Form 10-K
period 1994-10-31
SANDERSON FARMS INC
filed 1995-01-25
CIK 812128

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 1994

/  /  Transition Report pursuant to Section 13 or 15(d) of the Securities
exchange Act of 1934 For the transition period from       to

Commission file number : 0-16567

                        SANDERSON FARMS, INC.
        (Exact name of registrant as specified in its charter)

          Mississippi                               64-0615843
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                Identification No.)
       225 North 13th Avenue                           39440
        Laurel, Mississippi                         (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (601) 649-4030 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

               Common Stock, $1.00 per share par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X    Yes             No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of December 31, 1994: approximately $82,736,860.18.

     Number of Shares outstanding of the Registrant's common stock as of December 31, 1994: 9,075,427 shares of common stock, $1.00 per share par value.

     Portions of the Registrant' definitive proxy statement filed or to be filed in connection with its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.
PAGE

                             INTRODUCTORY

     Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 1994, which is the year for which this Annual Report is filed.

     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is January 25, 1995.

                                PART I

Item 1.  Business

     (a)  GENERAL DEVELOPMENT OF THE REGISTRANT'S BUSINESS

     Sanderson Farms, Inc. was incorporated in Mississippi in 1955. The Registrant is a fully-integrated poultry processing company engaged in the production, processing, marketing and distribution of fresh and frozen chicken products. In addition, through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), the Registrant is engaged in the processing, marketing and distribution of processed and prepared food items.
     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Miss Goldy brand name to retailers, distributors, and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1994, the Registrant processed 162.1 million chickens, or approximately 522.8 million dressed pounds. According to 1994 industry statistics, the Registrant was the 15th largest processor of dressed chickens in the United States based on estimated average weekly processing.
     The Registrant's chicken operations presently encompass four hatcheries, three feed mills, five processing plants and one by-products plant. The Registrant has contracts with operators of approximately 403 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 161 breeder farms.
     The Registrant sells over 100 processed and prepared food items nationally and regionally, primarily to distributors, national food service accounts, retailers and club stores. These food items include frozen entrees, such as chicken and dumplings, lasagna, seafood gumbo, and shrimp creole and specialty products, such as chicken patties and corn dogs. The Registrant also sells a retail entree line of six different two-pound frozen entrees including chicken primavera, lasagna with meat, seafood gumbo and mexican casserole with beef. This product line is designed as a convenient, quality product for the family.
     Since the Registrant completed the initial public offering of its common stock through the sale of 1,150,000 shares to an underwriting syndicate managed by Smith Barney, Harris Upham & Co. Incorporated and Morgan Keegan & Co. Inc. in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1993, this expansion included the expansion of the Registrant's Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Mississippi and Hazlehurst, Mississippi processing facilities, expansion of freezer and production capacity at its prepared foods facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, and the addition of deboning capabilities at four of the registrant's five poultry processing facilities. In addition, since 1987, the Registrant completed the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities, and completed the renovation and expansion of its Collins, Mississippi by-products facility, allowing for the elimination of a smaller by-products facility at the Laurel, Mississippi plant.
     During 1993, the Registrant began operations at its Pike County, Mississippi, production and processing facilities. These facilities include a hatchery, a feed mill, a processing plant, a waste water treatment facility and a water treatment facility.
     The Registrant continued its expansion during fiscal 1994. In January 1994, the Registrant began operations of a second processing line at its Pike County, Mississippi processing facility, which increased the Registrant's processing capacity by 325,000 birds per week to approximately 3,200,000 birds per week. In addition to expanding the Pike County processing facilities to include a second line, the Registrant expanded its Collins, Mississippi processing plant in early fiscal 1994 to allow for the deboning of product. The Registrant also began operations of a second shift on one of two processing lines at its Collins, Mississippi processing plant during June 1994. The new shift reached its processing capacity during the fourth quarter of fiscal 1994, and increased the number of birds the Company is processing to approximately 3,475,000 birds per week.
     Capital expenditures for fiscal 1994 were funded by working capital and
borrowings under a revolving credit agreement.   Effective July 28, 1994, the
Registrant amended its revolving credit agreement to, among other things, increase the revolving credit available to the Registrant thereunder to $70.0 million from $60.0 million. The Registrant anticipates that capital expenditures for fiscal 1995 will be funded by internally generated working capital and borrowings under the revolving credit agreement.
     The Registrant currently has additional processing capacity available to it through the double shifting of its Pike County, Mississippi processing facility and the second line at its Collins, Mississippi processing facility. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

REGISTRANT'S BUSINESS

General

     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.
     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Miss Goldy brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1994, the Registrant processed approximately 162.1 million chickens, or approximately 522.8 million dressed pounds. In addition, the purchased and further processed 52.3 million pounds of poultry products during fiscal 1994. According to 1994 industry statistics, the Registrant was the 15th largest processor of dressed chicken in the United States based on estimated average weekly processing.
     The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of the Sanderson Farms, Inc. Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, and Hammond, Louisiana, is engaged in the processing, sale and distribution of chickens.
     The Registrant conducts its processed and prepared foods business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Jackson, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of over 100 processed and prepared food items, which it sells nationally and regionally, principally to distributors, national food service accounts, retailers and club stores. Products

     The Registrant has the ability to produce a wide range of processed chicken products and processed and prepared food items thereby allowing it to take advantage of marketing opportunities as they arise.
     Processed chicken is first saleable as an ice packed whole chicken. The Registrant adds value to its ice packed whole chickens by removing the giblets, weighing, packaging and labelling the product to specific customer requirements and cutting the product based on customer specifications. The additional processing steps of giblet removal, close tolerance weighing and cutting increase the value of the product to the customer over whole chickens by reducing customer handling and cutting labor and capital costs, reducing the shrinkage associated with cutting, and ensuring consistently sized portions.
     With respect to chill pack products, additional value can be achieved by deep chilling and packaging whole chickens in bags or combinations of fresh chicken parts in various sized individual trays under the Registrant's brand name, which then may be weighed and prepriced, based on each customer's needs. The chill pack process increases the value of the product by extending shelf life, reducing customer weighing and packaging labor, and providing the customer with a wide variety of products with uniform, well designed packaging, all of which enhance the customer's ability to merchandise chicken products.
     To satisfy some customers' merchandising needs, the Registrant quick freezes the chicken product, which adds value by meeting the customers' handling, storage, distribution and marketing needs and by permitting shipment of product overseas where transportation time may be as long as 25 days.
     Value added products usually generate higher sale prices per pound, exhibit less finished price volatility and generally result in higher and more consistent profit margins over the long-term than non-value added product forms. Selling fresh chickens as a prepackaged brand name product has been a significant step in the development of the value added, higher margin consumer business. The Registrant evaluates daily the potential profitability of all product lines and attempts to maximize its profits on a short-term basis by making strategic changes in its product mix to meet customer demand.
     The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales of chicken products, of value added and non-value added chicken products.

                             Fiscal Year Ended October 31,

                         1990    1991    1992    1993    1994
Value added . . . .      94.7%   95.7%   96.3%   97.2%   98.3%
Non-value added . .       5.3%    4.3%    3.7%    2.8%    1.7%
Total Registrant
chicken sales . . .     100.0%  100.0%  100.0%  100.0%  100.0%

     The following table sets forth, for the years indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                              Fiscal Year Ended October 31,

                         1990    1991    1992    1993    1994
Registrant processed
  chicken:
  Value added:
    Chill pack(1) .      28.7%   28.3%   24.3%   20.9%   18.2%
    Fresh bulk pack(1)   38.9    37.8    42.2    49.6    56.2
    Frozen  . . . .       9.5     8.1     9.2     8.8    10.2
      Subtotal  . .      77.1    74.2    75.7    79.3    84.6

Non-value added:
    Ice pack  . . .       2.8     2.0     2.1     1.8     0.9
    Frozen  . . . .       1.5     1.4      .8     0.4     0.6
      Subtotal  . .       4.3     3.4     2.9     2.2     1.5
      Total Company
        processed
        chicken . .      81.4    77.6    78.6    81.5    86.1

Processed and
  prepared
  foods . . . . . .      17.5    21.5    20.9    18.4    13.8

Other(2)  . . . . .       1.1     0.9      .5     0.1     0.1
      Total . . . .      100.0%  100.0%  100.0%  100.0% 100.0%

(1) Vacuum pack poultry products have been restated in 1993 and included in 1994 as fresh bulk pack, which includes ice pack and vacuum pack products. The vacuum pack products were classified as chill pack products in the 1993 Form 10-K.

(2) Consists of sales of poultry products that the Registrant purchases from other poultry processors for resale, as necessary, to meet customer demand.


Sales and Marketing

     The Registrant's chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets), distributors and fast food operators located principally in the southeastern, southwestern and western United States. The Registrant also sells its chicken products to governmental agencies and to customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant's broad product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility.
     Sales and distribution of the Registrant's chicken products are conducted primarily by sales personnel at the Registrants general corporate offices in Laurel, Mississippi and by customer service representatives at each of its five processing complexes and through independent food brokers. Each complex has individual on-site distribution centers and uses the Registrant's truck fleet, as well as contract carriers, for distribution of its products.
     Generally, the Registrant prices its chicken products based upon weekly market prices reported by the United States Department of Agriculture. Consistent with the industry, the Registrant's profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical characteristics. The Registrant adds a markup to base prices, which depends upon value added, volume, product mix and other factors. While base prices may change weekly, the Registrant's markup is generally negotiated from time to time with the Registrant's customers. The Registrant's sales are generally made on an as-ordered basis, and the Registrant maintains no long-term sales contracts with its customers.
     The Registrant uses television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Miss Goldy products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising featuring a celebrity as the Registrant's spokesperson. Brand awareness is an important element of the Registrant's marketing philosophy, and it intends to continue brand name merchandising of its products.
     The Registrant's processed and prepared food items are sold nationally and regionally, primarily to distributors, national food service accounts, retailers and club stores. Sales of such products are handled by independent food brokers located throughout the United States, primarily in the southeast and southwest United States, and by sales personnel of the Registrant. Processed and prepared food items are distributed from the Registrant's plant in Jackson, Mississippi, through arrangements with contract carriers.

Production and Facilities

     General. The Registrant is a vertically-integrated producer of fresh and frozen chicken products, controlling the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of its product lines.

     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 1994, the Registrant maintained contracts with 40 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant vehicles to breeder farms that are maintained, as of October 31, 1994, by 121 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant vehicles.
     During the beginning of fiscal year 1994, the Registrant supplemented the production of hatching eggs by outside purchases of eggs for a period of twelve weeks, to support the second processing line at the Pike County processing facility.
     The Registrant owns and operates four hatcheries located in Mississippi where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant vehicles to independent contract grow-out farms. As of November 1994, the Registrant's hatcheries were capable of producing an aggregate of approximately 3.6 million chicks per week.

     Grow-out. The Registrant places it chicks on 403 grow-out farms, as of October 31, 1994, located in Mississippi and Louisiana where broilers are grown to an age of approximately six to seven weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms which are operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed is critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 1994, the Registrant operated three feed mills, all of which are located in Mississippi. The Registrant's annual feed requirements for fiscal 1994 were approximately 752,000 tons, and it has the capacity to produce approximately 904,800 tons of finished feed annually under current configurations.
     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 1994, the Registrant had approximately 401,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. The Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse affect of grain price increases.

     Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a single shift basis, is currently processing approximately 650,000 chickens per week. The Registrant's Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 950,000 chickens per week. The Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants currently operate on a double shift basis, and have the capacity to process an aggregate of approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at all its processing facilities. At October 31, 1994, four of these deboning facilities were operating on a double shift basis and the fifth was operating on a single shift basis, resulting in a combined capacity to process approximately 2.9 million pounds of product per week at all deboning facilities.

     Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Jackson, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items. The Registrant could increase significantly its production of processed and prepared food items without incurring significant capital expenditures or delays.

     Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 1994, the Registrant operated one by-products plant, and five automotive maintenance shops which service approximately 308 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi, processing plant currently serving over 200 children.

Quality Control

     The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers wholesome, high quality products.
     From the corporate offices, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant's feed ingredients and feed, the health of the Registrant's breeder flocks and broilers, and conducts microbiological tests of live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the five processing plants and the processed and prepared food plant.

Regulation

     The Registrant's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the federal Food and Drug Administration ("F.D.A."), the United States Department of Agriculture ("U.S.D.A."), the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The Registrant's chicken processing plants are subject to continuous on-site inspection by the U.S.D.A. The Sanderson Farms, Inc. (Foods Division) processing plant operates under the U.S.D.A.'s Total Quality Control Program which is a strict self-inspection plan written in cooperation with and monitored by the U.S.D.A. The F.D.A. inspects the production of the Registrant's feed mills.
     Compliance with existing regulations has not had a material adverse effect upon the Registrant's earnings or competitive position in the past and is not anticipated to have a materially adverse effect in the future. Management believes that the Registrant is in substantial compliance with existing laws and regulations relating to the operation of its facilities and does not know of any major capital expenditures necessary to comply with such statutes and regulations.
     The Registrant takes extensive precautions to ensure that its flocks are healthy and that its processing plants and other facilities operate in a healthy and environmentally sound manner. Events beyond the control of the Registrant, however, such as an outbreak of disease in its flocks or the adoption by governmental agencies of more stringent regulations, could materially and adversely affect its operations.

Competition

     The Registrant is subject to significant competition from regional and national firms in all markets in which it competes. Some of the Registrant's competitors have greater financial and marketing resources than the Registrant.
     The primary methods of competition are price, product quality, number of products offered, brand awareness and customer service. The Registrant has emphasized product quality and brand awareness through its advertising strategy. See "Business - Sales and Marketing". Although poultry is relatively inexpensive in comparison with other meats, the Registrant competes indirectly with the producers of other meats and fish, since changes in the relative prices of these foods may alter consumer buying patterns.

Sources of Supply

     During fiscal 1994, the Registrant purchased its pullets and its cockerels from three major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.
     During fiscal 1994, the Registrant purchased approximately 1.3% of its hatching egg requirements from an outside source to supplement the Registrant's hatching egg production. Purchases from this supplier were discontinued during the first quarter of fiscal 1994 as sufficient breeder operators were under contract to support the Registrant's operations.
     Other major raw materials used by the Registrant include feed grains, cooking ingredients and packaging materials. The Registrant purchases these materials from a number of different vendors and believes that its sources of supply are adequate for its present needs. The Registrant does not anticipate any difficulty in obtaining these materials in the future.

Seasonality

     The demand for the Registrant's chicken products generally is greatest during the spring and summer months and lowest during the winter months. Trademarks

     The Registrant has registered with the United States Patent and Trademark Office the trademark Miss Goldy which it uses in connection with the distribution of its premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Miss Goldy label.
The Registrant also has registered with the United States Patent and Trademark Office six other trademarks which are used in connection with the distribution of chicken and other products and for other competitive purposes.
     The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms which it uses in connection with the distribution of its prepared foods and two pound frozen entree products.
     The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.

Employees and Labor Relations

     As of October 31, 1994, the Registrant had 4,854 employees, including
668 salaried and 4,186 hourly employees. A collective bargaining agreement, which expired on November 30, 1994, with the United Food and Commercial Workers International Union covering 483 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana, was renegotiated and signed by the union and the Registrant effective November 6, 1994. This agreement will expire on November 30, 1998. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
     On June 30, 1994, an election was held by the National Labor Relations Board at the Registrant's Collins, Mississippi processing plant as a result of a petition filed by the Laborer's International Union of North America Local 693 seeking recognition as the exclusive collective bargaining representative of certain employees at that plant. The results of the election were inconclusive, with 430 votes cast in favor of union representation, 413 votes cast against union representation, and 29 votes not opened or counted because of challenges to their eligibility.
     On July 7, 1994, the Registrant filed its objections with the National Labor Relations Board asking that Board to count the ballots challenged by the union and to set aside the election as a result of improper election activity on the part of the union. A hearing on these objections and the challenged ballots was ordered, and was concluded on August 16, 1994. On October 9, 1994, the hearing officer issued his report and recommendation to the National Labor Relations Board that the Registrant's objectives and challenges be dismissed and that the appropriate certification of the union be issued. On November 15, 1994, the Registrant filed its exceptions to the hearing officer's report and recommendation, and the matter is now pending before the National Labor Relations Board.
     On December 14, 1994, the National Labor Relations Board scheduled an election at the Registrant's Hazlehurst, Mississippi processing plant as a result of a petition filed by the Laborer's International Union of North America Local 693 seeking recognition as the exclusive collective bargaining representative of certain employees at that plant. The election is scheduled for January 27, 1995.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND
     DOMESTIC OPERATIONS AND EXPORT SALES

     The Registrant engages in no material foreign operations, and no material portion of its revenues was derived from customers in foreign countries.

Item 2.  Properties.

     The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount, at the end of the lease term. One processing plant complex is leased under four leases, three of which are renewable annually through 2061, 2063, 2075 and 2073, respectively. Certain infrastructure improvements associated with a processing plant are leased under a lease which expires in 2012 and is thereafter renewable annually through 2091. All of the foregoing leases are capital leases.
     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $1,609,208 on December 31, 1994, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement obtained July 29, 1992, and under the $20 million long-term fixed rate loan obtained in February, 1993, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.
     Management believes that the Company's facilities are suitable for its current purposes, and believes that current renovations and expansions will enhance present operations and allow for future internal growth.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings, other than routine litigation incidental to the Registrant's business, to which the Registrant is a party or of which its property is the subject, and no such proceedings are known by the Registrant to be contemplated by governmental authorities.

Item 4.  Submission of Matters to
        a Vote of Security Holders.

     No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.


Item 4A.  Executive Officers of the Registrant.



                                                  Executive
       Name              Age       Office        Officer Since

Joe Frank Sanderson      69   Chairman of the          1955 (1)
                              Board

Joe F. Sanderson, Jr.    47   President and            1984 (2)
                              Chief Executive
                              Officer

D. Michael Cockrell      37   Treasurer and Chief      1994 (3)
                              Financial Officer

James A. Grimes          46   Secretary and            1994 (4)
                              Chief Accounting
                              Officer

(1) Joe Frank Sanderson, a founder of the Registrant, has served as Chairman of the Board for more than five years. Prior to November 1, 1989, Mr. Sanderson also served as Chief Executive Officer and Treasurer of the Registrant.

(2) Joe F. Sanderson, Jr. has served as President and Chief Executive Officer of the Registrant since November 1, 1989. From January 1984, to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(3) D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(4) James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.

     Executive officers of the Company serve at the pleasure of the Board of Directors. There are no understandings or agreements relating to any person's service or prospective service as an executive officer of the Registrant. Joe
F. Sanderson, Jr. is the son of Joe Frank Sanderson. Joe Frank Sanderson and Joe F. Sanderson, Jr. are also Directors of the Registrant.

                               PART II


Item 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters.

     The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders as of December 31, 1994, was 606.

     The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market quotations are based on actual sales prices.


                                     Stock Price
     Fiscal Year 1994     High          Low         Dividends
     First Quarter       $18.50         $14.00         $.075
     Second Quarter      $17.75         $14.75         $.075
     Third Quarter       $19.75         $16.50         $.075
     Fourth Quarter      $20.25         $18.50         $.075


                                    Stock Price
     Fiscal Year 1993     High           Low         Dividends
     First Quarter       $20.50         $13.50         $.075
     Second Quarter      $22.75         $18.75         $.075
     Third Quarter       $24.50         $15.50         $.075
     Fourth Quarter      $18.75         $14.75         $.075

On December 30, 1994, the closing sales price for the common stock was $22.25 per share.


Item 6.   Selected Financial Data.


                                     Year Ended October 31
                       1994        1993       1992       1991       1990
                                (In thousands, except per share data)
Net sales              $371,502  $269,059    $210,057    $186,077   $175,837
Income from operations   28,184    20,767       8,033      10,058     11,769
Net income               15,479    11,938       5,253       7,552      9,127
Earnings per share         1.71      1.32         .58         .83       1.01
Working capital          45,843    42,548      33,371      43,545     48,242
Total assets            181,709   169,006     126,339      94,198     87,745
Long-term debt, less
  current maturities     56,176    60,253      29,826       1,931      2,032
Stockholders' equity    106,187    93,431      84,216      81,686     76,857
Cash dividends declared
  per share            $    .30   $   .30    $    .30    $    .30    $   .30




                            QUARTERLY FINANCIAL DATA

                                       Fiscal Year 1994
                            First   Second      Third         Fourth
                          Quarter   Quarter     Quarter       Quarter
                                (In thousands, except per share data)
                                          (Unaudited)

Net sales                 $81,445   $91,536       $99,382     $99,139
Operating income            2,578     5,704         9,204      10,698
Net income                  1,186     3,041         5,175       6,077
Earnings per share        $   .13   $   .34        $  .57     $   .67


                                        Fiscal Year 1993
                           First      Second        Third       Fourth
                          Quarter     Quarter      Quarter      Quarter
                                (In thousands, except per share data)
                                           (Unaudited)

Net sales                $55,819    $62,057       $70,875      $80,308
Operating income           3,807      4,297         5,263        7,400
Net income                 2,388      2,432         2,862        4,256
Earnings per share       $   .26    $   .27        $  .32      $   .47


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow out"), processing, and marketing. Consistent with the industry, its profitability is substantially impacted by the market price for finished product and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed, related to the profitability of its poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 60% of the Company's total production costs.

The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margins than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken sales, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first saleable as a finished product, such as cutting, deep chilling, packaging and labelling the product. The Company believes that one of its major strengths is its ability to change its product mix to meet customer demands.

The Company's processed and prepared foods product line includes over 100 institutional and consumer packaged food items which it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

On February 24, 1994, the Company announced plans to add a second shift to one of two processing lines at its Collins, Mississippi processing plant. The new shift began operations during June 1994 and reached its processing capacity during the fourth quarter of fiscal 1994. This additional shift increased the number of birds the Company is processing to approximately 3,475,000 birds per week.

Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 1994 as follows:


                         1st          2nd         3rd        4th
                         Quarter     Quarter     Quarter    Quarter
Fiscal 1994
  High                  $.5525       $.5625       $.6025*  $.5650
  Low                   $.5250*      $.5300       $.5650   $.5375

Fiscal 1993
  High                  $.5325       $.5425       $.5675   $.5875*
  Low                   $.4850*      $.5075       $.5525   $.5525

Fiscal 1992
  High                  $.4800       $.4875       $.5475   $.5625*
  Low                   $.4675*      $.4700       $.4950   $.5125

*Year High/Low

Market prices, as measured by the Georgia dock price, have decreased from October 31, 1994 through the Thanksgiving holiday to $.5125 per pound. Market prices have remained stable at $.5125 per pound from Thanksgiving through the Christmas season.

During fiscal 1993, the poultry industry experienced a favorable finished product environment and an overall decline in feed grain prices. These factors, together with the Company's expansion, favorably impacted income from operations. During fiscal 1994, as in fiscal 1993, the poultry industry experienced higher prices for poultry products as compared to the previous fiscal year. However, the positive effect of improved prices of poultry products was partially offset by higher costs of feed grains. Although feed costs were higher overall for fiscal 1994 than for fiscal 1993, they declined significantly during the last months of fiscal 1994. The Company is unable to predict how long current conditions will continue or to what extent cyclical pressures will affect operations.

RESULTS OF OPERATIONS:

Fiscal 1994 Compared to Fiscal 1993

Net sales for the year ended October 31, 1994, increased to $371.5 million, an increase of $102.4 million, or 38.1%. The increase in net sales resulted from a 35.2% increase in the total pounds of products sold and a 2.1% increase in the average sale price of products. Net sales of poultry products sold increased $100.0 million, or 45.8%, when compared to fiscal 1993. The increase in the net sales of poultry products was due to an increase in the pounds of poultry products sold of 38.3% and an increase in the average net sales price of poultry products of 5.5%. Net sales of prepared food products increased $2.4 million, or 4.7%. The pounds of prepared food products sold increased 3.2% as the average sale price of prepared food products increased 1.5% during fiscal 1994 as compared to fiscal 1993.

Cost of sales for fiscal 1994 increased approximately $94.6 million, or 40.3%, as compared to fiscal 1993. Cost of sales of poultry products sold increased $92.6 million, or 46.1%, during fiscal 1994 as compared to fiscal 1993. The increase in cost of sales for fiscal 1994 as compared to fiscal 1993, resulted primarily from the increased pounds of poultry products sold and an increase in the overall costs of feed grains. A simple average of the corn and soybean meal cash market prices reflected an increase of 10.4% and a decrease of 3.5%, respectively, during fiscal 1994 as compared to the previous fiscal year.
Cost of sales of prepared food products increased $2.0 million, or 6.1%, during the year ended October 31, 1994 as compared to the year ended October 31, 1993.

Selling, general and administrative expenses in fiscal 1994 increased $.4 million, or 3.1%, as compared to fiscal 1993. Measured as a percentage of net sales, selling, general and administrative expenses for fiscal 1994 were 3.8% as compared to 5.1% during fiscal 1993.

Interest expense increased approximately $1.6 million during fiscal 1994 as compared to fiscal 1993. The increase in interest expense is due primarily to higher interest rates and reflects interest incurred on borrowed funds for the financing of the Pike County complex and other major construction projects for the entire year of fiscal 1994.

The Company's effective tax rate increased in fiscal 1994 to approximately 37.7% as compared to approximately 37.1% in fiscal 1993. The increase is primarily due to higher earnings in fiscal 1994 as compared to fiscal 1993, which resulted in tax calculations using higher tax rates.

Fiscal 1993 Compared to Fiscal 1992

For the year ended October 31, 1993, net sales increased $59.0 million or 28.1% as compared to the year ended October 31, 1992. The increase in net sales resulted from a 24.4% increase in the total pounds of products sold and a 3.0% increase in the average sale price of products sold during fiscal 1993 as compared to fiscal 1992. Net sales of poultry products sold increased $53.6 million, or 32.5%, when compared to fiscal 1992. The increase in net sales of poultry during fiscal 1993 as compared to fiscal 1992 is a result of an increase in the pounds of poultry products sold and an increase in the average sale price of poultry products of 26.2% and 5.0%, respectively. Net sales of prepared food products increased $5.4 million, or 11.9%. The pounds of prepared food products sold increased 7.9% as the average sale price of prepared food products increased 3.7%.

Cost of sales for fiscal 1993 increased approximately $45.8 million, or 24.2%, over the prior fiscal year. Of the increase, approximately $42.6 million was associated with poultry products and was due primarily to the increase in pounds of poultry products sold. A simple average of the corn and soy meal cash market prices reflected a decrease of 6.3% and an increase of 4.1%, respectively, when compared to fiscal 1992. Cost of sales of prepared food products sold increased $3.2 million, or 10.4%, during fiscal 1993 as compared to fiscal 1992, primarily as a result of an increase in the pounds of prepared food products sold.

Selling, general and administrative expenses in fiscal 1993 increased $.5 million, or 3.6%, as compared to fiscal 1992. Selling, general and administrative expenses for fiscal 1993 were 5.1% of net sales as compared to 6.2% of net sales in fiscal 1992.

Interest expense increased approximately $1.9 million during fiscal 1993 as compared to fiscal 1992. Interest costs of $.4 million and $.3 million were capitalized as a result of additional borrowings incurred in connection with the construction of the Pike County, Mississippi complex and other major construction projects in fiscal 1993 and 1992, respectively. Interest income decreased approximately $.2 million during fiscal 1993 as compared to fiscal 1992 as a result of reduced amounts available for investments and lower interest rates.

The Company's effective tax rate increased in fiscal 1993 to approximately 37.1% as compared to approximately 36.0% in fiscal 1992. The increase is primarily due to reduced tax-free interest income as a percentage of net income before taxes. The effect of the retroactive tax rate increase incorporated into the Revenue Reconciliation Act of 1993 was insignificant.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 1994, the Company's working capital totaled $45.8 million and its current ratio was 5.6 to 1, as compared to working capital of $42.5 million and a current ratio of 6.6 to 1 at October 31, 1993. During fiscal 1994, the Company expended $22.4 million on planned capital projects and $4.0 million to reduce the outstanding debt under its revolving credit agreement. During the third quarter of fiscal 1994, the credit agreement was amended to, among other things, increase the revolving credit available to the Company thereunder to $70.0 million from $60.0 million. The same group of banks that were parties to the original revolving credit agreement were parties to the amendment.

The Company's capital budget for fiscal 1995 is approximately $23.2 million. The original capital budget for fiscal 1994 was approximately $21.6 million, which was increased to approximately $26.7 million due to the addition of items not approved at the beginning of fiscal 1994 pending justification, field trial and alternate costing. Included in the fiscal 1995 budget is approximately $3.9 million relating to fiscal 1994 budget items that were not completed or started in fiscal 1994. Also included in the fiscal 1995 budget are renovations to offices at three processing facilities and other major capital projects for changes and additions to existing processing facilities to allow better product flow and product mix for more market flexibility.

The Company anticipates that the capital expenditures for fiscal 1995 will be funded by working capital and additional borrowings under its $70.0 million revolving credit agreement.


Item 8.  Financial Statements and Supplementary Data.
                     Sanderson Farms, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                      October 31
                                                   1994         1993
                                                     (In thousands)
Assets
Current assets:
  Cash and temporary cash investments            $  4,125     $  3,979
  Accounts receivables, less allowance of
  $100,000 in 1994 and $80,000 in 1993             18,986       17,014
  Inventories (Note 2)                             29,375       26,425
  Prepaid expenses                                  3,293        2,752
Total current assets                               55,779       50,170
Property, plant and equipment (Note 3):
  Land and buildings                               70,176       58,843
  Machinery and equipment                         126,060      106,275
  Construction in process                           6,641       15,637
                                                  202,877      180,755
  Accumulated depreciation                        (78,110)     (63,161)
                                                  124,767      117,594
Other assets                                        1,163        1,242
Total assets                                     $181,709     $169,006

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $  2,837     $  3,356
  Accrued expenses                                  5,399        3,687
  Accrued income taxes                              1,623          506
  Current maturities of long-term debt                 77           73
Total current liabilities                           9,936        7,622
Long-term debt, less current maturities (Note 3)   56,176       60,253
Deferred income taxes (Note 4)                      9,410        7,700
Stockholders' equity (Note 6):
  Preferred Stock:
     Series A Junior Participating Preferred Stock, $100
       par value:  authorized shares 500,000; none issued
     Par value to be determined by the Board of Directors:
       authorized shares 4,500,000; none issued
  Common Stock, $1 par value:  authorized shares 100,000,000;
     issued and outstanding shares 9,075,427        9,075        9,075
  Paid-in capital                                   7,410        7,410
  Retained earnings                                89,702       76,946
Total stockholders' equity                        106,187       93,431
Total liabilities and stockholders' equity       $181,709     $169,006

                            See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME


                                             Years Ended October 31
                                           1994        1993        1992
                                       (In thousands, except per share data)
Net sales                                 $371,502    $269,059     $210,057
Cost and expenses:
 Cost of sales                             329,294     234,691      188,900
 Selling, general and administrative        14,024      13,601       13,124
                                           343,318     248,292      202,024
Operating income                            28,184      20,767        8,033
Other income (expense):
 Interest income                               109         158          365
 Interest expense                           (3,655)     (2,090)        (163)
 Other                                         195         158          (37)
                                            (3,351)     (1,774)         165
Income before income taxes                  24,833      18,993        8,198
Income tax expense (Note 4)                  9,354       7,055        2,945
Net income                                 $15,479     $11,938       $5,253
Net income per share                       $  1.71     $  1.32       $  .58

                            See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Total
                             Common Stock      Paid-in   Retained  Stockholders'
                            Shares   Amount    Capital   Earnings    Equity
                                     (In thousands, except shares)
Balance at November 1, 1991   9,075,427  $9,075  $7,410  $65,201   $81,686
 Net income for year                                        5,253    5,253
 Cash dividends ($.30 per share)                           (2,723)  (2,723)

Balance at October 31, 1992   9,075,427   9,075   7,410    67,731   84,216
 Net income for year                                       11,938   11,938
 Cash dividends ($.30 per share)                           (2,723)  (2,723)

Balance at October 31, 1993   9,075,427   9,075   7,410    76,946   93,431
 Net income for year                                       15,479   15,479
 Cash dividends ($.30 per share)                           (2,723)  (2,723)

Balance at October 31, 1994   9,075,427  $9,075  $7,410   $89,702 $106,187

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Years Ended October 31
                                           1994        1993        1992
                                                   (In thousands)
Operating activities
Net income                                 $15,479     $11,938     $5,253
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization            15,604      11,370      7,935
   Provision for losses on accounts
    receivable                                  36          43         45
   Deferred income taxes                     1,500       1,300        500
   Change in assets and liabilities:
    Increase in accounts receivable         (2,008)     (5,332)      (535)
    Increase in inventories                 (2,950)     (8,059)    (1,832)
    Increase in prepaid expenses              (331)       (798)      (138)
    Increase in other assets                  (269)       (737)      (405)
    Increase (decrease) in accounts payable   (519)      1,356        193
    Increase in accrued expenses             2,829         201      1,019
Total adjustments                           13,892        (656)     6,782
Net cash provided by
   operating activities                     29,371      11,282     12,035
Investing activities
Net proceeds from sale of
   property and equipment                       15          83         18
Capital expenditures                       (22,444)    (38,181)   (48,647)
Net cash used in investing activities      (22,429)    (38,098)   (48,629)
Financing activities
Long-term borrowings                          -0-       20,000        -0-
Net change in revolving credit              (4,000)      6,000     28,000
Principal payments on long-term debt           (73)       (105)      (101)
Dividends paid                              (2,723)     (2,723)    (2,723)
Net cash provided by (used in)
   financing activities                     (6,796)     23,172     25,176
Net increase in cash and temporary
   cash investments                            146      (3,644)   (11,418)
Cash and temporary cash investments
    at beginning of year                     3,979       7,623     19,041
Cash and temporary cash investments
    at end of year                         $ 4,125     $ 3,979     $7,623
Supplemental disclosure of
    cash flow information:
 Cash paid for income taxes                $ 6,736     $ 6,229     $2,329
 Cash paid for interest                    $ 3,945     $ 2,301     $   89
 Non-cash financing activities
    related to capital lease               $   -0-     $ 4,500     $  -0-

                            See accompanying notes.

                Sanderson Farms, Inc. and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of Sanderson Farms, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Temporary Cash Investments: Temporary cash investments are stated at cost which approximates market. Included are investment agreements for securities purchased under agreements to resell with a maturity of one day.

Accounts Receivable: The Company sells fresh and frozen chicken and other prepared food items to retailers, distributors and fast food operators in the southern, southwestern and western United States. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have consistently been within management's expectations.

Inventories: Processed food and poultry inventories and inventories of feed, egg, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market.

Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The costs associated with breeders are accumulated up to the production stage and amortized over the productive lives using the straight-line method.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives.

Income Taxes: Deferred income taxes relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. The taxes on the cash basis temporary differences as of that date will not be payable under current tax laws provided there are no changes in ownership control and future annual revenues of the farming subsidiary exceed 1988 revenues. Management does not anticipate the payment of such taxes related to these cash bases timing differences during fiscal 1995. (See Note
4).

Effective October 31, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The effect of adopting the statement was insignificant on the Company's financial position and operations.

Earnings Per Share: Earnings per share are based upon the weighted average number of shares outstanding during each year. The weighted average shares outstanding were 9,075,427 in 1994, 1993 and 1992.

2. Inventories
Inventories consisted of the following:

                                           October 31
                                       1994         1993
                                           (In thousands)
Live poultry broilers and breeders    $16,453    $13,658
Feed, eggs and other                    3,795      3,775
Processed poultry                       3,005      2,288
Processed food                          4,149      4,831
Packaging materials                     1,973      1,873
                                      $29,375    $26,425

3. Long-term Credit Facilities and Debt
Long-term debt consisted of the following:

                                           October 31
                                       1994         1993
                                           (In thousands)
Revolving credit agreement with banks
 (weighted average rate of 6.3% at
 October 31, 1994)                    $30,000     $34,000
Term loan with an insurance company,
 accruing interest at 7.49%; due in
 annual principal installments
 of $2,850,000 beginning in 1997       20,000       20,000
Note payable, accruing interest at 5%;
 due in annual installments of $161,400,
 including interest, maturing in 2009   1,694        1,767
6% Mississippi Business Investment Act
 bond capital lease obligation          4,500        4,500

Notes payable to an insurance company,
 accruing interest at 5%                    59          59
                                        56,253      60,326
Less current maturities of long-term
   debt                                     77          73
                                       $56,176     $60,253

The Company has a $70.0 million ($40.0 million available at October 31, 1994) revolving credit agreement with four banks. The revolver extends to 1997, when the outstanding borrowings may be converted to a term loan payable in equal semiannual installments over four years. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .375% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $7,941,000 is pledged as collateral to a note payable and the capital lease obligation.

Interest costs of $0, $416,000 and $250,000 were capitalized in 1994, 1993 and 1992, respectively.

The aggregate annual maturities of long-term debt at October 31, 1994 are as follows (in thousands):

Fiscal Year                          Amount
     1995                             $  77
     1996                               226
     1997                            10,590
     1998                            10,604
     1999                            10,618
     Thereafter                      24,138
                                    $56,253

4. Income Taxes
Income tax expense consisted of the following:


                                     Years Ended October 31
                                  1994      1993        1992
                                            (In thousands)
Current:
     Federal                    $7,150      $5,233     $2,039
     State                         704         522        406
Deferred
     Federal                     1,370       1,200        470
     State                         130         100         30
                                $9,354      $7,055     $2,945

Significant components of the Company's deferred tax assets and liabilities at were as follows (in thousands):

Deferred tax assets (included in prepaid expenses):


                                             October 31,
                                           1994        1993


     Accrued expenses                     $ 550       $330
     Prepaid expenses                      (140)      (130)

                                          $ 410       $200
Deferred tax liabilities:
     Cash basis temporary differences    $3,900     $3,900
     Property, plant and equipment        5,510      3,800
                                         $9,410     $7,700

The differences between the consolidated effective income tax rate and the federal statutory rate were as follows:



                                    Years Ended October 31
                                  1994      1993     1992
Taxes at statutory rate            34.9%    34.3%    34.0%

State income taxes                  3.1      3.8      3.3
State income tax credit             (.8)    (1.5)     -0-
Tax exempt interest                  -0-      -0-    (1.0)
Other, net                           .5       .5      (.3)
                                   37.7%    37.1%    36.0%

5. Employee Benefit Plans

The Company has a defined contribution profit sharing plan that covers all employees and an employee stock ownership plan that is restricted to salaried employees. As of October 31, 1994, the Company is waiting to receive approval from the Internal Revenue Service to merge the employee profit sharing plan into the employee stock ownership plan. Annual contributions are made at the discretion of the Board of Directors. Total contributions to the profit sharing plan were $1,200,000 in 1994, $750,000 in 1993 and $350,000 in 1992.

Under the Company's Stock Option Plan, 500,000 shares of Common Stock have been reserved for grant to key management personnel. Options to purchase an aggregate of 30,000 shares at $16 per share and 57,000 shares at $16.50 are outstanding at October 31, 1994. Options to purchase 6,000 shares were exercisable at October 31, 1994.

6. Shareholder Rights Agreement

On April 21, 1989, the shareholders of the Company approved a shareholders rights agreement (the "Agreement") under which one share purchase right ("right") was declared as a dividend for each share of the Company's Common Stock outstanding on May 31, 1989. The rights do not become exercisable and certificates for the rights will not be issued until ten business days after a person or group acquires or announces a tender offer for the beneficial ownership of 20% or more of the Company's Common Stock. Special rules set forth in the Agreement apply to determine beneficial ownership for members of the Sanderson family. Under these rules, such a member will not be considered to beneficially own certain shares of Common Stock, the economic benefit of which is received by any member of the Sanderson family, and certain shares of Common Stock acquired pursuant to profit sharing plans of the Company.

The exercise price of a right has been established at $53. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. The rights may be redeemed by the Board of Directors at $.01 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company's Common Stock, or by two-thirds of the Directors who are not the acquirer, or an affiliate of the acquirer, prior to the acquisition of 50% or more of the Company's Common Stock by such acquirer. The rights expire on April 21, 1999.

7. Other Matters

One customer accounted for 10.4% and 11.6% of consolidated sales for the years ended October 31, 1993 and 1992. No customer accounted for more than 10% of consolidated sales for the year ended October 31, 1994. Export sales were less than 10% of consolidated sales in each year presented.

The effects of adopting in 1994 FASB Statement No. 106 "Employers' Accounting for Postretirment Benefits other than Pension" was insignificant to the Company's financial position and operation for the year ended October 31, 1994.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                               PART III

Item 10. Directors and Executive
         Officers of the Registrant.

         As required by General Instruction G(3) to Form 10-K, reference is made to the information concerning the Directors of the Registrant and the nominees for election as Directors appearing in the Registrant's definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(c). Such information is incorporated herein by reference to the definitive proxy statement.
         Information concerning the executive officers of the Registrant is set forth in Item 4A of Part I of this Annual Report.

Item 11. Executive Compensation.

         As required by General Instruction G(3) to Form 10-K, reference is made to the information concerning remuneration of Directors and executive officers of the Registrant appearing in the Registrant's definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(c). Such information is incorporated herein by reference to the definitive proxy statement.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

         As required by General Instruction G(3) to Form 10-K, reference is made to the information concerning beneficial ownership of the Registrant's Common Stock, which is the only class of the Registrant's voting securities, appearing in the Registrant's definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(c). Such information is incorporated herein by reference to the definitive proxy statement.

 Item 13.             Certain Relationships
         and Related Transactions.

         Not applicable.

                               PART IV
Item 14.              Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K.

(a)1.  FINANCIAL STATEMENTS:

         The following consolidated financial statements of the Registrant are included in Item 8:

         Consolidated Balance Sheets - October 31, 1994 and 1993

         Consolidated Statements of Income - Years ended October 31, 1994, 1993 and 1992

         Consolidated Statements of Shareholders' Equity - Years ended October 31, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows - Years ended
         October 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements - October 31, 1994

(a)2.  FINANCIAL STATEMENT SCHEDULES:

         The following consolidated financial statement schedules of the Registrant are included in Item 8:

         Schedule V   -   Property, Plant and Equipment.

         Schedule VI  -   Accumulated Depreciation of
                          Property, Plant and Equipment.

         Schedule VIII    -   Valuation and Qualifying Accounts.

         Schedule IX  -   Short-Term Borrowings.

         Schedule X   -   Supplementary Income Statement
                          Information.

         All other schedules are omitted as they are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a)3(i).  EXHIBITS:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

     Exhibit                  Brief
     Number                   Description

(1)  3-A               -      Copy of Articles of Incorporation of the
                              Registrant, as amended.
     3-B               -      Copy of Restated By-Laws of the
                              Registrant as of October 27, 1994.
(1)  4                 -      Copy of Certificate of Designations of
                              Series A Junior Participating Preferred
                              Stock of the Registrant
(2)  10-A              -      Copy of Agreement of Purchase and Sale
                              of Assets dated March 10, 1986 among the
                              Registrant, National Prepared Foods,
                              Inc., Trend Line Corporation, Business
                              Advisors and Investor, Inc., W.T. Hogg,
                              Jr., W.T. Hogg, Jr. Trust for
                              Grandchildren, Noreen Mary Hogg Case
                              Trust Under Agreement December 20, 1972
                              and Sherri Ann Hogg Ford Trust Under
                              Agreement December 20, 1972.
(2)  10-B              -      Copy of Contract dated July 31, 1964
                              between the Registrant and the City of
                              Laurel, Mississippi.
(2)  10-B-1            -      Copy of Contract Amendment dated
                              December 1, 1970 between the Registrant
                              and the City of laurel, Mississippi.
(2)  10-B-2            -      Copy of Contract Amendment dated June
                              11, 1985 between the Registrant and the
                              City of Laurel, Mississippi.
(2)  10-B-3            -      Copy of Contract Amendment dated October
                              7, 1986 between the Registrant and the
                              City of Laurel, Mississippi.
     10-B-4            -      Copy of Contract Amendment dated August
                              16, 1994 between the Registrant and the
                              City of Laurel, Mississippi.
(2)  10-C              -      Copy of Lease Agreement dated May 19,
                              1964 among the Town of Collins,
                              Covington County, Mississippi and
                              Mississippi Federated Cooperatives AAL.
(2)  10-C-1            -      Copy of Assignment of Lease and
                              Leasehold Estate, and Conveyance of
                              Leaseholder Improvements and Other
                              Properties, Reserving a Purchase Money
                              Security Interest, dated December 21,
                              1981 between MFC Services (AAL) and
                              Sanderson Farms, Inc. (Processing
                              Division).
(2)  10-D              -      Copy of Lease Agreement dated November
                              28, 1962  between the Board of
                              Supervisors of Covington County,
                              Mississippi acting for and on behalf of
                              Supervisors Districts 1, 2, 3 and 5 of
                              Covington County, Mississippi and
                              Mississippi Federated Cooperatives, AAL.
(2)  10-D-1            -      Copy of Contract dated October 2, 1972
                              between the Board of Supervisors of
                              Covington County, Mississippi, acting
                              for and on behalf of Covington County,
                              Mississippi and MFC Services (AAL).
(2)  10-D-2            -      Copy of Lease Agreement dated May 1,
                              1976 between Supervisors Districts One,
                              Two, Three and Five of Covington County,
                              Mississippi and MFC Services (AAL).
(2)  10-D-3            -      Copy of Assignment of Leases and
                              Leasehold Estate, and Conveyance of
                              Leasehold Improvements and Other
                              Properties, Reserving a Purchase Money
                              Security Interest, dated December 21,
                              1981 between MFC Services (AAL) and
                              Sanderson Farms, Inc. (Processing
                              Division).
(2)  10-E              -      Copy of Agreement dated December 1,
                              1986, between Sanderson Farms, Inc.
                              (Hammond Processing Division) and United
                              Food and Commercial Workers Local Union
                              210 affiliated with the United Food and
                              Commercial Workers International Union.
(5)  10-E-1            -      Copy of Agreement dated February 14,
                              1990 between Sanderson Farms, Inc.
                              (Hammond Processing Division) and United
                              Food and Commercial Workers Local Union
                              210, affiliated with the United Food and
                              Commercial Workers International Union.
     10-E-2            -      Copy of Agreement effective November 6,
                              1994 between Sanderson Farms, Inc.
                              (Hammond Processing Division) and United
                              Food and Commercial Workers Local Union
                              210, affiliated with the United Food and
                              Commercial Workers International Union.
(2)  10-F              -      Copy of Employee Stock Ownership Plan
                              and Trust Agreement of Sanderson Farms,
                              Inc. and Affiliates.
(2)  10-F-1            -      Copy of Amendment One to the Employee
                              Stock Ownership Plan and Trust Agreement
                              of Sanderson Farms, Inc. and Affiliates.
(3)  10-F-2            -      Copy of Amendment Two to the Employee
                              Stock Ownership Plan and Trust Agreement
                              of Sanderson Farms, Inc. and Affiliates.
(2)  10-G              -      Copy of General Employee's Profit
                              Sharing-Retirement Trust Agreement of
                              Sanderson Farms, Inc. and Affiliates.
(6)  10-H              -      Copy of Sanderson Farms, Inc.
                              Performance Incentive Program effective
                              January 1, 1991.
(6)  10-H-1            -      Copy of Sanderson Farms, Inc.
                              Performance Incentive Program for
                              Sanderson Farms, Inc. (Foods Division)
                              effective November 1, 1990.
(6)  10-H-2            -      Copy of Sanderson Farms, Inc.
                              Performance Incentive Program for
                              Sanderson Farms, Inc. (Foods Division)
                              Retail Entree effective November 1,
                              1990.

     10-H-3            -      Copy of Sanderson Farms, Inc. Bonus
                              Award Program effective November 1,
                              1993.
(7)  10-I              -      Copy of Sanderson Farms, Inc. and
                              Affiliates Stock Option Plan.
(5)  10-J              -      Copy of Memorandum of Agreement dated as
                              of June 13, 1989, between Pike county,
                              Mississippi and the Registrant.
(6)  10-K              -      Copy of Wastewater Treatment Agreement
                              between the City of Magnolia,
                              Mississippi and the Registrant dated
                              August 19, 1991.
(6)  10-L              -      Copy of Memorandum of Agreement and
                              Purchase Option between Pike County,
                              Mississippi and the Registrant dated
                              May, 1991.
     10-M              -      Copy of Lease Agreement between Pike
                              County, Mississippi and the Registrant
                              dated as of November 1, 1992.
     13                -      Copy of the Registrants definitive proxy
                              statement related to the 1995 Annual
                              Meeting of Shareholders.
     22                -      List of subsidiaries of the Registrant.
     24                -      Consent of Independent Auditors
     27                -      Copy of Financial Data Schedule
(2)  28-A              -      Copy of Certificate of Registration of
                              Trademark "Miss Goldy".
(2)  28-B              -      Copy of Certificate of Registration of
                              Trademark "Wise Choice".
(2)  28-C              -      Copy of Certificate of Registration of
                              Trademark "Buttercup Farms".
(2)  28-D              -      Copy of Certificate of Registration of
                              Trademark "Collinswood".
(2)  28-E              -      Copy of Certificate of Registration of
                              Trademark "Covington Farms".
(2)  28-F              -      Copy of Certificate of Registration of
                              Trademark "Smart Cuts".
(4)  28-G              -      Copy of Certificate of Registration of
                              Trademark "Kettle Classics".
(5)  28-H              -      Copy of Certificate of Registration of
                              Trademark "Sanderson Farms".

(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-13141) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1987, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1988, and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference.

(a)(3)(ii)  Agreements Available Upon Request by the Commission.
The Registrant is a party to various agreements defining the rights of holders of long-term debt of the Registrant, but no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Registrant will furnish a copy of any such agreement to the Commission. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b)(4)(iii) of Regulation S-K.

(b)  REPORTS ON FORM 8-K:
No reports on From 8-K were filed during the fourth quarter of the Fiscal Year ended October 31, 1994.

                      QUALIFICATION BY REFERENCE
Information contained in this Annual Report as to the contents of any contract or other document referred to or evidencing a transaction referred to is necessarily not complete, and in each document filed as an exhibit to this Annual Report or incorporated herein by reference, all such information being qualified in its entirety by such reference.


                  REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1994. Our audit also included the financial statements listed in the index under Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                            /s/Ernst & Young LLP
Jackson, Mississippi
December 15, 1994

                     Sanderson Farms, Inc. and Subsidiaries
                         Property, Plant and Equipment
                                   Schedule V
______________________________________________________________________________
      COL. A        COL. B    COL. C    COL. D       COL. E        COL. F
                                                      Other
                   Balance at                        Changes      Balance
                   Beginning  Additions              Add Deduct   at End
  Classification   of Period  at Cost   Retirements  Describe     of Period
                                      (In thousands)

Year ended
October 31, 1994
Land                 $1,067    $ 46                  $(248)(3)  $    865
Building and
 improvements        57,776     478                 11,057(3)     69,311
Machinery and
 equipment          106,275   5,222     $  322      14,885(3)    126,060
Construction-in-
 process             15,637  16,698        -       (25,694)(3)     6,641
Totals             $180,755 $22,444     $  322     $     -      $202,877


Year ended
 October 31, 1993
Land              $  1,067                                     $  1,067
Building and
 improvements       30,787  $  410      $    5      $26,584(3)   57,776
Machinery and
 equipment          70,818  10,656(1)    1,184       25,985(3)  106,275
Construction-in-
 process            36,836  31,370(2)       -       (52,569)(3)  15,637
Totals            $139,508 $42,436      $1,189      $     -    $180,755


Year ended
 October 31, 1992
Land              $    912  $  155                             $  1,067
Building and
 improvements       25,875     269      $    1      $ 4,644(3)   30,787
Machinery and
 equipment          57,764   3,457         819       10,416(3)   70,818
Construction-in-
 process             7,130  44,766(2)        -      (15,060)(3)  36,836
Totals            $ 91,681 $48,647      $  820      $     -    $139,508



(1)  Includes capital lease assets.

(2)  Primarily construction of Pike County, Mississippi facilities.

(3)  Reclassification.


                     Sanderson Farms, Inc. and Subsidiaries

                    Accumulated Depreciation, Depletion and
                 Amortization of Property, Plant and Equipment

                                  Schedule VI
_______________________________________________________________________________
      COL. A          COL. B      COL. C    COL. D      COL. E       COL. F
                                 Additions               Other
                     Balance at  Charged to              Changes      Balance
                     Beginning   Costs and               Add (Deduct) at End
Classification       of Period   Expenses  Retirements   Describe     of Period
                                          (In thousands)

Year ended
October 31, 1994
Building and
 improvements         $ 12,977  $ 2,660                   $ 15,637
Machinery and
 equipment              50,184   12,590       $  301        68,473
Totals                $ 63,161  $15,250       $  301      $ 78,110



Year ended
 October 31, 1993
Building and
 improvements         $ 11,089  $ 1,921       $    3      $ 12,977
Machinery and
 equipment              70,818   10,656(1)     1,184        50,184
Totals                $139,508  $42,436       $1,189      $ 63,161


Year ended
 October 31, 1992
Building and
 improvements         $  9,640  $ 1,420       $    1      $ 11,059
Machinery and
 equipment              56,622    6,441          815        42,248
Totals                $ 46,262  $ 7,861       $  816      $ 53,307




                     Sanderson Farms, Inc. and Subsidiaries

                       Valuation and Qualifying Accounts

                                 Schedule VIII

________________________________________________________________________________
 COL. A                COL. B   COL. C    COL. D      COL. E      COL. F
                    Balance at Charged to Charged to               Balance at
                    Beginning  Costs and  Other       Deductions   End of
 Classification     of Period  Expenses   Accounts    Describe(1)  Period

                                              (In Thousands)
Year ended
 October 31, 1994
Deducted from accounts
  receivable:
    Allowance for
     doubtful
     accounts
Totals                  $80       $34                    $14          $100


Year ended
 October 31, 1993
Deducted from accounts
  receivable:
    Allowance for
     doubtful
     accounts
Totals                  $50       $43                    $13           $80


Year ended
 October 31, 1992
Deducted from accounts
  receivable:
    Allowance for
      doubtful
      accounts          $40       $45                    $35           $50
Totals


(1)  Uncollectible accounts written off, net of recoveries.


                     Sanderson Farms, Inc. and Subsidiaries

                             Short-Term Borrowings

                                  Schedule IX
_____________________________________________________________________________
COL. A               COL. B      COL. C    COL. D       COL. E        COL. F
                                          Maximum      Average       Weighted
Category of                    Weighted   Amount Out-  Amount Out-   Average
   Aggregate      Balance at   Average    standing     standing      Int. Rate
   Short-Term     End of       Interest   During       During the    During the
   Borrowings     Period       Rate       the Period   Period (1)    Period (2)
                                                     (In Thousands)
Year ended
 October 31, 1992
Bank Borrowings      -0-        N/A        $10,500       $719           4.9%



(1) The average amount during the period is the weighted average by day of bank borrowings outstanding during the year.

(2) The weighted average interest rate is computed by dividing interest expense by the average amount outstanding during the period.




                     Sanderson Farms, Inc. and Subsidiaries

                   Supplementary Income Statement Information

                                   Schedule X

_____________________________________________________________________________
      COL. A                                                   COL. B
      Item                                     Charged to Costs and Expenses
                                                  Year ended October 31
                                               1994        1993        1992
                                                          (In Thousands)
Maintenance and repairs                       $ 7,636     $ 5,755      $4,475
Depreciation and amortization of intangible
 assets, preoperating costs and similar
 deferrals                                     15,604      11,370       7,935
Advertising costs                               2,801       3,327       1,921

Amounts for royalties and taxes other than payroll and income taxes are not presented as they total less than 1% of total sales for all periods presented





                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SANDERSON FARMS, INC.




Date:  January 25, 1995                       By:/s/Joe Frank Sanderson

                                              Joe Frank Sanderson
                                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the dates indicated.

/s/ Joe Frank Sanderson    1/25/95    /s/ John H. Baker, III    1/25/95
    Joe Frank Sanderson,                  John H. Baker, III,
    Chairman of the Board                  Director


/s/ Joe F. Sanderson, Jr.  1/25/95    /s/ Charles W. Ritter, Jr. 1/25/95
    Joe F. Sanderson, Jr.,                Charles W. Ritter, Jr.,
    President, Chief Executive              Director
    Officer and Director


/s/ Dewey R. Sanderson, Jr. 1/25/95   /s/ Rowan H. Taylor        1/25/95
    Dewey R. Sanderson, Jr.,               Rowan H. Taylor,
          Director                          Director


/s/Donald W. Zacharias     1/25/95    /s/ Robert Buck Sanderson  1/25/95
   Donald W. Zacharias,                    Robert Buck Sanderson,
          Director                          Director


/s/ Phil K. Livingston     1/25/95     /s/ James A. Grimes        1/25/95
    Phil K. Livingston,                    James A. Grimes,
         Director                          Secretary and
                                  Chief Accounting Officer


/s/ D. Michael Cockrell    1/25/95
    D. Michael Cockrell,
    Treasurer and Chief
    Financial Officer