Form 10-Q
period 1995-01-31
SANDERSON FARMS INC
filed 1995-02-28
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         January 31, 1995

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to_______________

     Commission file number    0-16567

                         Sanderson Farms, Inc.
    (Exact name of registrant as specified in its charter)

             Mississippi                              64-0615843
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

       225 North Thirteenth Avenue Laurel, Mississippi       39440
     (Address of principal executive offices)               (Zip Code)

                        (601) 649-4030
          (Registrant's telephone number, including area code)

                              Not Applicable
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                               Yes   X       No _____

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                    DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $1 Per Share Par Value-----13,613,080 shares outstanding as of January 31, 1995.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--January 31, 1995 and October 31, 1994

         Condensed consolidated statements of income--Three months ended January 31, 1995 and 1994

         Condensed consolidated statements of cash flows--Three months ended January 31, 1995 and 1994

         Notes to condensed consolidated financial statements
          --January 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                          January 31,     October 31,
                                             1995            1994

                                          (Unaudited)       (Note)
                                                (In thousands)

Assets
Current assets
  Cash and temporary cash investments      $  5,942        $  4,125
  Accounts receivables, net                  19,136          18,986
  Inventories - Note 2                       29,782          29,375
  Prepaid Expenses                            3,847           3,293
Total current assets                         58,707          55,779

Property, plant and equipment               206,205         202,877
Less accumulated depreciation               (81,712)        (78,110)
                                            124,493         124,767

Other assets                                  1,267           1,163

Total assets                               $184,467        $181,709
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 11,595         $ 9,859
  Current maturities of long-
    term debt                                   226              77
Total current liabilities                    11,821           9,936

Long-term debt, less current maturities      55,951          56,176

Deferred income taxes                         9,410           9,410

Stockholders' equity - Note 4
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,613,080           13,613           9,075
  Paid-in capital                             2,871           7,410
  Retained earnings                          90,801          89,702
Total stockholders' equity                  107,285         106,187
Total liabilities and stockholders' equity $184,467        $181,709


NOTE: The balance sheet at October 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.


                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              Three Months Ended
                                  January 31,
                                1995      1994
               (In thousands, except share and per share data)
Net sales                             $ 87,569     $ 81,445

Cost and expenses:
  Cost of sales                         80,472       75,428
  Selling, general and
   administrative                        3,333        3,439

                                        83,805       78,867

         OPERATING INCOME                3,764        2,578

Other income (expense):
  Interest income                           43           25
  Interest expense                        (912)        (820)
  Other                                    (35)         113
                                          (904)        (682)

   INCOME BEFORE INCOME TAXES            2,860        1,896

Income tax expense                       1,080          710

         NET INCOME                   $  1,780     $  1,186


Earnings per share                    $    .13     $    .09

Dividends per share                   $    .05     $    .05

Weighted average shares
        outstanding                 13,613,080   13,613,080


See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                   Three Months Ended
                                                       January 31,
                                                    1995        1994
                                                     (In thousands)
Operating activities
 Net income                                        $ 1,780    $ 1,186
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    4,380      3,709
    Change in assets and liabilities:
     Increase in accounts receivable                (  150)    (  361)
     Increase in inventories                        (  407)    (1,965)
     Increase in other assets                         (745)    (  260)
     Increase in accounts payable and
      accrued expenses                               1,736      2,825

Total adjustments                                    4,814      3,948

Net cash provided by operating activities            6,594      5,134

Investing activities
Net proceeds from sale of equipment                     10          9
Capital expenditures                               ( 4,028)   ( 9,538)

Net cash used in investing activities              ( 4,018)   ( 9,529)

Financing activities
Principal payments on long-term debt                   (77)       (73)
Net borrowings under revolving
 line of credit                                        -0-      3,000
Dividends paid                                        (682)      (681)

Net cash provided by (used in)
 financing activities                               (  759)     2,246

Net Increase (decrease) in cash and
 temporary cash investments                          1,817     (2,149)
Cash and temporary cash investments
 at beginning of period                              4,125      3,979


Cash and temporary cash investments
 at end of period                                  $ 5,942    $ 1,830


See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          January 31, 1995


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1995, are not necessarily indicative of the results that may be expected for the year ending October 31, 1995. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1994.

NOTE 2--INVENTORIES

The components of inventory were as follows:

                                         January 31,          October 31,
                                            1995                1994
                                                 (In thousands)

     Live poultry-broilers and breeders   $16,732            $16,453
     Feed, eggs and other                   3,659              3,795
     Processed poultry                      2,829              3,005
     Processed food                         4,313              4,149
     Packaging materials                    2,249              1,973
                                          $29,782            $29,375

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. The taxes on the cash basis temporary differences as of that date will not be payable under current tax laws provided there are no changes in ownership control and future annual revenues exceed 1988 revenues. Management does not anticipate the payment of such taxes related to these cash basis temporary differences during fiscal 1995.

NOTE 4-COMMON STOCK

During the quarter ended January 31, 1995, the Company's Board of
Directors declared a 3 for 2 stock split effected in the form of a stock dividend. All share and per share data presented herein have been restated for the effect of the stock split.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margins than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken sales, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service and brand recognition. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first saleable as a finished product, such as cutting, deep chilling, packaging and labeling the product. The Company believes that one of its major strengths is its ability to change its product mix to meet customer demands.

The Company's processed and prepared foods product line includes over 100 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

On January 26, 1995, the Company announced plans to add a second shift at its poultry processing plant in Pike County, Mississippi. The addition of the second shift will increase the plants total processing capacity by 600,000 birds per week and will increase Sanderson Farms' total processing capacity to more than 4 million birds per week. Following the development of production capacity to support the expanded processing level, the second shift is expected to begin operations in the spring of 1996.

The Company announced plans to construct a new poultry complex in Texas at the annual stockholders meeting on February 23, 1995. The state-of-art complex will include a feed mill, hatchery, and poultry processing plant with capacity to process 1.2 million birds per week. At full capacity, it will employ approximately 1,400 people and require 280 contract growers. Initial operations are scheduled to begin in the spring of 1997.

Results of Operations

Net sales for the three months ended January 31, 1995, increased $6.1 million or 7.5% as compared to the three months ended January 31, 1994. The increase in net sales is due to a 10.7% increase in pounds of products sold and a 2.9% decrease in the average sale price of products as compared to the first quarter of fiscal 1994. During the first quarter of fiscal 1995 the pounds of poultry products sold increased 11.4%, while the average sale price of poultry products decreased
3.6% as compared to the first quarter of fiscal 1994. Market prices for poultry, as measured by the Georgia dock prices, ranged from a low of $.5125 to a high of $.5300 during the first quarter of fiscal 1995, as compared to a low of $ .5250 to a high of $.5525 in the first quarter of fiscal 1994. For the three months ended January 31, 1995 as compared to the three months ended January 31, 1994, the prepared foods operations reported increases in both the average sale price and pounds of products sold of 5.7% and 2.5%, respectively.

Cost of sales for the first three months during fiscal 1995 as compared to the same period in fiscal 1994, increased $5.0 million or 6.7%.
Costs of sales of poultry products increased $4.7 million or 7.3% during the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. The increase in the cost of poultry sales was a result of the additional pounds of poultry products sold and lower costs of feed grains. A simple average of the corn and soy meal cash market prices for fiscal 1995 reflected a decrease of 18.0% and 23.0%, respectively, when compared to fiscal 1994. For the three months ended January 31, 1995, cost of sales of prepared food products sold increased $0.3 million or 3.1%, primarily due to the increase in the pounds of prepared food products sold.

During the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994, the Company's average gross profit per pound was adversely affected by lower prices for poultry products. However, the decrease in the costs of feed grains and the increased margins from prepared food products more than offset the decrease in the average sale price of poultry products.

Selling, general and administrative expenses decreased $.1 million or 3.1% during the quarter ended January 31, 1995 as compared to the quarter ended January 31, 1994.

Interest expense increased $.1 million during the first quarter of fiscal 1995 as compared to the same period during fiscal 1994. The increase in interest expense resulted primarily from higher interest rates.

The Company's effective tax rate for the three months ended January 31, 1995 was 37.8% as compared to 37.4 during the three months ended January 31, 1994.



Liquidity and Capital Resources

The Company's working capital on January 31, 1995 was $46.9 million and its current ratio was 5.0 to 1 as compared to working capital of $45.8 million and a current ratio of approximately 5.6 to 1 at October 31, 1994. During the three months ended January 31, 1995 the Company expended $4.0 million on planned capital projects. The Company's outstanding debt on its $70.0 million revolving credit agreement remained at $30.0 million at January 31, 1995.

The capital budget for fiscal 1995 as of January 31, 1995, has been increased to $23.9 million from $23.2 as of October 31, 1994. This increase of $.7 million pertains to items not approved at the end of the fiscal year pending justification, field trial and alternate costing.

PART II.  OTHER INFORMATION



Item 5. Other Information


     On June 30, 1994, an election was held by the National Labor Relations Board at the Company's Collins, Mississippi processing plant as a result of a petition filed by the Laborer's International union of North America Local 693 seeking recognition as the exclusive collective bargaining representative of certain employees at that plant. The results of the election were inconclusive, with 430 votes cast in favor of union representation, 413 votes cast against union representation, and 29 votes not opened or counted because of challenges to their eligibility.

     On July 7, 1994, the Company filed its objections with the National Labor Relations Board asking that Board to set aside the election as a result of improper election activity on the part of the union, and to open 20 ballots cast by employees at the child care center. A hearing was conducted, and on October 19, 1994, a hearing officer issued a report adverse to the Company. Exceptions to the report were filed by the Company with the National Labor Relations Board in Washington D.C. on November 16, 1994. This matter is pending.

     On January 27, 1995, a National Labor Relations Board election was held at the Company's Hazlehurst,
     Mississippi processing plant as a result of a petition filed by the Laborer's International Union of North America Local 693 seeking recognition as the exclusive collective bargaining representative of certain employees at that plant. 223 votes were cast in favor of union representation, 195 cast against union representation, with 21 ballots not opened or counted because of
     challenges to their eligibility.  On February 3, 1995,
     the Company filed objections with the National Labor Relations Board asking that Board to set aside the
     election as a result of improper   election activity on
     the part of the union.  This matter is pending.

Item 6.   Exhibits and Reports on Form 8-K

     (a)     The following exhibits are filed with this report

               (15) Letter re:  Unaudited financial information

     (b) The Company is a party of various agreements defining the rights of holders of long-term debt of the Company, but no single agreement authorized securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Company will furnish a copy of such agreements to the Commission. Such agreements are therefore omitted as exhibits as permitted by Item 601(b)(4)(v) of Regulation S-K.

     (c)     The Company did not file any reports on Form 8-K
                          during the three months ended January 31, 1995.
                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by he undersigned thereunto duly authorized.



                                      _____ SANDERSON FARMS, INC. ____
                                                (Registrant)



Date:  February 28, 1995             By:  D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  February 28, 1995             By:  James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-months ended January 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc.
and subsidiaries as of October 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 15, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                             ERNST & YOUNG  LLP


Jackson, Mississippi
February 23, 1995