Form 10-Q
period 1995-04-30
SANDERSON FARMS INC
filed 1995-05-24
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         April 30, 1995

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

     Common Stock, $1 Per Share Par Value-----13,613,080 shares outstanding as of April 30, 1995.






                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--April 30, 1995 and October 31, 1994

         Condensed consolidated statements of income--Three months ended April 30, 1995 and 1994; Six months ended
         April 30, 1995 and 1994

         Condensed consolidated statements of cash flows--Six months ended April 30, 1995 and 1994

         Notes to condensed consolidated financial statements
         --April 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                          April 30,       October 31,
                                             1995            1994

                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $  3,184        $  4,125
  Accounts receivable, net                   18,440          18,986
  Inventories - Note 2                       30,784          29,375
  Other current assets                        3,948           3,293
Total current assets                         56,356          55,779

Property, plant and equipment               211,288         202,877
Less accumulated depreciation               (85,543)        (78,110)
                                            125,745         124,767

Other assets                                  1,070           1,163

Total assets                               $183,171        $181,709
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $  9,276        $  9,859
  Current maturities of long-
    term debt                                   226              77
Total current liabilities                     9,502           9,936

Long-term debt, less current
     maturities - Note 5                     55,951          56,176

Deferred income taxes                         9,410           9,410

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,613,080           13,613           9,075
  Paid-in capital                             2,871           7,410
  Retained earnings                          91,824          89,702
Total stockholders' equity - Note 4         108,308         106,187
Total liabilities and stockholders' equity $183,171        $181,709


NOTE: The balance sheet at October 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             Three Months Ended     Six Months Ended
                                  April 30,             April 30,
                               1995      1994        1995       1994
                      (In thousands, except shares and per share data)
Net sales                    $ 92,449  $ 91,536    $180,018    $172,981
Cost and expenses:
  Cost of sales                84,808    82,013     165,280     157,441
  Selling, general and
   administrative               4,058     3,819       7,391       7,258

                               88,866    85,832     172,671     164,699

         OPERATING INCOME       3,583     5,704       7,347       8,282

Other income (expense):
  Interest income                  38        17          81          42
  Interest expense               (937)     (891)     (1,849)     (1,711)
  Other                            35        25        -0-          138
                                 (864)     (849)     (1,768)     (1,531)

   INCOME BEFORE INCOME TAXES   2,719     4,855       5,579       6,751

Income tax expense              1,016     1,814       2,096       2,524

         NET INCOME          $  1,703   $ 3,041    $  3,483    $  4,227


Earnings per share           $    .13   $   .22    $    .26    $    .31

Dividends per share          $    .05   $   .05    $    .10    $    .10

Weighted average shares
 outstanding               13,613,080 13,613,080  13,613,080  13,613,080


See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                    Six Months Ended
                                                       April 30,
                                                    1995        1994
                                                     (In thousands)
Operating activities
 Net income                                        $ 3,483    $ 4,227
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    8,908      7,578
    Change in assets and liabilities:
     (Increase) decrease in accounts
        receivable                                     546     (2,188)
     (Increase) in inventories                      (1,409)    (3,228)
     (Increase) in other assets                       (736)    (  222)
     Increase (decrease) in accounts payable and
      accrued expenses                                (583)     4,928

Total adjustments                                    6,726      6,868

Net cash provided by operating activities           10,209     11,095

Investing activities
Net proceeds from sale of equipment                    136          9
Capital expenditures                                (9,847)   (16,751)

Net cash used in investing activities               (9,711)   (16,742)

Financing activities
Principal payments on long-term debt                   (77)       (73)
Net borrowings under revolving
 line of credit                                         -0-     6,000
Dividends paid                                      (1,362)    (1,361)

Net cash provided by (used in)
 financing activities                               (1,439)     4,566

Net decrease in cash and temporary
 cash investments                                    ( 941)   ( 1,081)
Cash and temporary cash investments
 at beginning of period                              4,125      3,979


Cash and temporary cash investments
 at end of period                                  $ 3,184    $ 2,898


See notes to condensed consolidated financial statements.

PAGE

                SANDERSON FARMS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          April 30, 1995

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six month period ended
April 30, 1995, are not necessarily indicative of the results that may be expected for the year ending October 31, 1995. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1994.

NOTE 2--INVENTORIES

The components of inventory consisted of the following:

                                         April 30,          October 31,
                                            1995                1994
                                                 (In thousands)

     Live poultry-broilers and breeders   $17,106            $16,453
     Feed, eggs and other                   4,741              3,795
     Processed poultry                      2,935              3,005
     Processed food                         3,635              4,149
     Packaging materials                    2,367              1,973
                                          $30,784            $29,375

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

NOTE 5-CREDIT FACILITY

The Company amended its existing revolving credit agreement with four banks to, among other things, increase the available credit thereunder from $70.0 million to $100.0 million effective April 17, 1995. The revolver has been extended to fiscal 1998, when the outstanding borrowings may be converted to a term loan payable over four years.

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

On May 17, 1995, the Company announced that Brazos County, Texas has been selected as the site for the construction of a new poultry processing plant and hatchery. In addition, the Company has chosen a location near Franklin in Robertson County, Texas, as the site for a new feed mill. The three facilities will comprise a state-of-art poultry complex with capacity to process 1.2 million birds per week. At full capacity, it will employ approximately 1,400 people and require 140 contract growers.

The Company expects to invest $68 million in construction of the Texas complex and related equipment. In addition, the Company anticipates that associated contract growers will invest an additional $56 million in poultry production facilities. Construction of the new complex is expected to begin during the fall of 1995 with initial operations scheduled to begin in the spring of 1997.

Results of Operations

Net sales for the three months ended April 30, 1995 increased $.9 million or 1.0% as compared to the three months ended April 30, 1994. Net sales of poultry products increased $1.2 million or 1.6% during the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994. The increase in the net sales of poultry products resulted from an increase in the pounds of poultry products sold of 7.4%, while the average sales price of poultry products decreased
5.4%. Market prices for poultry, as measured by the Georgia dock price, ranged from a low of $.5125 to a high of $.5200 during the second quarter of fiscal 1995, as compared to a low of $.5300 to a high of $.5625 during the second quarter of fiscal 1994. A simple average of the Georgia dock prices for whole birds for the three months ended April 30, 1995 decreased 6.0% as compared to the same period in fiscal 1994. The prepared foods operation reported an increase in the average sale price of prepared food products of 6.3% and a decrease in the pounds of prepared food products sold of 8.3%.

For the six months ended April 30, 1995, net sales increased $7.0 million or 4.1% as compared to the six months ended April 30, 1994.
The increase in net sales was due to an 8.4% increase in the pounds of products sold and a decrease in the average sale price of products sold of 4.0%. During the first half of fiscal 1995 as compared to the first half of fiscal 1994 the pounds of poultry products sold increased 9.3%, while the average sale price of poultry products decreased 4.6%.
A simple average of the Georgia dock prices for whole birds for the six months ended April 30, 1995 decreased 5.3% as compared to the six months ended April 30, 1994. For the six months ended April 30, 1994, the prepared foods operations reported a decrease in the pounds of prepared food products sold of 2.9% and an increase in the average sale price of prepared food products of 6.1%.

During the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994, cost of sales increased $2.8 million or 3.4%. Cost of sales of poultry products for the three month period ended April 30, 1995, increased $3.4 million or 4.7% as compared to the same three month period ended April 30, 1994. The increase in the cost of sales of poultry products was a result of the increased pounds of poultry products sold, which were partially offset by lower costs of feed grains as compared to the same period during fiscal 1994. A simple average of the corn and soy meal cash market prices for the second quarter of fiscal 1995 reflected a decrease of 11.1% and 19.0%, respectively, when compared to the second quarter during fiscal 1994. For the three months ended April 30, 1995, cost of sales of prepared food products sold decreased $.6 million or 5.3%, due to the reduction in the pounds of prepared food products sold.

Cost of sales for the six months ended April 30, 1995, increased $7.8 million or 5.0% as compared to the same period during fiscal 1994.
Cost of sales of poultry products increased $8.0 million or 6.0% during the first half of fiscal 1995 as compared to the first half of fiscal 1994. The increase in cost of sales of poultry products resulted from the additional pounds of poultry products sold, which were partially offset by lower feed grain prices. A simple average of the corn and soy meal cash market prices for the six months ended April 30, 1995 reflected a decrease of 14.8% and 20.9% respectively when compared to the six months ended April 30, 1994. During the six months ended
April 30, 1995 as compared to the six months ended April 30, 1994, cost of sales of prepared food products sold decreased $.2 million or 1.0%.

For the three months and the six months ended April 30, 1995, the Company's gross profit was adversely affected by lower prices for poultry products. Although the costs of feed grains have been significantly lower during fiscal 1995 as compared to fiscal 1994, the reduction in the cost of feed did not offset the lower prices for poultry products.

Selling, general and administrative expenses increased $.2 million or 6.3% during the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994. For the six months ended April 30, 1995, selling, general and administrative expenses increased $.1 million or 1.8% as compared to the same period during fiscal 1994.

Interest expense for the three months and the six months ended April 30, 1995 was approximately the same as compared to the three months and the six months ended April 30, 1994.

For the second quarter of fiscal 1995 and the second quarter of fiscal 1994, the Company's effective tax rate was 37.4%. The Company's effective tax rate for the six months ended April
30, 1995 was 37.6% as compared to 37.4% for the same period during fiscal 1994.

Liquidity and Capital Resources

On April 30, 1995, the Company's working capital was $46.9 million and its current ratio was 5.9 to 1 as compared to working capital of $45.8 million and a current ratio of approximately 5.6 to 1 at October 31, 1994. During the six months ended April 30, 1995, the Company expended $9.8 million from working capital on planned capital projects.

Effective April 17, 1995, the Company amended its revolving credit agreement to, among other things, increase the revolving credit available to the Company thereunder to $100.0 million from $70.0 million. The same group of banks that were parties to the original revolving credit agreement were parties to the amendment. The Company believes that the amounts available under the revolving credit agreement, along with the Company's working capital, will be sufficient for ordinary capital expenditures and construction of the new poultry complex in Texas.

The Company's capital budget for fiscal 1995 as of April 30, 1995, has been increased to $28.0 million from $23.2 as of October 31, 1994. This increase of $4.8 million pertains to items not approved at the end of the fiscal year pending justification, field trial and alternate costing.

PART II.  OTHER INFORMATION



Item 5. Other Information

     As reported on page 9 of the Company's quarterly report
     on Form 10-Q      for the quarter ended January 31, 1995, the
                       Company's objections to a National Labor Relations Board election held at the Company's Collins, Mississippi processing plant are pending. Also as reported on page 9 of the Company's Form 10-Q for the quarter ended January
                       31, 1995, on February 3, 1995 the Company filed objections with the National Labor Relations Board asking that Board to set aside an election at the Company's
                       Hazlehurst, Mississippi processing plant , which election was held as a result of a petition filed by the Laborer's
                       International Union of North America Local 693 seeking recognition as the exclusive collective bargaining representative of certain employees at that plant. By motion dated March 10, 1995, the Company withdrew its objections to the Hazlehurst election, and on March 21, 1995, the National Labor Relations Board certified the
                       Laborer's International Union of North America Local 693 as the exclusive collective bargaining representative of all production and maintenance employees at the Company's
                       Hazlehurst, Mississippi processing plant.

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this report

         (15)Letter re:  Unaudited financial information

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

         (c) The Company did not file any reports on Form 8-K during the three months ended April 30, 1995.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                _____ SANDERSON FARMS, INC. _______
                                               (Registrant)



Date:  May 24, 1995                  By:  D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  May 24, 1995                  By:  James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

PAGE

EXHIBIT 15


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 1995, the related condensed consolidated statements of income for the three-month and six-month periods ended April 30, 1995 and 1994, the condensed consolidated statements of cash flows for the six-month periods ended April 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                         EARNEST & YOUNG LLP


      Jackson, Mississippi
      May 19, 1995