Form 10-Q
period 1995-07-31
SANDERSON FARMS INC
filed 1995-08-24
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 1995

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

     Common Stock, $1 Per Share Par Value-----13,613,080 shares outstanding as of July 31, 1995.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--July 31, 1995 and October 31, 1994

         Condensed consolidated statements of income--Three months ended July 31, 1995 and 1994; Nine months ended
         July 31, 1995 and 1994

         Condensed consolidated statements of cash flows--Nine months ended July 31, 1995 and 1994

         Notes to condensed consolidated financial statements--July 31,
         1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           July 31,      October 31,
                                             1995           1994

                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $  1,795        $  4,125
  Accounts receivable, net                   20,462          18,986
  Inventories - Note 2                       32,192          29,375
  Other current assets                        4,258           3,293
Total current assets                         58,707          55,779

Property, plant and equipment               219,113         202,877
Less accumulated depreciation               (89,885)        (78,110)
                                            129,228         124,767

Other assets                                    866           1,163

Total assets                               $188,801        $181,709
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 12,283        $  9,859
  Current maturities of long-
    term debt                                   226              77
Total current liabilities                    12,509           9,936

Long-term debt, less current                 56,950          56,176
 maturities - Note 5

Deferred income taxes                         9,410           9,410

Stockholders' equity - Note 4
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,613,080           13,613           9,075
  Paid-in capital                             2,871           7,410
  Retained earnings                          93,448          89,702
Total stockholders' equity                  109,932         106,187
Total liabilities and stockholders' equity $188,801        $181,709


NOTE: The balance sheet at October 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               Three Months Ended     Nine Months Ended
                                  July 31,             July 31,

                               1995      1994        1995       1994
                         (In thousands, except share and per share data)

Net sales                    $101,195  $ 99,382    $281,213    $272,363
Cost and expenses:
  Cost of sales                92,237    86,428     257,517     243,869
  Selling, general and
   administrative               4,268     3,750      11,659      11,008

                               96,505    90,178     269,176     254,877

         OPERATING INCOME       4,690     9,204      12,037      17,486

Other income (expense):
  Interest income                  44        29         125          71
  Interest expense               (985)     (989)     (2,834)     (2,700)
  Other                           (90)       50         (90)        188
                               (1,031)     (910)     (2,799)     (2,441)

   INCOME BEFORE INCOME TAXES   3,659     8,294       9,238      15,045

Income tax expense              1,354     3,119       3,450       5,643

         NET INCOME          $  2,305   $ 5,175    $  5,788    $  9,402


Earnings per share           $    .17   $   .38    $    .43    $    .69

Dividends per share          $    .05   $   .05    $    .15    $    .15

Weighted average shares
 outstanding               13,613,080 13,613,080  13,613,080  13,613,080


See notes to condensed consolidated financial statements.




                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                    Nine Months Ended
                                                       July 31,
                                                    1995        1994
                                                     (In thousands)
Operating activities
 Net income                                        $ 5,788    $ 9,402
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                   13,663     11,518
    Change in assets and liabilities:
     (Increase) in accounts
        receivable                                  (1,476)    (2,535)
     (Increase) in inventories                      (2,817)    (5,295)
     (Increase) in other assets                       (936)    (  822)
     Increase in accounts payable and
      accrued expenses                               2,424      8,069

Total adjustments                                   10,858     10,935

Net cash provided by operating activities           16,646     20,337

Investing activities
Net proceeds from sale of equipment                    238         14
Capital expenditures                               (18,094)   (19,568)

Net cash used in investing activities              (17,856)   (19,554)

Financing activities
Principal payments on long-term debt                   (77)       (73)
Net borrowings (payments) under revolving
 line of credit                                      1,000     (1,000)
Dividends paid                                      (2,043)    (2,042)

Net cash used in
 financing activities                               (1,120)    (3,115)

Net decrease in cash and temporary
 cash investments                                   (2,330)    (2,332)
Cash and temporary cash investments
 at beginning of period                              4,125      3,979


Cash and temporary cash investments
 at end of period                                  $ 1,795    $ 1,647


See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          July 31, 1995


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1995, are not necessarily indicative of the results that may be expected for the year ending October 31, 1995. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1994.

NOTE 2--INVENTORIES

The components of inventory consisted of the following:

                                          July 31,         October 31,
                                            1995                1994
                                                 (In thousands)

     Live poultry-broilers and breeders   $17,687            $16,453
     Feed, eggs and other                   4,532              3,795
     Processed poultry                      3,786              3,005
     Processed food                         3,839              4,149
     Packaging materials                    2,348              1,973
                                          $32,192            $29,375

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

Results of Operations

Net sales for the quarter ended July 31, 1995 increased $1.8 million or 1.8% as compared to the quarter ended July 31, 1994. Net sales of poultry products increased $1.2 million or 1.4% during the three months ended July 31, 1995 as compared to the same period during fiscal 1994. The increase in the net sales of poultry products resulted from an increase in the pounds of poultry products sold of 6.3%, while the average sales price of poultry products decreased 4.6%. Market prices for poultry, as measured by the Georgia dock price, ranged from a low of $.5125 to a high of $.5675 during the third quarter of fiscal 1995, as compared to a low of $.5625 to a high of $.6025 during the third quarter of fiscal 1994. A simple average of the Georgia dock prices for whole birds for the third quarter of fiscal 1995 decreased 8.3% as compared to the same quarter during fiscal 1994. The prepared foods operation reported an increase in the average sale price of prepared food products of 2.9% and a corresponding increase in the pounds of prepared food products sold of 1.8% during the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994.

For the nine months ended July 31, 1995, net sales increased $8.9 million or 3.2% as compared to the nine months ended July 31, 1994. The increase in net sales was due to a 7.6% increase in the pounds of products sold, while the average sale price of products sold decreased 4.0%. For the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994 the pounds of poultry products sold increased 8.2%, while the average sale price of poultry products decreased 4.6%.
A simple average of the Georgia dock prices for whole birds for the nine months ended July 31, 1995 decreased 6.4% as compared to the nine months ended July 31, 1994. For the nine months ended July 31, 1995, the prepared foods operations reported a decrease in the pounds of prepared food products sold of 1.3% and an increase in the average sale price of prepared food products of 5.0%.


Cost of sales for the third quarter of fiscal 1995 increased $5.8 million or 6.7%, as compared to the same period during fiscal 1994.
Cost of sales of poultry products for the three months ended July 31, 1995, increased $5.8 million or 7.7% as compared to the three months ended July 31, 1994. The increase in cost of sales of poultry products resulted from increases in the pounds of poultry products sold and higher average feed grain prices. A simple average of the corn and soybean meal cash market prices reflected an increase of 7.5% and a decrease of 13.5%, respectively, during the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994. For the three months ended July 31, 1995, the average cost of sales per pound of prepared foods products decreased 1.7% as compared to the three months ended July 31, 1994.

Cost of sales increased $13.6 million or 5.6% during the nine months ended July 31, 1995 as compared to the nine months ended July 31, 1994. Cost of sales of poultry products increased $13.8 million or 6.6% during the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994. The increase in cost of sales of poultry products resulted from the additional pounds of poultry products sold which were partially offset by lower costs of feed grains. A simple average of the corn and soy meal cash market prices for the nine months ended July 31, 1995 reflected decreases of 7.8% and 18.4%, respectively. Cost of sales of prepared food products decreased $.2 million or .6% during the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994.

For the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994 the Company's gross profit was adversely affected by lower prices for poultry products and higher average cost of feed grains. For the nine months ended July 31, 1995 as compared to the nine months ended July 31, 1994 the positive effect of lower costs of feed grains on the Company's gross profit was more than offset by the lower sale prices of poultry products.

Selling, general and administrative expenses increased $.5 million or 13.8% during the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994. For the nine months ended July 31, 1995, selling, general and administrative expenses increased $.7 million or 5.9% as compared to the same period during fiscal 1994. Selling, general and administrative expenses remained at approximately 4.0% of net sales for the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994.

Interest expense for the three months and the nine months ended July 31, 1995 was approximately the same as compared to the three months and the nine months ended July 31, 1994.

For the third quarter of fiscal 1995 the Company's effective tax rate was 37.0% as compared to 37.6% for the third quarter of fiscal 1994.
The Company's effective tax rate for the nine months ended July 31, 1995 was 37.3% as compared to 37.5% for the same period during fiscal 1994.


Liquidity and Capital Resources

On July 31, 1995, the Company's working capital was $46.2 million and its current ratio was 4.7 to 1 as compared to working capital of $45.8 million and a current ratio of approximately 5.6 to 1 at October 31, 1994. During the nine months ended July 31, 1995, the Company expended $18.1 million on planned capital projects. The Company's outstanding debt on its $100.0 million revolving credit agreement was $31.0 million at July 31, 1995.

As of July 31, 1995, the Company's capital budget for fiscal 1995 has been increased to $30.0 million from $23.2 as of October 31, 1994. This increase of $6.8 million pertains to items not approved at the end of the fiscal year pending justification, field trial and alternate costing.

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

         (c) The Company did not file any reports on Form 8-K during the three months ended July 31, 1995.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     _____ SANDERSON FARMS, INC. _______
                                                (Registrant)



Date:  August 24, 1995                  By:  D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  August 24, 1995                  By:  James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended July 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Jackson, Mississippi
August 24, 1995