Form 10-K
period 1995-10-31
SANDERSON FARMS INC
filed 1996-01-22
CIK 812128

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 1995

/  /  Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from       to

Commission file number : 0-16567

                        SANDERSON FARMS, INC.
        (Exact name of registrant as specified in its charter)

          Mississippi                               64-0615843
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                 Identification No.)
       225 North 13th Avenue
        Laurel, Mississippi                               39440
    (Address of principal executive offices)               (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of December 31, 1995: approximately $57,833,651.97.

     Number of Shares outstanding of the Registrant's common stock as of December 31, 1995: 13,613,080 shares of common stock, $1.00 per share par value.

     Portions of the Registrant's definitive proxy statement filed or to be filed in connection with its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                             INTRODUCTORY

     Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 1995, which is the year for which this Annual Report is filed.

     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is January 26, 1996.

                                PART I

Item 1.  Business

     (a)  GENERAL DEVELOPMENT OF THE REGISTRANT'S BUSINESS

     The Registrant was incorporated in Mississippi in 1955, and is a fully-integrated poultry processing company engaged in the production, processing, marketing and distribution of fresh and frozen chicken products. In addition, through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), the Registrant is engaged in the processing, marketing and distribution of processed and prepared food items.

     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Miss Goldy brand name to retailers, distributors, and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1995, the Registrant processed 174.2 million chickens, or approximately 571.0 million dressed pounds. According to 1995 industry statistics, the Registrant was the 14th largest processor of dressed chickens in the United States based on estimated average weekly processing.

     The Registrant's chicken operations presently encompass four hatcheries, three feed mills, five processing plants and one by-products plant. The Registrant has contracts with operators of approximately 407 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 127 breeder farms.

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

     Since the Registrant completed the initial public offering of its common stock through the sale of 1,150,000 shares to an underwriting syndicate managed by Smith Barney, Harris Upham & Co. Incorporated and Morgan Keegan & Co. Inc. in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1994, this expansion included the expansion of the Registrant's Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Mississippi, Hazlehurst, Mississippi, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared foods facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant's poultry processing facilities, and the construction and start-up of its Pike County, Mississippi, production and processing facilities, including a hatchery, a feed mill, a processing plant, a waste water treatment facility and a water treatment facility. In addition, since 1987, the Registrant completed the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities, and completed the renovation and expansion of its Collins, Mississippi by-products facility, allowing for the elimination of a smaller by-products facility at the Laurel, Mississippi plant.

     Capital expenditures for fiscal 1995 were funded by working capital and
borrowings under a revolving credit agreement.   Effective April 17, 1995, the
Registrant amended its revolving credit agreement to, among other things, increase the revolving credit available to the Registrant thereunder to $100.0 million from $70.0 million. On November 16, 1995, the Registrant entered into a loan agreement with the Robertson County, Texas Industrial Development Corporation (the "Issuer") pursuant to which the Issuer loaned to the Registrant the proceeds of the issuance of $7.2 million Variable Rate Demand Industrial Development Bonds (Sanderson Farms, Inc. Project) Series 1995 (the "Bonds"), for use by the Registrant in the construction of its feed manufacturing facility to be located in Robertson County, Texas. The Bonds are secured by a letter of credit issued pursuant to the Registrant's revolving credit agreement. The credit otherwise available to the Registrant under the revolving credit agreement is reduced by the amount available to be drawn under the letter of credit. The Registrant anticipates that capital expenditures for fiscal 1996 will be funded by internally generated working capital, borrowings under the revolving credit agreement, and the proceeds of the Bonds.

     The Registrant currently has additional processing capacity available to it through the double shifting of its Pike County, Mississippi processing facility, which is scheduled to occur on March 1, 1996, and the double shifting of the second line at its Collins, Mississippi processing facility. During 1995 the Company announced that it will construct a new state-of-the-art poultry complex consisting of a feedmill, hatchery, processing plant and wastewater treatment facility in Brazos and Robertson Counties, Texas. At full capacity this facility will have the capacity to process 1.2 million birds per week and will employ approximately 1,400 people. Construction of the new facility began during the fall of 1995 with initial operations expected to begin in the Spring of 1997. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable.

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     REGISTRANT'S BUSINESS

General

     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.

     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Miss Goldy brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1995, the Registrant processed approximately 174.2 million chickens, or approximately 571.0 million dressed pounds. In addition, the Registrant purchased and further processed 52.4 million pounds of poultry products during fiscal 1995. According to 1995 industry statistics, the Registrant was the 14th largest processor of dressed chicken in the United States based on estimated average weekly processing.

     The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division),
both of which are wholly-owned subsidiaries of Sanderson Farms, Inc.   The
production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, and a field office in Bryan, Texas, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, and Hammond, Louisiana, is engaged in the processing, sale and distribution of chickens.

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

     The following table sets forth, for the periods indicated, the contribution, as a percentage of sales of chicken products, of value added and non-value added chicken products.

                                            Fiscal Year Ended October 31,
                              1991        1992     1993     1994     1995
Value added                95.7%  96.3% 97.2% 98.3%  98.2%
Non-value added             4.3%   3.7%        2.8%   1.7%      1.8%
Total Registrant
chicken sales     .       100.0% 100.0%100.0%       100.0%    100.0%

The following table sets forth, for the years indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                                                            Fiscal Year Ended October 31,

                                                             1991     1992      1993     1994     1995
Registrant processed
  chicken:
Value added:
    Chill pack(1)          28.3%  24.3% 20.9% 18.2%  19.3%
    Fresh bulk pack(1)     37.8   42.2  49.6  56.2   51.6
    Frozen                  8.1    9.2   8.8  10.2   13.5
   Subtotal                74.2   75.7  79.3  84.6   84.4

Non-value added:
    Ice pack                2.0    2.1   1.8   0.9    0.7
    Frozen                  1.4     .8         0.4              0.6       0.8
   Subtotal                 3.4          2.9          2.2       1.5       1.5
   Total Company
     processed
     chicken               77.6         78.6         81.5      86.1      85.9
Processed and
  prepared
  foods                    21.5         20.9         18.4      13.8      14.1
Other(2)                    0.9           .5          0.1       0.1       0.0
           Total       .  100.0%       100.0%       100.0%    100.0%    100.0%


(1) Vacuum pack poultry products have been restated in 1993 and included in 1994 and 1995 as fresh bulk pack, which includes ice pack and vacuum pack products. The vacuum packproducts were classified as chill pack products in the 1993 Form 10-K.

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

     Sales and distribution of the Registrant's chicken products are conducted primarily by sales personnel at the Registrant's general corporate offices in Laurel, Mississippi and by customer service representatives at each of its five processing complexes and through independent food brokers. Each complex has individual on-site distribution centers and uses the Registrant's truck fleet, as well as contract carriers, for distribution of its products.

     Generally, the Registrant prices much of its chicken products based upon weekly market prices reported by the United States Department of Agriculture. Consistent with the industry, the Registrant's profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical characteristics. The Registrant adds a markup to base prices, which depends upon value added, volume, product mix and other factors. While base prices may change weekly, the Registrant's markup is generally negotiated from time to time with the Registrant's customers. The Registrant's sales are generally made on an as-ordered basis, and the Registrant maintains no long-term sales contracts with its customers.

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

     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 1995, the Registrant maintained contracts with 26 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant vehicles to breeder farms that are maintained, as of October 31, 1995, by 101 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant vehicles.

     The Registrant owns and operates four hatcheries located in Mississippi where eggs are incubated and hatched in a process requiring 21 days.
Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant vehicles to independent contract grow-out farms. As of October 31, 1995, the Registrant's hatcheries were capable of producing an aggregate of approximately 3.6 million chicks per week.

     Grow-out. The Registrant places it chicks on 407 grow-out farms, as of October 31, 1995, located in Mississippi and Louisiana where broilers are grown to an age of approximately six to seven weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed is critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 1995, the Registrant operated three feed mills, all of which are located in Mississippi. The Registrant's annual feed requirements for fiscal 1995 were approximately 802,300 tons, and it has the capacity to produce approximately 936,000 tons of finished feed annually under current configurations.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 1995, the Registrant had approximately 396,500 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. The Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse affect of grain price increases.

     Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a single shift basis, is currently processing approximately 650,000 chickens per week. The Registrant has announced its plans to double shift both lines of its Pike County, Mississippi processing plant during 1996, increasing its production to
1.2 million birds per week. The Registrant's Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 950,000 chickens per week. The Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants currently operate on a double shift basis, and have the capacity to process an aggregate of approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at all five processing facilities. At October 31, 1995, all five of these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 3.5 million pounds of product per week at all deboning facilities.

     Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Jackson, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items. The Registrant could increase significantly its production of processedand prepared food items without incurring significant capital expenditures or delays.

     Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 1995, the Registrant operated one by-products plant, and five automotive maintenance shops which service approximately 361 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi, processing plant currently serving over 200 children.

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

Sources of Supply

     During fiscal 1995, the Registrant purchased its pullets and its cockerels from four major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

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

Employees and Labor Relations

     As of October 31, 1995, the Registrant had 5,278 employees, including 721 salaried and 4,557 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 651 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana will expire on November 30, 1998. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

     A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 536 hourly employees who work at the Registrant's processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This Agreement will expire on June 30, 1999. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

     A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,218 hourly employees who work at the Registrant's processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and will expire on December 30, 1999. This collective bargaining agreement also has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins, Mississippi processing plant.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND
     DOMESTIC OPERATIONS AND EXPORT SALES

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

     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $1,536,499 on December 31, 1995, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1992, and under the $20 million long-term fixed rate loan agreement effective in February 1993, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

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

Item 4A.  Executive Officers of the Registrant.
                                                      Executive
       Name              Age         Office         Officer Since
Joe Frank Sanderson      70        Chairman of the     1955 (1)
                                   Board

Joe F. Sanderson, Jr.    48        President and       1984 (2)
                                   Chief Executive
                                   Officer

D. Michael Cockrell      38        Treasurer and Chief 1994 (3)
                                   Financial Officer

James A. Grimes          47        Secretary and       1994 (4)
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

                               PART II


Item 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters.

     The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders as of December 31, 1995, was 628.

     The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market quotations are based on actual sales prices.

                                             Stock Price

     Fiscal Year 1995              High      Low    Dividends
     First Quarter                $14.83    $11.83      $.05
     Second Quarter               $14.00    $11.125     $.05
     Third Quarter                $12.75    $10.00      $.05
     Fourth Quarter               $12.25    $10.50      $.05


                                              Stock Price
     Fiscal Year 1994              High      Low    Dividends

     First Quarter                $12.33     $9.33      $.05
     Second Quarter               $11.83     $9.83      $.05
     Third Quarter                $13.16    $11.00      $.05
     Fourth Quarter               $13.50    $12.33      $.05



All dividends and stock prices have been adjusted to reflect a 3 for 2 stock split effected in the form of a stock dividend in February 1995.

On December 30, 1995, the closing sales price for the common stock was $10 5/8 per share.


Item 6.   Selected Financial Data.


                                           Year Ended October 31
                             1995      1994     1993      1992      1991
                              (In thousands, except per share data)
Net sales                $  392,896  $371,502  $269,059  $210,057  $186,077
Income from operations       21,239    28,184    20,767     8,033    10,058
Net income                   10,856    15,479    11,938     5,253     7,552
Earnings per share(1)          0.80      1.14       .88       .39       .55
Working capital              47,605    45,843    42,548    33,371    43,545
Total assets                193,197   181,709   169,006   126,339    94,198
Long-term debt, less
  current maturities         54,806    56,176    60,253    29,826     1,931

Stockholders' equity        114,319   106,187    93,431    84,216    81,686
Cash dividends declared
  per share(1)              $   .20    $  .20   $   .20   $   .20    $  .20


                            QUARTERLY FINANCIAL DATA
                                              Fiscal Year 1995

                                   First    Second      Third      Fourth
                                  Quarter   Quarter    Quarter    Quarter
                                     (In thousands, except per share data)
                                                (Unaudited)
Net sales                         $87,569    $92,449    $101,195    $111,683
Operating income                    3,764      3,583       4,690       9,202
Net income                          1,780      1,703       2,305       5,068
Earnings per share(1)             $   .13    $   .13     $   .17    $   0.37


                                            Fiscal Year 1994

                                   First    Second    Third     Fourth
                                  Quarter   Quarter   Quarter   Quarter
                                   (In thousands, except per share data)
                                              (Unaudited)

Net sales                        $81,445   $91,536    $99,382  $99,139
Operating income                   2,578     5,704      9,204   10,698
Net income                         1,186     3,041      5,175    6,077
Earnings per share(1)            $   .09   $   .22     $  .38  $   .45


(1)All per share numbers have been adjusted to reflect a 3 for 2 stock split effected in the form of a stock dividend in February 1995.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching eggs production, hatching, feed manufacturing, raising chickens to marketable age ("grow-out"), processing and marketing. Consistent with the industry, its profitability is substantially impacted by the market price for finished product and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed, related to the profitability of its poultry operations, and including hatching eggs production, hatching, growing, and processing costs, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 61% of the Company's total production costs.

The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice-packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken sales, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service and brand recognition. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first saleable as a finished product, such as cutting, deep chilling, packaging and labelling the product. The Company believes that one of its major's strengths is its ability to change its product mix to meet the customer demands.

The Company's processed and prepared foods product line includes over 100 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

On January 26, 1995, the Company announced plans to add a second shift at its poultry processing plant in Pike County, Mississippi. The addition of the second shift will increase the plant's total processing capacity by 600,000 birds per week and will increase Sanderson Farms' total processing capacity to more than 4 million birds per week. Following the development of production capacity to support the expanded processing level, the second shift is expected to begin operations in the spring of 1996.

The Company also announced plans to construct a new poultry complex in Texas at the annual stockholders meeting on February 23, 1995. The state-of-the-art complex will include a feed mill, hatchery and poultry processing plant with capacity to process 1.2 million birds per week. At full capacity, it will employ approximately 1,400 people and require 280 contract growers. Initial operations are scheduled to begin in the spring of 1997.

Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 1995, as follows:

                    1st       2nd     3rd       4th
                   Quarter  Quarter  Quarter  Quarter

Fiscal 1995
  High             $ .5300   $.5200   $.5675   $.6150*
  Low              $ .5125*  $.5125*  $.5125   $.5775


Fiscal 1994
  High             $ .5525   $.5625   $.6025*  $.5650
  Low              $ .5250*  $.5300   $.5650   $.5375

Fiscal 1993
  High             $ .5325   $.5425   $.5675  $.5875*
  Low              $ .4850*  $.5075   $.5525  $.5525


*Year High/Low

Market prices for whole birds, as measured by the Georgia dock price, remained relatively strong through the Thanksgiving holiday at $.5975 per pound. Market prices for whole birds steadily decreased after the Thanksgiving holiday to $.5825 per pound at the end of December 1995.

During fiscal 1994, the poultry industry experienced higher prices for poultry products as compared to the previous fiscal year. However, the positive effect of improved prices of poultry products was partially offset by higher costs of feed grains. For the year ended
October 31, 1995, the Company experienced lower poultry prices and higher feed costs as compared to the year ended October 31, 1994. Although market prices for poultry products are higher during the beginning of fiscal 1996 as compared to the beginning of fiscal 1995, the cost of feed grain continues to increase and place pressure on margins. The Company is unable to predict how long current conditions will continue or to what extent cyclical pressures will affect operations.

RESULTS OF OPERATIONS:

Fiscal 1995 Compared to Fiscal 1994

For the year ended October 31, 1995, net sales increased to $392.9 million, an increase of $21.4 million, or 5.8%. The increase in net sales resulted from an increase in the pounds of product sold of 7.2%, while the average sales price of products decreased by 1.3%. During fiscal 1995, net sales of poultry products increased 6.5% as compared to fiscal 1994. The increase in the net sales of poultry products resulted from an increase in the pounds of poultry products sold of 7.8% and a decrease in the average sale price of poultry products of 1.2% during fiscal 1995 as compared to fiscal 1994. For the year ended October 31, 1995 as compared to the year ended October 31, 1994, net sales of prepared foods products increased approximately 1.2%. This increase in the net sales of prepared foods products resulted from an increase in the average sale price of prepared foods products of 3.3%, which was partially offset by a decrease in the pounds of prepared foods products sold of 2.1%.

Cost of sales for fiscal 1995 as compared to fiscal 1994 increased $26.6 million, or 8.1%. Costs of sales of poultry products increased $26.9 million, or 9.5%, due to the increase in pounds of poultry products sold and higher average feed grain prices. A simple average of corn cash market prices for fiscal 1995 reflected an increase of 2.0% as compared to fiscal 1994. Cost of sales of prepared food products sold decreased $.3 million, or .6%, during the year ended October 31, 1995 as compared to the year ended October 31, 1994 primarily due to the decrease in pounds of prepared food products sold.

Selling, general and administrative expenses during fiscal 1995 as compared to fiscal 1994 increased $1.7 million, or 12.3%. Measured as a percentage of net sales, selling, general and administrative expenses for fiscal 1995 were 4.0% as compared to 3.8% during fiscal 1994.

Interest expense during fiscal 1995 was approximately $3.8 million as compared to approximately $3.7 million during fiscal 1994.

The Company's effective tax rate increased in fiscal 1995 to approximately 38.1% as compared to approximately 37.7% for fiscal 1994, primarily from state income taxes.

Fiscal 1994 Compared to Fiscal 1993

Net sales for the year ended October 31, 1994, increased to $371.5 million, an increase of $102.4 million, or 38.1%. The increase in net sales resulted from a 35.2% increase in the total pounds of products sold and a 2.1% increase in the average sale price of products. Net sales of poultry products increased $100.0 million, or 45.8%, when compared to fiscal 1993. The increase in the net sales of poultry products was due to an increase in the pounds of poultry products sold of 38.3% and an increase in the average net sales price of poultry products of 5.5%. Net sales of prepared food products increased $2.4 million, or 4.7%. The pounds of prepared food products sold increased 3.2% as the average sale price of prepared food products increased 1.5% during fiscal 1994 as compared to fiscal 1993.

Cost of sales for fiscal 1994 increased approximately $94.6 million, or 40.3%, as compared to fiscal 1993. Cost of sales of poultry products sold increased $92.6 million, or 46.1%, during fiscal 1994 as compared to fiscal 1993. The increase in cost of sales for fiscal 1994 as compared to fiscal 1993 resulted primarily from the increased pounds of poultry products sold and an increase in the overall costs of feed grains. A simple average of the corn and soybean meal cash market prices reflected an increase of 10.4% and a decrease of 3.5%, respectively, during fiscal 1994 as compared to the previous fiscal year. Cost of sales of prepared food products increased $2.0 million, or 6.1%, during the year ended October 31, 1994 as compared to the year ended October 31, 1993.

Selling, general and administrative expenses in fiscal 1994 increased
$.4 million, or 3.1%, as compared to fiscal 1993. Measured as a percentage of net sales, selling, general and administrative expenses for fiscal 1994 were 3.8% as compared to 5.1% during fiscal 1993.

Interest expense increased approximately $1.6 million during fiscal
1994 as compared to fiscal 1993. The increase in interest expense was due primarily to higher interest rates and reflects interest incurred on borrowed funds for the financing of the Pike County complex and other major construction projects for the entire year of fiscal 1994.

The Company's effective tax rate increased in fiscal 1994 to approximately 37.7% as compared to approximately 37.1% in fiscal 1993. The increase was primarily due to higher earnings in fiscal 1994 as compared to fiscal 1993, which resulted in tax calculations using higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 1995, the Company's working capital totaled $47.6 million and its current ratio was 4.6 to 1 as compared to working capital of $45.8 million and a current ratio of 5.6 to 1 at October 31, 1994. During fiscal 1995, the Company expended $24.9 million on planned capital projects and $1.0 million to reduce the outstanding debt under its revolving credit agreement.

The Company's original capital budget for fiscal 1995 was approximately $23.2 million. The fiscal 1995 budget was increased to $30.5 million at October 31, 1995. This increase of $7.3 million relates to the addition of items not approved at the beginning of fiscal 1995 pending justification, field trial and alternate costing.

The Company's capital budget for fiscal 1996 is approximately $46.1 million, which includes approximately $5.2 million relating to fiscal 1995 budget items that were not completed or started during fiscal 1995. Also included in the fiscal 1996 budget is approximately $36.2 million pertaining to the poultry processing plant and hatchery under construction in Brazos County, Texas, and the feed mill under construction in Robertson County, Texas. Construction at this new poultry complex began during the fall of 1995 with initial operations scheduled to begin during the spring of 1997. Other major capital projects for fiscal 1996 include renovations, changes and additions to existing processing facilities to allow better product flow and product mix for more market flexibility.

On November 16, 1995, the Company borrowed $7.2 million in connection with the issuance of Industrial Revenue Bonds to be used to construct the feed mill in Robertson County, Texas. The banks participating in the revolving credit agreement provided a letter of credit in connection with the issuance of the Industrial Revenue Bonds and the credit otherwise available to be drawn under the letter of credit. The capital requirements for fiscal
1996 will be funded by working capital, proceeds of the Industrial Revenue Bonds loaned to the Company, and borrowings under the revolving credit agreement.


Item 8.  Financial Statements and Supplementary Data.

                  Sanderson Farms, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS

                                                           October 31
                                                       1995         1994
                                                        (In thousands)

Assets
Current assets:
  Cash and temporary cash investments                $    447     $  4,125
  Accounts receivables, less allowance of $130,000 in
  1995 and $100,000 in 1994                            22,624       18,986

  Inventories (Note 2)                                 33,275       29,375
  Prepaid expenses                                      4,619        3,293

Total current assets                                   60,965       55,779
  Property, plant and equipment (Note 3):
  Land and buildings                                   76,529       70,176
  Machinery and equipment                             140,678      126,060
  Construction in process                               8,997        6,641
                                                      226,204      202,877
     Accumulated depreciation                         (94,873)     (78,110)
                                                      131,331      124,767
Other assets                                              901        1,163
  Total assets                                    $   193,197     $181,709


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                $     4,205       $2,837
  Accrued expenses                                      7,372        5,399
  Accrued income taxes                                  1,557        1,623
  Current maturities of long-term debt                    226           77
  Total current liabilities                            13,360        9,936
  Long-term debt, less current maturities (Note 3)     54,806       56,176
  Deferred income taxes (Note 4)                       10,712        9,410
  Stockholders' equity (Note 6):
  Preferred Stock:
     Series A Junior Participating Preferred Stock, $100
       par value:  authorized shares - 500,000; none issued
     Par value to be determined by the Board of Directors:
       authorized shares  4,500,000; none issued
  Common Stock, $1 par value: authorized shares
       100,000,000;
     issued and outstanding shares
         13,618,080                                     13,613      9,075
     Paid-in capital                                     2,871      7,410
     Retained earnings                                  97,835     89,702
  Total stockholders' equity                           114,319    106,187
  Total liabilities and stockholders' equity          $193,197   $181,709

                          See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended October 31
                                             1995        1994        1993
                                        (In thousands, except per share data)
Net sales                               $  392,896    $ 371,502    $  69,059
Cost and expenses:
Cost of sales                              355,907      329,294      234,691
Selling, general and administrative         15,750       14,024       13,601
                                           371,657      343,318      248,292
Operating income                            21,239       28,184       20,767
Other income (expense):
Interest income                                180          109          158
Interest expense                            (3,774)      (3,655)      (2,090)
Other                                          (99)         195          158
                                            (3,693)      (3,351)      (1,774)
  Income before income taxes                 17,546       24,833       18,993
Income tax expense (Note 4)                   6,690        9,354        7,055
Net income                                 $ 10,856    $  15,479      $11,938
Net income per share                       $    .80    $    1.14      $   .88



                            See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Total
                                  Common Stock  Paid-in  Retained Stockholders'
                               Shares    Amount  Capital   Earnings  Equity
                                       (In thousands, except shares)
Balance at November 1, 1992    9,075,427  $9,075  $7,410 $  67,731  $ 84,216
 Net income for year                                        11,938    11,938
 Cash dividends ($.20 per share)                            (2,723)   (2,723)

Balance at October 31, 1993    9,075,427   9,075   7,410    76,946    93,431
 Net income for year                                        15,479    15,479
 Cash dividends ($.20 per share)                            (2,723)   (2,723)

Balance at October 31, 1994    9,075,427   9,075   7,410    89,702   106,187
 Net income for year                                        10,856    10,856
 Cash dividends ($.20 per share)                            (2,723)   (2,723)
 Stock split (3 for 2) effected in the
      form of stock dividend   4,537,653   4,538  (4,538)
 Redemption of fractional shares                      (1)                 (1)
Balance at October 31, 1995   13,613,080  13,613   2,871  $ 97,835 $ 114,319

                            See accompanying notes.

                             SANDERSON FARMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended October 31
                                           1995        1994        1993
                                                         (In thousands)
Operating activities
Net income                                $10,856     $15,479        $11,938
Adjustments to reconcile net
income to net cash
 provided by operating activities:
Depreciation and amortization              18,439      15,604         11,370
Provision for losses on accounts receivable    54          36             43
Deferred income taxes                         950       1,500          1,300

Change in assets and liabilities:

Increase in accounts receivable            (3,692)     (2,008)       (5,332)
Increase in inventories                    (3,900)     (2,950)       (8,059)
Increase in prepaid expenses                 (974)       (331)         (798)
Increase in other assets                      (93)       (269)         (737)
Increase (decrease) in accounts payable     1,368        (519)        1,356
Increase in accrued expenses                1,907        2,829          201
Total adjustments                          14,059       13,892         (656)

Net cash provided by operating activities  24,915       29,371       11,282
Investing activities
Net proceeds from sale of property
 and equipment                                286           15           83
Capital expenditures                      (24,934)     (22,444)     (38,181)

Net cash used in investing activities     (24,648)     (22,429)     (38,098)

Financing activities
Long-term borrowings                          -0-         -0-        20,000
Net change in revolving credit             (1,000)      (4,000)       6,000
Principal payments on long-term debt          (77)         (73)        (105)
Principal payments on Capital Lease          (144)         -0-          -0-
Dividends paid                             (2,723)      (2,723)      (2,723)
Redemption of fractional shares                (1)         -0-          -0-

Net cash provided by (used in)
    financing activities                   (3,945)      (6,796)      23,172

Net increase (decrease) in cash and
   temporary cash investments              (3,678)         146       (3,644)
Cash and temporary cash investments
    at beginning of year                    4,125        3,979        7,623
Cash and temporary cash investments
    at end of year                        $   447       $4,125       $3,979
Supplemental disclosure of cash flow information:
Cash paid for income taxes                 $5,807       $6,736       $6,229
Cash paid for interest                     $3,492       $3,945       $2,301
Non-cash financing activities
    related to capital lease              $    -0-     $    -0-      $4,500
                            See accompanying notes.

/TABLE

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

Accounts Receivable: The Company sells fresh and frozen chicken and other prepared food items to retailers, distributors and fast food operators in the southern and western United States. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have consistently been within management's expectations.

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

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes.
The taxes on the cash basis temporary differences as of that date will not be payable under current tax laws provided there are no changes in ownership control and future annual revenues of the farming subsidiary exceed 1988 revenues. Management does not anticipate the payment of such taxes related to these cash bases timing differences during fiscal 1996. (See Note 4).

Earnings Per Share: During fiscal 1995, the Company's Board of Directors declared a 3 for 2 stock split effected in the form of a stock dividend.
As a result, $4,538,000 was transferred from paid-in-capital to common stock. All historical shares and per share data presented herein have been restated for the effect of the stock split. Earnings per share are based upon the weighted average number of shares outstanding during each year. The weighted average shares outstanding used in the calculation of earnings per share were 13,613,080 in 1995, 1994 and 1993.

2. Inventories
Inventories consisted of the following:

                                              October 31
                                          1995         1994
                                             (In thousands)
Live poultry broilers and breeders       $18,484         $16,453
Feed, eggs and other                       4,974           3,795
Processed poultry                          3,999           3,005
Processed food                             3,578           4,149
Packaging materials                        2,240           1,973
                                         $33,275         $29,375

3. Long-term Credit Facilities and Debt
Long-term debt consisted of the following:

                                                 October 31
                                              1995        1994
                                               (In thousands)
Revolving credit agreement with banks
 (weighted average rate of 6.8% at
 October 31, 1995)                       $29,000          $30,000
Term loan with an insurance company,
 accruing interest at 7.49%; due in
 annual principal installments of
  $2,850,000  beginning in 1997           20,000           20,000
Note payable, accruing interest at 5%;
 due in annual installments of $161,400,
 including interest, maturing in
   2009                                    1,617            1,694
6% Mississippi Business Investment Act
 bond capital lease obligation             4,356            4,500

Notes payable to an insurance company,
 accruing interest at 5%                      59               59
                                          55,032           56,253
Less current maturities of long-term debt    226               77
                                         $54,806          $56,176

The Company has a $100.0 million ($71.0 million available at October 31, 1995) revolving credit agreement with four banks. The revolver extends to 1998, when the outstanding borrowings may be converted to a term loan payable in equal semiannual installments over four years. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .20% is payable quarterly on the unused portion of the revolver.
The Company intends to renew beyond one year of October 31, 1995 the amount of its borrowings at year-end under the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $7,631,000 is pledged as collateral to a note payable and the capital lease obligation.

Interest costs of $416,000 was capitalized in 1993.

The aggregate annual maturities of long-term debt at October 31, 1995 (assuming borrowings under the revolver will be converted to a term loan in 1998) are as follows (in thousands):

       Fiscal Year                       Amount
     1996                                  226
     1997                                3,090
     1998                               10,604
     1999                               10,618
     2000                               10,633
     Thereater                          19,861
                                       $55,032

On November 16, 1995, the Company borrowed $7.2 million in connection with the issuance of Industrial Revenue Bonds to be used to construct a feed mill in Texas. The banks participating in the revolving credit agreement provided a letter of credit in connection with the issuance of the Industrial Revenue Bonds, and the credit otherwise available to the Company under the revolving credit agreement is reduced by the amount available to be drawn under the letter of credit.


4. Income Taxes
Income tax expense consisted of the following:

                                     Years Ended October 31
                                      1995      1994        1993
                                            (In thousands)
Current:
     Federal                      $    5,110  $ 7,150   $ 5,233
     State                               630      704       522
                                       5,740    7,854     5,755
Deferred
     Federal                             780    1,370     1,200
     State                               170      130       100
                                         950    1,500     1,300
                                  $    6,690  $ 9,354   $ 7,055
/TABLE

Significant components of the Company's deferred tax assets and liabilities were as follows:

                                               October 31
                                          1995             1994
Deferred tax assets                           (In thousands)
     (included in prepaid expenses):
     Accrued expenses                    $ 898            $ 550
     Prepaid expenses                     (136)            (140)

                                         $ 762            $ 410
Deferred tax liabilities:
     Cash basis temporary differences   $3,900           $3,900
     Property, plant and equipment       6,812            5,510
                                       $10,712           $9,410

The differences between the consolidated effective income tax rate and the federal statutory rate were as follows:



                                    Years Ended October 31
                                  1995      1994        1993
Taxes at statutory rate            34.3%   34.9%      34.3%
State income taxes                  3.6     3.1        3.8
State income tax credit             (.6)    (.8)      (1.5)
Other, net                           .8      .5         .5
                                   38.1%   37.7%      37.1%

5. Employee Benefit Plans

The Company had a defined contribution profit sharing plan covering all employees and an employee stock ownership plan that was restricted to salaried employees. During fiscal 1995, the profit sharing plan was merged into the employee stock ownership plan. The resulting defined contribution employee stock ownership plan was expanded to cover all employees. Total contributions under the employee stock ownership plan were $850,000 in 1995. Total contributions under both plans were $1,200,000 in 1994 and $750,000 in 1993.

Under the Company's Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. Options to purchase an aggregate of 45,000 shares at $10.67 per share, 82,500 shares at $11.00 per share and 108,000 shares at $11.25 per share are outstanding at October 31, 1995.
Options for 43,875 shares are exercisable at October 31, 1995.

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

The exercise price of a right has been established at $35 3/8. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. The rights may be redeemed by the Board of Directors at $.01 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company's Common Stock, or by two-thirds of the Directors who are not the acquirer, or an affiliate of the acquirer, prior to the acquisition of 50% or more of the Company's Common Stock by such acquirer. The rights expire on April 21, 1999.

7. Other Matters

One customer accounted for 10.4% and of consolidated sales for the year ended October 31, 1993. No customer accounted for more than 10% of consolidated sales for the years ended October 31, 1995 and 1994.
Export sales were less than 10% of consolidated sales in each year presented.

The effects of adopting in 1994 FASB Statement No. 106 "Employers' Accounting for Postretirment Benefits other than Pension" were insignificant to the Company's financial position and operation.


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

                                  PART IV

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K.

(a)1.  FINANCIAL STATEMENTS:

         The following consolidated financial statements of the Registrant are included in Item 8:

         Consolidated Balance Sheets - October 31, 1995 and 1994

         Consolidated Statements of Income - Years ended October 31, 1995, 1994 and 1993

         Consolidated Statements of Stockholders' Equity - Years ended October 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows - Years ended October 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements - October 31, 1995

(a)2.  FINANCIAL STATEMENT SCHEDULES:

The following consolidated financial statement schedules of the Registrant are included in Item 8:



         Schedule VIII - Valuation and Qualifying Accounts


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

(a)3(i).  EXHIBITS:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

     Exhibit                  Brief
     Number                   Description

(1)  3-A          -      Copy of Articles of Incorporation of the Registrant,
                         as amended.

(8)  3-B          -      Copy of Restated By-Laws of the Registrant as of
                         October 27, 1994.

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

(2)  10-B         -      Copy of Contract dated July 31, 1964 between
                         the Registrant and the City of Laurel, Mississippi.

(2)  10-B-1       -      Copy of Contract Amendment dated December 1, 1970
                         between the Registrant and the City of Laurel, Mississippi.

(2)  10-B-2       -      Copy of Contract Amendment dated June 11, 1985
                         between the Registrant and the City of Laurel, Mississippi.

(2)  10-B-3       -      Copy of Contract Amendment dated October 7, 1986
                         between the Registrant and the City of Laurel, Mississippi.

(8)  10-B-4       -      Copy of Contract Amendment dated August 16, 1994
                         between the Registrant and the City of Laurel, Mississippi.

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

(8)  10-E-2       -      Copy of Agreement effective November 6, 1994 between
                         Sanderson Farms, Inc. (Hammond Processing Division) and United Food and Commercial Workers Local
                         Union 210, affiliated with the United Food and Commercial Workers International Union.

     10-E-3       -      Copy of Agreement effective July 15, 1995 between
                         Sanderson Farms, Inc. (Hazlehurst Processing
                         Division) and Laborers' International Union of
                         North America, Professional Employees Local
                         Union #697, AFL-CIO.

     10-E-4       -      Copy of Agreement effective September 9, 1995 between
                         Sanderson Farms, Inc. (Collins Processing Division) and Laborers' International Union of North America,
                         Professional Employees Local Union #697, AFL-CIO.

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

(8)  10-H-3       -      Copy of Sanderson Farms, Inc. Bonus Award Program
                         effective November 1, 1993.

(7)  10-I         -      Copy of Sanderson Farms, Inc. and Affiliates Stock
                         Option Plan.

(5)  10-J         -      Copy of Memorandum of Agreement dated as of June 13,
                         1989, between Pike County, Mississippi and the
                         Registrant.

(6)  10-K         -      Copy of Wastewater Treatment Agreement between the
                         City of Magnolia, Mississippi and the Registrant dated August 19, 1991.

(6)  10-L         -      Copy of Memorandum of Agreement and Purchase Option
                         between Pike County, Mississippi and the Registrant dated May, 1991.

     10-M         -      Copy of Lease Agreement between Pike County,
                         Mississippi and the Registrant dated as of November 1, 1992.

     13           -      Copy of the Registrant's definitive proxy statement
                         related to the 1996 Annual Meeting of Shareholders.

     22           -      List of subsidiaries of the Registrant.

     24           -      Consent of Independent Auditors

     27           -      Copy of Financial Data Schedule


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

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference.

(a)(3)(ii)  Agreements Available Upon Request by the Commission.

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

(b)  REPORTS ON FORM 8-K:

     No reports on From 8-K were filed during the fourth quarter of the Fiscal Year ended October 31,
1995.

                        QUALIFICATION BY REFERENCE

Information contained in this Annual Report as to the contents of any contract or other document referred to or evidencing a transaction referred to is necessarily not complete, and in each document filed as an exhibit to this Annual Report or incorporated herein by reference, all such information being qualified in its entirety by such reference.

                      REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1995.
Our audit also included the financial statements listed in the index under
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 1995 and
1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
October 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            /s/Ernst & Young LLP

Jackson, Mississippi
December 18, 1995


                  Sanderson Farms, Inc. and Subsidiaries

                     Valuation and Qualifying Accounts

                               Schedule VIII
________________________________________________________________________________
      COL. A           COL. B     COL. C     COL. D      COL. E      COL. F
                     Balance at Charged to  Charged to             Balance at
                     Beginning  Costs and      Other    Deductions   End of
     Classification  of Period  Expenses      Accounts  Describe(1)  Period
                                           (In Thousands)
Year ended
October 31, 1995
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                    $100      $54                 $24        $130


Year ended October 31, 1994
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                     $80      $34                 $14        $100


Year ended October 31, 1993
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                     $50      $43                 $13         $80



(1)  Uncollectible accounts written off, net of recoveries.


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SANDERSON FARMS, INC.




Date:  January 22, 1996                  /s/Joe Frank Sanderson
                                         Joe Frank Sanderson
                                         Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the dates indicated.



 /s/Joe Frank Sanderson    1/22/96    /s/John H. Baker, III.        1/22/96
    Joe Frank Sanderson,              John H. Baker, III.
    Chairman of the Board               Director


 /s/Joe F. Sanderson, Jr.  1/22/96    /s/Charles W. Ritter, Jr.     1/22/96
    Joe F. Sanderson, Jr.,            Charles W. Ritter, Jr.,
    President, Chief Executive           Director
    Officer and Director


 /s/Dewey R. Sanderson, Jr. 1/22/96   /s/Rowan H. Taylor           1/22/96
    Dewey R. Sanderson, Jr.,          Rowan H. Taylor,
          Director                       Director


 /s/Donald W. Zacharias     1/22/96   /s/Robert Buck Sanderson     1/22/96
   Donald W. Zacharias,               Robert Buck Sanderson,
          Director                       Director


 /s/Phil K. Livingston      1/22/96   /s/James A. Grimes           1/22/96
    Phil K. Livingston,               James A. Grimes,
         Director                     Secretary and Chief Accounting Officer


 /s/D. Michael Cockrell     1/22/96
    D. Michael Cockrell,
    Treasurer and Chief
    Financial Officer