Form 10-Q
period 1996-01-31
SANDERSON FARMS INC
filed 1996-02-27
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         January 31, 1996

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

     Common Stock, $1 Per Share Par Value-----13,613,080 shares outstanding as of January 31, 1996.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--January 31, 1996 and October 31, 1995

         Condensed consolidated statements of income (loss) --Three months ended January 31, 1996 and 1995

         Condensed consolidated statements of cash flows--Three months ended January 31, 1996 and 1995

         Notes to condensed consolidated financial statements--January 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           January 31,    October 31,
                                             1996            1995
                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $    598        $    447
  Accounts receivables, net                  25,108          22,624
  Inventories - Note 2                       37,697          33,275
  Other current assets                        5,347           4,619
Total current assets                         68,750          60,965

Property, plant and equipment               231,449         226,204
Less accumulated depreciation               (99,030)        (94,873)
                                            132,419         131,331

Other assets                                    845             901

Total assets                               $202,014        $193,197
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 15,903         $13,134
  Current maturities of long-
    term debt                                   240             226
Total current liabilities                    16,143          13,360

Long-term debt, less current maturities      62,318          54,806

Deferred income taxes                        10,712          10,712

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,613,080           13,613          13,613
  Paid-in capital                             2,871           2,871
  Retained earnings                          96,357          97,835
Total stockholders' equity                  112,841         114,319
Total liabilities and stockholders' equity $202,014        $193,197


NOTE: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                                                     Three Months Ended
                                                         January 31,
                                                       1996      1995
                                    (In thousands, except shares and per share data)

Net sales                                          $103,754   $ 87,569

Cost and expenses:
  Cost of sales                                      99,998     80,472
  Selling, general and
   administrative                                     4,030      3,333

                                                    104,028     83,805

         OPERATING INCOME (LOSS)                       (274)    (3,764)

Other income (expense):
  Interest income                                        44         43
  Interest expense                                   (1,009)      (912)
  Other                                                 (42)       (35)
                                                     (1,007)      (904)

   INCOME (LOSS) BEFORE INCOME TAXES                 (1,281)     2,860

Income tax expense (credit)                            (483)     1,080

         NET INCOME (LOSS)                         $   (798)  $  1,780


Earnings per share                                 $   (.06)  $    .13

Dividends per share                                $    .05   $    .05


Weighted average shares outstanding              13,613,080 13,613,080


See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                  Three Months Ended
                                                       January 31,
                                                   1996        1995
                                                    (In thousands)
Operating activities
 Net income (Loss)                                 $  (798)   $ 1,780
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                    4,945      4,380
    Change in assets and liabilities:
     Increase in accounts receivable                (2,484)      (150)
     Increase  in inventories                       (4,422)      (407)
     Increase  in other assets                        (754)      (745)
     Increase in accounts payable and
      accrued expenses                               2,769      1,736

Total adjustments                                       54      4,814

Net cash provided by (used in) operating activities   (744)     6,594

Investing activities
Net proceeds from sale of equipment                     21         10
Capital expenditures                                (5,972)    (4,028)

Net cash used in investing activities               (5,951)    (4,018)

Financing activities
Principal payments on long-term debt                   (81)       (77)
Additional long-term borrowings                        107         -0-
Net borrowings under revolving
 line of credit                                      7,500         -0-
Dividends paid                                        (680)      (682)

Net cash provided by (used in)
 financing activities                                6,846       (759)

Net increase in cash and temporary
 cash investments                                      151      1,817
Cash and temporary cash investments
 at beginning of period                                447      4,125


Cash and temporary cash investments
 at end of period                                  $   598    $ 5,942



See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            January 31, 1996


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1996, are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

NOTE 2--INVENTORIES

The components of inventory consisted of the following:

                                         January 31,         October 31,
                                            1996                1995
                                                 (In thousands)

     Live poultry-broilers and breeders   $21,271            $18,484
     Feed, eggs and other                   4,988              4,974
     Processed poultry                      5,797              3,999
     Processed food                         3,206              3,578
     Packaging materials                    2,435              2,240
                                          $37,697            $33,275

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes.
The taxes on the cash basis temporary differences as of that date will not be payable under current tax laws provided there are no changes in ownership control and future annual revenues exceed 1988 revenues. Management does not anticipate the payment of such taxes related to these cash basis temporary differences during fiscal 1996.

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

Results of Operations

For the first quarter of fiscal 1996, net sales increased $16.2 million or 18.5% as compared to the first quarter of fiscal 1995. Net sales of poultry products increased $18.1 million or 24.6% during the three months ended January 31, 1996 as compared to the three months ended January 31, 1995. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 11.7% and an increase in the average sale price of poultry products. Market prices for poultry, as measured by the Georgia dock prices, ranged from a low of $.5825 to a high of $.6000 during the first quarter of fiscal 1996, as compared to a low of $.5125 to a high of $.5300 in the first quarter of fiscal 1995. For the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 net sales of prepared foods products decreased $1.9 million or 13.0%.

For the three months ended January 31, 1996 as compared to the three months ended January 31, 1995, increased $19.5 million or 24.3%. Costs of sales of poultry products increased $20.0 million or 29.1% during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. The increase in cost of sales of poultry products was the result of the increased pounds of poultry products sold of 11.7% and an increase in the costs of feed grains. A simple average of the corn and soy meal cash market prices for the first quarter of fiscal
1996 reflected increases of 46.2% and 39.6%, respectively, when compared to the same period a year ago. Cost of sales of prepared food products decreased $.5 million or 4.1% during the three months ended January 31, 1996 as compared to the three months ended January 31, 1995.

During the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 the Company's operating income decreased approximately
$4.0 million. Although market prices for poultry products were higher during the first quarter of fiscal 1995, the costs of feed grains were substantially higher and reduced operating margins.

Selling, general and administrative expenses increased $.7 million or 20.9% during the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. The increase in selling, marketing, general and administrative expenses resulted primarily from increased advertising expenses.

Interest expense increased $.1 million during the first quarter of fiscal
1996 as compared to the first quarter of fiscal 1995. The increase in interest expense resulted primarily from additional long-term borrowings.

The Company's effective tax rate for the three months ended January 31, 1996 was 37.70% as compared to 37.76% during the same period in fiscal 1995.

Liquidity and Capital Resources

The Company's working capital on January 31, 1996 was $52.6 million and its current ratio was 4.3 to 1 as compared to working capital of $47.6 million and a current ratio of approximately 4.6 to 1 at October 31, 1995. During the quarter ending January 31, 1996 the Company invested $6.0 million on planned capital projects, including approximately $2.3 million on the new poultry complex in Texas.

The fiscal 1996 capital budget, as of January 31, 1996, has been increased to $46.5 million from $46.1 million. The increase of $.4 million pertains to items not approved at the beginning of fiscal 1996 pending justification, field trial and alternate costing.

Recently Issued Accounting Standards

The Company has not adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed," nor determined whether to adopt FAS 123, "Accounting for Stock-based Compensation" as of January 31, 1996. Management does not believe that the effect on the Company's financial position and operations will be material when adopted.

PART II.  OTHER INFORMATION




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

         (c) The Company did not file any reports on Form 8-K during the three months ended January 31, 1996

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)



Date:  February 26, 1996             By:  D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  February 26, 1996             By:  James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 1996, and the related condensed consolidated statements of income for the three-month periods ended January 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated December 8, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       ERNST & YOUNG LLP


Jackson, Mississippi
February 23, 1996








Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8) of Sanderson Farms, Inc. for the registration of 500,000 shares of its common stock of our report dated February 23, 1996 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended January 31, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933 our reports are not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                            ERNST & YOUNG LLP

Jackson, Mississippi
February 23, 1996