Form 10-Q
period 1996-04-30
SANDERSON FARMS INC
filed 1996-05-28
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         April 30, 1996

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

     Common Stock, $1 Per Share Par Value-----13,613,080 shares outstanding as of April 30, 1996.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--April 30, 1996 and October 31, 1995

         Condensed consolidated statements of income (loss)--Three months ended April 30, 1996 and 1995; Six months ended April 30, 1996 and 1995

         Condensed consolidated statements of cash flows--Six months ended April 30, 1996 and 1995

         Notes to condensed consolidated financial statements--
         April 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                          April 30,      October 31,
                                             1996            1995
                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $    768        $    447
  Accounts receivables, net                  25,283          22,624
  Inventories - Note 2                       39,004          33,275
  Other current assets                        7,604           4,619
Total current assets                         72,659          60,965

Property, plant and equipment               244,262         226,204
Less accumulated depreciation              (103,868)        (94,873)
                                            140,394         131,331

Other assets                                    684             901

Total assets                               $213,737        $193,197

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 14,041         $13,134
  Current maturities of long-
    term debt                                 3,090             226
Total current liabilities                    17,131          13,360

Long-term debt, less current maturities      76,468          54,806

Deferred income taxes                        10,712          10,712

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,613,080           13,613          13,613
  Paid-in capital                             2,871           2,871
  Retained earnings                          92,942          97,835
Total stockholders' equity                  109,426         114,319
Total liabilities and stockholders' equity $213,737        $193,197

NOTE: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

                   SANDERSON FARMS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                               Three Months Ended          Six Months Ended
                                     April 30,                April 30,
                                  1996      1995            1996      1995
                              (In thousands, except shares and per share data)

Net sales                      $110,719  $ 92,449        $214,473   $180,018

Cost and expenses:
  Cost of sales                 109,466    84,808         209,464    165,280
  Selling, general and
   administrative                 4,486     4,058           8,516      7,391

                                113,952    88,866         217,980    172,671

         OPERATING INCOME (LOSS) (3,233)    3,583          (3,507)     7,347

Other income (expense):
  Interest income                    31        38              75         81
  Interest expense               (1,159)     (937)         (2,168)    (1,849)
  Other                             (32)       35             (74)        -0-
                                 (1,160)     (864)         (2,167)    (1,768)

   INCOME (LOSS) BEFORE
    INCOME TAXES                 (4,393)    2,719          (5,674)     5,579

Income tax expense (benefit)     (1,659)    1,016          (2,142)     2,096

         NET INCOME (LOSS)     $ (2,734)  $ 1,703        $ (3,532)  $  3,483


Earnings (loss) per share      $   (.20)  $   .13        $   (.26)  $    .26

Dividends per share            $    .05   $   .05        $    .10   $    .10


Weighted shares outstanding  13,613,080 13,613,080     13,613,080  13,613,080



See notes to condensed consolidated financial statements.




                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                Six Months Ended
                                                   April 30,
                                                1996        1995
                                                (In thousands)
Operating activities
 Net income (loss)                            $(3,532)   $ 3,483
 Adjustments to reconcile net income to net
   cash provided by (used in)
      operating activities:
    Depreciation and amortization               9,931      8,908
    Change in assets and liabilities:
     (Increase) decrease in accounts
      receivable                               (2,659)       546
     Increase in inventories                   (5,729)    (1,409)
     Increase  in other assets                 (2,916)      (736)
     Increase (decrease) in accounts payable
      and accrued expenses                        907       (583)

Total adjustments                                (466)     6,726

Net cash provided by (used in)
   operating activities                        (3,998)    10,209

Investing activities
Net proceeds from sale of equipment                32        136
Capital expenditures                          (18,878)    (9,847)

Net cash used in investing activities         (18,846)    (9,711)

Financing activities
Principal payments on long-term debt              (81)       (77)
Additional long-term borrowings                   107         -0-
Net borrowings under revolving
 line of credit                                24,500         -0-
Dividends paid                                 (1,361)    (1,362)

Net cash provided by (used in)
 financing activities                          23,165     (1,439)

Net increase in cash and temporary
 cash investments                                 321       (941)
Cash and temporary cash investments
 at beginning of period                           447      4,125


Cash and temporary cash investments
 at end of period                             $   768    $ 3,184



See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            April 30, 1996


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1996, are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                     April 30,         October 31,
                                       1996                1995
                                           (In thousands)

Live poultry-broilers and breeders   $23,086            $18,484
Feed, eggs and other                   5,941              4,974
Processed poultry                      4,354              3,999
Processed food                         3,360              3,578
Packaging materials                    2,263              2,240
                                     $39,004            $33,275

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1995.

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow out"), processing and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market prices for its finished products and the cost of feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing costs, are responsive to efficient cost containment programs and management practices.

The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margins than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service and brand recognition. Nevertheless, market prices continue to have a significant influence on prices of the Company's chicken products. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first saleable as a finished product, such as cutting, deep chilling, packaging and labeling the product. The Company believes that one of its major strengths is its ability to change its product mix to meet customer demands.

The Company's processed and prepared foods product line includes over 100 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

Results of Operations

For the second quarter of fiscal 1996, net sales increased $18.3 million or 19.8% as compared to the second quarter of fiscal 1995. Net sales of poultry products increased $16.7 million or 20.8% during the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 16.4% and an increase of 3.8% in the average sales price of poultry products. The increase in pounds of poultry products sold was attributable primarily to the addition during the second quarter of fiscal 1996 of a second shift to one line of the Company's Pike County, Mississippi processing plant. Market prices for finished poultry products, as measured by the Georgia dock prices, ranged from a low of $.5500 per pound to a high of $.5825 during the second quarter of fiscal 1996, as compared to a low of $.5125 per pound to a high of $.5200 in the second quarter of fiscal 1995.
For the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, net sales of prepared foods products increased $1.6 million or 13.3%.

For the six months ended April 30, 1996, net sales increased $34.5 million or 19.1% as compared to the six months ended April 30, 1995. The increase in net sales was due to a 13.3% increase in the pounds of products sold and an increase in the average sales price of products sold of 5.2%. During the first half of fiscal 1996 as compared to the first half of fiscal 1995 the pounds of poultry products sold increased 14.1%, while the average sales price of poultry products increased 7.5%. For the first six months of fiscal 1996 as compared to the first half of fiscal 1995, net sales of prepared foods were substantially unchanged. For the six months ended April 30, 1996, the prepared foods operations reported a increase in the pounds of prepared food products sold of 1.3% and a decrease in the average sales price of prepared food products of 2.2%.

For the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995, cost of sales increased $24.7 million or 29.1%. Cost of sales of poultry products increased $23.6 million or 31.7% during the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. The increase in cost of sales of poultry products was a result of an increase in pounds of poultry products sold of 16.4% and an increase in the cost of feed grains. A simple average of the corn and soy meal cash market prices for the second quarter of fiscal 1996 reflected increases of 60.6% and 47.5%, respectively, when compared to the same period a year ago. Cost of sales of prepared food products increased $1.1 million or 10.3% during the three months ended April 30, 1996 as compared to the three months ended April 30, 1995.

Cost of sales for the six months ended April 30, 1996, increased $44.2 million or 26.7% as compared to the same period during fiscal 1995. Cost of sales of poultry products increased $43.6 million or 30.4% during the first half of fiscal 1996 as compared to the first half of fiscal 1995. The increase in cost of sales of poultry products resulted from the additional pounds of poultry products sold and an increase in the cost of feed grains. A simple average of the corn and soy meal cash market prices for the six months ended April 30, 1996 reflected an increase of 53.6% and 43.5%, respectively, when compared to the six months ended April 30, 1995. During the six months ended April 30, 1996 as compared to the six months ended April 30, 1995, cost of sales of prepared food products sold increased $.6 million or 2.6%, primarily as a result of an increase in pounds of prepared foods sold of 1.3%.

During the second quarter of fiscal 1996 the Company's operating income decreased $6.8 million when compared to the second quarter of fiscal 1995. During the first half of fiscal 1996 the Company's operating income decreased
$10.9 million when compared to the first half of fiscal 1995.   Although
market prices for poultry products were higher during the second quarter and the first half of fiscal 1996, the cost of feed grains was substantially higher and reduced operating margins.

The Company anticipates the average cost of feed grains will continue to increase during the third quarter of fiscal 1996, resulting in substantially higher feed grain costs when compared to the third quarter of fiscal 1995.
The impact of higher feed grain prices during the second quarter of fiscal 1996, together with anticipated higher feed grain costs during the third quarter of fiscal 1996, are expected to increase the Company's cost of sales as these higher ingredient costs flow through inventories. The Company is unable to predict what impact these higher costs will have on the Company's operating income, since the Company's operating income is also dependent upon the market prices for finished poultry products. The market prices for finished poultry products as measured by the Georgia Dock prices have been higher, on average, during May 1996 when compared to May 1995, although these prices may not be indicative of the average price for poultry products for the third quarter of fiscal 1996.

Selling, general and administrative expenses increased $.4 million or 10.6% during the quarter ended April 30, 1996 as compared to the quarter ended April
30, 1995.    For the six months ended April 30, 1996, selling, general and administrative expenses increased $1.1 million or 15.2% as compared to the same period during fiscal 1995. The increase in selling, general and administrative expenses resulted primarily from increased advertising expenses.

Interest expense increased $.2 million during the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. For the first six months of fiscal 1996, interest expense increased $.3 million as compared to the same six months of fiscal 1995. The increase in interest expense resulted primarily from additional long-term borrowings.

The Company's effective tax rate for the three months ended April 30, 1996 was 37.8% as compared to 37.4% during the same period in fiscal 1995. For the six months ended April 30, 1996, the Company's effective tax rate was 37.8% as compared to 37.6% during the first half of fiscal 1995.

Liquidity and Capital Resources

The Company's working capital on April 30, 1996 was $55.5 million and its current ratio was 4.2 to 1 as compared to working capital of $47.6 million and a current ratio of approximately 4.6 to 1 at October 31, 1995. During the quarter ending April 30, 1996 the Company invested $18.9 million on planned capital projects, including approximately $12.0 million on the new poultry complex in Texas.

The fiscal 1996 capital budget, as of April 30, 1996, has been increased to $47.6 million from $46.1 million. The increase of $1.5 million pertains to items not approved at the beginning of fiscal 1996 pending justification, field trial and alternate costing. Capital expenditures are primarily for completion of a new poultry complex in Brazos and Robertson Counties, Texas.

The Company's foreseeable cash needs for operations and capital expenditures are expected to continue to be met through cash flows from operations and borrowings under the Company's revolving credit agreement. The Company's revolving credit agreement ($46.4 million available at April 30, 1996) and term loan agreement ($20 million borrowed at April 30, 1996) contain various covenants, including a requirement that the Company's debt to capitalization ratio not exceed 55%, and other covenants that require maintenance of a minimum tangible net worth, minimum working capital and minimum current ratio. The Company is in compliance with these covenants.

Recently Issued Accounting Standards

The Company has not adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed," nor determined whether to adopt FAS 123, "Accounting for Stock-based Compensation" as of April 30, 1996. Management does not believe that the effect on the Company's financial position and operations will be material when or if adopted.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the 1996 Annual Meeting of Shareholders of Sanderson Farms, Inc.
held February 22, 1996, the shareholders elected the following persons to the Company's Board of Directors by the votes indicated below:

                  Name                 For                 Withheld
          Phil K. Livingston        12,699,779              14,835
          Charles W. Ritter, Jr.    12,699,929              14,685
          Joe F. Sanderson, Jr.     12,655,379              59,235

          By a vote of 12,732,434 for, 6,060 against, and 6,803 abstaining, the shareholders ratified the Board's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 1996.

          No other items were voted upon at the annual shareholders' meeting or during the quarter ended April 30, 1996.

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this report

             Exhibit 15a Independent Accountants' Review Report

             Exhibit 15b Accountants' Letter re: unaudited financial
              information

         (b) The Company is a party to an agreement that defines the rights of holders of long-term debt of the Company, but such agreement does not authorize securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Company will furnish a copy of such agreement to the Commission. Such agreement is therefore omitted as an exhibit as permitted by Item 601(b)(4)(v) of Regulation S-K.

         (c) The Company did not file any reports on Form 8-K during the three months ended April 30, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             _____ SANDERSON FARMS, INC. _______
                                        (Registrant)



Date:  May 28, 1996                 By:   /s/D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  May 28, 1996                 By:   /s/James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 1996, and the related condensed consolidated statements of income (loss) for the three-month and six-month periods ended April 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 8, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/Ernst & Young LLP

                                             ERNST & YOUNG LLP


Jackson, Mississippi
May 24, 1996

EXHIBIT 15b









Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8) of Sanderson Farms, Inc. for the registration of 500,000 shares
Of its common stock of our report dated May 24, 1996 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended April 30, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                            /s/Ernst & Young LLP

                                            ERNST & YOUNG LLP

Jackson, Mississippi
May 28, 1996