Form 10-Q
period 1996-07-31
SANDERSON FARMS INC
filed 1996-08-27
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 1996

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

     Common Stock, $1 Per Share Par Value-----14,363,080 shares outstanding as of July 31, 1996.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--July 31, 1996 and October 31, 1995

         Condensed consolidated statements of income--Three months ended July 31, 1996 and 1995; Nine months ended
         July 31, 1996 and 1995

         Condensed consolidated statements of cash flows--Nine months ended July 31, 1996 and 1995

         Notes to condensed consolidated financial statements--July 31,
         1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                           July 31,      October 31,
                                             1996           1995

                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $  4,340        $    447
  Accounts receivable, net                   28,154          22,624
  Inventories - Note 2                       42,172          33,275
  Other current assets                        7,770           4,619
Total current assets                         82,436          60,965

Property, plant and equipment               259,934         226,204
Less accumulated depreciation              (108,468)        (94,873)
                                            151,466         131,331

Other assets                                    941             901

Total assets                               $234,843        $193,197
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 17,138        $ 13,134
  Current maturities of long-
    term debt                                 3,090             226
Total current liabilities                    20,228          13,360

Long-term debt, less current
 maturities - Note 4                         86,767          54,806

Deferred income taxes                        10,712          10,712

Stockholders' equity - Note 5
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 14,363,080 shares
   in 1996 and 13,613,080 in 1995            14,363          13,613
  Paid-in capital                            11,292           2,871
  Retained earnings                          91,481          97,835
Total stockholders' equity                  117,136         114,319
Total liabilities and stockholders' equity $234,843        $193,197

NOTE: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                             Three Months Ended     Nine Months Ended
                                  July 31,             July 31,
                             1996      1995        1996       1995
                         (In thousands, except share and per share data)

Net sales                    $116,419  $101,195    $330,892    $281,213
Cost and expenses:
  Cost of sales               111,803    92,237     321,267     257,517
  Selling, general and
   administrative               4,286     4,268      12,802      11,659

                              116,089    96,505     334,069     269,176

       OPERATING INCOME(LOSS)     330     4,690      (3,177)     12,037

Other income (expense):
  Interest income                  32        44         107         125
  Interest expense             (1,471)     (985)     (3,639)     (2,834)
  Other                           (70)      (90)       (144)        (90)
                               (1,509)   (1,031)     (3,676)     (2,799)

   INCOME (LOSS) BEFORE
      INCOME TAXES             (1,179)    3,659      (6,853)      9,238

Income tax expense (benefit)     (436)    1,354      (2,578)      3,450

         NET INCOME (LOSS)   $   (743)  $ 2,305    $ (4,275)   $  5,788

Earnings (loss) per share    $   (.05)  $   .17    $   (.31)   $    .43

Dividends per share          $    .05   $   .05    $    .15    $    .15

Weighted average shares
 outstanding               13,776,123 13,613,080  13,667,825  13,613,080

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                    Nine Months Ended
                                                      July 31,
                                                   1996      1995
                                                     (In thousands)
Operating activities
 Net income (loss)                                 $(4,275)   $ 5,788
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                   14,862     13,663
    Change in assets and liabilities:
     (Increase) in accounts
        receivable                                  (5,530)    (1,476)
     (Increase) in inventories                      (8,897)    (2,817)
     (Increase) in other assets                     (3,372)    (  936)
     Increase in accounts payable and
      accrued expenses                               4,004      2,424

Total adjustments                                    1,067     10,858

Net cash provided by (used in)
   operating activities                             (3,208)    16,646

Investing activities
Net proceeds from sale of equipment                     33        238
Capital expenditures                               (34,849)   (18,094)

Net cash used in investing activities              (34,816)   (17,856)

Financing activities
Principal payments on long-term debt                   (81)       (77)
Additional long-term borrowings                      2,406          0
Net borrowings under revolving
 line of credit                                     32,500      1,000
Net proceeds from sale of common stock               9,171          0
Dividends paid                                      (2,079)    (2,043)

Net cash provided by (used in)
 financing activities                               41,917     (1,120)

Net increase (decrease)in cash and temporary
 cash investments                                    3,893     (2,330)
Cash and temporary cash investments
 at beginning of period                                447      4,125

Cash and temporary cash investments
 at end of period                                  $ 4,340    $ 1,795


See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          July 31, 1996

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1996, are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

NOTE 2--INVENTORIES

The components of inventories consisted of the following:

                                          July 31,         October 31,
                                            1996                1995
                                                 (In thousands)

     Live poultry-broilers and breeders   $25,633            $18,484
     Feed, eggs and other                   5,371              4,974
     Processed poultry                      5,156              3,999
     Processed food                         3,922              3,578
     Packaging materials                    2,090              2,240
                                          $42,172            $33,275

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

NOTE 4--CREDIT FACILITY

Effective August 1, 1996, the Company amended its existing revolving credit agreement to, among other things, increase the number of participating banks from four to five, increase the available credit thereunder from $100.0 million to $125.0 million and change the requirement that the Company's debt to capitalization ratio could not exceed 55% to 65%. The revolver has been extended to fiscal 1999, when the outstanding borrowings may be converted to a term loan payable over four years.

NOTE 5--ISSUANCE OF COMMON STOCK

Effective July 12, 1996, the Company issued 750,000 shares of its common stock at $13 per share to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan ("the Plan") in a private placement transaction. Net proceeds from the issuance of the common shares were $9,171,000 plus a $500,000 note receivable from the Plan.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1995.

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow out"), processing, and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market prices for its finished product and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices.

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

Results of Operations

Net sales for the quarter ended July 31, 1996 increased $15.2 million or 15.0% as compared to the quarter ended July 31, 1995. Net sales of poultry products increased $11.8 million or 13.5% during the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 15.2 million or 9.7%. The increase in pounds of poultry products sold was attributable primarily to the addition during the second quarter of fiscal 1996 of a second shift to the first line and the addition during the third quarter of fiscal 1996 of a second shift to the second line of the Company's Pike County, Mississippi processing plant. Market prices for finished poultry products, as measured by the Georgia dock prices, ranged from a low of $.5675 per pound to a high of $.6650 during the third quarter of fiscal 1996, as compared to a low of $.5125 per pound to a high of $.5675 in the third quarter of fiscal 1995. Net sales of prepared foods products increased $3.4 million or 25.1% during the three months ended July 31, 1996, as compared to the same period during fiscal 1995. The primary reason for the increase in net sales of prepared food products was an increase in pounds of prepared food products sold of 25.4%.

During the first nine months of fiscal 1996, net sales increased $49.7 million or 17.7% as compared to the first nine months of fiscal 1995. A comparison of net sales of poultry products during the same periods reflects an increase of $46.6 million or 19.3% as a result of an increase in the pounds of poultry products sold of 12.6% and an increase in the average sale price of poultry products of 6.0%. As discussed in the preceding paragraph, the double shifting of both lines at the Company's Pike County complex during fiscal 1996 resulted in the additional volume of poultry products. For the nine months ended July 31, 1996 as compared to the nine months ended July 31, 1995, net sales of prepared foods products increased $3.1 million or 7.8%. This increase is primarily due to an increase in the pounds of prepared food products sold of 9.4%.

For the third quarter of fiscal 1996, cost of sales increased $19.6 million or 21.2% as compared to the third quarter of fiscal 1995. Cost of sales of poultry products increased $16.4 million or 20.3% during the three months ended July 31, 1996, as compared to the three months ended July 31, 1995. The increase in cost of sales of poultry products was the result of the additional pounds of poultry products sold and increases in the cost of feed grains. A simple average of the corn and soy meal cash market prices for the three months ended July 31, 1996 reflected increases of 68.1% and 48.2%, respectively, when compared to the same period during fiscal 1995. Cost of sales of prepared food products increased $3.2 million or 27.6% during the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995.

During the first nine months of fiscal 1996, cost of sales increased $63.8 million or 24.8% as compared to the first nine months of fiscal 1995. Cost of sales of poultry products during the same period increased $60.0 or 26.8%. The increase in cost of sales of poultry products was the result of increased pounds of poultry products sold and higher average feed grain prices. A simple average of the corn and soy meal cash market prices for the first nine months of fiscal 1996 increased 57.3% and 45.3%, respectively, when compared to the same period during fiscal 1995. Cost of sales of prepared food products sold increased $3.8 million or 11.3% during the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995.

During the three months and the nine months ended July 31, 1996 when compared to the same periods in the previous fiscal year, the Company's operating income decreased $4.4 million and $15.2 million, respectively. Although market prices for poultry products were higher during the third quarter and the first nine months of fiscal 1996, the cost of feed grains was substantially higher and reduced operating margins.

Selling, general and administrative expenses were substantially unchanged for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. For the nine months ended July 31, 1996, selling, general and administrative expenses increased $1.1 million or 9.8% as compared to the nine months ended July 31, 1995. The increase in selling, general and administrative expenses resulted primarily from costs associated with start-up of the new poultry complex in Texas and from increased advertising expenses.

Interest expense increased $.5 million during the three months ended July 31, 1996 as compared to the three months ended July 31, 1995. During the first nine months of fiscal 1996 interest expense increased $.8 million as compared to the first nine months of fiscal 1995. The increase in interest expense was primarily the result of additional long-term borrowings to finance the construction of the new poultry processing plant and hatchery in Brazos County, Texas and the new feed mill in Robertson County, Texas.

The Company's effective tax rate was 37.0% for the three months ended July 31, 1996 and 1995. The Company's effective tax rate for the nine months ended July 31, 1996 was 37.6% as compared to 37.4% for the first nine months ended July 31, 1995.


Liquidity and Capital Resources

The Company sold 750,000 shares of its common stock at $13 per share to the Sanderson Farms, Inc. Employee Stock Option Plan on July 12, 1996 in a private placement. The net proceeds from the sale were $9,171,000 plus a $500,000 note receivable from the Plan.

On July 31, 1996, the Company's working capital was $62.2 million and its current ratio was 4.1 to 1 as compared to working capital of $47.6 million and a current ratio of approximately 4.6 to 1 at October 31, 1995. During the nine months ended July 31, 1996, the Company expended $34.8 million on planned capital projects, including approximately $25.4 million on the new poultry complex in Texas.

The fiscal 1996 capital budget, as of July 31, 1996, has been increased to $48.0 million from $46.1 as of November 1, 1995. The increase of $1.9 million pertains to items not approved at the beginning of fiscal 1996 pending justification, field trial and alternate closing . Capital expenditures are primarily for the completion of a new poultry complex in Brazos and Robertson Counties, Texas.


The Company's foreseeable cash needs for operations and capital expenditures are expected to continue to be met through cash flows from operations and borrowings under the Company's revolving credit agreement. The revolving credit agreement was amended in the quarter ended July 31, 1996 to increase the available credit thereunder from $100.0 million to $125.0 million. The maturity date of the revolver was extended to fiscal 1999, when the outstanding borrowings may be converted to a term loan payable over four years. The Company's revolving credit agreement ($61.1 million available at July 31, 1996) and term loan agreement ($20 million borrowed at July 31, 1996) contain various covenants, including a requirement that the Company's debt to capitalization ratio not exceed 65% (55% prior to the amendment), and other covenants that require maintenance of a minimum tangible net worth, minimum working capital and minimum current ratio. The Company is in compliance with these covenants.

Recently Issued Accounting Standards

The Company has not adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed," nor determined whether to adopt FAS 123, "Accounting for Stock-based
Compensation" as of July 31, 1996. Management does not believe that the effect on the Company's financial position and operations will be material when or if adopted.

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

          (c) The Company did not file any reports on Form 8-K during the three months ended July 31, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     _____ SANDERSON FARMS, INC. _______
                                                (Registrant)



Date:  August 27, 1996            By:  /s/D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  August 27, 1996           By:   /s/James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended July 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 15, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/ERNST & YOUNG LLP
                                                  ERNST & YOUNG LLP


Jackson, Mississippi
August 22, 1996

EXHIBIT 15b









Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8) of Sanderson Farms, Inc. for the registration of 500,000 shares of its common stock of our report dated August 22, 1996 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended July 31, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                            /s/ERNST & YOUNG LLP
                                            ERNST & YOUNG LLP

Jackson, Mississippi
August 27, 1996