Form 10-Q/A
period 1996-07-31
SANDERSON FARMS INC
filed 1996-09-10
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549
                                FORM 10-Q/A
                            Amendment No.1
                      (dated September 10, 1996)
                                     to

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

     Common Stock, $1 Per Share Par Value-----14,363,080 shares outstanding as of July 31, 1996.


                       SANDERSON FARMS, INC.
                            FORM 10-Q/A
                          Amendment No. 1
                     (dated September 10, 1996)
                                 to
                             FORM 10-Q
            For the quarterly period ended July 31, 1996

     The undersigned Registrant hereby amends Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996, to read in its entirety as follows:

PART II.     OTHER INFORMATION

*  *  *

Item 6.      Exhibits and Reports on Form 8-K

             (a)  The following exhibits are filed with this report

                  *Exhibit 10-N Credit Agreement dated as of July 31,
                   1996 among the Registrant and banks for which Harris Trust and Savings Bank acts as Agent.

                  **Exhibit 15a Independent Accountants' Review

                  **Exhibit 15b Accountants' Letter re:  Unaudited
                        Financial Information

                  __________________
                  *Denotes exhibit filed with this Amendment No. 1 on
                     Form-Q/A
                  **Denotes exhibit filed with the original Form 10-Q

                  (b) The Company is a party to an agreement defining the rights of holders of long-term debt of the Company, but such agreement does not authorize securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Company will furnish a copy of such agreement to the Commission.
                       Such agreement is therefore omitted as an exhibit as permitted by Item 601(b)(4)(v) of Regulation S-K.

                  (c) The Company did not file any reports on Form 8-K during the three months ended July 31, 1996


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     _____ SANDERSON FARMS, INC. _______
                                                (Registrant)



Date:  September 10, 1996           By:/s/D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  September 10, 1996           By:/s/James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

Exhibit 10-N
                          Credit Agreement

                               among

                       Sanderson Farms, Inc.

                                and

                   Harris Trust and Savings Bank
                     Individually and as Agent

                                and

                       SunTrust Bank, Atlanta
                   Deposit Guaranty National Bank
        Caisse Nationale de Credit Agricole, Chicago Branch
                      Trustmark National Bank

                     Dated as of July 31, 1996

Table of Contents Sanderson Farms, Inc.Credit Agreement      Page

Section 1.         The Credits                                  1
Section 1.1.       The Revolving Credit                         1
Section 1.2.       The Revolving Notes                          3
Section 1.3.       The Term Loans and Term Notes                4
Section 1.4.       Interest Rates                               4
Section 1.5.       Manner of Borrowing and Rate Selection       5
Section 1.6.       Letters of Credit                            6
Section 1.7.       Reimbursement Obligation                     7
Section 1.8.       Participation in L/Cs                        8
Section 1.9.       Reductions and Reinstatements                8
Section 1.10.      Liability of Harris                          8
Section 1.11.      Reliance by Harris                           9
Section 1.12.      Notice of Default                            9
Section 1.13.      Indemnification                              9
Section 1.14.      Documents and Reports                        10
Section 1.15.      Amendments                                   10
Section 2.         Fees, Prepayments and Terminations           10
Section 2.1.       Commitment Fee                               10
Section 2.2.       Agent's Fee                                  11
Section 2.3.       Optional Prepayments                         11
Section 2.4.       Mandatory Prepayments                        11
Section 2.5.       Terminations                                 12
Section 3.         Place and Application of Payments            12
Section 4.         Definitions                                  13
Section 5.         Representations and Warranties               21
Section 5.1.       Organization and Qualification               21
Section 5.2.       Financial Reports                            22
Section 5.3.       Litigation; Tax Returns; Approvals           22
Section 5.4.       Regulation U                                 22
Section 5.5.       No Default                                   23
Section 5.6.       ERISA                                        23
Section 5.7.       Environmental Law                            23
Section 5.8.       Security Interests and Indebtedness          24
Section 5.9.       Subsidiaries                                 24
Section 5.10.      Accurate Information                         24
Section 5.11.      Enforceability                               24
Section 6.         Conditions Precedent                         24
Section 6.1.       General                                      24
Section 6.2.       Initial Extension of Credit                  25
Section 6.3.       Each Extension of Credit                     25
Section 6.4.       Legal Matters                                26
Section 6.5.       Closing Fee                                  26
Section 7.         Covenants                                    26
Section 7.1.       Maintenance of Property                      27
Section 7.2.       Taxes                                        27
Section 7.3.       Maintenance of Insurance                     27
Section 7.4.       Financial Reports                            27
Section 7.5.       Inspection                                   28
Section 7.6.       Consolidation and Merger                     28
Section 7.7.       Transactions with Affiliates                 28
Section 7.8.       Consolidated Net Working Capital             29
Section 7.9.       Consolidated Tangible Net Worth              29
Section 7.10.      Consolidated Indebtedness for
                    Borrowed Money to Total Capitalization      29
Section 7.11.      Consolidated Current Ratio                   30
Section 7.12.      Capital Expenditures                         30
Section 7.13.      Liens                                        30
Section 7.14.      Investments, Loans, Advances and
                    Acquisitions                                32
Section 7.15.      Sale of Tangible Fixed Assets                33
Section 7.16.      Notice of Suit or Adverse Change
                    in Business or Default                      33
Section 7.17.      ERISA                                        34
Section 7.18.      Use of Proceeds                              34
Section 7.19.      Compliance with Laws, etc                    34
Section 7.20.      Environmental Covenant                       34
Section 7.21.      Material Subsidiaries                        34
Section 8.         Events of Default and Remedies               35
Section 8.1.       Definitions                                  35
Section 8.2.       Remedies for Non-Bankruptcy Defaults         36
Section 8.3.       Remedies for Bankruptcy Defaults             37
Section 8.4.       Additional Remedies                          37
Section 9.         Change in Circumstances Regarding
                   Eurodollar Loans and Eurodollar Portions     37
Section 9.1.       Change of Law                                37
Section 9.2.       Unavailability of Deposits or Inability
                   to Ascertain the Adjusted Eurodollar Rate    38
Section 9.3.       Taxes, Increased Costs and Reduced Return    38
Section 9.4.       Funding Indemnity                            40
Section 9.5.       Lending Branch                               40
Section 9.6.       Discretion of Bank as to Manner
                   of Funding                                   40
Section 10.        The Agent                                    41
Section 10.1.      Appointment and Powers                       41
Section 10.2.      Powers                                       41
Section 10.3.      General Immunity                             41
Section 10.4.      No Responsibility for Loans, Recitals,
                    etc                                         41
Section 10.5.      Right to Indemnity                           41
Section 10.6.      Action Upon Instructions of Banks            41
Section 10.7.      Employment of Agents and Counsel             42
Section 10.8.      Reliance on Documents; Counsel               42
Section 10.9.      May Treat Payee as Owner                     42
Section 10.10.     Agent's Reimbursement                        42
Section 10.11.     Rights as a Lender                           42
Section 10.12.     Bank Credit Decision                         42
Section 10.13.     Resignation of Agent                         43
Section 10.14.     Duration of Agency                           43
Section 10.15.     Removal of Agent                             43
Section 11.        Miscellaneous                                43
Section 11.1.      Amendments and Waivers                       43
Section 11.2.      Waiver of Rights                             44
Section 11.3.      Several Obligations                          44
Section 11.4.      Non-Business Day                             44
Section 11.5.      Survival of Indemnities                      45
Section 11.6.      Documentary Taxes                            45
Section 11.7.      Representations                              45
Section 11.8.      Notices                                      45
Section 11.9.      Costs and Expenses; Environmental
                    Indemnity                                   45
Section 11.10.     Counterparts                                 46
Section 11.11.     Successors and Assigns; Governing Law;
                   Entire Agreement                             47
Section 11.12.     No Joint Venture                             47
Section 11.13.     Severability                                 47
Section 11.14.     Table of Contents and Headings               47
Section 11.15.     Sharing of Payments                          47
Section 11.16.     Participants and Note Assignees              47
Section 11.17.     Assignment of Commitments by Banks           48
Section 11.18.     Confidentiality                              49

Signature Page                                                  50
Exhibit A          Revolving Credit Note
Exhibit B          Term Loan Note
     Exhibit C     Letter of Credit Agreement
     Exhibit D     Guaranty Agreement
     Exhibit E     Compliance Certificate
     Exhibit F     Environmental Disclosure
     Exhibit G     Schedule of Subsidiaries

Sanderson Farms, Inc.Credit Agreement

     Harris Trust and Savings Bank
     Chicago, Illinois

     SunTrust Bank, Atlanta
     Atlanta, Georgia

     Deposit Guaranty National Bank
     Jackson, Mississippi

     Caisse Nationale de Credit Agricole, Chicago Branch
     Chicago, Illinois

     Trustmark National Bank
     Jackson, Mississippi

     Ladies and Gentlemen:

     The undersigned, Sanderson Farms, Inc., a Mississippi corporation (the "Company"), applies to you for your several commitments, subject to all the terms and conditions hereof and on the basis of the representations and warranties hereinafter set forth, to make a revolving credit (the "Revolving Credit") available to the Company, with the option on the part of the Company to convert all or any part of such Revolving Credit into a term credit (the "Term Credit"), all as more fully hereinafter set forth. Each of you is hereinafter referred to individually as "Bank" and collectively as "Banks." Harris Trust and Savings Bank in its individual capacity is sometimes referred to herein as "Harris," and in its capacity as Agent for the Banks is hereinafter in such capacity called the "Agent.".

c.Section 1.  The Credits;.

  .c2.Section 1.1. The Revolving Credit;. (a) Subject to all of the terms and conditions hereof, the Banks agree, severally and not jointly, to extend a Revolving Credit to the Company which may be utilized by the Company in the form of loans (individually a "Revolving Credit Loan" and collectively the "Revolving Credit Loans") and L/Cs (as hereinafter defined). The aggregate principal amount of all Revolving Credit Loans under the Revolving Credit at any time outstanding plus the maximum amount available to be drawn under all L/Cs (other than the Bond Letter of Credit) outstanding from time to time shall not exceed the sum of the Banks' Revolving Credit Commitments (as hereinafter defined) in effect from time to time during the term of this Agreement. The Revolving Credit shall be available to the Company, and may be availed of by the Company from time to time, be repaid and used again, during the period from the date hereof to and including July 31, 1999 (the "Revolving Credit Termination Date").

         (b) At any time not earlier than March 31, 1997 and not later than May 31, 1997 (such period and each such period in the first or second calendar year before the calendar year in which the Revolving Credit Termination Date then in effect is to occur are referred to as an "Extension Request Period"), the Company may request that the Banks extend the then scheduled Revolving Credit Termination Date to the date one year from such Revolving Credit Termination Date and make any changes in the terms and conditions of the Loan Documents desired by the Company. Pursuant to any such request and no later than the July 15 immediately following such Extension Request Period the Banks may propose, by written notice to the Company, an extension of this Agreement to such later date on such terms and conditions as the Banks may then require. If the extension of this Agreement to such later date is acceptable to the Company on the terms and conditions proposed by the Banks, the Company shall notify the Banks of its acceptance or rejection no later than the July 31 immediately following such July 15, and upon the Company's acceptance of such terms and conditions such later date will become the Revolving Credit Termination Date hereunder and this Agreement shall otherwise be amended in the manner described in the Banks' notice proposing the extension of this Agreement upon the Agent's receipt of (i) resolutions of the Company's Board of Directors authorizing such extension and (ii) an opinion of counsel to the Company in form and substance acceptable to the Banks. The Company may request a further extension of the Revolving Credit Termination Date during each subsequent Extension Request Period and pursuant to any such requests the Banks may further offer to extend the Revolving Credit Termination Date by July 15 preceding any such later scheduled Revolving Credit Termination Date in the same manner as set forth above for the initial Revolving Credit Termination Date.

         (c) The respective maximum aggregate principal amounts of the Revolving Credit at any one time outstanding and the percentage of the Revolving Credit available at any time which each Bank by its acceptance hereof severally agrees to make available to the Company are as follows (collectively, the "Revolving Credit Commitments" and individually, a "Revolving Credit Commitment"):

Harris Trust and Savings Bank    $35,000,000           28%
SunTrust Bank, Atlanta           $32,000,000  25.60000000%
Deposit Guaranty National Bank   $20,000,000           16%
Caisse Nationale de Credit Agricole,
 Chicago Branch                  $20,000,000           16%
Trustmark National Bank          $18,000,000  14.40000000%
   Total                        $125,000,000          100%

         (d) Loans under the Revolving Credit may be Eurodollar Loans or Domestic Rate Loans. All Revolving Credit Loans shall be made from each Bank in proportion to its respective Revolving Credit Commitment as set forth above. Each Domestic Rate Loan shall be in an amount not less than $1,000,000 or such greater amount which is an integral multiple of $100,000 and each Eurodollar Loan shall be in an amount not less than $3,000,000 or such greater amount which is an integral multiple of $500,000.
         (e) Notwithstanding anything herein to the contrary, if any Eurodollar Loans made by any of the Existing Lenders under the Existing Agreement are outstanding on the effective date of this Agreement, such Eurodollar Loans shall continue to be attributed to each Existing Lender that is a Bank hereunder as though such Eurodollar Loan had been made under this Agreement and the Applicable Eurodollar Margin (as defined in the Existing Agreement) applicable thereto shall continue to be the Applicable Eurodollar Margin for such Eurodollar Loans hereunder. Upon the expiration of the Interest Periods applicable to such Eurodollar Loans, any extensions or renewals of such Eurodollar Loans shall be made ratably in accordance with each Bank's Revolving Credit Commitment under this Agreement.
         (f) The Company and the Existing Lenders hereby agree that the proceeds of the initial Loans hereunder shall be applied to the payment in full (subject to the provisions of paragraph (e) of this Section 1.1) of all the Company's indebtedness, obligations and liabilities to the Existing Lenders under the Existing Agreement. Upon such payment, the Existing Agreement shall terminate except to the extent certain provisions thereof survive termination in accordance with their terms.

  .c2.Section 1.2. The Revolving Notes;. All Revolving Credit Loans made by each Bank under its Revolving Credit Commitment shall be evidenced by a single Revolving Credit Note of the Company substantially in the form of Exhibit A hereto (individually, a "Revolving Note" and together, the "Revolving Notes") payable to the order of such Bank in the principal amount of such Revolving Credit Commitment, but the aggregate principal amount of indebtedness evidenced by such Revolving Note at any time shall be, and the same is to be determined by, the aggregate principal amount of all Revolving Credit Loans made by such Bank to the Company pursuant hereto on or prior to the date of determination less the aggregate amount of principal repayments on such Revolving Credit Loans received by or on behalf of such Bank on or prior to such date of determination. Each Revolving Note shall be dated as of the execution date of this Agreement, shall be delivered concurrently herewith, and shall be expressed to mature on the Revolving Credit Termination Date and to bear interest as provided in Section 1.4 hereof. Each Bank shall record on its books or records or on a schedule to its Revolving Note the amount of each Revolving Credit Loan made by it hereunder, whether each Revolving Credit Loan is a Domestic Rate Loan or Eurodollar Loan, and, with respect to Eurodollar Loans, the interest rate and Interest Period applicable thereto, and all payments of principal and interest and the principal balance from time to time outstanding, provided that prior to any transfer or assignment of such Revolving Note all such amounts shall be recorded on the schedule to such Revolving Note. The record thereof, whether shown on such books or records or on the schedule to the Revolving Note, shall be prima facie evidence as to all such amounts; provided, however, that the failure of any Bank to record, or any mistake in recording, any of the foregoing shall not limit or otherwise affect the obligation of the Company to repay all Revolving Credit Loans made hereunder together with accrued interest thereon.

  .c2.Section 1.3. The Term Loans and Term Notes;. On or prior to the Revolving Credit Termination Date, the Company shall have the privilege, subject to the terms and conditions of this Agreement, of converting all or any part (but, if in part, in an aggregate amount not less than $10,000,000 or such greater amount which is an integral multiple of $1,000,000) of the aggregate of the Revolving Credit Commitments (exclusive of the maximum amount available to be drawn under L/Cs that would be outstanding on the effective date of such conversion) and outstanding Revolving Credit Loans into term loans from each of the Banks (individually a "Term Loan" and collectively the "Term Loans"), subject to Section 9.4 if any Eurodollar Loans are then outstanding and would be prepaid by virtue of such conversion. The Term Loans will be payable in eight equal semiannual installments of principal each in an amount equal to 12.5% of the original principal amount of the Term Loans, which shall be due and payable on each date (each a "Term Loan Amortization Date") occurring every six months after the date (the "Conversion Date") on which the Revolving Credit Loans and Revolving Credit Commitments are converted into the Term Loans until the Term Loans are finally paid, except that the final payment of both principal and interest, if not sooner paid, shall be due on the date which is four years after the Conversion Date (the "Term Loan Maturity Date"). The conversion of the Revolving Credit Commitment and Loans into Term Loans shall thereupon terminate each Bank's Revolving Credit Commitments (including the Company's ability to obtain L/Cs under this Agreement) in whole and the Company shall pay or prepay, as the case may be, on the Conversion Date the unpaid principal amount of any Revolving Credit Loans then outstanding which are not converted into the Term Loans, as well as all unpaid interest on the Revolving Notes accrued to and including the Conversion Date and any other amounts due by the Company and invoiced under this Agreement. Portions of the outstanding principal amount of the Term Loans (all of the principal indebtedness under the Term Loans bearing interest at the same rate for the same period of time being hereinafter referred to as a "Portion") may, at the Company's option, bear interest with reference to the Domestic Rate (the "Domestic Rate Portions") or the Adjusted Eurodollar Rate (the "Eurodollar Portions"), and Portions may be converted from time to time from one basis to another. Each Term Loan made by each Bank shall be evidenced by the promissory note of the Company substantially in the form of Exhibit B hereto with appropriate insertions (individually, a "Term Note" and together, the "Term Notes"), such Notes to be payable to the order of each Bank in the principal amount of its Term Loan, to be dated the date of conversion, and to bear interest as specified in Section 1.4 hereof.

  .c2.Section 1.4.  Interest Rates;.  (a) Domestic Rate.  Each Domestic
Rate Loan and Domestic Rate Portion shall bear interest (computed on the basis of a year of 365 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan or Portion is made until maturity (whether by acceleration, upon prepayment or otherwise) at a rate per annum equal to the sum of the Applicable Domestic Rate Margin plus the Domestic Rate from time to time in effect, payable quarterly in arrears on the last day of each calendar quarter, commencing on September 30, 1996 and at maturity (whether by acceleration, upon prepayment or otherwise).

         (b)  Eurodollar Rate.  Each Eurodollar Loan and Eurodollar
Portion shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan or Portion is made or created until the last day of the Interest Period applicable thereto or, if earlier, until maturity (whether by acceleration or otherwise) at a rate per annum equal to the sum of the Applicable Eurodollar Margin plus the Adjusted Eurodollar Rate, payable on the last day of each Interest Period applicable thereto and at maturity (whether by acceleration or otherwise) and, with respect to any Eurodollar Loan and Eurodollar Portion with an Interest Period in excess of three months, on the date occurring every date which is three months after the date such Loan or Portion is made or created; provided that if on the last day of the Interest Period applicable to any Eurodollar Loan or Eurodollar Portion the Company does not pay such Loan or Portion, such Loan or Portion shall automatically become a Domestic Rate Loan or Domestic Rate Portion, as appropriate, as of the day immediately following the last day of the Interest Period applicable thereto.

         (c) Default Rate. During the existence of any Event of Default, all Loans and Reimbursement Obligations outstanding hereunder shall bear interest (computed on the basis of a year of 365 days and actual days elapsed) payable on demand, at a rate per annum equal to:

              (i)  with respect to any Domestic Rate Loan or Domestic
Rate Portion, the sum of 1.5% plus the Applicable Domestic Rate Margin plus the Domestic Rate from time to time in effect; and

             (ii) with respect to any Eurodollar Loan or Eurodollar Portion, the sum of 1.5% plus the rate of interest in effect thereon at the time of such default until the end of the Interest Period then applicable thereto, and, thereafter, at a rate per annum equal to the sum of 1.5% plus the Applicable Domestic Rate Margin plus the Domestic Rate from time to time in effect.

  .c2.Section 1.5. Manner of Borrowing and Rate Selection;. (a) Except as otherwise provided in the first paragraph of Section 1.4(b) hereof and in
Section 1.7 hereof, the Company shall give telephonic, telex or telecopy notice to the Agent (which notice, if telephonic, shall be promptly confirmed in writing) no later than (i) 11:00 a.m. (Chicago time) on the date the Banks are requested to make (x) each Domestic Rate Loan under the Revolving Credit or Domestic Rate Portion and (y) the conversion of any Domestic Rate Loan or Eurodollar Loan into a Domestic Rate Portion and (ii) 11:00 a.m. (Chicago time) on the date at least three (3) Banking Days prior to the date of (x) each Eurodollar Loan under the Revolving Credit or Eurodollar Portion which the Banks are requested to make and (y) the conversion of any Domestic Rate Loan or Eurodollar Loan into a Eurodollar Portion. Each such notice shall specify the date of the Loan or Portion requested (which shall be a Business Day in the case of Domestic Rate Loans and Domestic Rate Portions and a Banking Day in the case of a Eurodollar Loan or Eurodollar Portion), the amount of such Loan or Portion or the amount to be converted, as the case may be, whether the Loan or Portion is to be made available by means of a Domestic Rate Loan, Eurodollar Loan, Domestic Rate Portion or Eurodollar Portion and, with respect to Eurodollar Loans and Eurodollar Portions, the Interest Period applicable thereto; provided, that in no event shall the principal amount of any requested Revolving Credit Loan plus the aggregate principal amount of all Revolving Credit Loans outstanding hereunder exceed the amounts specified in
Section 1.1(c) hereof. The Company agrees that the Agent may rely on any such telephonic, telex or telecopy notice given by any person who the Agent reasonably believes is the chief executive officer, the chief accounting officer, the chief financial officer or the corporate cashier of the Company without the necessity of independent investigation and in the event any notice by such means conflicts with the written confirmation, such notice shall govern if any Bank has acted in good faith reliance thereon. The Agent shall, on the day any such notice is received by it, give prompt telephonic, telex or telecopy (if telephonic, to be confirmed in writing within one Business Day) notice of the receipt of notice from the Company hereunder to each of the Banks, and, if such notice requests the Banks to make or effect by conversion any Eurodollar Loans or Eurodollar Portion, the Agent shall confirm to the Company by telephonic, telex or telecopy means, which confirmation shall be conclusive and binding on the Company in the absence of manifest error, the Interest Period and the interest rate applicable thereto promptly after such rate is determined by the Agent.

         (b) Subject to the provisions of Section 6 hereof, the proceeds of each Loan shall be made available to the Company at the principal office of the Agent in Chicago, Illinois, in immediately available funds, on the date such Loan is requested to be made by crediting the Company's general operating account maintained with the Agent in Chicago, Illinois. Not later than 3:00 p.m. Chicago time, on the date specified for any Loan to be made hereunder, each Bank shall make its portion of such Loan available to the Company in immediately available funds at the principal office of the Agent.

         (c) Unless the Agent shall have been notified by a Bank prior to the date of a Loan to be made by such Bank (which notice shall be effective upon receipt) that such Bank does not intend to make the proceeds of such Loan available to the Agent, the Agent may assume that such Bank has made such proceeds available to the Agent on such date and the Agent may in reliance upon such assumption (but shall not be required to) make available to the Company a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to receive such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand, to recover such amount, together with interest thereon at the rate otherwise applicable thereto under Section 1.4 hereof, from the Company) together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Company and ending on the date the Agent recovers such amount, at a rate per annum equal to the effective rate charged to the Agent for overnight Federal funds transactions with member banks of the Federal Reserve System for each day, as determined by the Agent (or, in the case of a day which is not a Business Day, then for the preceding Business Day) (the "Fed Funds Rate"). Nothing in this Section 1.5(c) shall be deemed to permit any Bank to breach its obligations to make Loans under the Revolving Credit or to limit the Company's claims against any Bank for such breach.

  .c2.Section 1.6. Letters of Credit;. Subject to all the terms and conditions hereof, satisfaction of all conditions precedent to borrowing under this Agreement and so long as no Potential Default or Event of Default is in existence, at the Company's request Harris shall issue, at any time before the first to occur of the Conversion Date and the Revolving Credit Termination Date, letters of credit (including, without limitation, the Bond Letter of Credit) (an "L/C" and collectively the "L/Cs") for the account of the Company subject to availability under the Revolving Credit, and the Banks hereby agree to participate therein as more fully described in Section 1.8 hereof. Each L/C (other than the Bond Letter of Credit) shall be issued pursuant to an application for letter of credit (collectively the "L/C Agreements" and individually an "L/C Agreement") in the form of Exhibit C hereto, shall conform to the general requirements of the Bank for the issuance of letters of credit as to form and substance, shall be in U.S. Dollars and shall be a letter of credit which Harris may lawfully issue. The Bond Letter of Credit shall be issued pursuant to the Reimbursement Agreement. The L/Cs shall consist of standby and documentary trade letters of credit in an aggregate face amount not to exceed the sum of (i) $5,000,000 plus (ii) the face amount of the Bond Letter of Credit. Each L/C (other than the Bond Letter of Credit) shall have an expiry date not more than 360 days from the date of issuance thereof (but in no event later than the Revolving Credit Termination Date). The Bond Letter of Credit shall have an expiry date not later than the Revolving Credit Termination Date. The amount available to be drawn under each L/C (other than the Bond Letter of Credit) issued and outstanding pursuant hereto shall be deducted from the credit otherwise available under the Revolving Credit but shall not reduce the Revolving Credit Commitments of the Banks hereunder. In consideration of the issuance of L/Cs the Company agrees to pay Harris a commission fee in the amount of one percent (1.0%) per annum (computed on the basis of a 360 day year and actual days elapsed) of the face amount of each standby L/C (other than the Bond Letter of Credit) issued hereunder, payable on the date of issuance of each such standby L/C hereunder (other than the Bond Letter of Credit) and on the date of each extension, if any, of the expiry date of each such standby L/C (other than the Bond Letter of Credit) and one-quarter of one percent (0.25%) per annum (computed as aforesaid) of the face amount of each trade letter of credit issued hereunder, payable upon negotiation thereof. In addition, the Company shall pay to Harris for its own account Harris' standard charges for letters of credit with respect to each L/C (other than the Bond Letter of Credit). Fees with respect to the Bond Letter of Credit shall be payable in accordance with the terms of the Reimbursement Agreement.

  .c2.Section 1.7. Reimbursement Obligation;. The Company is obligated, and hereby unconditionally agrees, to pay in immediately available funds to the Agent for the account of Harris and the Banks who are participating in L/Cs pursuant to Section 1.8 hereof the face amount of each draft drawn, presented and paid by Harris under the terms of an L/C issued by Harris hereunder (the obligation of the Company under this Section 1.7 with respect to any L/C is a "Reimbursement Obligation"). If at any time the Company fails to pay any Reimbursement Obligation when due, the Company shall be deemed to have automatically requested a Domestic Rate Loan from the Banks hereunder, as of the maturity date of such Reimbursement Obligation, the proceeds of which Loan shall be used to repay such Reimbursement Obligation. Such Loan shall only be made if the conditions precedent contained in Section
6.3 hereof are satisfied or, if they are not satisfied, upon approval by all of the Banks, and shall be subject to availability under the Revolving Credit. If such Loan is not made by the Banks for any reason, the unpaid amount of such Reimbursement Obligation shall be due and payable to the Agent for the pro rata benefit of the Banks upon demand and shall bear interest at the rate of interest specified in Section 1.4(c)(i) hereof.

  .c2.Section 1.8. Participation in L/Cs;. Each of the Banks will acquire a risk participation in each L/C upon the issuance thereof, ratably in accordance with its percentage of the total Banks' Revolving Credit Commitments set forth in Section 1.1 hereof (its "Commitment Percentage"). In the event any Reimbursement Obligation is not immediately paid by the Company pursuant to Section 1.7 hereof, each Bank will pay to Harris funds in an amount equal to such Bank's pro rata share of such Reimbursement Obligation (based upon its Commitment Percentage). At the election of all of the Banks, such funding by the Banks of the unpaid Reimbursement Obligations shall be treated as additional Revolving Credit Loans to the Company hereunder rather than a purchase of participations by the Banks in the related L/C held by Harris. The obligation of the Banks to Harris under this Section 1.8 shall be absolute and unconditional and shall not be affected or impaired by any Event of Default or Potential Default which may then be continuing hereunder.
Harris shall notify each Bank by telephone of its proportionate share relative to its Commitment Percentage of such unpaid Reimbursement Obligation. If such notice has been given to each Bank by 12:00 Noon, Chicago time, each Bank agrees to pay Harris in immediately available and freely transferable funds on the same Business Day its Commitment Percentage of such Reimbursement Obligation. Funds shall be so made available at the account designated by Harris in such notice to the Banks. Upon the election by the Banks to treat such funding as additional Revolving Credit Loans hereunder and payment by each Bank, such Loans shall bear interest in accordance with Section 1.4(a) hereof. Harris shall share with each Bank on a pro rata basis relative to its Commitment Percentage a portion of each payment of a Reimbursement Obligation (whether of principal or interest) and any L/C commission fee payable by the Company. Any such amount shall be promptly remitted to the Banks when and as received by Harris from the Company.

  .c2.Section 1.9.  Reductions and Reinstatements;.  The Company and the
Banks recognize, acknowledge and agree that (i) the Bond Letter of Credit provides for automatic reductions and reinstatements as set forth in the provisions of such Bond Letter of Credit, and (ii) the Bond Letter of Credit provides for the beneficiary thereof to reduce from time to time the amounts available to be drawn thereon. Each Bank acknowledges that, because the interest component of the Bond Letter of Credit may be reinstated at a time when the Company has not reimbursed the Banks in full for an interest drawing under the Bond Letter of Credit, the total may exceed the total amount of L/Cs that may be issued pursuant to Section 1.6 hereof and each Bank agrees to pay Harris its pro rata share of any drawing under the Bond Letter of Credit notwithstanding that any such payment may result in the aggregate principal amount owing such Bank hereunder exceeding the Revolving Credit Commitment of such Bank.

 .c2.Section 1.10.  Liability of Harris;.  None of the Harris-Related
Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with the Reimbursement Agreement or any Bond Document (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Banks for any recital, statement, representation or warranty made by the Company, the Subsidiary Guarantors or any Affiliate of the Company or the Subsidiary Guarantors, or any officer thereof, contained in the Reimbursement Agreement or any Bond Document, or in any certificate, report, statement or other document referred to or provided for in, or received by Harris under or in connection with, the Reimbursement Agreement or any Bond Document, or for the validity, effectiveness, genuineness, enforceability or sufficiency of the Reimbursement Agreement or any Bond Document, or for any failure of the Company or any other party to the Reimbursement Agreement or any Bond Document to perform its obligations thereunder (other than for the gross negligence or willful misconduct of Harris). No Harris-Related Person shall be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, the Reimbursement Agreement or any Bond Document, or to inspect the properties, books or records of the Company, the Subsidiary Guarantors or any of their respective Affiliates.

 .c2.Section 1.11. Reliance by Harris;. Harris shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Company). Harris shall be fully justified in failing or refusing to take any action under the Reimbursement Agreement or any Bond Document which would otherwise require the consent of the Required Banks or all of the Banks unless it shall first receive such advice or concurrence of the Required Banks (or, if required by this Agreement, all Banks) as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. Harris shall in all cases be fully protected in acting, or in refraining from acting, under the Reimbursement Agreement or any Bond Document in accordance with a request or consent of the Required Banks (or, if required by this Agreement, all Banks) and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Banks.

 .c2.Section 1.12. Notice of Default;. Harris shall not be deemed to have knowledge or notice of the occurrence of any Potential Default or Event of Default under Section 8.1(1) hereof, unless Harris shall have received written notice from the Company or any other party to a Bond Document. Harris shall take such action with respect to such Potential Default or Event of Default under the Reimbursement Agreement and the Bond Documents as shall be required pursuant to Section 8 hereof; provided that unless and until Harris shall have received direction under Section 8, Harris may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Potential Default or Event of Default as it shall deem advisable and in the best interest of the Banks, except any action resulting in the acceleration or redemption of any Bonds.

 .c2.Section 1.13. Indemnification;. The Banks shall indemnify upon demand the Harris-Related Persons (to the extent not reimbursed by or on behalf of the Company and without limiting the obligation of the Company to do
so), ratably according to such Bank's Revolving Credit Commitment from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements of any kind whatsoever which may at any time (including at any time following the termination of the Bond Letter of Credit) be imposed on, incurred by or asserted against any such Person and which are in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein or the transactions contemplated hereby or thereby or any action taken or omitted by any such Person under or in connection with any of the foregoing; provided that no Bank shall be liable for the payment to the Harris-Related Persons of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from such Person's gross negligence or willful misconduct or for the fees and expenses of counsel in connection with the preparation, execution, delivery, administration, or modification of the Reimbursement Agreement or any Bond Document or any amendments thereto. The obligation of the Banks in this Section shall survive the payment of all amounts owing by the Company hereunder.

 .c2.Section 1.14. Documents and Reports;. Harris agrees to deliver to the Banks promptly upon receipt thereof copies of all documents and reports delivered to Harris pursuant to the Reimbursement Agreement or any Bond Document.

 .c2.Section 1.15. Amendments;. Harris may enter into any amendment or modification of, or may waive compliance with the terms of any Bond Document (other than an Indenture) without the consent of any Bank; provided (a) that without the consent of the Required Banks, Harris shall not execute any instrument agreeing to any amendment or modification of, or waiver of compliance with the Reimbursement Agreement or any Bond Document, which would waive any "Event of Default" arising under the Reimbursement Agreement or any Bond Document, and (b) without the consent of all of the Banks, Harris shall not execute any instrument agreeing to any amendment or modification of, or waiver of compliance with the Reimbursement Agreement or any Bond Document,
(i) which would (A) reduce the principal of, or interest on, any Reimbursement Obligation, (B) postpone the due date for any payment of principal of, or interest on, any Reimbursement Obligation, (C) extend the stated expiration date of the Bond Letter of Credit, (D) increase in any material manner (in the reasonable opinion of Harris) the obligations of the Banks, or (E) release or otherwise adversely affect the interests of the Banks in any collateral granted under the Reimbursement Agreement or any Bond Document, or (ii) after the occurrence of a Potential Default or Event of Default.

 .c.Section 2.     Fees, Prepayments and Terminations;.

  .c2.Section 2.1. Commitment Fee;. For the period from the date hereof to and including the Revolving Credit Termination Date or such earlier date on which the Revolving Credit is terminated in whole pursuant to Section
2.5 hereof, the Company shall pay to the Agent for the account of the Banks a commitment fee with respect to the Revolving Credit at the rate equal to the Applicable Commitment Fee Margin in effect as of the time such fee is payable on the aggregate unused amount of the Banks' Revolving Credit Commitments hereunder in effect from time to time, all such fees to be payable quarterly in arrears on the last day of each calendar quarter (commencing on September 30, 1996), unless the Revolving Credit is terminated in whole pursuant to Section 2.5 hereof on an earlier date, in which event the commitment fee for the final period shall be paid on the date of such earlier termination in whole, and all such fees to be computed on the basis of a year of 365 days for the actual number of days elapsed.

  .c2.Section 2.2. Agent's Fee;. The Company shall pay to and for the sole account of the Agent fees in an amount and payable at such times as the Company and the Agent may agree upon in writing, including without limitation the fees provided for in the letter agreement dated as of July 29, 1992, from the Company to Harris with all references therein to the Credit Agreement dated as of July 29, 1992 being deemed references to this Agreement and all references therein to "Agent" being deemed references to the Agent hereunder. Such fee payments shall be in addition to any fees and charges the Agent may be entitled to receive under Section 10 hereunder or under the other Loan Documents.

  .c2.Section 2.3. Optional Prepayments;. (a) The Company shall have the privilege of prepaying without premium or penalty and in whole or in part (but if in part, then in a minimum principal amount of $1,000,000 or such greater amount which is an integral multiple of $100,000) any Domestic Rate Loan or Domestic Rate Portion at any time upon prior telex or telephonic notice to the Agent on or before 12:00 noon on the same Business Day. All prepayments of Domestic Rate Portions of the Term Loans shall be applied in the inverse order of maturities of the principal installments thereof.

         (b) The Company may prepay any Eurodollar Loan or Eurodollar Portion, subject to Section 9.4 hereof, which prepayment may be made in whole or in part (but, if in part, then in an amount not less than $3,000,000 or such greater amount which is an integral multiple of $500,000) upon three Banking Days' prior notice to the Agent (which notice shall be irrevocable once given, must be received by the Agent no later than 11:00 a.m., Chicago time on the third Banking Day preceding the date of such prepayment and shall specify the principal amount to be prepaid); provided, however, that after giving effect to any such prepayment the outstanding principal amount of any such Eurodollar Loan or Eurodollar Portion prepaid in part shall not be less than $3,000,000. Any such prepayment shall be effected by payment of the principal amount to be prepaid and accrued interest thereon to the prepayment date, plus any amount certified by any Bank to be payable under Section 9.4 hereof with respect to such prepayment. All prepayments of Eurodollar Portions of the Term Loans shall be applied in the inverse order of maturities of the principal installments thereof.

         (c) Any amount prepaid under the Revolving Credit may, subject to the terms and conditions of this Agreement, be borrowed, repaid and borrowed again. Any amount of the Term Loans which is prepaid may not be reborrowed.

  .c2.Section 2.4. Mandatory Prepayments;. The Company shall not permit the sum of the principal amount of all Revolving Credit Loans, L/Cs and unpaid Reimbursement Obligations at any time outstanding to exceed the Banks' Revolving Credit Commitments. The Company will make such payments on any outstanding Loans which are necessary to cure any such excess within 2 Business Days after written notice from any Bank of the occurrence thereof without any further notice or demand from the Agent or any of the Banks, all of which are expressly waived by the Company. Any amount repaid under the Revolving Credit may, subject to the terms and conditions of this Agreement, be borrowed, repaid and borrowed again. Any amount of the Term Loans which is repaid may not be reborrowed.

  .c2.Section 2.5. Terminations;. (a) The Company shall have the right at any time upon 10 Business Days' prior written notice to the Banks to terminate the Revolving Credit without penalty in whole and the right upon 10 Business Days' prior written notice to the Banks to terminate the Revolving Credit without penalty in part (but only in a minimum principal amount of $5,000,000 or such greater amount which is an integral multiple of $1,000,000) on any Anniversary Date; provided, however, that the Company may not terminate any portion of the Revolving Credit which represents outstanding Loans, L/Cs or Reimbursement Obligations.

         (b) The Banks shall have the right, at any time within 30 days of the receipt of written notice from the Company of its intent to incur Long Term Indebtedness for Borrowed Money, to reduce their Revolving Credit Commitments effective upon the Company or any Subsidiary entering into any agreement under which they incur or may incur Long Term Indebtedness for Borrowed Money, with such reduction to be in the amount of the aggregate maximum principal amount of credit extended or available under such agreement, provided, however that the Banks may not reduce their Revolving Credit Commitments in the event of (i) a $4,500,000 credit extended, arranged or facilitated by the Mississippi Department of Economic and Community Development (the "DECD") or any replacement Long Term Indebtedness for Borrowed Money in an aggregate principal amount not exceeding the principal amount of the original credit extended, arranged or facilitated by the DECD, in each case which is to be used for site acquisition and infrastructure improvements in connection with facilities of the Company or any Subsidiary, and any extension or renewal of any thereof (the "DECD Financing"), or (ii) the Company's 7.49% Senior Notes due February 1, 2003 in the aggregate principal amount of $20,000,000 and any extension or renewal thereof (the "Long Term Facility"). The Company shall give no less than 30 days' prior notice to the Banks of the closing of each long term credit agreement other than the DECD Financing and the Long Term Facility.

 .c.Section 3.     Place and Application of Payments;.
All payments of principal and interest made by the Company in respect of the Notes, Reimbursement Obligations and all fees payable by the Company hereunder, shall be made to the Agent at its office at 111 West Monroe Street, Chicago, Illinois, 60690 and in immediately available funds, prior to 12:00 noon on the date of such payment. Any payments received after 12:00 noon Chicago time (or after such later time as the Banks may otherwise direct) shall be deemed received upon the following Business Day. The Agent shall remit to each Bank its proportionate share of each payment of principal, interest and fees, received by the Agent, on the same Business Day on which such payment is received before 12:00 noon, Chicago time, or is deemed to have been received by the Agent. In the event the Agent does not remit any amount to any Bank when required by the preceding sentence, the Agent shall pay to such Bank interest on such amount until paid at a rate per annum equal to the Fed Funds Rate. The Company hereby authorizes the Agent to automatically debit its general operating account with Harris for any principal, interest and fees when due under the Notes or this Agreement and to transfer the amount so debited from such account to the Agent for application as herein provided, but the Agent shall give prompt telephonic notice thereof to the Company.

 .c.Section 4.     Definitions;.
The terms hereinafter set forth when used herein shall have the following meanings:

"Adjusted Eurodollar Rate" means a rate per annum determined pursuant to the following formula:

Adjusted Eurodollar Rate     =                    Eurodollar Rate
                                                 100% - Reserve Percentage

"Affiliate" shall mean any person, company or business entity under common control or having shareholders owning at least ten percent (10%) of each thereof, whether such common control be direct or indirect. All of the Company's officers, shareholders who own, directly or indirectly, more than 5% of the shares of the Company, directors, joint ventures, Subsidiaries and partners shall be deemed to be the Company's Affiliates for purposes of this Agreement.

"Agent" is defined in the first paragraph of this Agreement.

"Agreement" shall mean this Credit Agreement as supplemented and amended from time to time.

"Anniversary Date" shall mean July 31 in each calendar year during the term of this Agreement.

"Applicable Domestic Rate Margin" means zero with respect to any Domestic Rate Loan under the Revolving Credit and one-quarter of one percent (0.25%) per annum with respect to Domestic Rate Portions of the Term Loans.

"Applicable Eurodollar Margin" with respect to Eurodollar Loans and Eurodollar Portions and "Applicable Commitment Fee Margin" with respect to the commitment fee payable under Section 2.1 hereof, shall each mean the rate specified for such obligation below in Levels I, II, III and IV for the range of Funded Debt Ratio specified for each Level:

                       Level I    Level II          Level III  Level IV

Funded Debt Ratio         <35   > 35% and <45%  > 45% and <55%    >55%
Revolving Credit
 Eurodollar Margin       .625%      .750%        1.000%           1.300%
Term Loan
 Eurodollar Margin       .875%     1.00%         1.25%            1.55%
Commitment Fee           .20%       .25%          .30%             .30%

Not later than ten (10) Business Days after receipt by the Banks of the Compliance Certificate called for by Section 7.4(c) hereof for the applicable fiscal quarter, the Agent shall determine the Funded Debt Ratio for the applicable period and shall promptly notify the Company of such determination and of any change in the Applicable Eurodollar Margin and Applicable Commitment Fee Margin (collectively, "Applicable Margins") resulting therefrom. Any such change in the Applicable Margins shall be effective as of the date the Agent so notifies the Company with respect to all Eurodollar Loans and Eurodollar Portions outstanding, and commitment fees payable, on such date, and such new Applicable Margins shall continue in effect until the effective date of the next quarterly redetermination in accordance with this Section. Each determination of the Funded Debt Ratio and Applicable Margins by the Agent in accordance with this Section shall be conclusive and binding on the Company absent manifest error. From the date hereof until the Applicable Margins are first adjusted pursuant hereto, the Applicable Margins shall be those set forth in Level II above.

"Bank" and "Banks" shall have the meanings specified in the first paragraph of this Agreement.

"Banking Day" shall mean a day on which banks are open for business in Nassau, Bahamas, London, England and Chicago, Illinois, other than a Saturday or Sunday, and dealing in United States Dollar deposits in London, England and Nassau, Bahamas.

"Bond Document" means the Indenture and any other document or instrument executed and delivered in connection with the issuance of the Bonds and any amendment or supplement thereto.

"Bond Letter of Credit" means the irrevocable letter of credit issued by Harris to secure the payment of the Bonds.

"Bonds" means the Robertson County Industrial Development Corporation Variable Rate Demand Industrial Development Revenue Bonds (Sanderson Farms, Inc. Project), Series 1995.

"Business Day" shall mean any day except Saturday or Sunday on which banks are open for business in Chicago, Illinois.

"Capitalized Lease" shall mean any lease or obligation for rentals which is required to be capitalized on a consolidated balance sheet of the Company and its Subsidiaries in accordance with generally accepted accounting principles.

"CERCLA" shall mean the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time.

"CERCLIS" shall mean the CERCLA data base created and maintained by the United States Environmental Protection Agency pursuant to CERCLA.

"Change in Law" shall have the meaning specified in Section 9.3 hereof.

"Commitment Percentage" shall have the meaning specified in Section 1.8 hereof.

"Company" shall have the meaning specified in the first paragraph of this Agreement.

"Consolidated Current Ratio" shall mean the ratio of the current assets of the Company and its Subsidiaries to the current liabilities of the Company and its Subsidiaries, all as determined and computed according to generally accepted accounting principles (as defined herein) consistently applied; provided, however, that the current portion of Consolidated Deferred Income Taxes and the current portion of all Loans and Reimbursement Obligations outstanding under this Agreement shall be excluded from the determination of the current liabilities of the Company and its Subsidiaries.

"Consolidated Deferred Income Taxes" shall mean, for any period, all deferred federal, state or other income taxes of the Company and its Subsidiaries for such period as shown on the most recent financial statements of the Company.

"Consolidated Indebtedness for Borrowed Money" shall mean, with respect to the Company, all Indebtedness for Borrowed Money (as defined herein) of the Company and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles consistently applied.

"Consolidated Net Income" for any period shall mean net income of the Company and its Subsidiaries as determined and computed on a consolidated basis according to generally accepted accounting principles (as defined herein), consistently applied.

"Consolidated Net Working Capital" shall mean for the Company and its Subsidiaries an amount equal to their current assets minus their current liabilities, all as determined and computed on a consolidated basis in accordance with generally accepted accounting principles (as defined herein) consistently applied; provided, however, that the current portion of Consolidated Deferred Income Taxes and the current portion of all Loans and Reimbursement Obligations outstanding under this Agreement shall be excluded from the determination of the current liabilities of the Company and its Subsidiaries.

"Consolidated Net Worth" shall mean as of any time the same is to be determined the aggregate of capital (including without limitation redeemable preferred stock), surplus (exclusive of any surplus arising by virtue of any appraisal or revaluation of any assets) and retained earnings of the Company and its Subsidiaries as determined on a consolidated basis in accordance with generally accepted accounting principles (as defined herein) consistently applied.

"Consolidated Tangible Net Worth" shall mean Consolidated Net Worth less the amount of all Intangible Assets of the Company and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied.

"Conversion Date" shall have the meaning specified in Section 1.3 hereof.

"DECD" shall have the meaning specified in Section 2.5(b) hereof.

"DECD Financing" shall have the meaning specified in Section 2.5(b) hereof.

"Domestic Rate" means for any day the rate of interest announced by Harris from time to time as its prime commercial rate in effect on such day, with any change in the Domestic Rate resulting from a change in said prime commercial rate to be effective as of the date of the relevant change in said prime commercial rate (the "Harris Prime Rate"), provided that if the rate per annum determined by adding 0.5% to the rate at which Harris would offer to sell federal funds in the interbank market therefor on or about 10:00 a.m. (Chicago time) on any day (the "Adjusted Fed Funds Rate") shall be higher than the Harris Prime Rate on such day, the Domestic Rate for such day and for any immediately succeeding day(s) which is not a Business Day shall be such Adjusted Fed Funds Rate. The determination of the Adjusted Fed Funds Rate by Harris shall be final and conclusive provided Harris has acted in good faith in connection therewith.

"Domestic Rate Loan" means a Revolving Credit Loan which bears interest as provided in Section 1.4(a) hereof.

"Domestic Rate Portion" means a Portion of a Term Loan which bears interest as provided in Section 1.4(a) hereof.

"Environmental Laws" shall have the meaning specified in Section 5.7(a) hereof.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

"Eurodollar Loan" means a Revolving Credit Loan which bears interest as provided in Section 1.4(b) hereof.

"Eurodollar Portion" means a Portion of a Term Loan which bears interest as provided in Section 1.4(b) hereof.

"Eurodollar Rate" shall mean for each Interest Period applicable to a Eurodollar Loan or Eurodollar Portion, (a) the LIBOR Index Rate for such Interest Period, if such rate is available, and (b) if the LIBOR Index Rate cannot be determined, the arithmetic average of the rates of interest per annum (rounded upwards, if necessary, to nearest 1/100 of 1%) at which deposits in U.S. dollars in immediately available funds are offered to the Agent at 11:00 a.m. (London, England time) two (2) Banking Days before the beginning of such Interest Period by three (3) or more major banks in the interbank eurodollar market for a period equal to such Interest Period and in an amount equal or comparable to the principal amount of the Eurodollar Loan or Eurodollar Portion scheduled to be made by the Agent during such Interest Period.

"Event of Default" shall mean any event or condition identified as such in
Section 8.1 hereof.

"Existing Agreement" shall mean the Credit Agreement dated as of July 29, 1992, as amended, among the Company, Harris Trust and Savings Bank, individually and as agent thereunder, SunTrust Bank, Atlanta, Deposit Guaranty National Bank, and Trustmark National Bank (the "Existing Lenders").

"Fed Funds Rate" shall have the meaning specified in Section 1.5(c) hereof.

"Funded Debt Ratio" shall have the meaning specified in Section 7.10 hereof. "generally accepted accounting principles" shall mean generally accepted accounting principles consistently applied and maintained throughout the period indicated and consistent with the latest audited consolidated financial statements delivered to the Banks pursuant to Section 7.4.

"Guarantor Subsidiaries" shall mean collectively Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division), Sanderson Farms, Inc. (Processing Division) and any Material Subsidiary which has complied with
Section 7.22 hereof, so long as each such corporation is a party to the Subsidiary Guaranty, and "Guarantor Subsidiary" shall mean any of the Guarantor Subsidiaries.

"Harris" shall have the meaning specified in the first paragraph of this Agreement.

"Harris-Related Person" means Harris, together with its Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of Harris and such Affiliates.

"Indebtedness for Borrowed Money" of any Person shall mean the aggregate principal amount, without duplication and without giving effect to intercompany transactions that would be eliminated in preparing consolidated financial statements of the Company and its Subsidiaries in accordance with generally accepted accounting principles, consistently applied, of:

         (a) all indebtedness, obligations and liabilities of such Person with respect to borrowed money;

         (b) all guaranties, endorsements and other contingent obligations of such Person with respect to indebtedness arising from money borrowed by others;

         (c) all reimbursement and other obligations with respect to letters of credit that have been funded and all
             indebtedness, obligations and liabilities with respect       to
             bankers' acceptances;

         (d) the amount shown on such Person's balance sheet with respect to Capitalized Leases; and

         (e) all indebtedness, obligations and liabilities representing the deferred purchase price of property, except for trade payables on ordinary business terms.

"Indenture" means the Indenture of Trust dated as of November 1, 1995, between the Robertson County Industrial Development Corporation and the Trustee, as amended and supplemented.

"Intangible Assets" shall mean amortizable loan costs, business acquisition costs, license agreements, trademarks, trade names, patents, capitalized research and development, proprietary products (the results of past research and development treated as long term assets and excluded from inventory), goodwill and all other assets which would be classified as intangible assets (all determined in accordance with generally accepted accounting principles consistently applied).

"Interest Period" shall mean with respect to any Eurodollar Loan or Eurodollar Portion, the period used for the computation of interest commencing on the date the relevant Eurodollar Loan or Eurodollar Portion is made, continued or effected by conversion and concluding on the date one, two, three or six months thereafter as selected by the Company in its notice as provided herein, provided that all of the foregoing provisions relating to Interest Periods are subject to the following:

         (i) if any Interest Period would otherwise end on a day which is not a Banking Day, that Interest Period shall be extended to the next succeeding Banking Day, unless in the case of an Interest Period for a Eurodollar Loan or Eurodollar Portion the result of such extension would be to carry such Interest Period into another calendar month in which event such Interest Period shall end on the immediately preceding Banking Day;

         (ii) no Interest Period may extend beyond the final maturity date of the Notes;

         (iii)the interest rate to be applicable to each Eurodollar Loan or Eurodollar Portion for each Interest Period shall apply from and including the first day of such Interest Period to but excluding the last day thereof; and

         (iv) no Interest Period may be selected if after giving effect thereto the Company will be unable to make a principal payment scheduled to be made during such Interest Period without paying part of a Eurodollar Loan or Eurodollar Portion on a date other than the last day of the Interest Period applicable thereto.

For purposes of determining an Interest Period, a month means a period starting on one day in a calendar month and ending on a numerically corresponding day in the next calendar month, provided, however, if an Interest Period begins on the last day of a month or if there is no numerically corresponding day in the month in which an Interest Period is to end, then such Interest Period shall end on the last Banking Day of such month.

"L/C" and "L/Cs" shall have the meanings specified in Section 1.6 hereof. "L/C Agreement" and "L/C Agreements" shall have the meanings specified in
Section 1.6 hereof.

"LIBOR Index Rate" shall mean, for any Interest Period applicable to a Eurodollar Loan or Eurodollar Portion, the rate per annum (rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) for deposits in U.S. Dollars for a period equal to such Interest Period, which appears on the Telerate Page 3750 as of 11:00 a.m. (London, England time) on the day two Banking Days before the commencement of such Interest Period.

"Loan" shall mean a Revolving Credit Loan or a Term Loan and "Loans" shall mean any two or more Revolving Credit Loans or Term Loans.

"Loan Documents" shall mean this Agreement and any and all exhibits hereto, the Revolving Notes, the Term Notes, the L/C Agreements and the Subsidiary Guaranty.

"Long Term Indebtedness for Borrowed Money" shall mean Indebtedness for Borrowed Money which would be classified as long term indebtedness in accordance with generally accepted accounting principles, consistently applied.

"Long Term Facility" shall have the meaning specified in Section 2.5(b) hereof.

"Material Subsidiary" shall mean each Subsidiary whose assets have a book value in excess of 5% of the aggregate book value of the total assets of the Company and its Subsidiaries on a consolidated basis in accordance with generally accepted accounting principles, consistently applied.

"Net Proceeds of Stock" shall mean an amount (but not less than zero) equal to the change in the Company's Consolidated Tangible Net Worth resulting from any transaction in which the Company or any Subsidiary issues shares of its capital stock, determined on a pro forma basis in accordance with generally accepted accounting principles consistently applied.

"Note" shall mean either a Revolving Note or a Term Note, and "Notes" shall mean any two or more Revolving Notes or Term Notes.

"Person" shall mean and include any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, entity, party or government (whether national, federal, state, county, city, municipal, or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

"PBGC" shall mean the Pension Benefit Guaranty Corporation.

"Plan" shall mean any employee benefit plan covering any officers or employees of the Company or any Subsidiary, any benefits of which are, or are required to be, guaranteed by the PBGC.

"Portion" shall have the meaning specified in Section 1.3 hereof.

"Potential Default" shall mean any event or condition specified in Section 8.1(a)(ii), (d), (e), (g), (h), (i) and (k) which, with the lapse of time, or giving of notice, or both, would constitute an Event of Default.

"Prior Year's Depreciation" shall mean, for any fiscal year, the amount shown as depreciation expense on the Company's audited financial statements for the preceding fiscal year.

"Property" shall mean all assets and properties of any nature whatsoever, whether real or personal, tangible or intangible.

"Reimbursement Agreement" means the Reimbursement Agreement dated as of November 1, 1995, between the Company and Harris, relating to the Bond Letter of Credit, as amended and supplemented.

"Reimbursement Obligation" shall have the meaning set forth in Section 1.7 hereof.

"Required Banks" shall mean any Bank or Banks which in the aggregate hold 60% of the aggregate unpaid principal balance of the Loans and Reimbursement Obligations or, if no Loans and Reimbursement Obligations are outstanding hereunder, any Bank or Banks in the aggregate having 60% of the Revolving Credit Commitments.

"Reserve Percentage" means the daily arithmetic average maximum rate at which reserves (including, without limitation, any supplemental, marginal and emergency reserves) are imposed on member banks of the Federal Reserve System during the applicable Interest Period by the Board of Governors of the Federal Reserve System (or any successor) under Regulation D on "eurocurrency liabilities" (as such term is defined in Regulation D), subject to any amendments of such reserve requirement by such Board or its successor, taking into account any transitional adjustments thereto. For purposes of this definition, the Eurodollar Loans and Eurodollar Portions shall be deemed to be Eurocurrency liabilities as defined in Regulation D without benefit or credit for any prorations, exemptions or offsets under Regulation D.

"Revolving Credit" shall have the meaning specified in the first paragraph of this Agreement.

"Revolving Credit Commitment" and "Revolving Credit Commitments" shall have the meanings specified in Section 1.1(c) hereof.

"Revolving Credit Loan" and "Revolving Credit Loans" shall have the meanings specified in Section 1.1(a) hereof.

"Revolving Credit Termination Date" shall have the meaning set forth in
Section 1.1(a) hereof.

"Revolving Note" or "Revolving Notes" shall have the meanings specified in
Section 1.2 hereof.

"Subsidiary" shall mean any corporation or other entity at least a majority of the outstanding voting stock of which is at the time owned directly or indirectly by the Company and/or its Subsidiaries.

"Subsidiary Guaranty" shall mean the Guaranty Agreement of the Guarantor Subsidiaries in the form of Exhibit D hereto.

"Telerate Page 3750" shall mean the display designated as "Page 3750" on the Telerate Service (or such other page as may replace Page 3750 on that service or such other service as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying British Bankers' Association Interest Settlement Rates for U.S. Dollar deposits).

"Term Loan" and "Term Loans" shall have the meanings specified in Section 1.3 hereof.

"Term Loan Amortization Date" shall have the meaning specified in Section 1.3 hereof.

"Term Loan Maturity Date" shall have the meaning specified in Section 1.3 hereof.

"Term Note" and "Term Notes" shall have the meanings specified in Section 1.3 hereof.

"Total Capitalization" shall mean the sum of (a) the outstanding principal amount of Consolidated Indebtedness for Borrowed Money, plus (b) Consolidated Tangible Net Worth.

"Trustee" means First Trust National Association, and any successor entity acting in such capacity under the Indenture.

 .c.Section 5.       Representations and Warranties;.
The Company represents and warrants to the Banks as follows:

         .c2.Section 5.1.    Organization and Qualification;.  The Company is
duly organized and validly existing under the laws of the State of Mississippi, has full and adequate corporate power to carry on its business as now conducted, is duly licensed or qualified in all jurisdictions wherein the failure to be so licensed or qualified would have a material adverse effect on the condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole, has full corporate right, power and authority to enter into this Agreement and the other Loan Documents to which it is a party, to make the borrowings herein provided for and encumber its assets as collateral security therefor, to execute and issue the Notes in evidence thereof, and to perform its obligations under the Loan Documents; and the Company's execution of this Agreement does not, nor does the performance or observance by the Company of any of the matters or things provided for in this Agreement and the other Loan Documents, contravene any provision of law or any charter or by-law provision or any covenant, indenture or agreement of or judgment, order or decree applicable to or affecting the Company or any of its Property.

         .c2.Section 5.2.    Financial Reports;.  The Company has heretofore
delivered to the Agent a copy of the annual audit report as of October 31, 1995, of the Company and its Subsidiaries and unaudited financial statements of the Company and its Subsidiaries as of, and for the six-month period ending, April 30, 1996. Such financial statements have been prepared in accordance with generally accepted accounting principles (except that such unaudited financial statements may omit any footnotes), on a basis consistent, except as otherwise noted therein, with that of the previous fiscal year or period and fairly reflect the financial position of the Company as of the dates thereof, and the results of its operations for the periods covered thereby, and as of the respective dates of such financial statements the Company and its Subsidiaries had no significant known contingent liabilities required to be disclosed in financial statements or notes thereto under generally accepted accounting principles other than as indicated on said financial statements or notes thereto or otherwise disclosed in writing to the Banks prior to the execution of this Agreement. Since said date of April 30, 1996, there has, through the date of this Agreement, been no material adverse change in the condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole, except those affecting business and/or the poultry industry generally and those disclosed in writing to the Banks prior to the date of this Agreement.

         .c2. Section 5.3.   Litigation; Tax Returns; Approvals';.  Except as
otherwise disclosed to the Banks in writing prior to the date hereof, there is no known litigation, labor controversy or governmental proceeding pending, nor to the best knowledge of the Company threatened, against the Company or any Subsidiary which can reasonably be expected to result in any material adverse change in the properties, business or operations of the Company and its Subsidiaries taken as a whole. All United States federal income tax returns for the Company and its Subsidiaries required to be filed have been filed on a timely basis (taking into account any extensions duly obtained therefor), and all amounts required to be paid as shown by said returns have been paid. Except as disclosed in the letter referred to above in this Section 5.3, (a) there are no pending or, to the best of the Company's knowledge, threatened objections to or controversies in respect of the United States federal income tax returns of the Company and its Subsidiaries for any fiscal year, and (b) no authorization, consent, license, exemption or filing or registration with any court or governmental department, agency or instrumentality, is or will be necessary to the valid execution, delivery or performance by the Company or any Subsidiary of the Loan Documents, except those as may have been obtained.

         .c2.Section 5.4.    Regulation U;.  Neither the Company nor any
Subsidiary is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System) and no part of the proceeds of any Loan or other extension of credit hereunder will be used to purchase or carry any margin stock or to extend credit to others for such a purpose.

         .c2.Section 5.5.    No Default;.  After giving effect to the
Company's application of the proceeds of the first Loan hereunder, no Potential Default or Event of Default is existing under this Agreement.

         .c2.Section 5.6.    ERISA;.  As of the date of this Agreement
neither the Company nor any Subsidiary sponsors, maintains or participates in any Plan.

         .c2.Section 5.7.    Environmental Law;.  On the date of this
Agreement, (a) except as disclosed on Exhibit F, neither the Company nor any Subsidiary has received any notice to the effect, or has any actual knowledge, that its Property or operations are not in material compliance with any of the requirements of applicable federal, state and local environmental, health and safety statutes and regulations ("Environmental Laws") or, to the best of the Company's actual knowledge, are the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action could reasonably be expected to have a material adverse effect on the business, operations, Property, assets or condition (financial or otherwise) of the Company and its Subsidiaries taken as a whole;
         (b) to the best of the Company's actual knowledge, there have been no releases of hazardous materials at, on or under any Property now or previously owned or leased by the Company or any of its Subsidiaries that, singly or in the aggregate, have, or may reasonably be expected to have, a material adverse effect on the financial condition, operations, assets, business, Properties or prospects of the Company and its Subsidiaries taken as a whole;
         (c) to the best of the Company's actual knowledge, there are no underground storage tanks, active or abandoned, including petroleum storage tanks, on or under any Property now or previously owned or leased by the Company or any of its Subsidiaries that, singly or in the aggregate, have, or may reasonably be expected to have, a material adverse effect on the financial condition, operations, assets, business, Properties or prospects of the Company and its Subsidiaries taken as a whole;
         (d) to the best of the Company's actual knowledge, neither the Company nor any Subsidiary of the Company has directly transported or directly arranged for the transportation of any hazardous material to any location which is listed or proposed for listing on the National Priorities List pursuant to CERCLA, on the CERCLIS or on any similar state list or which is the subject of federal, state or local enforcement actions or other investigations if such transportation, enforcement action or investigation can reasonably be expected to lead to liability of the Company or such Subsidiary for any remedial work, damage to natural resources or personal injury, including claims under CERCLA, that would be material to the Company and its Subsidiaries taken as a whole; and
         (e) no actually known conditions exist at, on or under any Property now or previously owned or leased by the Company which, with the passage of time, or the giving of notice or both, would give rise to liability under any
Environmental Law that would have a material adverse effect on the Company and its Subsidiaries taken as a whole.

         .c2.Section 5.8.    Security Interests and Indebtedness;.  There are
no security interests, liens or encumbrances on any of the assets or Property of the Company or any Subsidiary except the security interests, liens and charges which are now existing and those which are permitted by Section 7.13 of this Agreement.

         .c2.Section 5.9.    Subsidiaries;.  As of the date hereof, the
Company's only Subsidiaries are identified on Exhibit G hereof. Each of the Company's Subsidiaries is duly organized and validly existing under the laws of the state or country of its incorporation, has full and adequate corporate power to carry on its business as now conducted, is duly licensed or qualified to do business in all jurisdictions wherein the failure to be so licensed or qualified would have a material adverse effect on the condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole and has, except as set forth in the opinions delivered in satisfaction of Section 6.4 hereof, full corporate right, power and authority to enter into the Loan Documents executed and delivered by it and to perform its obligations under the Loan Documents.

         .c2.Section 5.10.   Accurate Information;.  Taken as a whole, the
written information, exhibits and reports furnished by the Company and its Subsidiaries to the Banks in connection with the negotiation and performance of the Loan Documents do not contain any material misstatement of a material fact or omit to state a material fact necessary to make the statements contained therein not misleading in light of the circumstances in which made.

         .c2.Section 5.11.   Enforceability;.  This Agreement and the other
Loan Documents, when executed and delivered by the Company and the Guarantor Subsidiaries, and assuming the due execution and delivery by the other parties thereto, will be the legal, valid and binding agreements of the Company and the Guarantor Subsidiaries, enforceable against them in accordance with their terms, except (a) as may be limited by (i) bankruptcy, insolvency, reorganization, fraudulent transfer, moratorium or other similar laws or judicial decisions for the relief of debtors or the limitation of creditors' rights generally; and (ii) any equitable principles relating to or limiting the rights of creditors generally or any equitable remedy which may be granted to cure any defaults, and (b) as set forth in the opinions referred to in
Section 5.9.

 .c.Section 6.       Conditions Precedent;.
The obligation of the Banks to make any Loan or issue any L/C pursuant hereto shall be subject to the following conditions precedent:

         .c2.Section 6.1.    General;.  The Agent shall have received the
notice of borrowings and the Notes hereinabove provided for.

         .c2.Section 6.2.    Initial Extension of Credit;.  Prior to the
initial Loan or L/C (whichever shall come first) hereunder, the Company shall have delivered to the Agent for the benefit of the Banks in sufficient counterparts or copies for distribution to the Banks:

         (a) the Revolving Notes;

         (b) a fully executed Guaranty Agreement substantially in the form of Exhibit D hereto, from the Guarantor Subsidiaries;

         (c) a good standing certificate or certificate of existence for the Company and each Guarantor Subsidiary, dated no earlier than July 26, 1996, from the office of the secretary of state of the states of their respective incorporation;

         (d) copies of the Articles of Incorporation, as restated, and all amendments thereto, of the Company and each Guarantor Subsidiary certified by the office of the secretary of state of their respective states of incorporation as of a date no earlier than July 26, 1996;

         (e) copies of the By-Laws, as restated, and all amendments thereto, of the Company and each Guarantor Subsidiary, certified as true, correct and complete on the date hereof by the Treasurer of the Company and each Guarantor
             Subsidiary, respectively;

         (f) copies, certified by the Treasurer of the Company and each Guarantor Subsidiary, of resolutions regarding the transactions contemplated by this Agreement, duly adopted by the Board of Directors of the Company and each Guarantor Subsidiary, respectively, and satisfactory in form and substance to all of the Banks; and

         (g) an incumbency signature certificate for the Company and each Guarantor Subsidiary satisfactory in form and substance to all of the Banks.

         .c2.Section 6.3.    Each Extension of Credit;.  As of the time of
the making of each Loan (including each Term Loan) and issuing each L/C, hereunder (including the initial Loan and L/C):

         (a) each of the representations and warranties set forth in
             Section 5 hereof shall have been true and correct in all material respects on the date of this Agreement; and each of the representations and warranties set forth in Section 5.1, the second sentence of Section 5.2 (substituting, for the financial statements referred to in the first sentence of that Section, the latest audited financial statements delivered to the Banks pursuant to Section 7.4(b) hereof and any monthly financial statements delivered pursuant to
             Section 7.4(a) for the last month in each fiscal quarter of the Company after such latest audited financial statements),
             Section 5.3, Section 5.4, Section 5.5, Section 5.8, the last sentence of Section 5.9, and Section 5.11, shall be and remain true and correct as of the time of the making of such Loan or issuing such L/C, as the case may be, as if made again as of such time;

         (b) after giving effect to the Company's application of the proceeds of the initial Loan hereunder, no Potential Default or Event of Default shall have occurred and be continuing;

         (c) with respect to each requested Loan and L/C, after giving effect to the requested extension of credit and to each Loan that has been made and each L/C and Reimbursement Obligation outstanding hereunder, the aggregate principal amount of all Loans, L/Cs and Reimbursement Obligations then outstanding shall not exceed the sum of the Banks' Revolving Credit Commitments then in effect; and

         (d) no statute, rule or regulation shall have been adopted by a jurisdiction in which a Guarantor Subsidiary is incorporated and no judicial decision of an appellate court of such a jurisdiction shall have been published to the effect in any such case that guaranty agreements such as the Subsidiary Guaranty are beyond the corporate power of corporations subject to the laws of such jurisdiction, and neither the Company nor any Guarantor Subsidiary shall have repudiated, disavowed or purported to terminate, repudiate or disavow any Guarantor Subsidiary's obligations under the Subsidiary Guaranty, unless in any such case all of the Guarantor Subsidiaries shall have been merged into the Company within 60 days of any such event and the request by the Company for any Loan or L/C pursuant hereto shall be and constitute a warranty to the foregoing effects (other than as to the matters set forth in subsection (d) above).

         .c2.Section 6.4.    Legal Matters;.  Legal matters incident to the
execution and delivery of the Loan Documents shall be reasonably satisfactory to each of the Banks and their legal counsel; and prior to the initial Loan hereunder, the Agent shall have received the favorable written opinion of Wise, Carter, Child & Caraway, counsel for the Company and the Guarantor Subsidiaries, substantially in form and substance satisfactory to each of the Banks and their respective legal counsel.

         .c2.Section 6.5.    Closing Fee;.  The Agent shall have received for
the pro rata benefit of the Banks a closing fee in an amount equal to one-fifth of one percent (0.20%) of the Revolving Credit hereunder.

 .c.Section 7.       Covenants;.
It is understood and agreed that so long as credit is in use or available under this Agreement, any L/C is outstanding hereunder or any amount remains unpaid on any Note or Reimbursement Obligation, except to the extent compliance in any case or cases is waived in writing by the Required Banks:

         .c2.Section 7.1.    Maintenance of Property;.  The Company will, and
will cause each Subsidiary to, keep and maintain all of the material Properties necessary or useful in their business taken as a whole in good condition, and make all necessary renewals, replacements, additions, betterments and improvements thereto; provided, however, that nothing in this Section shall prevent the Company or any Subsidiary from discontinuing the operating and maintenance of any of its Properties if such discontinuance is, in the judgment of the Company, desirable in the conduct of its business and not disadvantageous in any material respect to the Banks as holders of the Notes.

         .c2.Section 7.2.    Taxes;.  The Company will, and will cause each
Subsidiary to, duly pay and discharge all material taxes, rates, assessments, fees and governmental charges upon or against the Company or any Subsidiary or against its Properties in each case before the same becomes delinquent and before penalties accrue thereon unless and to the extent that the same is being contested in good faith and by appropriate proceedings and adequate reserves, determined in accordance with generally accepted accounting principles consistently applied, have been established with respect thereto.

         .c2.Section 7.3.    Maintenance of Insurance;.  The Company will,
and will cause each Subsidiary to, maintain insurance with insurers recognized as financially sound and reputable by prudent business persons in such forms and amounts and against such risks as the Company reasonably believes is prudent and normal within the industry. The Company shall, at the Agent's request, provide copies to the Agent of all insurance policies and other materials related thereto maintained by the Company and its Subsidiaries. The Company shall furnish each Bank as soon as available, and in any event no later than each Anniversary Date, a summary of its insurance coverage which summary shall be reasonably satisfactory in form and substance to the Banks.

         .c2.Section 7.4.    Financial Reports;.  The Company will, and will
cause each Subsidiary to, maintain a system of accounting in accordance with sound accounting practice and will furnish promptly to the Banks and their duly authorized representatives such information respecting the business and financial condition of the Company and its Subsidiaries as may from time to time be reasonably requested and, without any request, will furnish each Bank:

         (a) as soon as available, and in any event within 40 days after the close of each monthly fiscal period of the Company, a copy of consolidated balance sheets and consolidated profit and loss statements for the Company and its Subsidiaries (for such monthly period and the year to date) for such period of the Company and for the corresponding periods of the preceding fiscal year, all in reasonable detail, prepared by the Company and accompanied by a certificate of the chief financial officer, chief executive officer or chief accounting officer of the Company to the effect that said financial statements were prepared in conformity with generally accepted accounting principles and, in his opinion, are fairly and accurately stated;
         (b) as soon as available, and in any event within 90 days after the close of each fiscal year of the Company, a copy of the audit report for such year and accompanying financial statements, including consolidated balance sheets, reconciliations of change in stockholders' equity, profit and loss statements and statements of cash flows for the Company and its Subsidiaries showing in comparative form the figures for the previous fiscal year of the Company, all in reasonable detail, accompanied by the unqualified opinion of Ernst & Young or other independent public accountants of nationally recognized standing selected by the Company and reasonably satisfactory to the Required Banks;
         (c) within 45 days after the last day of every fiscal quarter, a Compliance Certificate in the form of Exhibit E attached hereto, prepared and signed by the chief financial officer, chief executive officer or chief accounting officer of the Company;
         (d) as soon as available but in any event no later than November 30 of each year, a consolidated budget for the Company and its Subsidiaries for such fiscal year showing the Company's and its Subsidiaries' projected consolidated profits and losses, and a consolidated budget for the Company and its Subsidiaries for such fiscal year showing the Company's and its Subsidiaries' projected consolidated capital expenditures, all in reasonable detail; and
         (e) as soon as available but in any event within 10 days of the filing thereof, copies of all 10-K, 10-Q and 8-K filings and all shareholder proxy materials filed by the Company or any Subsidiary with the Securities and Exchange Commission.

         .c2.Section 7.5.    Inspection;.  The Company shall, and shall cause
each Subsidiary to, permit the Banks, by their representatives and agents, to reasonably inspect any of the Properties, corporate books and financial records of the Company and each Subsidiary, to reasonably examine and make copies of the books of accounts and other financial records of the Company and its Subsidiaries and to discuss the affairs, finances and accounts of the Company and its Subsidiaries with, and to be advised as to the same by, its officers at such reasonable times during normal business hours and reasonable intervals as the Banks may request. The Company shall pay to the Banks from time to time upon demand an amount (but not to exceed $3,000 for each inspection) sufficient to compensate the Banks for their reasonable out-of-pocket fees, charges and expenses in connection with any such inspection of the Company and the Subsidiaries, provided that so long as no Event of Default shall have occurred and be continuing, the Company shall be required to pay for only one such inspection per year.

         .c2.Section 7.6.    Consolidation and Merger;.  The Company will
not, and will not permit any Subsidiary to, consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all of the Property or capital stock of any other Person except (a) as permitted by Section 7.14(d) hereof, (b) any Subsidiary may consolidate with or merge into or with any other Subsidiary, and (c) any Subsidiary may merge into the Company.

         .c2.Section 7.7.    Transactions with Affiliates;.  The Company will
not, and will not permit any Subsidiary to, enter into any material transaction, including without limitation, the purchase, sale, lease or exchange of any Property, or the rendering of any service, with any Affiliate of the Company except in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate of the Company; provided however that the foregoing shall not prevent any transactions between any Subsidiary and any other Subsidiary or the Company on any terms mutually acceptable to them.

         .c2.Section 7.8.    Consolidated Net Working Capital;.  The Company
will maintain at all times Consolidated Net Working Capital in an amount not less than the amount indicated below during each fiscal year of the Company indicated below:

          Fiscal Year Ending               Minimum Required Amount
           October 31, 1996                      $42,000,000
           October 31, 1997                      $45,000,000
           October 31, 1998                      $48,000,000
           October 31, 1999                      $50,000,000
           October 31, 2000                      $50,000,000
           October 31, 2001                      $50,000,000
           October 31, 2002                      $50,000,000
           October 31, 2003                      $50,000,000

  .c2.Section 7.9. Consolidated Tangible Net Worth;. The Company will maintain at all times Consolidated Tangible Net Worth during each fiscal year of the Company in an amount not less than:

              (a) during each fiscal quarter of the fiscal year ending October 31, 1996, $86,129,354 plus any Net Proceeds of Stock issued during any preceding quarter or quarters of such fiscal year plus 50% of an amount (but not less than zero) equal to (i) the Company's Consolidated Net Income through the preceding quarter-end in such fiscal year, minus (ii) $3,000,000; and
              (b) during each fiscal quarter of each fiscal year of the Company thereafter, an amount equal to the sum of the minimum amount required to be maintained on the last day of the preceding fiscal year of the Company plus the Net Proceeds of Stock issued in the last quarter of the preceding fiscal year and any preceding quarter or quarters of the then current fiscal year plus 50% of an amount (but not less than zero) equal to (i) the Company's Consolidated Net Income, if any, through the immediately preceding fiscal quarter end of such fiscal year minus (ii) $3,000,000.

 .c2.Section 7.10.  Consolidated Indebtedness for Borrowed Money to
Total Capitalization;. The Company will not permit the ratio of its Consolidated Indebtedness for Borrowed Money to its Total Capitalization (the "Funded Debt Ratio") at any time to exceed the percentage indicated below during each fiscal year of the Company specified below:

            Fiscal Year Ending                 Maximum Percentage
           October 31, 1996                        55%
           October 31, 1997                        65%
           October 31, 1998                        65%
           October 31, 1999                        55%
           October 31, 2000                        55%
           October 31, 2001                        50%
           October 31, 2002                        45%
           October 31, 2003                        40%


 .c2.Section 7.11. Consolidated Current Ratio;. The Company shall maintain at all times a Consolidated Current Ratio of not less than 3.0 to 1.

 .c2.Section 7.12. Capital Expenditures;. The Company will not, and will not permit any Subsidiary to, be obligated to spend during any fiscal year for capital expenditures (as defined and classified in accordance with generally accepted accounting principles consistently applied, including without limitation any such capital expenditures in respect of Capitalized Leases but excluding any acquisition permitted by Section 7.14(d) which might constitute such a capital expenditure) an aggregate amount for the Company and its Subsidiaries in excess of the amount indicated below for each fiscal year of the Company plus an amount (the "Carryover Amount") permitted to be spent in the preceding fiscal year but not actually spent therein (the "Maximum Carryover Amount to the Next Fiscal Year"):

                         Maximum          Maximum Carryover Amount
Fiscal Year Ending   Limitation Amount    To the Next Fiscal Year
October 31, 1996       $65,000,000           Unlimited
October 31, 1997       $45,000,000           Unlimited
October 31, 1998       $25,000,000         $ 7,500,000
October 31, 1999      Prior Year's         $ 7,500,000
                      Depreciation
October 31, 2000      Prior Year's         $ 7,500,000
                      Depreciation
October 31, 2001      Prior Year's         $ 7,500,000
                      Depreciation
October 31, 2002      Prior Year's         $ 7,500,000
                      Depreciation
October 31, 2003      Prior Year's         $ 7,500,000
                      Depreciation

For purposes of this Section, any capital expenditures made in any fiscal year shall be applied first to the Carryover Amount, if any, available during such fiscal year.

 .c2.Section 7.13. Liens;. The Company will not, and will not permit any Subsidiary to, pledge, mortgage or otherwise encumber or subject to or permit to exist upon, or be subjected to any lien, charge or security interest of any kind (including any conditional sale or other title retention agreement and any lease in the nature thereof) on, any of its Properties of any kind or character at any time owned by the Company or any Subsidiary, other than:

              (a) liens, pledges or deposits for worker's compensation, unemployment insurance, old age benefits or social security obligations, taxes, assessments, statutory obligations or other similar charges, good faith deposits made in connection with tenders, contracts or leases to which the Company or a Subsidiary is a party or other deposits required to be made in the ordinary course of business, provided in each case the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate proceedings and adequate reserves have been provided therefor in accordance with generally accepted accounting principles and that the obligation is not for borrowed money, customer advances or trade payables;
              (b) the pledge of assets for the purpose of securing an appeal or stay or discharge in the course of any legal proceedings, provided that the aggregate amount of liabilities of the Company or a Subsidiary so secured by a pledge of property permitted under this subsection (b) including interest and penalties thereon, if any, shall not be in excess of $5,000,000 at any one time outstanding;
              (c) liens, pledges, mortgages, security interests or other charges existing on the date hereof and disclosed in financial statements (or notes thereto) referred to in Section 5.2 hereof;
              (d) liens for property taxes and assessments or governmental charges or levies which are not yet due and payable;
              (e) liens incidental to the conduct of business or the ownership of Properties and assets (including warehousemen's liens, mechanic's liens, grower liens and attorneys' liens and statutory landlords' liens) or other liens of like general nature incurred in the ordinary course of business and not in connection with the borrowing of money, provided in each case, the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings and for which adequate reserves, determined in accordance with generally accepted accounting principles, have been established;
              (f) minor survey exceptions or minor encumbrances, easements or reservations, or rights of others for rights-of-way, utilities and other similar purposes, or zoning or other restrictions as to the use of real properties, which are necessary for the conduct of the activities of the Company and its Subsidiaries or which customarily exist on properties of corporations engaged in similar activities and similarly situated and which do not in any event materially impair the operation of the business of the Company and its Subsidiaries taken as a whole; and
              (g) additional pledges, mortgages, encumbrances, liens, charges and security interests (including any conditional sale or other title retention agreement and any lease in the nature thereof) on fixed assets (classified in accordance with generally accepted accounting principles, consistently applied) having an aggregate book value at the end of the fiscal quarter immediately preceding the fiscal quarter in which the latest of such mortgages, liens, or encumbrances are created of no more than fifteen percent (15%) of the book value of all of the Company's and its Subsidiaries' tangible assets (determined in accordance with generally accepted accounting principles, consistently applied) at such time.

 .c2.Section 7.14. Investments, Loans, Advances and Acquisitions;. The Company will not, and will not permit any Subsidiary to, make or retain any investment (whether through the purchase of stock, obligations, capital contributions or otherwise) in or make any loan or advance to, any other Person, or acquire substantially as an entirety the Property or business of any other Person, other than:

              (a) investments in certificates of deposit having a maturity of two years or less issued by any Bank or any other commercial bank having a long-term rating at the time of investment of at least AA by Standard & Poor's Corporation ("S&P") or Aa by Moody's Investor Services, Inc. ("Moody's") and a short-term rating at the time of investment of A-1 from S&P or P-1 from Moody's;
              (b) investments in commercial paper rated at the time of investment P-1 by Moody's or A-1 by S&P maturing within 270 days of the date of issuance thereof;
              (c) investments shown on the financial statements referred to in Section 5.2 in existing Subsidiaries;
              (d) acquisitions of the Property or business of any Person, provided (i) that no Potential Default or Event of Default shall then exist after giving effect to such acquisition and no change of the voting control or management of the Company shall result therefrom; (ii) that the aggregate purchase price (including the principal amount of obligations assumed by the Company or a Subsidiary) paid in any single acquisition shall not exceed $15,000,000 and (iii) that the aggregate purchase price (determined as described above) paid in all such acquisitions made prior to the Revolving Credit Termination Date or the Term Loan Maturity Date, as the case may be, shall not exceed $25,000,000;
              (e) marketable full faith and credit obligations of the United States of America or of any agency thereof for which the full faith and credit of the United States of America has been pledged;
              (f) repurchase, reverse repurchase and security lending agreements collateralized by securities of the type described in subsection
(e), provided that the Company or Subsidiary, as the case may be, which is a party to such arrangement shall hold (individually or through an agent or bailee) all securities relating thereto during the entire term of each such arrangement;
              (g) municipal debt securities commonly known as "lower floaters" or "variable rate demand notes" so long as (i) such securities provide that the owner thereof may require that such securities be bought from it upon 7 days notice by such owner, and (ii) such securities shall have a long-term rating at the time of investment of at least AA by S&P or Aa by Moody's and a short-term rating at the time of investment of A-1 from S&P or P-1 from Moody's;
              (h) investments in an aggregate principal amount of up to $1,000,000 and not otherwise permitted by this Section, in certificates of deposit in any commercial bank;
              (i) investments in and loans and advances to the Company or any Subsidiary by the Company or any other Subsidiary; and
              (j) a loan in a principal amount not to exceed $500,000 to the Company's employees' stock option plan.

 .c2.Section 7.15. Sale of Tangible Fixed Assets;. The Company will not, and will not permit any Subsidiary to, sell, lease, assign, transfer or otherwise dispose of tangible fixed assets (as classified in accordance with generally accepted accounting principles, consistently applied) if the book value of the Property sold, leased, assigned, transferred or otherwise disposed of in the latest such transaction, together with the Property sold, leased, assigned, transferred or otherwise disposed of in all other such transactions after the date of this Agreement, would exceed 15% of the book value of all of the Company's and its subsidiaries' tangible assets (determined in accordance with generally accepted accounting principles, consistently applied) at the time of the latest such transaction, except for
(a) sales of obsolete or worn-out equipment in the ordinary course of business, (b) transfer of such assets between any Subsidiary and the Company or any other Subsidiary, to each of which this Section shall not apply, and
(c) the transfer to the DECD of the fixed assets to be financed by the DECD Financing.

 .c2.Section 7.16.  Notice of Suit or Adverse Change in Business or
Default;. The Company shall give written notice to the Agent within five (5) Business Days after the Company learns of, or forms a belief as to the existence of, any of the following:

              (a) any proceeding(s) being instituted or threatened in writing to be instituted against the Company or any Subsidiary in any federal, state, local or foreign court or before any commission or other regulatory body (federal, state, local or foreign) that is material to the Company and its Subsidiaries taken as a whole;
              (b) any material adverse change in the business, Property or condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole, except those affecting business and/or the poultry industry generally; and
              (c) the occurrence of any Potential Default or Event of Default.
 .c2.Section 7.17. ERISA;. The Company will, and will cause each Subsidiary to, promptly pay and discharge all obligations and liabilities arising under ERISA of a character which if unpaid or unperformed is likely to result in the imposition of a lien against any material portion of the Property of the Company and its Subsidiaries taken as a whole and will promptly notify the Agent, upon the Company becoming aware, of (i) the occurrence of any reportable event (as defined in ERISA) which might result in the termination by the PBGC of any Plan, (ii) receipt of any notice from PBGC of its intention to seek termination of any such Plan or appointment of a trustee therefor, and (iii) its intention to terminate or withdraw from any Plan. The Company will not, and will not permit any Subsidiary to, terminate any such Plan or withdraw therefrom unless it shall be in compliance with all of the terms and conditions of this Agreement after giving effect to any liability to PBGC resulting from such termination or withdrawal.

 .c2.Section 7.18. Use of Proceeds;. The Company shall use the proceeds of each Loan and other extensions of credit hereunder only to repay all of the Company's indebtedness under the Existing Agreement, to finance the expansion of the Company's and the Subsidiaries' operating facilities (including, without limitation, the repayment of other indebtedness incurred for that purpose) and for general working capital purposes of the Company and the Subsidiaries.

 .c2.Section 7.19. Compliance with Laws, etc;. The Company will, and will cause each of its Subsidiaries to, comply in all material respects with all applicable laws, rules, regulations and orders, such compliance to include (without limitation) the maintenance and preservation of its corporate existence and qualification as a foreign corporation, except where the failure to so comply or to be so qualified would not have a material adverse effect on the condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole.

 .c2.Section 7.20. Environmental Covenant;. The Company will, and will cause each of its Subsidiaries to, except as disclosed on Exhibit F attached hereto, use and operate all of its facilities and Properties in compliance with all Environmental Laws, keep all necessary material permits, approvals, certificates, licenses and other authorizations relating to environmental matters in effect and remain in material compliance therewith, and handle all hazardous materials in material compliance with all applicable Environmental Laws, except, as to each of the foregoing, where the failure to do so would not have a material adverse effect on the Company and its Subsidiaries taken as a whole.

 .c2.Section 7.21. Material Subsidiaries;. The Company shall cause each Material Subsidiary, whether now existing or hereafter created or acquired, to execute and deliver to the Agent for the benefit of the Banks, within 30 days of becoming a Material Subsidiary, a guaranty substantially in the form of the Subsidiary Guaranty, together with items described in Sections 6.2(c), (d), (e), (f) and (g) and 6.4 of this Agreement (each dated as of the date of the Subsidiary Guaranty to which it relates) with respect to such Material Subsidiary and such guaranty.

 .c.Section 8.     Events of Default and Remedies;.

  .c2.Section 8.1. Definitions;. Any one or more of the following shall constitute an Event of Default:

              (a) (i) Default in the payment when due of any principal of or interest on any Note or Reimbursement Obligation, whether at the stated maturity thereof or as required by Section 2.4 hereof or at any other time provided in this Agreement, or (ii) default in the payment of any fee or other amount payable by the Company pursuant to this Agreement within 5 Business Days after the Company receives an invoice therefor;
              (b) Default in the observance or performance of any covenant set forth in Section 7.18 hereof;
              (c) Default in the observance or performance of any covenant set forth in Sections 7.5, 7.6, 7.8, 7.9, 7.10, 7.11, 7.12, 7.13,
7.14, 7.15, 7.16 and 7.19 hereof; or
              (d) Default in the observance or performance of any covenant set forth in Section 7.4 hereof and the continuation thereof for 3 Business Days after notice thereof to the Company by any Bank;
              (e) Default in the observance or performance of any other covenant, condition, agreement or provision hereof or any of the other Loan Documents and such default shall continue for 30 days after written notice thereof to the Company by any Bank;
              (f) Default shall occur under any evidence of Indebtedness for Borrowed Money in an aggregate principal amount exceeding $1,000,000 issued or assumed or guaranteed by the Company or any Subsidiary, or under any mortgage, agreement or other similar instrument under which the same may be issued or secured and such default shall continue for a period of time sufficient to permit the acceleration of maturity of the indebtedness evidenced thereby or outstanding or secured thereunder;
              (g) Any representation or warranty made by the Company or any Subsidiary herein or in any Loan Document or in any written statement or certificate furnished by it pursuant hereto or thereto after the date of this Agreement, proves untrue in any material respect as of the date made or deemed made pursuant to the terms hereof and any such breach which is capable of being cured shall not be remedied within 30 days after written notice thereof to the Company by any Bank;
              (h) Any judgment or judgments, writ or writs, or warrant or warrants of attachment, or any similar process or processes which order the payment of money in excess of $1,000,000 over and above any insurance proceeds payable with respect thereto or have a material adverse effect on the ability of the Company and its Subsidiaries taken as a whole to continue to conduct their business in the ordinary course, shall be entered or filed against the Company or any Subsidiary or against any of their respective Property or assets and remain unstayed and undischarged for a period of 30 days from the date of its entry;
              (i) Any reportable event (as defined in ERISA) which constitutes grounds for the termination of any Plan or for the appointment by the appropriate United States District Court of a trustee to administer or liquidate any such Plan, shall have occurred and be continuing thirty (30) days after written notice to such effect shall have been given to the Company by any Bank; or any such Plan shall be terminated in a manner that can reasonably be expected to result in liability under ERISA that is material to the Company and its Subsidiaries taken as a whole; or a trustee shall be appointed by the appropriate United States District Court to administer any such Plan, or the PBGC shall institute proceedings to administer or terminate any such Plan, and any such administration or termination could reasonably be expected to have a material adverse effect on the Company and its Subsidiaries taken as a whole;
              (j) The Company or any Guarantor Subsidiary shall (i) have entered involuntarily against it an order for relief under the Bankruptcy Code of 1978, as amended, (ii) admit in writing its inability to pay, or not pay, its debts generally as they become due or suspend payment of its obligations,
(iii) make an assignment for the benefit of creditors, (iv) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, conservator, liquidator or similar official for it or any substantial part of its property, (v) file a petition seeking relief or institute any proceeding seeking to have entered against it an order for relief under the Bankruptcy Code of 1978, as amended, to adjudicate it insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, marshalling of assets, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, or (vi) fail to contest in good faith any appointment or proceeding described in Section 8.1(k) hereof;
              (k) A custodian, receiver, trustee, conservator, liquidator or similar official shall be appointed for the Company or any Guarantor Subsidiary or any substantial part of the Property of the Company and its Subsidiaries taken as a whole, or a proceeding described in Section 8.1(j)(v) shall be instituted against the Company or any Guarantor Subsidiary and such appointment continues undischarged or any such proceeding continues undismissed or unstayed for a period of 60 days; or
              (l) An "Event of Default" shall occur and be continuing under the Reimbursement Agreement.
  .c2.Section 8.2.  Remedies for Non-Bankruptcy Defaults;.  When any
Event of Default, other than an Event of Default described in subsections (j) and (k) of Section 8.1 hereof, has occurred and is continuing, the Agent, if directed by the Required Banks, shall give notice to the Company and take any or all of the following actions: (i) terminate the remaining Revolving Credit Commitments on the date (which may be the date thereof) stated in such notice,
(ii) declare the principal of and the accrued interest on the Notes and all Reimbursement Obligations to be forthwith due and payable and thereupon the Notes and all Reimbursement Obligations, including both principal and interest, shall be and become immediately due and payable without further demand, presentment, protest or notice of any kind, and (iii) take any action or exercise any remedy under any of the Loan Documents or exercise any other action, right, power or remedy permitted by law. Any Bank may exercise the right of set-off with regard to any deposit accounts or other accounts maintained by the Company with any of the Banks, and the Company's indebtedness hereunder shall be satisfied to the extent of any amount set-off against such indebtedness.

  .c2.Section 8.3. Remedies for Bankruptcy Defaults;. When any Event of Default described in subsections (j) or (k) of Section 8.1 hereof has occurred and is continuing, then the Notes and all Reimbursement Obligations shall immediately become due and payable without presentment, demand, protest or notice of any kind, and the obligation of the Banks to extend further credit pursuant to any of the terms hereof shall immediately terminate.

  .c2.Section 8.4. Additional Remedies;. In addition to the remedies otherwise described in this Section or in the Reimbursement Agreement or any Bond Document, upon the occurrence of an Event of Default hereunder, Harris, acting at the direction of the Required Banks, may exercise one or more of the following rights and remedies: (a) give notice of the occurrence of an Event of Default hereunder (or of an "Event of Default" under the Reimbursement Agreement) to the Trustee directing an acceleration of the Bonds under the Indenture, thereby causing the Bond Letter of Credit to terminate the number of days thereafter specified in the Bond Letter of Credit, or (b) pursue any rights and remedies provided to Harris under the Bond Documents.
 .c.Section 9.     Change in Circumstances Regarding Eurodollar Loans and
Eurodollar Portions;.

  .c2.Section 9.1. Change of Law;. Notwithstanding any other provisions of this Agreement or any Note, if at any time after the date hereof with respect to Eurodollar Loans and Eurodollar Portions, any Bank shall determine in good faith that any change in applicable law or regulation or in the interpretation thereof makes it unlawful for such Bank to make or continue to maintain any Eurodollar Loan or Eurodollar Portion or to give effect to its obligations with respect thereto as contemplated hereby, such Bank shall promptly give notice thereof to the Company to such effect, and such Bank's obligation to make or relend any such affected Eurodollar Loans or Eurodollar Portions under this Agreement shall terminate until it is no longer unlawful for such Bank to make or maintain such affected Loan or Eurodollar Portions. In the event of such a determination, the Company shall prepay the outstanding principal amount of any such affected Eurodollar Loan or Eurodollar Portion made to it, together with all interest accrued thereon and all other amounts due and payable to the Banks under Section 9.4 of this Agreement, on the earlier of the last day of the Interest Period applicable thereto and the first day on which it is illegal for such Bank to have such Loans or Eurodollar Portions outstanding; provided, however, the Company shall then be permitted to elect to borrow the principal amount of such affected Eurodollar Loan or Eurodollar Portion by means of another type of Loan or Portion available hereunder, subject to all of the terms and conditions of this Agreement. In the event that Eurodollar Loans or Eurodollar Portions shall be unavailable as provided in this Section, the Banks and the Company shall negotiate in good faith to make available to the Company, on mutually acceptable terms, Loans or Portions, as the case may be, bearing interest at a rate per annum determined with reference to the rates quoted to Harris in the secondary market by three certificate of deposit dealers of recognized standing for the purchase at face value of Harris' certificates of deposit in an amount and for an interest period equal to an amount and interest period of the requested Loans or Portions, adjusted for reserves and FDIC insurance assessments (the "Adjusted CD Rate").

  .c2.Section 9.2. Unavailability of Deposits or Inability to Ascertain the Adjusted Eurodollar Rate;. Notwithstanding any other provision of this Agreement or any Note to the contrary, if prior to the commencement of any Interest Period any Bank shall reasonably determine (i) that deposits in the amount of any Eurodollar Loan or Eurodollar Portion scheduled to be outstanding are not available to it in the relevant market or (ii) by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Adjusted Eurodollar Rate, then the Agent shall promptly give telephonic or telex notice thereof to the Company and the Banks (such notice to be confirmed in writing), and the obligation of the Banks to make any such Eurodollar Loan or Eurodollar Portion in such amount and for such Interest Period shall terminate until the Company shall thereafter request a Eurodollar Loan or Eurodollar Portion and deposits in such amount and for the Interest Period selected by the Company shall again be readily available in the relevant market and adequate and reasonable means exist for ascertaining the Adjusted Eurodollar Rate. Upon the giving of such notice, the Company may elect to either (i) pay or prepay, as the case may be, such affected Loan or Eurodollar Portion or (ii) reborrow such affected Loan as another type of Loan or Portion available hereunder, subject to all terms and conditions of this Agreement. In the event that Eurodollar Loans or Portions are unavailable pursuant to this Section, the Banks and the Company shall negotiate in good faith for Loans or Portions bearing interest at a rate per annum based on the Adjusted CD Rate to be made available to the Company.

  .c2.Section 9.3.  Taxes, Increased Costs and Reduced Return;.  (a)
With respect to any outstanding Eurodollar Loans and Eurodollar Portions, if any Bank shall determine in good faith that any change in any applicable law, treaty, regulation or guideline (including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System) or any new law, treaty, regulation or guideline, or any interpretation of any of the foregoing by any governmental authority charged with the administration thereof or any central bank or other fiscal, monetary or other authority having jurisdiction over such Bank or its lending branch or the Eurodollar Loans or Eurodollar Portions contemplated by this Agreement (whether or not having the force of law) ("Change in Law") shall:
              (i) impose, modify or deem applicable any reserve, special deposit or similar requirements against assets held by, or deposits in or for the account of, or Eurodollar Loans or Eurodollar Portions by, or any other acquisition of funds or disbursements by, such Bank (other than reserves included in the determination of the Adjusted Eurodollar Rate);
             (ii) subject such Bank, any Eurodollar Loan, any Eurodollar Portion or any Note to any tax (including, without limitation, any United States interest equalization tax or similar tax however named applicable to the acquisition or holding of debt obligations and any interest or penalties with respect thereto), duty, charge, stamp tax, fee deduction or withholding in respect of this Agreement, any Eurodollar Loan, any Eurodollar Portion or any Note except such taxes as may be measured by the overall net income of such Bank or its lending branch and imposed by the jurisdiction, or any political subdivision or taxing authority thereof, in which such Bank's principal executive office or its lending branch is located or in which the Bank has nexus;
            (iii) change the basis of taxation of payments of principal and interest due from the Company to such Bank hereunder or under any Note (other than by a change in taxation of the overall net income of such Bank); or
             (iv) impose on such Bank any penalty with respect to the foregoing or any other condition regarding this Agreement, its disbursement, any Eurodollar Loan, any Eurodollar Portion or any Note;
and such Bank shall determine in good faith that the result of any of the foregoing is to increase the cost (whether by incurring a cost or adding to a cost) to such Bank of making or maintaining any Eurodollar Loan or any Eurodollar Portion hereunder or to reduce the amount of principal or interest received by such Bank, then, within fifteen (15) days after demand by such Bank (with a copy to the Agent), the Company shall pay to such Bank from time to time as specified by such Bank such additional amounts as such Bank shall determine are sufficient to compensate and indemnify it for such increased cost or reduced amount.
         (b) If, after the date hereof, any Bank or the Agent shall have determined in good faith that the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein (including, without limitation, any revision in the Final Risk-Based Capital Guidelines of the Board of Governors of the Federal Reserve System (12 CFR Part 208, Appendix A; 12 CFR Part 225, Appendix A) or of the Office of the Comptroller of the Currency (12 CFR Part 3, Appendix A), or in any other applicable capital rules heretofore adopted and issued by any governmental authority), or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Lending Office) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank's capital, or on the capital of any corporation controlling such Bank, in each case as a consequence of its obligations hereunder to a level below that which such Bank would have achieved but for such adoption, change or compliance (taking into consideration such Bank's policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within fifteen (15) days after demand by such Bank (with a copy to the Agent), the Company shall pay to such Bank such additional amount or amounts as will compensate such Bank for such reduction.
         (c) If any Bank makes such a claim for compensation, it shall provide to the Company a certificate setting forth such increased cost or reduced amount as a result of any event mentioned herein specifying such Change in Law, and such certificate shall be conclusive and binding on the Company as to the amount thereof except in the case of manifest error. Upon the imposition of any such cost, the Company may prepay any affected Loan, subject to the provisions of Sections 2.3 and 9.4 hereof.
  .c2.Section 9.4. Funding Indemnity;. (a) In the event any Bank shall incur any loss, cost, expense or premium (including, without limitation, any loss of profit and any loss, cost, expense or premium incurred by reason of the liquidation or re-employment of deposits or other funds acquired by such Bank to fund or maintain any Eurodollar Loan or Eurodollar Portion or the relending or reinvesting of such deposits or amounts paid such Bank) as a result of:
              (i) any payment or prepayment of a Eurodollar Loan or Eurodollar Portion on a date other than the last day of the then applicable Interest Period; or
             (ii)  any failure by the Company to borrow any Eurodollar
Loan or Eurodollar Portion on the date specified in the notice given pursuant to Section 1.5 hereof;
then, upon the demand of such Bank, the Company shall pay, within fifteen (15) days after demand by such Bank (with a copy to the Agent), to such Bank such amount as will reimburse such Bank for such loss, cost or expense.
         (b)  If any Bank makes a claim for compensation under this
Section 9.4, it shall provide to the Company a certificate setting forth the amount of such loss, cost or expense in reasonable detail and such certificate shall be conclusive and binding on the Company as to the amount thereof except in the case of manifest error.

  .c2.Section 9.5. Lending Branch;. Each Bank may, at its option, elect to make, fund or maintain its Eurodollar Loans and Eurodollar Portions hereunder at the branch or office specified opposite its signature on the signature page hereof or such other of its branches or offices as such Bank may from time to time elect, subject to the provisions of Section 1.5(b) hereof.

  .c2.Section 9.6. Discretion of Bank as to Manner of Funding;. Notwithstanding any provision of this Agreement to the contrary, each Bank which is match-funding its Eurodollar Loans and/or Eurodollar Portions shall be entitled to fund and maintain its funding of all or any part of its Loans in any manner it sees fit, it being understood however, that for the purposes of this Agreement all determinations hereunder shall be made as if the Banks which are match-funding their Eurodollar Loans and/or Eurodollar Portions had actually funded and maintained each Eurodollar Loan and Eurodollar Portion during each Interest Period for such Loan or Portion, as the case may be, through the purchase of deposits in the relevant interbank market having a maturity corresponding to such Interest Period and bearing an interest rate equal to the Adjusted Eurodollar Rate for such Interest Period.

 .c.Section 10.    The Agent;.

 .c2.Section 10.1.  Appointment and Powers;.  Harris Trust and Savings
Bank is hereby appointed by the Banks as Agent under the Loan Documents and each of the Banks irrevocably authorizes the Agent to act as the Agent of such Bank. The Agent agrees to act as such upon the express conditions contained in this Agreement.

 .c2.Section 10.2. Powers;. The Agent shall have and may exercise such powers hereunder as are specifically delegated to the Agent by the terms of the Loan Documents, together with such powers as are incidental thereto. The Agent shall have no implied duties to the Banks, nor any obligation to the Banks to take any action under the Loan Documents except any action specifically provided by the Loan Documents to be taken by the Agent.

 .c2.Section 10.3. General Immunity;. Neither the Agent nor any of its directors, officers, agents or employees shall be liable to the Banks or any Bank for any action taken or omitted to be taken by it or them under the Loan Documents or in connection therewith except for its or their own gross negligence or willful misconduct.

 .c2.Section 10.4.  No Responsibility for Loans, Recitals, etc;.  The
Agent shall not (i) be responsible to the Banks for any recitals, reports, statements, warranties or representations contained in the Loan Documents or furnished pursuant thereto, (ii) be responsible for any Loans or Reimbursement Obligations hereunder or (iii) be bound to ascertain or inquire as to the performance or observance of any of the terms of the Loan Documents. In addition, neither the Agent nor its counsel shall be responsible to the Banks for the enforceability or validity of any of the Loan Documents.

 .c2.Section 10.5.  Right to Indemnity;.  The Banks hereby indemnify the
Agent for any actions taken in accordance with this Section 10, and the Agent shall be fully justified in failing or refusing to take any action hereunder, unless it shall first be indemnified to its satisfaction by the Banks pro rata in accordance with their respective Commitment Percentages against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action, other than any liability which may arise out of Agent's gross negligence or willful misconduct.

 .c2.Section 10.6. Action Upon Instructions of Banks;. The Agent agrees, upon the written request of the Required Banks, to take any action of the type specified in the Loan Documents as being within the Agent's rights, duties, powers or discretion. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with written instructions signed by the Required Banks, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Banks and on all holders of the Notes. In the absence of a request by the Required Banks, the Agent shall have authority, in its sole discretion, to take or not to take any such action, unless the Loan Documents specifically require the consent of all of the Banks.

 .c2.Section 10.7. Employment of Agents and Counsel;. The Agent may execute any of its duties as Agent hereunder by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Banks, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it in good faith and with reasonable care. The Agent shall be entitled to advice and opinion of legal counsel concerning all matters pertaining to the duties of the agency hereby created and shall be protected in acting in reliance thereon.

 .c2. Section 10.8. Reliance on Documents; Counsel';. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it in good faith to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of legal counsel selected by the Agent.

 .c2.Section 10.9. May Treat Payee as Owner;. The Agent may deem and treat the payee of any Note as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any person, firm or corporation who at the time of making such request or giving such authority or consent is the holder of any such Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note issued in exchange therefor.

 .c2.Section 10.10. Agent's Reimbursement;. Each Bank agrees to reimburse the Agent pro rata in accordance with its Commitment Percentage for any reasonable out-of-pocket expenses (including fees and charges for field audits) not reimbursed by the Company (a) for which the Agent is entitled to reimbursement by the Company under the Loan Documents and (b) for any other reasonable expenses incurred by the Agent on behalf of the Banks, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents.

 .c2.Section 10.11. Rights as a Lender;. With respect to its commitment, Loans made by it, Reimbursement Obligations held by it and the Notes issued to it, the Agent shall have the same rights and powers hereunder as any Bank and may exercise the same as though it were not the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent may accept deposits from, lend money to, and generally engage in any kind of banking or trust business with the Company and any Subsidiary as if it were not the Agent.

 .c2.Section 10.12. Bank Credit Decision;. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank and based on the financial statements referred to in Section 5.2 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into the Loan Documents. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents.

 .c2.Section 10.13. Resignation of Agent;. Subject to the appointment of a successor Agent, the Agent may resign as Agent for the Banks under this Agreement and the other Loan Documents at any time by sixty days' notice in writing to the Banks. Such resignation shall take effect upon appointment of such successor. The Banks shall have the right to appoint a successor Agent who shall be entitled to all of the rights of, and vested with the same powers as, the original Agent under the Loan Documents. In the event a successor Agent shall not have been appointed within the sixty day period following the giving of notice by the Agent, the Agent may appoint its own successor. Resignation by the Agent shall not affect or impair the rights of the Agent under Sections 10.5 and 10.10 hereof with respect to all matters preceding such resignation. Any successor Agent must be a national banking association or a bank chartered in any State of the United States and must have capital and surplus of at least $250,000,000 and be approved by the Company (which approval will not be unreasonably withheld).

 .c2.Section 10.14.  Duration of Agency;.  The agency established by
Section 10.1 hereof shall continue, and Sections 10.1 through and including this Section 10.14 shall remain in full force and effect, until the Notes, all Reimbursement Obligations and all other amounts due hereunder and thereunder shall have been paid in full and the Banks' commitments to extend credit to or for the benefit of the Company shall have terminated or expired.

 .c2.Section 10.15. Removal of Agent;. Subject to the appointment of a successor Agent, the Required Banks, with the consent of the Company (which consent will not be unreasonably withheld), may remove the Agent for the Banks under this Agreement at any time by thirty days' notice in writing to the Agent. Such removal shall take effect upon appointment of such successor.
The Required Banks shall have the right to appoint a successor Agent who shall be entitled to all of the rights of, and vested with the same powers as, the original Agent under the Loan Documents. In the event a successor Agent shall not have been appointed within the thirty day period following the giving of notice to the Agent, the Agent may appoint its own successor. The removal of the Agent shall not affect or impair the rights of the Agent under Sections
10.5 and 10.10 hereof with respect to all matters preceding such removal. Any successor Agent must be a national banking association or a bank chartered in any State of the United States and must have capital and surplus of at least $250,000,000 and be approved by the Company (which approval will not be unreasonably withheld).

 .c.Section 11.    Miscellaneous;.

 .c2.Section 11.1. Amendments and Waivers;. Any term, covenant, agreement or condition of this Agreement may be amended only by a written amendment executed by the Company, the Required Banks and, if the rights or duties of the Agent are affected thereby, the Agent, or compliance therewith only may be waived (either generally or in a particular instance and either retroactively or prospectively), if the Company shall have obtained the consent in writing of the Required Banks and, if the rights or duties of the Agent are affected thereby, the Agent, provided, however, that without the consent in writing of the holders of all outstanding Notes, or all Banks if no Notes are outstanding, no such amendment or waiver shall (i) change the amount or postpone the date of payment of any scheduled payment or required prepayment of principal of the Notes or reduce the rate or extend the time of payment of interest on the Notes, or reduce the amount of principal thereof, or modify any of the provisions of the Notes with respect to the payment or prepayment thereof, (ii) give to any Note any preference over any other Notes,
(iii) amend the definition of Required Banks, (iv) alter, modify or amend the provisions of this Section 11.1, (v) change the amount or term of, or extend, any of the Banks' Revolving Credit Commitments or the fees required under
Section 2.1 hereof, (vi) alter, modify or amend the provisions of Section 6 of this Agreement, (vii) alter, modify or amend any Bank's right hereunder to consent to any action, make any request or give any notice, or (viii) terminate the Subsidiary Guaranty or knowingly release any Guarantor Subsidiary from its obligations thereunder. Any such amendment or waiver shall apply equally to all Banks and the holders of the Notes and shall be binding upon them, upon each future holder of any Note and upon the Company, whether or not such Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation not expressly amended or waived.

 .c2.Section 11.2. Waiver of Rights;. No delay or failure on the part of the Agent or any Bank or on the part of the holder or holders of any Note in the exercise of any power or right shall operate as a waiver thereof, nor as an acquiescence in any Potential Default or Event of Default, nor shall any single or partial exercise of any power or right preclude any other or further exercise thereof, or the exercise of any other power or right, and the rights and remedies hereunder of the Agent, the Banks and of the holder or holders of any Notes are cumulative to, and not exclusive of, any rights or remedies which any of them would otherwise have.

 .c2.Section 11.3. Several Obligations;. The commitments of each of the Banks hereunder shall be the several obligations of each Bank and the failure on the part of any one or more of the Banks to perform hereunder shall not affect the obligation of the other Banks hereunder, provided that nothing herein contained shall relieve any Bank from any liability for its failure to so perform. In the event that any one or more of the Banks shall fail to perform its commitment hereunder, all payments thereafter received by the Agent on the principal of Loans or Reimbursement Obligations hereunder shall be distributed by the Agent to the Banks making such additional Loans or Reimbursement Obligations ratably as among them in accordance with the principal amount of additional Loans or Reimbursement Obligations made by them until such additional Loans or Reimbursement Obligations shall have been fully paid and satisfied, and all payments on account of interest shall be applied as among all the Banks ratably in accordance with the amount of interest owing to each of the Banks as of the date of the receipt of such interest payment.

 .c2.Section 11.4. Non-Business Day;. (a) If any payment of principal or interest on any Domestic Rate Loan or Domestic Rate Portion shall fall due on a day which is not a Business Day, interest at the rate such Loan or Portion bears for the period prior to maturity shall continue to accrue on such principal from the stated due date thereof to and including the next succeeding Business Day on which the same is payable.
         (b)  If any payment of principal or interest on any Eurodollar
Loan or Eurodollar Portion shall fall due on a day which is not a Banking Day, the payment date thereof shall be extended to the next date which is a Banking Day and the Interest Period for such Loan or Portion shall be accordingly extended, unless as a result thereof any payment date would fall in the next calendar month, in which case such payment date shall be the next preceding Banking Day.

 .c2.Section 11.5. Survival of Indemnities;. All indemnities and all provisions relative to reimbursement to the Banks of amounts sufficient to protect the yield to the Banks with respect to Eurodollar Loans and Eurodollar Portions, including, but not limited to, Sections 9.3 and 9.4 hereof, shall survive the termination of this Agreement and the payment of the Notes.

 .c2.Section 11.6. Documentary Taxes;. Although the Company is of the opinion that no documentary or similar taxes are payable in respect to this Agreement or the Notes, the Company agrees that it will pay such taxes, including interest and penalties, in the event any such taxes are assessed irrespective of when such assessment is made and whether or not any credit is then in use or available hereunder.

 .c2.Section 11.7. Representations;. All representations and warranties made herein or in certificates given pursuant hereto shall survive the execution and delivery of this Agreement and of the Notes, and shall continue in full force and effect with respect to the date as of which they were made and as reaffirmed on the date of each borrowing (as and to the extent provided in Section 6.3 hereof) and as long as any credit is in use or available hereunder.

 .c2.Section 11.8. Notices;. Unless otherwise expressly provided herein, all communications provided for herein shall be in writing or by telex and shall be deemed to have been given or made when served personally, when an answer back is received in the case of notice by telex or 2 days after the date when deposited in the United States mail (registered, if to the Company) addressed if to the Company to 225 North 13th Avenue, Laurel, Mississippi 39440, Attention: Chief Financial Officer; if to the Agent or Harris at 111 West Monroe Street, Chicago, Illinois 60690, Attention: Agribusiness Division; and if to any of the Banks, at the address for such Bank set forth under its signature hereon; or at such other address as shall be designated by any party hereto in a written notice to each other party pursuant to this
Section 11.8.

 .c2.'Section 11.9.  Costs and Expenses; Environmental Indemnity';.  (a)
The Company agrees to pay on demand all customary and reasonable out-of-pocket costs and expenses of the Agent in connection with the negotiation, preparation, execution and delivery of this Agreement, the Notes and the other instruments and documents to be delivered hereunder or in connection with the transactions contemplated hereby (unless otherwise expressly limited herein), including the reasonable fees and expenses of Chapman and Cutler, special counsel to the Agent; all reasonable out-of-pocket costs and expenses of the Agent and the reasonable out-of-pocket costs and expenses of each Bank (including in each case reasonable attorneys' fees and expenses) incurred in connection with any consents or waivers hereunder or amendments hereto in each case requested by the Company, and all reasonable out-of-pocket costs and expenses (including reasonable attorneys' fees and expenses), if any, incurred by the Agent, the Banks or any other holders of a Note in connection with the enforcement against the Company or any Guarantor Subsidiary of this Agreement or the Notes and the other instruments and documents to be delivered hereunder.
         (b) Without limiting the generality of the foregoing, the Company unconditionally agrees to indemnify, defend and hold harmless, the Agent and each Bank, and covenants not to sue for any claim for contribution against, the Agent or any Bank for any damages, costs, loss or expense, including without limitation, response, remedial or removal costs, arising out of any of the following: (i) any presence, release, threatened release or disposal of any hazardous or toxic substance or petroleum by the Company or any Subsidiary or otherwise occurring on or with respect to their respective Property, (ii) the operation or violation of any Environmental Law, whether federal, state, or local, and any regulations promulgated thereunder, by the Company or any Subsidiary or otherwise occurring on or with respect to their respective Property, (iii) any claim for personal injury or property damage in connection with the Company or any Subsidiary or otherwise occurring on or with respect to their respective Property, and (iv) the inaccuracy or breach of any environmental representation, warranty or covenant by the Company made herein or in any loan agreement, promissory note, mortgage, deed of trust, security agreement or any other instrument or document evidencing or securing any indebtedness, obligations or liabilities of the Company owing to the Agent or any Bank or setting forth terms and conditions applicable thereto or otherwise relating thereto; provided, however, the foregoing provisions shall not apply to damages arising from the Agent's or such Bank's misconduct or negligence. This indemnification shall survive the payment and satisfaction of all indebtedness, obligations and liabilities of the Company owing to the Agent and the Banks and the termination of this Agreement, and shall remain in force beyond the expiration of any applicable statute of limitations and payment or satisfaction in full of any single claim under this indemnification. This indemnification shall be binding upon the successors and assigns of the Company and shall inure to the benefit of Agent and the Banks and their respective directors, officers, employees, agents, and collateral trustees, and their successors and assigns.
         (c) The provisions of this Section 11.9 shall survive payment of the Notes and Reimbursement Obligations and the termination of the Banks' Revolving Credit Commitments hereunder.

 .c2.Section 11.10. Counterparts;. This Agreement may be executed in any number of counterparts and all such counterparts taken together shall be deemed to constitute one and the same instrument. One or more of the Banks may execute a separate counterpart of this Agreement which has also been executed by the Company, and this Agreement shall become effective as and when all of the Banks have executed this Agreement or a counterpart thereof and lodged the same with the Agent.

 .c2.Section 11.11. Successors and Assigns; Governing Law; Entire Agreement';. This Agreement shall be binding upon each of the Company and the Banks and their respective successors and assigns, and shall inure to the benefit of the Company and each of the Banks and the benefit of their respective successors and assigns, including any subsequent holder of any Note. This Agreement and the rights and duties of the parties hereto shall be construed and determined in accordance with the laws of the State of Illinois, without regard to Illinois conflict of laws principles. This Agreement constitutes the entire understanding of the parties with respect to the subject matter hereof and any prior agreements, whether written or oral, with respect thereto are superseded hereby. The Company may not assign any of its rights or obligations hereunder without the written consent of all of the Banks. The Banks may assign their rights under the Loan Documents only in accordance with Sections 11.16 and 11.17 hereof.

 .c2.Section 11.12.  No Joint Venture;.  Nothing contained in this
Agreement shall be deemed to create a partnership or joint venture among the parties hereto.

 .c2.Section 11.13. Severability;. In the event that any term or provision hereof is determined to be unenforceable or illegal, it shall be deemed severed herefrom to the extent of the illegality and/or unenforceability and all other provisions hereof shall remain in full force and effect.

 .c2.Section 11.14. Table of Contents and Headings;. The table of contents and section headings in this Agreement are for reference only and shall not affect the construction of any provision hereof.

 .c2.Section 11.15. Sharing of Payments;. Each Bank agrees with each other Bank that if such Bank shall receive and retain any payment, whether by set-off or application of deposit balances or otherwise ("Set-Off"), on any Loan, Reimbursement Obligation or other amount outstanding under this Agreement in excess of its ratable share of payments on all Loans, Reimbursement Obligations and other amounts then outstanding to the Banks, then such Bank shall purchase for cash at face value, but without recourse, ratably from each of the other Banks such amount of the Loans and Reimbursement Obligations held by each such other Bank (or interest therein) as shall be necessary to cause such Bank to share such excess payment ratably with all the other Banks; provided, however, that if any such purchase is made by any Bank, and if such excess payment or part thereof is thereafter recovered from such purchasing Bank, the related purchases from the other Banks shall be rescinded ratably and the purchase price restored as to the portion of such excess payment so recovered, but without interest. Each Bank's ratable share of any such Set-Off shall be determined by the proportion that the aggregate principal amount of Loans and Reimbursement Obligations then due and payable to such Bank bears to the total aggregate principal amount of Loans and Reimbursement Obligations then due and payable to all the Banks.

 .c2.Section 11.16. Participants and Note Assignees;. Subject to applicable legal requirements (including any applicable securities laws) each Bank shall have the right, at its own cost, to grant participations (to be evidenced by one or more agreements or certificates of participation) in the Loans, Reimbursement Obligations and Portions made and/or Revolving Credit Commitments held by such Bank at any time and from time to time, and to assign its rights under such Loans, Reimbursement Obligations, Portions or the Notes evidencing such Loans, Reimbursement Obligations and Portions, and under the other Loan Documents, to one or more other Persons; provided that no such participation or assignment shall relieve any Bank of any of its obligations under this Agreement, and, provided, further that no such assignee or participant shall have any rights under this Agreement except as provided in this Section 11.16, and the Agent shall have no obligation or responsibility to such participant or assignee, except that nothing herein provided is intended to affect the rights of an assignee of a Note to enforce the Note assigned and provided, further, that no Bank shall grant participations or assignments in more than 50% of its original Revolving Credit Commitment, Loans, Reimbursement Obligations and Portions, and provided further, that each such participation or assignment shall be in a minimum principal amount of $5,000,000. Any agreement pursuant to which such participation or assignment of Loans, Reimbursement Obligations, Portions or a Note or the rights thereunder is granted shall provide (a) that the granting Bank shall retain the sole right and responsibility to enforce the obligations of the Company and Guarantor Subsidiaries under this Agreement and the other Loan Documents including, without limitation, the right to approve any amendment, modification or waiver of any provision of the Loan Documents, except that such agreement may provide that such Bank will not agree to any modification, amendment or waiver of the Loan Documents described in clause (i) of Section
11.1 hereof without the consent of such participant or assignee, (b) that the participant agrees to be bound by Section 11.18 of this Agreement to the same extent as if it were a Bank and (c) that the participant may not grant subparticipations in, or further assign, its rights in the Loans, Reimbursement Obligations, Portions or Notes. Any party to which such a participation or assignment has been granted shall have the benefits of
Section 9.3 and Section 9.4 hereof. Any Bank assigning any Note hereunder shall give prompt notice thereof to the Company and the Agent, who shall in each case only be required to treat such assignee of a Note as the holder thereof after receipt of such notice. The Company and each Guarantor Subsidiary authorizes each Bank to disclose to any purchaser or prospective purchaser, if such purchaser or prospective purchaser has first agreed to be bound by Section 11.18 below to the same extent as if it were a Bank, of an interest in its Loan, Reimbursement Obligation or Portion or its Revolving Credit Commitments under this Section 11.16 any financial or other information pertaining to the Company or any Guarantor Subsidiary.

 .c2.Section 11.17. Assignment of Commitments by Banks;. Subject to applicable legal requirements (including any applicable securities laws) each Bank that is an original party to this Agreement shall have the right at any time, with the prior consent of the Company, which shall not be unreasonably withheld, to sell, assign, transfer or negotiate all or any part of its Revolving Credit Commitment (including the same percentage of its Note and outstanding Loans, Reimbursement Obligations or Portions owed to it) to one or more commercial banks or other financial institutions, provided that such assignment shall be of a fixed percentage (and not by its terms of varying percentage) of the assigning Bank's Revolving Credit Commitment and shall assign the same percentage of the assigning Bank's Revolving Credit Commitment provided, however, that in order to make any such assignment (i) the assigning Bank shall retain a Revolving Credit Commitment in an amount equal to at least 50% of such Bank's original Revolving Credit Commitment hereunder, and (ii) each of the assignor and the assignee Bank shall have a Revolving Credit Commitment of at least $5,000,000. Any such assignee shall become a Bank for all purposes hereunder to the extent of the Revolving Credit Commitment it assumes and the assigning Bank shall be released from its obligations and will have released its rights under the Loan Documents to the extent of such assignment. The Company and each Guarantor Subsidiary authorize each Bank to disclose to any purchaser or prospective purchaser, if such purchaser or prospective purchaser has first agreed to be bound by Section 11.18 below to the same extent as if it were a Bank, of an interest in its Loan, Reimbursement Obligation or Portion or its Revolving Credit Commitments under this Section 11.17 any financial or other information pertaining to the Company or any Guarantor Subsidiary.

 .c2.Section 11.18. Confidentiality;. Each Bank will keep confidential any non-public information concerning the Company and its Subsidiaries furnished by the Company (which is designated by the Company as confidential at the time such information is furnished to the Bank or is actually known by such Bank to be confidential) or obtained by such Bank through its inspections and audits pursuant to Section 7.5 hereof or any Security Document and known by such Bank to be confidential, except that any Bank may disclose such information (i) to regulatory authorities having jurisdiction, (ii) pursuant to subpoena or other legal process, (iii) to such Bank's counsel and auditors in connection with matters concerning this Agreement, (iv) to such Bank's consultants in connection with negotiations concerning this Agreement or the other Loan Documents and (v) to prospective participants or assignees in the Loans and participants and assignees in the Loans, provided that any Persons described in clauses (iv) and (v) shall first agree to be bound to comply with the terms of this Section to the same extent as if it were a Bank. In the situations described above (except where the Company is a party), each Bank shall notify the Company as promptly as practicable of the receipt of a request for such disclosure and furnish it with a copy of such subpoena or other legal process (to the extent such Bank is legally permitted to do so). The provisions of this Section shall survive the payment of the Notes and the termination of this Agreement.

Upon your acceptance hereof in the manner hereinafter set forth, this Agreement shall be a contract between us for the purposes hereinabove set forth.

Dated as of July 31, 1996.

 .c4.Signature Page;
                        Sanderson Farms, Inc.


                        By /s/ Joe Sanderson, Jr.
                        Its President and Chief Executive
                                           Officer

Accepted and Agreed to as of the day and year last above written.

                        Harris Trust and Savings Bank
                        individually and as Agent

                        By /s/ Carl A. Blackham
                        Its Vice President
                        Address:    111 West Monroe Street
                                    Chicago, Illinois 60690
                        Attention:  Agribusiness Division

                        SunTrust Bank, Atlanta

                        By /s/ Gregory L. Cannon

                        Its Vice President
                        Address:    25 Park Place
                                     Atlanta, Georgia 30303
                        Attention:  Greg Cannon

                        Deposit Guaranty National Bank

                        By /s/ Stanley A. Herren

                        Its Senior Vice President

                        Address:    210 East Capitol Street
                                    Jackson, Mississippi 39201
                        Attention:  Stanley A. Herren


                        Caisse Nationale de Credit Agricole,
                        Chicago Branch

                        By /s/ W. Leroy Startz

                        Its  First Vice President
                        Address:    55 East Monroe Street
                                    Suite 4700
                                    Chicago, Illinois  60603
                        Attention:  Ted Tice

                        Trustmark National Bank

                        By /s/ William H. Edwards

                        Its  Vice President

                        Address:    248 East Capitol Street
                                    Jackson, Mississippi 39205
                        Attention:  William H. Edwards

Exhibit A
                            Sanderson Farms, Inc.
                            Revolving Credit Note
                                                       July 31, 1996

For Value Received, the undersigned, Sanderson Farms, Inc., a Mississippi corporation (the "Company") promises to pay to the order of _________________________ (the "Lender") on the Revolving Credit Termination Date (as defined in the Credit Agreement referred to below) at the principal office of Harris Trust and Savings Bank in Chicago, Illinois, the principal sum of ____________________________________________ or, if less, the aggregate unpaid principal amount of all Revolving Credit Loans made by the Lender to the Company under the Revolving Credit provided for under the Credit Agreement hereinafter mentioned and remaining unpaid on the Revolving Credit Termination Date together with interest on the principal amount of each Revolving Credit Loan from time to time outstanding hereunder at the rates, and payable in the manner and on the dates, specified in said Credit Agreement.
The Lender shall record on its books or records or on the schedule to this Note which is a part hereof the principal amount of each Revolving Credit Loan made under the Revolving Credit, all payments of principal and interest and the principal balances from time to time outstanding; provided that prior to the transfer of this Note all such amounts shall be recorded on the schedule attached to this Note. The record thereof, whether shown on such books or records or on the schedule to this Note, shall be prima facie evidence as to all such amounts; provided, however, that the failure of the Lender to record, or any mistake in recording, any of the foregoing shall not limit or otherwise affect the obligation of the Company to repay all Revolving Credit Loans made under the Revolving Credit, together with accrued interest thereon.
This Note is one of the Revolving Notes referred to in and issued under that certain Credit Agreement dated as of July 31, 1996, among the Company, Harris Trust and Savings Bank, as Agent, and the banks named therein, as amended from time to time (the "Credit Agreement"), and this Note and the holder hereof are entitled to all of the benefits and security provided for thereby or referred to therein. Payment of this Note has been guaranteed pursuant to that certain Guaranty Agreement dated as of July 31, 1996 from the Guarantor Subsidiaries to the Banks, to which reference is hereby made for a statement of the terms thereof. All defined terms used in this Note, except terms otherwise defined herein, shall have the same meaning as such terms have in said Credit Agreement.

Prepayments may be made on any Revolving Credit Loan evidenced hereby and this Note (and the Revolving Credit Loans evidenced hereby) may be declared due prior to the expressed maturity thereof, all in the events, on the terms and in the manner as provided for in said Credit Agreement.

The Company hereby waives presentment for payment and demand.

This Note is governed by and shall be construed in accordance with the internal laws of the State of Illinois.


                                      Sanderson Farms, Inc.


                                      By
                                      Its

                             Exhibit B

                       Sanderson Farms, Inc.
                           Term Loan Note

$__________________                                      ___________, 199__

For Value Received, the undersigned, Sanderson Farms, Inc., a Mississippi corporation (the "Company"), promises to pay to the order of ________________________ (the "Lender"), at the principal office of Harris Trust and Savings Bank in Chicago, Illinois, the principal sum of ____________________________________ Dollars ($____________), in eight
(8) consecutive semiannual installments, commencing on ____________, 199__ and continuing on the _____ day of each _____________ and ___________ occurring thereafter to and including _______________, 199__.

This Note evidences indebtedness constituting part of a "Domestic Rate Portion" and "Eurodollar Portions" as such terms are defined in that certain Credit Agreement dated as of July 31, 1996 by and between the Company, Harris Trust and Savings Bank, individually and as Agent, and certain lenders which are or may from time to time become parties thereto (the "Credit Agreement") made and to be made to the Company by the Lender under the Credit Agreement and the Company hereby promises to pay interest at the office specified above on each loan evidenced hereby at the rates and times specified therefor in the Credit Agreement.

Any prepayment of principal hereon, the status of the indebtedness evidenced hereby from time to time as part of the Domestic Rate Portion or a Eurodollar Portion and the interest rates and interest periods applicable thereto shall be endorsed by the holder hereof on the reverse side hereof or recorded on its records (provided that such entries shall be endorsed on the reverse side hereof prior to any negotiation hereof) and the Company agrees that in any action or proceeding instituted to collect or enforce collection of this Note, the entries so endorsed on the reverse side hereof or recorded on the books and records of the Lender shall be prima facie evidence of the unpaid balance of this Note and the status of each loan from time to time as part of a Domestic Rate Portion or a Eurodollar Portion and the interest rates and interest periods applicable thereto.

This Note is issued by the Company under the terms and provisions of the Credit Agreement and this Note and the holder are entitled to all of the benefits and security provided for thereby or referred to therein. This Note may be declared to be, or be and become, due prior to its expressed maturity upon the occurrence of an event of default specified in the Credit Agreement, voluntary prepayments may under certain circumstances be made thereon, and certain prepayments are required to be made hereon, all in the events, on the terms and with the effects provided in the Credit Agreement.

This Note is governed by and shall be construed in accordance with the internal laws of the State of Illinois.

The Company hereby waives presentment for payment and demand.

                                  Sanderson Farms, Inc.



                                  By
                                  Its

                              EXHIBIT C

APPLICATION AND AGREEMENT FOR IRREVOCABLE COMMERCIAL LETTER OF CREDIT

HARRIS      P.O. Box 755                   L/C No.
BANK        Chicago, Illinois 60690            (For Bank use only)
            Telephone: (312) 461-5072
            Cable address: HARRIS BANK
            Telex: 25-3417 (HARISINT CGO)Date

Please issue an irrevocable Letter of Credit as set forth below and forward same to your correspondent for delivery to the beneficiary by


     Airmail  Airmail,
 with short preliminary cable advice   Full Cable

              ADVISING BANK       FOR ACCOUNT OF (APPLICANT)
(If Blank, Harris Bank will select a bank)

                                               Amount
IN FAVOR OF (BENEFICIARY)    In Figures
                        In Words

                        Expiry Date         Latest date    for shipment
                                            (Optional)

                        In the country of the
                        beneficiary unless otherwise indicated

Available by drafts at       For  Invoice amount of merchandise
                                        drawn on

("at sight", "30 day sight", etc.       (full or percentage)

Harris Bank or  Advising Bank* (*Payment will be effected prior to receipt of documents at Harris
                            Bank).
DRAFTS MUST BE ACCOMPANIED BY THE FOLLOWING DOCUMENTS (in duplicate unless otherwise specified)

Commercial Invoice
Packing List
Special U.S. Customs invoice
Certificate of origin Form A
Negotiable Marine/Air Insurance Policy or Certificate covering: Coverage   of
invoice    (    110% unless      All Risks        War Risks
           PERCENT       otherwise specified)

     Other Risks (please specify)
Other documents, if any:
Full set of at least two ORIGINAL clean on board ocean bills of Lading issued to order of shipper, endorsed in blank, marked
"Freight

          Collect     Prepaid
Clean airway bill in          consigned
                              Marked Freight Collect   Prepaid
Other Transport Document
                                   Marked Freight Collect Prepaid
Notify

Merchandise Description


(Please mention commodity only, omitting details as to grade, quality, etc.)
Check one:            FOB     C&I  C&F     CIF
                      OTHER

          (Name of city, Port or Airport)

Shipment from:        Partial Shipments Permitted      Prohibited

To:                           Transshipments      Permitted      Prohibited

     Documents must be presented to the negotiating or paying bank within days after the issuance of documents evidencing shipment or dispatch or taken in charge (shipping documents). Documents presented within this period and within the validity of the letter of credit will be negotiated.


     Insurance effected by ourselves. We agree to keep insurance coverage in force until this transaction is completed.
Discount charges (if the tenor is other than sight) are for the account of
     the:   Applicant Beneficiary

All banking charges, other than those of Harris bank:  Applicant Beneficiary


Other Instructions


Unless otherwise instructed, documents will be forwarded to us in one airmail by the negotiating bank. The credit will be subject to the Uniform Customs and Practice for the Documentary Credits (1983 revision) the International Chamber of Commerce Publication No. 400
In consideration of your opening your
Commercial Letter of Credit (hereinafter called "Credit") substantially in accordance with the foregoing application, we hereby agree with you as follows:

     1. We agree to pay you in cash the amount of each draft or acceptance drawn under, or purporting to be drawn under the Credit, such payment to be made at the maturity of each respective draft or acceptance, or on demand prior thereto.

     2. Payment shall be made by us at your office in Chicago, Illinois, in lawful money of the United States. As to drafts or acceptances which are payable in currency other than United States currency, the amount to be paid by us shall be the equivalent of the amount paid by you at the rate of exchange then current in Chicago for cable transfers to the place of payment in the currency in which such draft is drawn. If there is then no rate of exchange generally current in Chicago for effective cable transfers, we agree on demand to pay you an amount which you then deem necessary to pay or provide for the payment of our obligations hereunder; but in any such event we shall remain liable for any deficiency which may result if the actual cost to you of settlement of your obligations under the Credit proves to be in excess of the amount so paid by us, and we shall be entitled to a refund, without interest, of any excess payment made by us.

     3. We also agree to pay you, on demand, a commission fee for issuance and payment of the Credit according to your schedule of fees in effect at the time of issuance/payment, and all charges and expenses paid or incurred by you in connection with the Credit including costs of complying with any and all applicable governmental exchange regulations, including all costs and expenses arising out of any reserve requirements for, or any assessment of deposit insurance premiums on, the Credit, and interest on any such amount(s) not paid when due at the rate per annum equal to your prime commercial rate from time to time in effect.

     4. We hereby recognize and admit your ownership in and unqualified right to the possession and disposal of all property shipped, warehoused or otherwise delivered or allocated under or pursuant to or in connection with the Credit, or in any way relative thereto or to the drafts drawn thereunder, whether or not released to us on trust or bailee receipt, and also in and to all shipping documents, warehouse receipts, policies or certificates of insurance and other documents accompanying or relative to drafts drawn under the Credit, and in and to the proceeds of each and all of the foregoing, until such time as all the obligations and liabilities of us or any of us to you at any time existing under or with reference to the Credit, or this agreement, or any other credit or any other obligation or liability to you, have been fully paid and discharged, all as security for such obligations and liabilities; and that all or any of such property and documents and the proceeds of any thereof, coming into the possession of you or any of your correspondents, may be held and disposed of by you as herein above provided; and the receipt by your, or any of your correspondents, at any time of other security, of whatsoever nature, including cash, shall not be deemed a waiver of any of your rights or powers herein recognized.

     5. Except insofar as otherwise expressly stated in the Credit to the contrary, we agree that you and any of your correspondents may receive and accept as "Bills of Lading" under the Credit and documents issued or purporting to be issued by or on behalf of any carrier which acknowledges receipt of property for transportation, whatever the specific provisions of such documents, and any such Bill of Lading issued by or on behalf of an ocean carrier may be accepted by you as an "Ocean Bill of Lading" whether or not the entire transportation is by water. If the Credit states that except so far as otherwise expressly stated it is subject to the Uniform Customs and Practice for Documentary Credits, 1983 Revision (Publication No. 400), fixed by the international Chamber of Commerce the Credit shall, except so far as otherwise expressly stated, be so subject in all respects and you and any of your correspondents may, except so far as otherwise expressly stated, accept documents of any character which comply with such Uniform Customs and Practice; and if the Credit does not so state, you and any of your correspondents may, without limiting the type of document acceptable according to any other provisions of the Credit, accept documents of any character which comply with the said Uniform Customs and Practice or which comply with the laws or regulations in force and customs and usages of the place of negotiation or payment.

     In the event that, at our request, some of the documents required under the Credit are forwarded directly to us or any other party designated by us, or you, at our request, release or consent to the release of some or all of the property shipped under the Credit prior to the presentation of the relative item, we agree to pay you on demand the amount of any claim made against you by reason thereof and authorize you to honor such item when it is presented regardless of whether or not such item or any documents which may accompany it complies with the terms of the Credit. In case of your issuance of steamship indemnity for our account, you are authorized to retain original bills of lading for delivery to the shipping company to secure the release of your indemnity.

     We agree to indemnify and hold you harmless from each and every claim, demand liability, loss, cost or expense (including, but not limited to, reasonable attorney's fees and legal costs) which may arise or be created by your acceptance of telecommunication instructions in connection with the Credit, including, but not limited to, telephone instructions in connection with any waiver of discrepancies.

     6. Except insofar as otherwise expressly stated in the Credit, we agree that partial shipments may be made under the Credit and you may honor the relative drafts, and that if the Credit specifies drawings and/or shipments by installments within stated periods, and the shipper fails to ship or drafts are not drawn in any designated period, the Credit shall cease to be available for that and any subsequent installments unless otherwise stipulated in the Credit.

     7. Any modification of the terms of the Credit other than an increase in the amount of the Credit or an extension of the maturity or time for presentation of drafts, acceptances or documents, may with your consent be made by any of us with or without notification to the others, but any increase in the amount of the Credit or extension of the maturity or time for presentation of drafts, acceptances or documents shall be only at the request of all of us, and in any such event this agreement shall be binding upon us with regard to the Credit so increased or otherwise modified, to drafts, documents and property covered thereby, and to any action taken by you or any of your correspondents, in accordance with any such extension, increase or other modification.

     8. The users of the Credit shall be deemed our agents and we assume all risks of their acts or omissions. Neither you nor your correspondents shall be responsible for the existence, character, quality, quantity, condition, packing, value or delivery of the property purporting to be represented by documents; for any difference in character, quality, quantity, condition, packing, value or delivery of the property from that expressed in documents; for general and/or particular conditions stipulated in the documents; for the validity, sufficiency or genuineness or legal effect of documents, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; for the time, place, manner or order in which shipment is made; for partial or incomplete shipment, or failure or omission to ship any or all of the property referred to in the Credit; for the character, adequacy, validity or genuineness of any insurance; for the solvency or responsibility of any insurer, or for any other risk connected with insurance; for any deviation from instructions, delay, default or fraud by the shipper or any one else in connection with the property or the shipping thereof; for the solvency, responsibility or relationship to the property of any party issuing any documents in connection with the property; for any variance between invoices, bills of lading, warehouse receipts or other documents; for delay in arrival or failure to arrive of either the property or any of the documents relating thereto; for delay in giving or failure to give notice of arrival, or any other notice; for any breach of contract between the shippers or vendors and ourselves or any of us; for the validity or sufficiency of any instrument assigning or purporting to assign the Credit or the rights or benefits thereunder or the proceeds thereof; for failure of any draft to bear any reference or adequate reference to the Credit, or failure of documents to accompany any draft at negotiation, or failure of any person to note the amount of any draft on the reverse of the Credit, or to surrender or to take up the Credit or to send forward documents apart from drafts, as required by the terms of the Credit, each of which provisions, if contained in the Credit itself, it is agreed may be waived by you; or for errors, omissions, interruptions or delays in transmission or delivery of any message by mail, cable, telegraph, wireless or otherwise, whether or not they be in cipher; or for any error, neglect or default of any of your correspondents; and none of the above shall affect, impair or prevent the vesting of any of your rights or powers hereunder. We agree that you or any of your correspondents may accept or pay any draft dated on or before the expiration of any time limit expressed in the Credit, regardless of when drawn and when or whether negotiated, provided the other required documents are dated prior to the expiration of any time limit relating thereto. In furtherance and extension and not in limitation of the specific provisions hereinbefore set forth, we agree that any action taken by you or by any correspondent of yours under or in connection with the Credit or the relative drafts, documents or property, if taken in good faith, shall be binding on us and shall not put you or your correspondent under any resulting liability to us; and we make like agreement as to any inaction or omission, unless in breach of good faith.

     9. We agree to procure promptly and necessary import and export or other licenses for the import or export or shipping of the property and to comply with all foreign and domestic governmental regulations in regard to the shipment of the property or the financing thereof, and to furnish such certificates in that respect as you may at any time require, and to keep the property adequately covered by insurance satisfactory to you, in companies satisfactory to you, and to assign the policies or certificates of insurance to you, or to make the loss or adjustment, if any, payable to you, at your option, and to furnish you, if demanded, with evidence of acceptance by the insurers of such assignment.

     10. Each of us agrees, at any time and from time to time, on your demand to deliver, transfer or assign to you as security for (i) any and all obligations and liabilities of us or any one or more of us hereunder, including the amount of this Credit, and (ii) any and all other obligations and liabilities to you of us or any one or more of us, now existing or hereafter arising direct or contingent, due or to become due, property in addition to that referred to in paragraph numbered 4 hereof of a value and character satisfactory to you. Without limiting the foregoing and in addition to the provisions of paragraph numbered 4 hereof, each of us agrees that all property belonging to any of us of every name and nature whatsoever, now or at any time hereafter delivered, conveyed, transferred, assigned or paid to you, or coming into your possession or into the possession of anyone for you in any manner whatsoever, whether expressly as security for any such obligations or liabilities of us or any of us to you or for safekeeping or otherwise, including any items received for collection or transmission, and the proceeds thereof, whether or not such property is in whole or in part released to us or any of us on trust or bailee receipt, are hereby made security for each and all such obligations and liabilities referred to in this paragraph 10. We further agree that any indebtedness due or owing from you to any of us may at any time, as well before as after the maturity of any obligation or liability hereunder of us or any of us to you, be set off and applied against any liability or obligation of us or any of us hereunder including the amount of this Credit.

     11. Upon failure of payment of any sum required to be paid by us or any of us pursuant to the terms hereof at the time or times when such payment is due, whether by lapse of time, demand or otherwise, or upon failure of us or any of us at all times to keep a margin of security with you satisfactory to you, or upon the making by any of us of any assignments for the benefit of creditors, or upon the filing of any voluntary or involuntary petition in bankruptcy by or against any of us or upon the application for the appointment of a receiver of any property of any of us, or upon any act of bankruptcy or state of insolvency or suspension of business of or by any of us, or upon any proceeding being commenced by or against us or any of us under any bankruptcy, reorganization, arrangement, readjustment of debt, receivership, liquidation, dissolution or conservation law or statute of any jurisdiction, or upon the service of any warrant of attachment or garnishment or the existence or making or issuance of any tax lien, levy or similar process on or with respect to any property of any of us, all of our obligations and liabilities hereunder including the amount of this Credit (and all other liabilities and obligations of any of us to you) shall become and be immediately due and payable without demand or notice. Also in any such event you shall have full power and authority at any time or times thereafter to sell and assign and deliver the whole of the property, or any part thereof, then constituting security pursuant to any of the terms hereof, at any brokers' board or at public or private sale, in such parcel or parcels and at such time or times and at such place or places and for such price or prices as you may deem proper, and with the right in yourself to be purchaser at such brokers' board or public sale; and each of us hereby waives all advertisement or notice of sale or intention to sell and of the time and place thereof; and after deducting all legal and other costs and expenses of any such sale and delivery of the property sold, the residue of the proceeds of such sale or sales shall be applied to pay any or all of the liabilities for which the property so sold constitutes security under the terms hereof. The residue, if any, of the proceeds of sale and any other property constituting security remaining after satisfaction of our liabilities to you shall be returned to us. Nothing in this paragraph 11 contained shall be deemed to limit or restrict your rights under paragraph numbered 4 hereof.

     12. You shall not be deemed to have waived any of your rights hereunder unless you or your authorized agent shall have signed such waiver in writing. No such waiver, unless expressly as stated therein, shall be effective as to any transaction except the specific transaction described in the waiver.

     13. The word "property" as used in this agreement includes goods, merchandise, securities, funds, choses in action and any and all other forms of property, whether real, personal or mixed, and any right or interest therein.

     14. If this agreement is signed by one party, the terms "we," "our," "us," shall be read throughout as "I," "my," "me," as the case may be. If this agreement is signed by two or more parties, it shall constitute the joint and several agreement of such parties. This agreement shall be deemed to be made under and shall in all respects be governed by the law of the State of Illinois.

                                   (Firm's Name)


                                   Account Number:

                                   By:



                                   By:


APPLICATION AND AGREEMENT FOR IRREVOCABLE
STANDBY LETTER OF CREDIT

                                   Date
                                   SPL

International Operations Division
Harris Trust and Savings Bank
P. O. Box 755
111 West Monroe Street
Chicago, Illinois 60690

Gentlemen:

We request you to open and transmit your Irrevocable Letter of Credit in favor of:






available by their drafts, drawn at sight on: Harris Trust and Savings Bank, or not exceeding a total of:
accompanied by the following document(s):




Drafts drawn under this Letter of Credit must be drawn and presented with accompanying documentation at your principal office in Chicago, Illinois not later than:

In consideration of your issuing at our request your Irrevocable Letter of Credit (hereinafter called "Credit") on the terms mentioned above:

1. We hereby agree to pay you in immediately available and freely transferable funds the amount of each draft or acceptance drawn under, or purporting to be drawn under, the Credit, such payment to be made at the maturity of each respective draft or acceptance, or if so demanded by you, on demand in advance of any drawing or maturity.

2. Payment shall be made by us at your office in Chicago, Illinois, in lawful money of the United States and as to drafts or acceptances which are payable in currency other than United States currency, the amount to be paid by us shall be at the rate of exchange then current in Chicago for cable transfers to the place of payment in the currency in which such draft is drawn.

3. We also agree to pay you, on demand, a commission at the rate of:
   of the Credit through December 31, 1991 and thereafter at a  rate of:
   of the Credit or such other rate as you and we may agree, and all charges and expenses legal and/or otherwise (including court costs and attorney's fees), paid or incurred by you in connection therewith or in your endeavoring to collect any liability of us or any one or more of us hereunder, including all costs and expenses arising out of any reserve requirements for, or any assessment of deposit insurance premiums on, the Credit. In addition, if you shall determine that any existing or future law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by you (or any of your branches) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of requiring you to maintain capital to support your obligations hereunder or under the Credit, then from time to time, within 15 days after demand by you, we shall pay to you such additional amount or amounts reasonably determined by you as will compensate you for such requirement.

4. Any amounts not paid when due hereunder shall bear interest (computed on the basis of a 360 day year and actual days elapsed) from the due date thereof until paid in full at a rate per annum determined by adding 1% to the rate from time to time announced by you as your prime commercial rate, with any change in such interest rate resulting from a change in such prime commercial rate to be and become effective as of and on the day of the relevant change in such prime commercial rate, payable on demand.

5. We agree that in the event of any extension of the maturity or time for presentation of drafts, acceptances or documents, or any other modification of the terms of the Credit, at the request of any of us, with or without notification to the others, or in the event of any increase in the amount of the Credit at our request, this agreement shall be binding upon us with regard to the credit extended, increased or otherwise modified, to drafts, documents and property covered thereby, and to any action taken by you or any of your correspondents, in accordance with such extension, increase or other modification.

6. The users of the Credit shall be deemed our agents and we assume all risks of their acts, omissions, or misrepresentations. Neither you nor your correspondents shall be responsible for the validity, truthfulness, or genuineness of the documents even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; for failure of any draft to bear any reference or adequate reference to the Credit, or failure of any person to note the amount of any draft on the reverse of the Credit, or to surrender or to take up the Credit as required by the terms of the Credit; each of which provisions, if contained in the Credit itself, it is agreed may be waived by you, or for errors, omissions, interruptions or delays in transmission or delivery of any message, by mail, cable, telegraph, wireless, or otherwise, whether or not they be in cipher; nor shall you be responsible for any error, neglect or default of any of your correspondents; and none of the above shall affect, impair or prevent the vesting of any of your rights or powers hereunder. In furtherance and extension and not in limitation of the specific provisions hereinbefore set forth, we agree that any action taken by you or by an correspondent of yours under or in connection with the Credit or the relative drafts, documents or property, if taken in good faith, shall be binding on us and shall not put you or your correspondent under any resulting liability to us; and we make like agreement as to any inaction or omission, unless in breach of good faith.

7. We agree, at any time and from time to time, on demand, to deliver, convey, transfer or assign to you, as security for any and all obligations and liabilities of us or any one or more of us hereunder, and also for any and all other obligations and liabilities, absolute or contingent, due or to become due, which are now or may at any time hereafter be owing by us or any one or more of us to you, additional security of a value and character satisfactory to you, or to make such payment as you may require.

8. You shall not be deemed to have waived any of your rights hereunder, unless you or your authorized agent shall have signed such waiver in writing. No such waiver, unless expressly as stated therein, shall be effective as to any transaction which occurs subsequent to the date of such waiver, or as to any continuance of a breach after such waiver.

9. The word "property", as used in this agreement, includes goods, merchandise, securities, funds, choses in action, and any and all other forms of property, whether real, personal or mixed, and any right or interest therein.

10. Without limiting the foregoing and in addition to the provisions of paragraph numbered 7 hereof, we agree that all property belonging to any of us, now or at any time hereafter delivered, deposited, conveyed, transferred, assigned or paid to you, or coming into your possession or into the possession of any one for you in any manner whatsoever, whether expressly as security for any obligations or liabilities of us to you otherwise, are hereby made and shall be and constitute collateral security for any and all obligations and liabilities, absolute and contingent, due or to become due, which are now or may at any time hereafter be owing by us or any one or more of us to you.

11. Without limiting the foregoing and in addition to the provisions of paragraph numbered 6 hereof, you are hereby expressly authorized and directed to honor any request for payment which is made under and in compliance with the terms of said Credit without regard to, and without any duty on your part to inquire into, the existence of any disputes or controversies between any of them or whether any facts or occurrences represented in any of the documents presented under the Credit are true or correct. Furthermore, we fully understand and agree that your sole obligation to us shall be limited to honoring requests for payment made under and in compliance with the terms of the Credit and this application and your obligation remains so limited even if you may have assisted us in the preparation of the wording of the Credit or any documents required to be presented thereunder or you may otherwise be aware of the underlying transaction giving rise to the Credit and this application.

12. In this agreement is signed by one party, the terms "we," "our," "us," shall be read throughout as "I," "my," "me," as the case may be.
         If this agreement is signed by two or more parties, it shall constitute the joint and several agreement of such parties. This agreement shall be deemed to be made under and shall in all respects be governed by the law of the State of Illinois. This
         Credit will be subject to the Uniform Customs and Practice for Documentary Credits (1983 Revision) International Chamber of
         Commerce Publication No. 400,
         except for Article 45 thereof.

                                  Very truly yours,



                                  _____________________________
                                  (Firm's name, if applicable)

                                  By___________________________
                                  Title________________________

                                  By___________________________
                                  Title________________________

Exhibit D
                        Sanderson Farms, Inc.
                          Guaranty Agreement

Harris Trust and Savings Bank
Chicago, Illinois

SunTrust Bank, Atlanta
Atlanta, Georgia

Deposit Guaranty National Bank
Jackson, Mississippi

Caisse Nationale de Credit Agricole, Chicago Branch
Chicago, Illinois

Trustmark National Bank
Jackson, Mississippi

Ladies and Gentlemen:

Reference is made to that certain Credit Agreement dated as of July 31, 1996 (such Credit Agreement, as the same may be modified or amended from time to time, being hereinafter referred to as the "Credit Agreement") by and among Sanderson Farms, Inc., a Mississippi corporation (the "Company"), and Harris Trust and Savings Bank, individually and in its capacity as agent thereunder, SunTrust Bank, Atlanta, Deposit Guaranty National Bank, Trustmark National Bank and Caisse Nationale de Credit Agricole, Chicago Branch (all of said banks, including Harris Trust and Savings Bank in its individual capacity, being referred to collectively as the "Banks" and individually as a "Bank", and said Harris Trust and Savings Bank as agent for the Banks under the Credit Agreement being hereinafter referred to in such capacity as the "Agent"), pursuant to which said Banks agree to make available to the Company a Revolving Credit, with all loans thereunder to be evidenced by the Revolving Notes of the Company and pursuant to which the Company may convert the Banks' Revolving Credit Commitments and loans thereunder into term loans to be evidenced by the Term Notes of the Company (all such Revolving Notes and Term Notes being hereinafter referred to collectively as the "Notes" and individually as a "Note"). In addition the Company may request Harris Trust and Savings Bank ("Harris") to issue letters of credit for the Company's account and the other Banks will acquire risk participations in such letters of credit and all obligations of the Company with request thereto (the "Reimbursement Obligations"). All of the Company's indebtedness, obligations and liabilities to the Banks under the Credit Agreement and the other Loan Documents, including, without limitation, all such indebtedness, obligations and liabilities evidenced by the Notes and the Reimbursement Obligations, and all extensions or renewals of any of the foregoing, are hereinafter collectively referred to as the "Indebtedness". All defined terms used herein shall have the meanings set forth in the Credit Agreement unless expressly defined herein.

         The undersigned are wholly-owned subsidiaries of the Company. As an inducement to each of you to accept and enter into said Credit Agreement, and in consideration of credit extended and to be extended by the Banks to the Company under said Credit Agreement, the undersigned (hereinafter collectively referred to as the "Guarantors"), acknowledging that the Banks have informed the Company that said credit would not be extended but for this guarantee, hereby jointly and severally guarantee the full and prompt payment to the Agent and each of the Banks at maturity (whether by acceleration, lapse of time or otherwise) and at all times thereafter of principal of and interest on all Indebtedness of the Company under the Credit Agreement, and all extensions or renewals of all or any part thereof and all other indebtedness, liabilities and obligations of the Company to the Banks and the Agent under the Credit Agreement.
The undersigned further jointly and severally acknowledge and agree with the Banks that this Guaranty and the undertaking of the Guarantors in connection therewith shall be on and subject to the following terms and conditions:

    1. This Guaranty of payment by the Guarantors shall be a continuing, absolute and unconditional guaranty and shall remain in full force and effect until all Indebtedness of the Company to the Banks and the Agent shall be fully paid and satisfied and all commitments of the Banks under the Credit Agreement to extend credit to or for the account of the Company shall have terminated. The dissolution, liquidation or insolvency (howsoever evidenced) of, or the institution of bankruptcy or receivership proceedings against any one or more of the Guarantors or the Company shall not terminate this Guaranty.

    2. The obligations and liabilities of the Guarantors, or any of them, hereunder shall not be affected or impaired by any irregularity, invalidity or unenforceability of or in any of the Notes or of any agreement, instrument or other document evidencing or creating or providing for the same.

    3. The obligations and liabilities of the Guarantors, or any of them, hereunder shall not be affected or impaired by (and the Banks are hereby expressly authorized to make from time to time without notice to the Guarantors) any sale, pledge, surrender, compromise, settlement, release, renewal, extension, indulgence, amendment, alteration, substitution, exchange, change in, modification or other disposition of any of the Credit Agreement, the Notes, any other Loan Documents (as defined in the Credit Agreement), any other guaranty thereof, or of any security or collateral therefor.

    4. The obligations and liabilities of the Guarantors or any of them hereunder shall not be affected or impaired by any acceptance by the Agent or the Banks, or any of them, of any security or collateral for, or other guarantors upon any of the Indebtedness or by any failure, neglect, omission, delay or partial action on the part of the Agent or the Banks, or any of them, in the administration of the Indebtedness or to realize upon or protect any of the Indebtedness or any security or collateral therefor, or to exercise any lien upon or right of appropriation of any moneys, credits or property of the Company possessed by any of the Banks toward the liquidation of the Indebtedness or by any application of payments or credits thereon or by any other circumstances whatsoever (with or without notice to or the knowledge of the Guarantors, or any of them) which may in any manner or to any extent vary the risk of the Guarantors, or any of them, hereunder or may otherwise constitute a legal or equitable discharge of a surety or guarantor; it being the purpose and intent that this guaranty of payment and the obligations and liability of the Guarantors hereunder shall be absolute and unconditional under any and all circumstances and shall not be discharged except by payment and performance as herein provided.

    5. In order to hold the Guarantors, or any of them, liable hereunder, there shall be no obligation on the part of any Bank, at any time, to resort for payment to any person directly liable in respect of the Indebtedness or to any other guaranty, or to any other person, their properties or estates, or to resort to any collateral, security, property, liens or other rights or remedies whatsoever, and the Banks shall have the right to enforce this guaranty of payment irrespective of whether or not other proceedings or steps are pending seeking resort to or realization upon or from any of the foregoing. The Guarantors jointly and severally agree to pay all reasonable out-of-pocket expenses, including court costs and reasonable attorneys' fees, paid or incurred by the Agent and the Banks or any of them in endeavoring to collect on the Indebtedness or any part thereof and in enforcing this Guaranty.

    6. The granting of credit to the Company by any Bank from time to time in addition to the Indebtedness under the Credit Agreement without notice to the Guarantors, or any of them, is hereby authorized and shall in no way affect or impair the obligations and liability of the Guarantors, or any of them, hereunder.

    7. The payment by any Guarantor of any amount or amounts under this guaranty of payment shall not entitle it, either at law, in equity or otherwise, to any right, title or interest (whether by way of subrogation or otherwise) in and to any of the Indebtedness, or in and to any security or collateral therefor, or in or to any amounts at any time paid or payable under or pursuant to any guaranty by any other person of all or part of Indebtedness, or in and to any amounts theretofore, then or thereafter paid or applicable to the payment of the Indebtedness, howsoever such payment or payments may arise, until all of the Indebtedness has been fully paid and all obligations of the Banks to extend credit to or for the benefit of the Company shall have terminated or expired.

    8. This Guaranty Agreement may be enforced by the Banks acting jointly, or it may be enforced by any Bank acting alone or separately with respect to the Indebtedness which it holds. Any Bank may, without any notice to the Guarantors, sell, assign or transfer, to the extent permitted in the Credit Agreement, the Indebtedness held by it, or any part thereof, or grant participations therein; and in that event, each and every immediate and successive assignee, transferee or holder of or participant in all or any part of the Indebtedness shall, to the extent permitted in the Credit Agreement, have the right to enforce this Guaranty, by suit or otherwise, for the benefit of such assignee, transferee, holder or participant as fully as if such assignee, transferee, holder or participant were herein by name specifically given such rights, powers and benefits; but each Bank shall have an unimpaired right to enforce this Guaranty Agreement for its own benefit or for the benefit of any such participant as to so much of the Indebtedness that it has not sold, assigned or transferred.

    9. If any payment applied by any Bank to any of the Indebtedness is thereafter set aside, recovered, rescinded or required to be returned for any reason (including, without limitation, the bankruptcy, insolvency or reorganization of the Company or any other obligor), the Indebtedness to which such payment was applied shall for the purposes of this Guaranty be deemed to have continued in existence, notwithstanding such application, and this Guaranty shall be enforceable as to such of the Indebtedness as fully as if such application had never been made.

    10. This Guaranty Agreement shall be construed according to the internal laws of the state of Illinois, in which State it shall be performed by the Guarantors. This Guaranty Agreement and every part hereof shall be binding upon the Guarantors jointly and severally and upon their respective legal representatives, successors and assigns of each and all of the undersigned, and shall inure to the benefit of the Banks and their respective successors, legal representatives and assigns.

    11. This writing is intended by the parties to be a complete and final expression of this Guaranty Agreement and is also intended as a complete and exclusive statement of the terms of that agreement. No course of dealing, course of performance or trade usage, and no parole evidence of any nature, shall be used to supplement or modify any terms hereof, nor are there any conditions to the full effectiveness of this Guaranty Agreement.

Dated as of this 31st day of July, 1996.

                                         Sanderson Farms, Inc.
                                         (Foods Division)
Attest:


/s/ James A. Grimes                      By /s/D. Michael Cockrell
                                          Its Treasurer & Chief
                                                 Financial Officer

                                         Sanderson Farms, Inc.
                                         (Production Division)
 Attest:


/s/ James A. Grimes                      By /s/D. Michael Cockrell
                                          Its Treasurer & Chief
                                                 Financial Officer


                                         Sanderson Farms, Inc.
                                         (Processing Division)
 Attest:


/s/ James A. Grimes                      By /s/D. Michael Cockrell
                                          Its Treasurer & Chief
                                                Financial Officer

                              Exhibit E
                        Compliance Certificate

This Compliance Certificate is furnished to Harris Trust and Savings Bank, Deposit Guaranty National Bank, Trustmark National Bank, Caisse Nationale de Credit Agricole and Trust Company Bank (collectively, the "Banks") and Harris Trust and Savings Bank as agent (the "Agent") for the Banks, pursuant to that certain Credit Agreement dated as of July 31, 1996, by and among Sanderson Farms, Inc., a Mississippi corporation (the "Company"), the Agent and the Banks (the "Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

         The Undersigned Hereby Certifies That:

              1. I am the duly acting chief _____________ officer of the Company, acting herein in such capacity;

              2. I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Company during the accounting period covered by the attached financial statements sufficient for me to provide this Certificate;

              3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Potential Default or Event of Default during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

              4. Schedule 1 attached hereto sets forth financial data and computations evidencing the Company's compliance with certain covenants of the Agreement, all of which data and computations are true, complete and correct to the best of my knowledge, information and belief.

Described below (or on the attached sheet) are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Company has taken, is taking or proposes to take with respect to each such condition or event:

       _______________________________________________________

       _______________________________________________________

The foregoing certifications, together with the computations set forth in
Schedule I hereto and the financial statements delivered with this Certificate in support hereof, are made and delivered this _____ day of _______________, 19__.
                        ______________________________,
                        as Chief _____________ Officer
                              of Sanderson Farms, Inc.

                                   Schedule 1
                          to Compliance Certificate
                             Sanderson Farms, Inc.
                        Compliance Calculations for
                  Credit Agreement Dated as of July 31, 1996

Calculations as of the last day of the fiscal quarter ended __________ 19__

Section 7.8  Consolidated Net Working Capital

    (a)  Current Assets               $______________
    (b)  Current Liabilities          $______________
    (c)  Current Deferred Taxes       $______________
    (d)  Current Liabilities minus
                Current Deferred Taxes                     $______________
              (a) - (d)               _____________*

*Required to be no less than $________________.

    Compliance            Yes _____    No _____

Section 7.9  Consolidated Tangible Net Worth

    (a)  Prior Fiscal Year's Required
           Minimum Amount             $______________
    (b)  Consolidated Net Income for
           Current Fiscal Year
           to "as of" date            $______________
    (c)  Adjustment                   $3,000,000
    (d)  (b) - (c)*                   $______________
    (e)  50% of (d)                   $______________
    (f)  Net Proceeds of Stock for
           Current Fiscal Year
           to "as of" date            $______________
    (g)  Current Fiscal Year's
           Required Minimum Amount
           (a) + (e) + (f)            $______________
    (h)  Current Fiscal Year Consolidated
           Tangible Net Worth         $______________

    Compliance              Yes _____    No _____

*  But not less than $0.

Section 7.10  Consolidated Indebtedness for Borrowed Money to Total
 Capitalization

    (a)  Consolidated Indebtedness for
           Borrowed Money             $______________
    (b)  Consolidated Indebtedness for
           Borrowed Money             $______________
         Consolidated Tangible Net Worth                   $______________

              Total                   $______________

              (a)/(b)                 _____________*

*Required to not exceed _____%.

    Compliance              Yes _____    No _____

Section 7.11  Consolidated Current Ratio

    (a)  Consolidated Current Assets  $______________
    (b)  Consolidated Current
           Liabilities                $______________
    (c)  Consolidated Deferred Taxes  $______________
    (d)  Consolidated Current Liabilities
           minus Consolidated Deferred

           Taxes [(b)-(c)]            $______________

              (a)/(d)                 _____________*

*Required to be not less than 3.0 to 1.

    Compliance              Yes _____    No _____

Section 7.12  Capital Expenditures
    (a)  Maximum Amount Allowed       $______________
    (b)  Expenditures Year-to-date    $______________

              (a)-(b)                 _____________*

Compliance              Yes _____    No _____

                                Exhibit F

                        Environmental Disclosure


                                   None.

                                Exhibit G
                        Schedule of Subsidiaries



                                    STATE OF           PERCENTAGE OF
                                  INCORPORATION         OWNERSHIP

1.  Sanderson Farms, Inc.           Mississippi            100%
       (Foods Division)

2.  Sanderson Farms, Inc.           Mississippi            100%
       (Production Division)

3.  Sanderson Farms, Inc.           Mississippi            100%
       (Processing Division)