Form 10-K
period 1996-10-31
SANDERSON FARMS INC
filed 1997-01-24
CIK 812128

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of December 31, 1996: approximately $93,280,714.

     Number of Shares outstanding of the Registrant's common stock as of December 31, 1996: 14,363,080 shares of common stock, $1.00 per share par value.

     Portions of the Registrant's definitive proxy statement filed or to be filed in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                             INTRODUCTORY

     Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 1996, which is the year for which this Annual Report is filed.

     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is January 23, 1997.

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

     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Miss Goldy brand name to retailers, distributors, and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1996, the Registrant processed 191.1 million chickens, or approximately 644.1 million dressed pounds. According to 1996 industry statistics, the Registrant was the 13th largest processor of dressed chickens in the United States based on estimated average weekly processing.

     The Registrant's chicken operations presently encompass four hatcheries, three feed mills, five processing plants and one by-products plant. The Registrant has contracts with operators of approximately 417 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 134 breeder farms.

     The Registrant sells over 200 processed and prepared food items nationally and regionally, primarily to distributors, national food service accounts, retailers and club stores. These food items include frozen entrees, such as chicken and dumplings, lasagna, seafood gumbo, and shrimp creole and specialty products, such as chicken patties and corn dogs. The Registrant also sells a retail entree line of six different two-pound frozen entrees including chicken primavera, lasagna with meat, seafood gumbo and mexican casserole with beef. This product line is designed as a convenient, quality product for the family.

     Since the Registrant completed the initial public offering of its common stock through the sale of 1,150,000 shares to an underwriting syndicate managed by Smith Barney, Harris Upham & Co. Incorporated and Morgan Keegan & Co. Inc. in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1995, this expansion included the expansion of the Registrant's Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Mississippi, Hazlehurst, Mississippi, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared foods facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant's poultry processing facilities, and the construction and start-up of its Pike County, Mississippi, production and processing facilities, including a hatchery, a feed mill, a processing plant, a waste water treatment facility and a water treatment facility. In addition, since 1987, the Registrant completed the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities, and completed the renovation and expansion of its Collins, Mississippi by-products facility, allowing for the elimination of a smaller by-products facility at the Laurel, Mississippi plant.

     Capital expenditures for fiscal 1996 were funded by working capital, borrowings under a revolving credit agreement, and the proceeds of the Bonds
(as defined below).   Effective July 29, 1996, the Registrant amended and
restated its revolving credit agreement to, among other things, increase the revolving credit available to the Registrant thereunder to $125.0 million from $100.0 million. On November 16, 1995, the Registrant entered into a loan agreement with the Robertson County, Texas Industrial Development Corporation (the "Issuer") pursuant to which the Issuer loaned to the Registrant the proceeds of the issuance of $7.2 million Variable Rate Demand Industrial Development Bonds (Sanderson Farms, Inc. Project) Series 1995 (the "Bonds"), for use by the Registrant in the construction of its feed manufacturing facility to be located in Robertson County, Texas. The Bonds are secured by a letter of credit issued pursuant to the Registrant's revolving credit agreement. The Registrant anticipates that capital expenditures for fiscal 1997 will be funded by internally generated working capital, borrowings under the revolving credit agreement, and the proceeds of the Bonds.

     During fiscal 1996, the Registrant completed the double shifting of its Pike County, Mississippi processing facility. The Registrant currently has additional processing capacity available to it through the double shifting of the second line at its Collins, Mississippi processing facility. During 1995 the Company announced that it would construct a new state-of-the-art poultry complex consisting of a feedmill, hatchery, processing plant and wastewater treatment facility in Brazos and Robertson Counties, Texas. At full capacity this facility will have the capacity to process 1.2 million birds per week and will employ approximately 1,400 people. Construction of the new facility began during the fall of 1995 with initial operations expected to begin in the Spring of 1997. The first eggs were set in the hatchery and feed production begins at the feed mill in January 1997. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable.

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     REGISTRANT'S BUSINESS

General

     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.

     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Miss Goldy brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1996, the Registrant processed approximately 191.1 million chickens, or approximately 644.1 million dressed pounds. In addition, the Registrant purchased and further processed 51.7 million pounds of poultry products during fiscal 1996. According to 1996 industry statistics, the Registrant was the 13th largest processor of dressed chicken in the United States based on estimated average weekly processing.

     The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division),
both of which are wholly-owned subsidiaries of Sanderson Farms, Inc.   The
production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, and Bryan, Texas, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, Hammond, Louisiana, and Bryan, Texas, is engaged in the processing, sale and distribution of chickens.

     The Registrant conducts its processed and prepared foods business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Jackson, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of over 200 processed and prepared food items, which it sells nationally and regionally, principally to distributors, national food service accounts, retailers and club stores.

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

                                 Fiscal Year Ended October 31,
                           1992   1993   1994   1995   1996
Value added                96.3%  97.2%  98.3%  98.2%  98.2%
Non-value added             3.7%   2.8%   1.7%   1.8%   1.8%
Total Registrant
chicken sales             100.0% 100.0% 100.0% 100.0% 100.0%

The following table sets forth, for the years indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                                     Fiscal Year Ended October 31,

                                 1992    1993    1994   1995    1996
Registrant processed
  chicken:
Value added:
    Chill pack(1)                24.3%   20.9%   18.2%  19.3%   18.6%
    Fresh bulk pack(1)           42.2    49.6    56.2   51.6    49.9
    Frozen                        9.2     8.8    10.2   13.5    17.0
   Subtotal                      75.7    79.3    84.6   84.4    85.5
Non-value added:
    Ice pack                      2.1     1.8     0.9    0.7     0.9
    Frozen                         .8     0.4     0.6    0.8     0.7
   Subtotal                       2.9     2.2     1.5    1.5     1.6
   Total Company
     processed chicken           78.6    81.5    86.1   85.9    87.1
Processed and
  prepared  foods                20.9    18.4    13.8   14.1    12.9
Other(2)                           .5     0.1     0.1    0.0     0.0

           Total                100.0%  100.0%  100.0% 100.0  %100.0%


(1) Vacuum pack poultry products have been restated in 1993 and included in 1994, 1995 and 1996 as fresh bulk pack, which includes ice pack and vacuum pack products. The vacuum pack products were classified as chill pack products in the 1993 Form 10-K.

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

     Generally, the Registrant prices much of its chicken products based upon weekly market prices reported by the United States Department of Agriculture. Consistent with the industry, the Registrant's profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical characteristics. The Registrant adds a markup to base prices, which depends upon value added, volume, product mix and other factors. While base prices may change weekly, the Registrant's markup is generally negotiated from time to time with the Registrant's customers. The Registrant's sales are generally made on an as-ordered basis, and the Registrant maintains few long-term sales contracts with its customers.

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

     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 1996, the Registrant maintained contracts with 28 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant vehicles to breeder farms that are maintained, as of October 31, 1996, by 106 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant's vehicles.

     The Registrant owns and operates four hatcheries located in Mississippi where eggs are incubated and hatched in a process requiring 21 days. In addition, the first eggs were set in the Registrant's new hatchery in Brazos County, Texas, in January 1997. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant vehicles to independent contract grow-out farms. As of October 31, 1996, the Registrant's hatcheries were capable of producing an aggregate of approximately 4.2 million chicks per week. The new hatchery in Brazos County, Texas, will have the capacity to produce an additional 1.3 million chicks per week at full capacity.

     Grow-out. The Registrant places it chicks on 417 grow-out farms, as of October 31, 1996, located in Mississippi and Louisiana where broilers are grown to an age of approximately six to seven weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed is critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 1996, the Registrant operated three feed mills, all of which are located in Mississippi. In addition, feed production begins at the Registrant's new feed mil in Robertson County, Texas, in January 1997. The Registrant's annual feed requirements for fiscal 1996 were approximately 897,000 tons, and it has the capacity to produce approximately 936,000 tons of finished feed annually under current configurations.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 1996, the Registrant had approximately 396,500 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. The Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse affect of grain price increases.

     Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing
approximately 1.2 million chickens per week.   The Registrant's Collins,
Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 950,000 chickens per week. The Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants currently operate on a double shift basis, and have the capacity to process an aggregate of approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at all five processing facilities. At October 31, 1996, all five of these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 3.5 million pounds of product per week at all deboning facilities.

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

     Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 1996, the Registrant operated one by-products plant, and five automotive maintenance shops which service approximately 407 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi, processing plant currently serving over 172 children.

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

Sources of Supply

     During fiscal 1996, the Registrant purchased its pullets and its cockerels from seven (7) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

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

Trademarks

     The Registrant has registered with the United States Patent and Trademark Office the trademark Miss Goldy which it uses in connection with the distribution of its premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Miss Goldy label.
The Registrant also has registered with the United States Patent and Trademark Office seven other trademarks which are used in connection with the distribution of chicken and other products and for other competitive purposes.

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

Employees and Labor Relations

     As of October 31, 1996, the Registrant had 5,526 employees, including 761 salaried and 4,765 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 641 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana will expire on November 30, 1998. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

     A collective bargaining agreement with the Laborers' International
Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 475 hourly employees who work at the Registrant's processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This Agreement will expire on June 30, 1999. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

     A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,147 hourly employees who work at the Registrant's processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and will expire on December 30, 1999. This collective bargaining agreement also has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins, Mississippi processing plant.

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

     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $1,452,055 on December 31, 1996, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, and under the $20 million long-term fixed rate loan agreement effective in February 1993, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

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

Item 4A.  Executive Officers of the Registrant.

                                                       Executive
       Name             Age          Office          Officer Since
Joe Frank Sanderson      71       Chairman of the          1955 (1)
                                   Board

Joe F. Sanderson, Jr.    49       President and            1984 (2)
                                   Chief Executive
                                   Officer

D. Michael Cockrell      39       Treasurer and Chief      1994 (3)
                                   Financial Officer

James A. Grimes          48       Secretary and            1994 (4)
                                   Chief Accounting Officer

Lampkin Butts            45       Vice President - Sales   1996 (5)

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

(5) Lampkin Butts became Vice President - Sales of the Registrant effective November 1, 1996. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

________________

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

                               PART II


Item 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters.

     The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders of record as of December 31, 1996, was 594.

     The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market quotations are based on actual sales prices.

                              Stock Price
     Fiscal Year 1996      High        Low        Dividends
     First Quarter        $11.25     $10.125       $.05
     Second Quarter       $12.75     $10.50        $.05
     Third Quarter        $14.25     $10.625       $.05
     Fourth Quarter       $13.50     $10.875       $.05

                              Stock Price
     Fiscal Year 1995      High        Low         Dividends

     First Quarter        $14.875    $11.875       $.05
     Second Quarter       $14.00     $11.125       $.05
     Third Quarter        $12.75     $10.00        $.05
     Fourth Quarter       $12.25     $10.50        $.05


All dividends and stock prices have been adjusted to reflect a 3 for 2 stock split effected in the form of a stock dividend in February 1995.

On December 31, 1996, the closing sales price for the common stock was $16.75 per share.


Item 6.   Selected Financial Data.


                                       Year Ended October 31
                          1996       1995      1994      1993      1992
                               (In thousands, except per share data)
Net sales               $ 455,100  $392,896  $371,502  $269,059   $210,057
Operating Income            1,189    21,239    28,184    20,767      8,033
Net income (loss)          (2,443)   10,856    15,479    11,938      5,253
Earnings per share(1 )       (.18)     0.80      1.14       .88        .39
Working capital            60,826     47,605   45,843    42,548     33,371
Total assets              237,226    193,197  181,709   169,006    126,339
Long-term debt, less
  current maturities       90,102     54,806   56,176    60,253     29,826
Stockholders' equity      118,250    114,319  106,187    93,431     84,216
Cash dividends declared
  per share(1)           $    .20   $    .20  $   .20  $    .20   $    .20

                         QUARTERLY FINANCIAL DATA





                                          Fiscal Year 1996
                              First        Second        Third    Fourth
                             Quarter      Quarter       Quarter   Quarter

                               (In thousands, except per share data)
                                            (Unaudited)
Net sales                     103,754       110,719     116,419    124,208
Operating income (loss)          (274)       (3,233)        330      4,366
Net income (loss)                (798)       (2,734        (743)     1,832
Earnings (loss) per share(1) $   (.06)         (.20)       (.05)       .13

                                          Fiscal Year 1995
                             First      Second       Third        Fourth
                            Quarter     Quarter     Quarter       Quarter
                                     (In thousands, except per share data)
                                               (Unaudited)
Net sales                  $87,569     $92,449     $101,195       $111,683
Operating income             3,764       3,583        4,690          9,202
Net income                   1,780       1,703        2,305          5,068
Earnings per share(1)         $.13       $ .13     $    .17       $    .37



(1)All per share numbers have been adjusted to reflect a 3 for 2 stock split effected in the form of a stock dividend in February 1995.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE PERFORMANCE

This Annual Report contains certain forward-looking statements about the business, financial condition and/or prospects of the Company. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, changes in the market price for the Company's finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets, as described below; changes in competition and economic conditions; various inventory risks due to changes in market conditions; changes in governmental rules and regulations applicable to the Company and the poultry industry; and other risks described below. These risks and uncertainties can not be controlled by the Company. When used in this Annual Report, the words "believes," "estimates," "plans," "expects," "should," "outlook," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching eggs production, hatching, feed manufacturing, raising chickens to marketable age ("grow-out"), processing and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market price for finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed, related to the profitability of the Company's poultry operations, and including hatching eggs production, hatching, growing, and processing costs, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 60.3% of the Company's total production costs.

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

The Company's processed and prepared foods product line includes over 200 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

The new poultry complex under construction in Brazos and Robertson Counties, Texas, consists of a feed mill, hatchery and processing plant. The first eggs were set in the hatchery and feed production begins at the feed mill during January 1997. The processing plant is anticipated to start initial operations during March 1997 with an initial single shift processing capacity of 650,000 birds per week. The new shift at the Texas complex will increase the Company's overall processing capacity under current configurations to 4,700,000 birds per week.

Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 1996, as follows:

                         1st         2nd         3rd          4th
                       Quarter     Quarter     Quarter      Quarter
Fiscal 1996
  High                  $.6000      $.5825      $.6650       $.6675*
  Low                   $.5825      $.5500*     $.5675       $.6525

Fiscal 1995
  High                  $.5300      $.5200      $.5675       $.6150*
  Low                   $.5125*     $.5125*     $.5125*      $.5775

Fiscal 1994
  High                  $.5525      $.5625      $.6025*      $.5650
  Low                   $.5250*     $.5300      $.5650       $.5375




*Year High/Low

Market prices for whole birds, as measured by the Georgia dock price, remained strong through the Thanksgiving holiday at $.6600 per pound. Market prices for whole birds decreased after the Thanksgiving holiday to $.6450 per pound at the end of December 1996.

For the year ended October 31, 1995, the Company experienced lower poultry prices and higher feed costs as compared to the year ended October 31, 1994. Although market prices for poultry products were higher during fiscal 1996 as compared to fiscal 1995, the costs of feed grains were significantly higher and reduced margins. During the final months of fiscal 1996 and continuing into fiscal 1997, the cost of feed grains have steadily decreased. The Company expects the lower prices for feed grains and the strong market prices for poultry products the industry experienced during November and December 1996 to increase margins during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The Company is unable to predict how long current conditions will continue or to what extent cyclical pressures will affect operations.

RESULTS OF OPERATIONS:

Fiscal 1996 Compared to Fiscal 1995

Net sales for fiscal 1996 increased to $455.1 million, an increase of $62.2 million, or 15.8%. The increase in net sales resulted from an increase in the net sales price of 3.7% and an increase in the pounds of products sold of 11.8%. Net sales of poultry products increased $55.7 million, or 16.4%, during fiscal 1996 as compared to fiscal 1995. This increase in net sales of poultry products was the result of an increase in the average sales price of poultry products of 4.2% and a corresponding increase in the pounds of poultry products sold of 11.7%. The increase in pounds of poultry products sold was attributable primarily to the addition during the second quarter of fiscal 1996 of a second shift to the first line and the addition during the third quarter of fiscal 1996 of a second shift to the second line of the Company's Pike County, Mississippi, processing plant. Net sales of prepared food products increased $6.5 million, or 12.2%, during fiscal 1996 as compared to fiscal 1995, due primarily to an increase in the pounds of prepared food products sold of 12.8%.

During fiscal 1996, cost of sales increased $80.9 million, or 22.7%, as compared to fiscal 1995. Cost of sales of poultry products increased $74.6 million, or 24.1%, during the year ended October 31, 1996, as compared to the year ended October 31, 1995. The additional pounds of poultry products sold and a substantial increase in the cost of feed grains were responsible for the increase in cost of sales of poultry products during fiscal 1996. A simple average of the corn and soybean meal cash market prices reflected an increase of 46.5% and 43.8%, respectively, during fiscal 1996 as compared to fiscal 1995. During fiscal 1996, cost of sales of prepared food products increased $6.3 million, or 13.8%, as compared to the previous fiscal year.

Selling, general and administrative expenses in fiscal 1996 increased $1.4 million, or 8.7%, as compared to fiscal 1995 primarily as a result of increased administrative cost associated with the new poultry complex in Brazos and Robertson Counties, Texas. Measured as a percentage of net sales, selling, general and administrative expenses for fiscal 1996 and 1995 were 3.8% and 4.0%, respectively.

Interest expense increased approximately $.6 million during the year ended October 31, 1996, as compared to the year ended October 31, 1995. Interest cost of approximately $.8 million was capitalized during fiscal 1996 as a result of additional borrowings incurred in connection with the construction of the new poultry complex in Brazos and Robertson Counties, Texas.

During fiscal 1996, the Company recorded a tax benefit of approximately 23.9%. For the preceding fiscal year the Company's effective tax rate was 38.1%. The change in the effective rate is principally from non-deductible expenses as a percentage of pretax income (loss) being higher in fiscal 1996 as compared to fiscal 1995.


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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1996, the Company's current ratio was 4.5 to 1 and its working capital was $60.8 million, as compared to a current ratio of 4.6 to 1 and working capital of $47.6 million at October 31, 1995. During the year ended October 31, 1996, the Company invested $46.2 million on planned capital projects, including $35.3 million on the new poultry complex in Texas.

The fiscal 1996 capital budget, as of October 31, 1996, was increased to $48.3 million from $46.1 million as of November 1, 1995. The increase of $2.2 million pertains to items not approved at the beginning of fiscal 1996 pending justification, field trail and alternate costing.

The capital budget for fiscal 1997 is approximately $34.2 million, which includes approximately $29.2 million pertaining to the new poultry processing plant and hatchery under construction in Brazos County, Texas, and the new feed mill under construction in Robertson county, Texas. Also included in the budget for the year ended October 31, 1997, is approximately $.5 million relating to fiscal 1996 budget items that were not completed or started during fiscal 1996. Other major capital projects for fiscal 1997 include renovations, changes and additions to existing processing facilities to allow better product flow and product mix for more market flexibility.

On July 12, 1996, the Company sold 750,000 shares of its common stock at $13 per share to the Sanderson Farms, Inc. Employee Stock Option Plan (the "ESOP") in a private placement. The net proceeds from the sale were $9,171,000 plus a $500,000 note receivable from the plan. The proceeds from the sale of the stock to the ESOP, additional long-term borrowings under the Revolving Credit Agreement and the Robertson County Industrial Revenue Bonds and funds from operations provided the funds for the capital investment during fiscal 1996. The capital requirements for fiscal 1997 will be funded by working capital, proceeds of the Industrial Revenue Bonds and additional borrowing under the Revolving Credit Agreement.

Item 8.  Financial Statements and Supplementary Data.

                     Sanderson Farms, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                     October 31
                                                  1996         1995
                                                   (In thousands)
Assets
Current assets:
  Cash and temporary cash investments            $  4,879     $    447
  Accounts receivables, less allowance of
     $167,000 in 1996 and $130,000 in 1995         27,661       22,624
  Inventories (Note 2)                             39,060       33,275
  Refundable income taxes                           1,148            0
  Prepaid expenses                                  5,616        4,619
Total current assets                               78,364       60,965
Property, plant and equipment (Note 3):
  Land and buildings                               81,689       76,529
  Machinery and equipment                         151,861      140,678
  Construction in process                          37,380        8,997
                                                  270,930      226,204
  Accumulated depreciation                       (112,974)     (94,873)
                                                  157,956      131,331
Other assets                                          906          901
Total assets                                     $237,226     $193,197
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $  4,968     $  4,205
  Accrued expenses                                  9,470        7,372
  Accrued income taxes                                  0        1,557
  Current maturities of long-term debt              3,100          226
Total current liabilities                          17,538       13,360
Long-term debt, less current maturities (Note 3)   90,102       54,806
Deferred income taxes (Note 4)                     11,336       10,712
Stockholders' equity (Note 6):
  Preferred Stock:
     Series A Junior Participating Preferred Stock, $100
       par value:  authorized shares 500,000; none issued
     Par value to be determined by the Board of Directors:
       authorized shares 4,500,000; none issued
  Common Stock, $1 par value:  authorized shares 100,000,000;
     issued and outstanding shares 14,363,080 in 1996
      and 13,613,080 in 1995                       14,363       13,613
  Paid-in capital                                  11,292        2,871
  Retained earnings                                92,595       97,835
Total stockholders' equity                        118,250      114,319
Total liabilities and stockholders' equity       $237,226    $ 193,197

                                                See accompanying notes.

<CAPTION
                     Sanderson Farms, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                          Years Ended October 31

                                         1996          1995          1994
                                      (In thousands, except per share data)
Net sales                                $455,100    $392,896    $371,502

Cost and expenses:
  Cost of sales                           436,799     355,907     329,294
  Selling, general and administrative      17,112      15,750      14,024
                                          453,911     371,657     343,318

Operating income                            1,189      21,239      28,184

Other income (expense):
  Interest income                             157         180         109
  Interest expense                         (4,383)     (3,774)     (3,655)
  Other                                      (173)        (99)        195
                                           (4,399)     (3,693)     (3,351)
Income (loss) before income taxes          (3,210)     17,546      24,833
Income tax expense (benefit) (Note 4)        (767)      6,690       9,354
Net income (loss)                       $  (2,443)  $  10,856   $  15,479
Net income (loss)per share              $    (.18)  $     .80   $    1.14



                            See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Total
                           Common Stock        Paid-in  Retained Stockholders'
                              Shares  Amount   Capital  Earnings    Equity
                                       (In thousands, except shares)
Balance at October 31, 1993  9,075,427  9,075    7,410   76,946      93,431
Net income for year                                      15,479      15,479
Cash dividends ($.20 per share)                          (2,723)     (2,723)

Balance at October 31, 1994  9,075,427  9,075    7,410    89,702     106,187
Net income for year                                       10,856      10,856
Cash dividends ($.20 per share)                           (2,723)     (2,723)
Stock split (3 for 2) effected
  in the form of stock
  dividend                   4,537,653  4,538   (4,538)
Redemption of fractional shares                     (1)                   (1)

Balance at October 31, 1995 13,613,080 13,613    2,871    97,835     114,319
 Net loss for year                                        (2,443)     (2,443)
 Cash dividends ($.20 per share)                          (2,797)     (2,797)
 Common Stock issued to ESOP   750,000    750    8,421                 9,171

Balance at October 31, 1996 14,363,080 $14,363 $11,292   $92,595    $118,250

                            See accompanying notes.

                             SANDERSON FARMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Years Ended October 31
                                         1996           1995          1994
                                                   (In thousands)
Operating activities
Net income (loss)                        $(2,443)       $10,856      $15,479
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Depreciation an amortization              19,744         18,439       15,604
Provision for losses on accounts receivable  172             54           36
Deferred income taxes                        150            950        1,500

Change in assets and liabilities:
  Increase in accounts receivable         (5,209)        (3,692)      (2,008)
  Increase in inventories                 (5,785)        (3,900)      (2,950)
  Increase in prepaid expenses            (1,671)          (974)        (331)
  Increase in other assets                  (240)           (93)        (269)
  Increase (decrease) in accounts payable    763          1,368         (519)
  Increase in accrued expenses               541          1,907        2,829
Total adjustments                          8,465         14,059       13,892
Net cash provided by operating activities  6,022         24,915       29,371


Investing activities
Net proceeds from sale of property
   and equipment                              96            286           15
Capital expenditures                     (46,230)       (24,934)     (22,444)
Net cash used in investing activities    (46,134)       (24,648)     (22,429)

Financing activities
Long-term borrowings                       2,406            -0-          -0-
Net change in revolving credit            36,000         (1,000)      (4,000)
Principal payments on long-term debt        (236)           (77)         (73)
Principal payments on capital lease          -0-           (144)         -0-
Dividends paid                            (2,797)        (2,723)      (2,723)
Net proceeds from common stock issued
  to ESOP                                  9,171            -0-          -0-
Redemption of fractional shares              -0-             (1)         -0-

Net cash provided by (used in)
  financing activities                    44,544         (3,945)      (6,796)

Net increase (decrease) in cash and
  temporary cash investments               4,432         (3,678)         146
Cash and temporary cash investments
    at beginning of year                     447          4,125        3,979
Cash and temporary cash investments
    at end of year                        $4,879        $   447       $4,125

Supplemental disclosure of cash flow information:
  Cash paid for income taxes              $1,991        $ 5,807       $6,736
  Cash paid for interest                  $4,600        $ 3,492       $3,945


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

Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared food items. The Company's operations are significantly affected by market price fluctuations of its principal products sold and of its principal ingredients, corn and other grains. During fiscal 1996, corn prices were historically high, which adversely affected cost of goods sold.

The Company sells to retailers, distributors and fast food operators in the southern and western United States. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have consistently been within management's expectations.

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 19 to 39 years for buildings and 3 to 7 years for machinery and equipment.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. The taxes on the cash basis temporary differences as of that date will not be payable under current tax laws provided there are no changes in ownership control and future annual revenues of the farming subsidiary exceed 1988 revenues. Management does not anticipate the payment of such taxes related to these cash bases timing differences during fiscal 1997. (See Note 4).


Stock Based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Earnings Per Share:   Earnings per share are based upon the weighted average
number of shares outstanding during each year, including shares issuable under the stock option plan when dilutive. The weighed average shares outstanding used in the calculation of earnings per share were 13,842,588 in 1996 and 13,613,080 in 1996 and 1995.

Fair Value of Financial Instruments: The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company's borrowings under its credit facilities and long-term debt also approximate the fair values based on current rates for similar debt.

Impact of Recently Issued Accounting Standards: In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimate to be generated by those assets are less than the assets' carrying amount.
Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based upon current circumstances, does not believe the effect of adoption will be material.

2. Inventories
Inventories consisted of the following:
                                            October 31
                                         1996         1995
                                           (In thousands)
Live poultry broilers and breeders       $23,505      $18,484
Feed, eggs and other                       5,412        4,974
Processed poultry                          3,951        3,999
Processed food                             3,908        3,578
Packaging materials                        2,284        2,240
                                         $39,060      $33,275

3. Long-term Credit Facilities and Debt
Long-term debt consisted of the following:

                                                  October 31
                                               1996        1995
                                                (In thousands)
Revolving credit agreement with banks
 (weighted average rate of 6.4% at
 October 31, 1996)                            $65,000      $29,000
Term loan with an insurance company,
 accruing interest at 7.49%; due in
 annual principal installments of $2,850,000
 beginning in February 1997                    20,000       20,000
Note payable, accruing interest at 5%;
 due in annual installments of $161,400,
 including interest, maturing in 2009           1,537        1,617
6% Mississippi Business Investment Act
 bond capital lease obligation                  4,200        4,356
Robertson County, Texas, Industrial
   Revenue Bonds (variable rate, 3.85%
 at October 31, 1996)                           2,406          -0-
Notes payable to an insurance company,
 accruing interest at 5%                           59           59
                                               93,202       55,032
Less current maturities of long-term debt       3,100          226
                                              $90,102      $54,806

The Company has a $125.0 million ($52.8 million available at October 31, 1996) revolving credit agreement with five banks. The revolver extends to 1999, when the outstanding borrowings may be converted to a term loan payable in equal semiannual installments over four years. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .20% is payable quarterly on the unused portion of the revolver. The Company intends to renew beyond one year of October 31, 1996 the amount of its borrowings at year-end under the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

On November 16, 1995, the Company obtained $7.2 million in industrial revenue bond financing to finance the construction of a feed mill in Robertson County, Texas. The banks participating in the revolving credit agreement provided a letter of credit in connection with the issuance of the Industrial Revenue Bonds. As of October 31, 1996, the Company has borrowed $2.4 million of the $7.2 million available.

Property, plant and equipment with a carrying value of approximately $7,123,000 is pledged as collateral to a note payable and the capital lease obligation.

Interest costs of $775,000 was capitalized in 1996.

The aggregate annual maturities of long-term debt at October 31, 1996
(assuming borrowings under the revolver will be converted to a term loan in
1999) are as follows (in thousands):
       Fiscal Year                            Amount

        1997                                 $  3,100
        1998                                    4,004
        1999                                   20,268
        2000                                   19,989
        2001                                   19,398
     Thereafter                                26,443
                                              $93,202

4. Income Taxes
Income tax expense consisted of the following:

                                         Years Ended October 31
                                         1996      1995      1994
                                            (In thousands)
Current:
 Federal                               $ (692)    $5,110     $7,150
 State                                   (225)       630        704
                                         (917)     5,740      7,854
Deferred
 Federal                                  115        780      1,370
 State                                     35        170        130
                                          150        950      1,500
                                      $  (767)    $6,690     $9,354

/TABLE

Significant components of the Company's deferred tax assets and liabilities were as follows:



                                             October 31,
                                           1996        1995
Deferred tax assets                         (In thousands)
     (included in prepaid expenses):
     Accrued expenses                     $ 1,144  $   898
     Alternative Minimum tax credit
         carry forward                        230        0
     Prepaid expenses                        (138)     (13)

                                          $ 1,236  $   762
Deferred tax liabilities:
     Cash basis temporary differences     $ 3,900  $ 3,900
     Property, plant and equipment          7,436    6,812
                                          $11,336  $10,712

The differences between the consolidated income taxes and the amounts computed at the federal statutory rate are as follows:



                                         Years Ended October 31
                                          1996      1995     1994
                                               (In thousands)
Taxes at statutory rate                  $(1,091)  $6,012   $8,666
State income taxes                          (113)     671      769
State income tax credit                       60     (140)    (218)
Other, net                                   377      147      137
                                         $(7,767)  $6,690   $9,354


5. Employee Benefit Plans

The Company had a defined contribution profit sharing plan covering all employees and an employee stock ownership plan that was restricted to salaried employees. During fiscal 1995, the profit sharing plan was merged into the Employee Stock Ownership Plan ("ESOP"). The resulting defined contribution employee stock ownership plan was expanded to cover all employees. The Company did not contribute to the ESOP during 1996. Total contributions under both plans were $850,000 in 1995 and $1,200,000 in 1994.

Under the Company's Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. Options to purchase an aggregate of 45,000 shares at $10.67 per share, 82,500 shares at $11.00 per share, 108,000 shares at $11.25 per share and 124,000 shares at $10.87 are outstanding at October 31, 1996. Options to purchase 102,000 shares are exercisable at October 31, 1996.

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

7. Other Matters

No customer accounted for more than 10% of consolidated sales for the years ended October 31, 1996 1995 or 1994. Export sales were less than 10% of consolidated sales in each year presented.

The Company has commitments of approximately $29.2 million to complete construction of the new complex in Brazos and Robertson Counties, Texas.


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

                               PART IV

Item 14.              Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K.

(a)1.  FINANCIAL STATEMENTS:

         The following consolidated financial statements of the Registrant are included in Item 8:

         Consolidated Balance Sheets - October 31, 1996 and 1995

         Consolidated Statements of Income - Years ended October 31, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity - Years ended
October 31, 1996, 1995    and 1994

         Consolidated Statements of Cash Flows - Years ended October 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements - October 31, 1996

(a)2.  FINANCIAL STATEMENT SCHEDULES:

         The following consolidated financial statement schedules of the Registrant are included in Item 8:



         Schedule II - Valuation and Qualifying Accounts



         All other schedules are omitted as they are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a)3(i).  EXHIBITS:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

     Exhibit                  Brief
     Number                   Description

(1)  3-A               -      Copy of Articles of Incorporation of the
                              Registrant, as amended.

     3-B               -      Copy of Restated By-Laws of the
                              Registrant as of January 8, 1997.

(1)  4                 -      Copy of Certificate of Designations of
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

(9)  10-E-3            -      Copy of Agreement effective July 15,
                              1995 between Sanderson Farms, Inc.
                              (Hazlehurst Processing Division) and
                              Laborers' International Union of North
                              America, Professional Employees Local
                              Union #697, AFL-CIO.

(9)  10-E-4            -      Copy of Agreement effective September 9,
                              1995 between Sanderson Farms, Inc.
                              (Collins Processing Division) and
                              Laborers' International Union of North
                              America, Professional Employees Local
                              Union #697, AFL-CIO.

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
                              Affiliates Stock Option Plan.

(5)  10-J              -      Copy of Memorandum of Agreement dated as
                              of June 13, 1989, between Pike County,
                              Mississippi and the Registrant.

(6)  10-K              -      Copy of Wastewater Treatment Agreement
                              between the City of Magnolia,
                              Mississippi and the Registrant dated
                              August 19, 1991.

(6)  10-L              -      Copy of Memorandum of Agreement and
                              Purchase Option between Pike County,
                              Mississippi and the Registrant dated
                              May, 1991.

(7)  10-M              -      Copy of Lease Agreement between Pike
                              County, Mississippi and the Registrant
                              dated as of November 1, 1992.

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

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference.

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

(b)  REPORTS ON FORM 8-K:

     No reports on From 8-K were filed during the fourth quarter of the Fiscal Year ended October 31, 1996.

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

The Board of Directors
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. Our audit also included the financial statement schedule listed in the index under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/Ernst & Young LLP


Jackson, Mississippi
December 11, 1996


                Sanderson Farms, Inc. and Subsidiaries

                  Valuation and Qualifying Accounts

                             Schedule II
____________________________________________________________________________ _
      COL. A              COL. B      COL. C     COL. D    COL. E      COL. F
                       Balance at   Charged to Charged to          Balance at
                        Beginning    Costs and   Other   Deductions   End of
     Classification     of Period    Expenses   Accounts Describe(1)  Period
                                              (In Thousands)
Year ended October 31, 1996
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                     $130          $172               $135       $167


Year ended October 31, 1995
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                     $100           $54               $24        $130


Year ended October 31, 1994
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                      $80           $36               $16        $100



(1)  Uncollectible accounts written off, net of recoveries.


/TABLE

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SANDERSON FARMS, INC.




Date:  January 23, 1997                            /s/Joe Frank Sanderson

                                         Joe Frank Sanderson
                                         Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the dates indicated.



/s/Joe Frank Sanderson    1/23/97     /s/John H. Baker, III      1/23/97
    Joe Frank Sanderson,              John H. Baker, III.
    Chairman of the Board               Director


/s/Joe F. Sanderson, Jr.  1/23/97     /s/Charles W. Ritter, Jr.  1/23/97
    Joe F. Sanderson, Jr.,            Charles W. Ritter, Jr.,
    President, Chief Executive          Director
    Officer and Director


/s/Dewey R. Sanderson, Jr. 1/23/97    /s/Rowan H. Taylor         1/23/97
    Dewey R. Sanderson, Jr.,          Rowan H. Taylor,
         Director                       Director


/s/Donald W. Zacharias     1/23/97    /s/Robert Buck Sanderson   1/23/97
   Donald W. Zacharias,               Robert Buck Sanderson,
         Director                       Director


/s/Phil K. Livingston      1/23/97    /s/James A. Grimes         1/23/97
      Phil K. Livingston,             James A. Grimes,
         Director                     Secretary and Chief Accounting
                                          Officer


/s/D. Michael Cockrell     1/23/97
   D. Michael Cockrell,
   Treasurer and Chief
   Financial Officer