Form 10-Q
period 1997-01-31
SANDERSON FARMS INC
filed 1997-02-25
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         January 31, 1997

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

     Common Stock, $1 Per Share Par Value-----14,363,080 shares outstanding as of January 31, 1997.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--January 31, 1997 and October 31, 1996

         Condensed consolidated statements of income (loss)--Three months ended January 31, 1997 and 1996

         Condensed consolidated statements of cash flows--Three months ended January 31, 1997 and 1996

         Notes to condensed consolidated financial statements--
         January 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          January 31,    October 31,
                                             1997            1996
                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $  2,140        $  4,879
  Accounts receivables, net                  25,965          27,661
  Inventories - Note 2                       38,068          39,060
  Refundable income taxes                     1,155           1,148
  Other current assets                        6,951           5,616
Total current assets                         74,279          78,364

Property, plant and equipment               288,813         270,930
Less accumulated depreciation              (117,887)       (112,974)
                                            170,926         157,956

Other assets                                  1,113             906

Total assets                               $246,318        $237,226
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 16,755         $14,438
  Current maturities of long-
    term debt                                 3,104           3,100
Total current liabilities                    19,859          17,538

Long-term debt, less current maturities      94,013          90,102

Deferred income taxes                        11,336          11,336

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 14,363,080
   and 13,613,080 at January 31, 1997 and
   October 31, 1996, respectively            14,363          14,363
  Paid-in capital                            11,292          11,292
  Retained earnings                          95,455          92,595
Total stockholders' equity                  121,110         118,250
Total liabilities and stockholders' equity $246,318        $237,226

NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                           SANDERSON FARMS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                                                     Three Months Ended
                                                         January 31,
                                                       1997       1996
                                                (In thousands, except shares
                                                     and per share data)
Net sales                                          $115,647   $103,754

Cost and expenses:
  Cost of sales                                     103,629     99,998
  Selling, general and
   administrative                                     5,261      4,030

                                                    108,890    104,028

         OPERATING INCOME (LOSS)                      6,757       (274)

Other income (expense):
  Interest income                                        42         44
  Interest expense                                   (1,123)    (1,009)
  Other                                                  49        (42)
                                                     (1,032)    (1,007)

   INCOME (LOSS) BEFORE INCOME TAXES                  5,725     (1,281)

Income tax expense (benefit)                          2,147       (483)

         NET INCOME (LOSS)                         $  3,578   $   (798)


Earnings (loss) per share                          $    .25   $   (.06)

Dividends per share                                $    .05   $    .05


Weighted average shares outstanding              14,363,040 13,613,080

See notes to condensed consolidated financial statements.

PAGE

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Three Months Ended
                                                   January 31,
                                               1997        1996
                                                 (In thousands)
Operating activities
 Net income (loss)                            $ 3,578    $  (798)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
      operating activities:
    Depreciation and amortization               5,070      4,945
    Change in assets and liabilities:
     (Increase) decrease in accounts
      receivable                                1,696     (2,484)
     (Increase) decrease in inventories           992     (4,422)
     Increase  in other assets                 (1,605)      (754)
     Increase in accounts payable and
      accrued expenses                          2,317      2,769

Total adjustments                               8,470         54

Net cash provided by (used in)
   operating activities                        12,048       (744)

Investing activities
Net proceeds from sale of equipment               -0-         21
Capital expenditures                          (17,984)    (5,972)

Net cash used in investing activities         (17,984)    (5,951)

Financing activities
Principal payments on long-term debt              (85)       (81)
Additional long-term borrowings                   -0-        107
Net borrowings under revolving
 line of credit                                 4,000      7,500
Dividends paid                                   (718)      (680)

Net cash provided by
 financing activities                           3,197      6,846

Net increase (decrease) in cash and
 temporary cash investments                    (2,739)       151
Cash and temporary cash investments
 at beginning of period                         4,879        447


Cash and temporary cash investments
 at end of period                             $ 2,140    $   598


See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            January 31, 1997


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1997, are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

NOTE 2--INVENTORIES

The components of inventories consisted of the following:

                                   January 31,         October 31,
                                       1997                1996
                                          (In thousands)
Live poultry-broilers and breeders   $23,574            $23,505
Feed, eggs and other                   5,628              5,412
Processed poultry                      3,653              3,951
Processed food                         3,533              3,908
Packaging materials                    1,680              2,284
                                     $38,068            $39,060

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. The taxes on the cash basis temporary differences as of that date will not be payable under current tax laws provided there are no changes in ownership control and future annual revenues exceed 1988 revenues. Management does not anticipate the payment of such taxes related to these cash basis temporary differences during fiscal 1997.

NOTE 4--OTHER MATTERS

On July 12, 1996, the Company sold 750,000 shares of its common stock at $13 per share (based on an independent valuation of the stock as of that date) to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan (the "Plan") in a private placement. Net proceeds from the issuance of the common shares were $9,171,000 plus a $500,000 note receivable from the Plan.

The Company had a fire at its processing plant in McComb, Mississippi on January 29, 1997. The fire was confined primarily to an area of the plant housing packaging materials and supplies. Management believes that substantially all of the costs, which have not been determined, of repair and reconstruction of the plant will be covered by the Company's property insurance carried on the plant. Certain costs associated with the McComb plant's downtime and processing of additional chickens at the Company's other processing plants are covered by the Company's business interruption insurance coverage. Management's estimates of such costs, net of the amounts recoverable from the insurance company, for the three days affected in the first quarter of fiscal 1997 were not material to the Company's financial position or operations.

The Company adopted the FASB Statement No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" in the first quarter of fiscal 1997. The affect of the adoption was not material to the Company's financial position or operations.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1996.

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

As of January 31, 1997, construction of the new poultry complex in Brazos and Robertson Counties, Texas was substantially complete. The first birds will be processed on March 3, 1997, with the initial single shift processing capacity of 650,000 birds per week to be reached during the third quarter of fiscal 1997. The new shift will increase the Company's overall processing capacity under current configurations to 4,700,000 birds per week.

Results of Operations

Net sales increased $11.9 million or 11.5% during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. During the same periods, net sales of poultry products increased $7.2 million or 7.9%. This increase in net sales of poultry products was the result of an increase in the pounds of poultry products sold of 7.4%. Market prices for finished poultry products, as measured by the Georgia dock prices, ranged from a low of $.6375 to a high of $.6600 during the first quarter of fiscal 1997, as compared to a low of $.5825 to a high of $.6000 during the first quarter of fiscal 1996.
Net sales of prepared food products increased $4.7 million or 37.9% during the three months ended January 31, 1997, as compared to the first quarter of fiscal 1996. The increase in net sales of prepared food products resulted from an increase in pounds of prepared food products sold of 28.8% and an increase in the average sale price of prepared food products of 7.0%. The increase in the average sale price of prepared food products resulted from an increase in sales of cooked chicken products which have a higher average sale price and higher average production costs than the prepared food products sold during the first quarter of fiscal 1996.

Cost of sales increased $3.6 million or 3.6% during the three months ended January 31, 1997, as compared to the three months ended January 31, 1996.
Cost of sales of poultry products decreased $.4 million or .5% during the same periods, despite an increase in the pounds of poultry products sold of 7.4%.
A reduction in the pounds of outside poultry products purchased and further processed and a decrease in the costs of feed grains resulted in the lower average cost of sales during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. A simple average of the corn and soy meal cash market prices for the first quarter of fiscal 1997 reflected a decrease of 19.7% and an increase 11.8%, respectively. Cost of sales of prepared food products increased $4.0 million or 36.3% primarily due to the increase in the pounds of prepared food products sold and a change in mix.

Selling, general and administrative expenses increased $1.2 million during the quarter ended January 31, 1997, as compared to the same quarter in fiscal 1996, as a result of increased administrative cost associated with the construction of the new poultry complex in Brazos and Robertson Counties, Texas. Measured as a percentage of net sales, selling, general and administrative expenses for the first quarter of fiscal 1997 and 1996 were 4.6% and 3.9%, respectively.

During the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, the Company's operating income increased $7.0 million. The increase in the Company's operating income was obtained from the improved sale prices of poultry products and the lower average prices of feed grains. In addition, the Company's operating income improved due to the increased sales of prepared food products during the three months ended January 31, 1997, as compared to the three months ended January 31, 1996.

Interest expense increased approximately $.1 million during the three months ended January 31, 1997, as compared to the same three months in fiscal 1996. Interest cost of approximately $.5 million was capitalized during the first quarter of fiscal 1997 as a result of additional borrowings incurred in connection with the construction of the new poultry complex in Brazos and Robertson Counties.

The Company's effective tax rate for the first quarter of fiscal 1997 was 37.5%. For the first quarter in fiscal 1996, the Company recorded a tax benefit of approximately 37.7%.

Liquidity and Capital Resources

The Company's working capital on January 31, 1997, was $54.4 million and its current ratio was 3.7 to 1 as compared to working capital of $60.8 million and a current ratio of approximately 4.5 to 1 at October 31, 1996. During the three months ended January 31, 1997, the Company invested $18.0 million on planned capital projects, including approximately $15.8 million on the new poultry complex in Texas.

The capital budget for fiscal 1997, as of January 31, 1997, has been increased to $35.0 million from $34.2 million at October 31, 1996. The increase of $.8 million pertains to items not approved at the beginning of fiscal 1997 pending justification, field trial and alternate costing.

On January 29, 1997, the Company had a fire at its processing plant in McComb, Mississippi. Management believes that the property insurance maintained on the plant will substantially cover all repair and reconstruction costs.



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

         (c) The Company did not file any reports on Form 8-K during the three months ended January 31, 1997.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             _____ SANDERSON FARMS, INC. _______
                                        (Registrant)



Date:  February 25, 1997             By:  /s/D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  February 25 1997             By:  /s/James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 1997, and the related condensed consolidated statements of income for the three-month periods ended January 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 11, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                             ERNST & YOUNG LLP


Jackson, Mississippi
February 21, 1997

Exhibit 15b





Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8) of Sanderson Farms, Inc. for the registration of 500,000 shares of its common stock of our report dated February 21, 1997 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended January 31, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933 our reports are not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.





                                            ERNST & YOUNG LLP

Jackson, Mississippi
February 21, 1997