Form 10-Q
period 1997-04-30
SANDERSON FARMS INC
filed 1997-05-27
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         April 30, 1997

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

     Common Stock, $1 Per Share Par Value-----14,366,580 shares outstanding as of April 30, 1997.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--April 30, 1997 and October 31, 1996

         Condensed consolidated statements of income (loss)--Three months ended April 30, 1997 and 1996; Six months ended April 30, 1997 and 1996

         Condensed consolidated statements of cash flows--Six months ended April 30, 1997 and 1996

         Notes to condensed consolidated financial statements--
         April 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          April 30,      October 31,
                                             1997            1996
                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $  2,303        $  4,879
  Accounts receivables, net                  28,835          27,661
  Inventories - Note 2                       43,073          39,060
  Refundable income taxes                         0           1,148
  Other current assets                        6,342           5,616
Total current assets                         80,553          78,364

Property, plant and equipment               308,212         270,930
Less accumulated depreciation              (122,937)       (112,974)
                                            185,275         157,956

Other assets                                  2,335             906

Total assets                               $268,163        $237,226

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 15,809        $ 14,438
  Current maturities of long-
    term debt                                 3,104           3,100
Total current liabilities                    18,913          17,538

Long-term debt, less current maturities     118,109          90,102
Deferred income taxes                        11,336          11,336

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 14,366,580
   and 14,363,080 at April 30, 1997 and
   October 31, 1996, respectively            14,367          14,363
  Paid-in capital                            11,452          11,292
  Retained earnings                          93,986          92,595
Total stockholders' equity                  119,805         118,250
Total liabilities and stockholders' equity $268,163        $237,226

NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                   SANDERSON FARMS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                  Three Months Ended       Six Months Ended
                                     April 30,                April 30,
                                  1997      1996            1997      1996
                              (In thousands, except shares and per share data)

Net sales                      $117,410  $110,719        $233,057   $214,473

Cost and expenses:
  Cost of sales                 112,127   109,466         215,756    209,464
  Selling, general and
   administrative                 4,996     4,486          10,257      8,516

                                117,123   113,952         226,013    217,980

         OPERATING INCOME (LOSS)    287    (3,233)          7,044     (3,507)

Other income (expense):
  Interest income                    43        31              85         75
  Interest expense               (1,457)   (1,159)         (2,580)    (2,168)
  Other                             (60)      (32)            (11)       (74)
                                 (1,474)   (1,160)         (2,506)    (2,167)

   INCOME (LOSS) BEFORE
    INCOME TAXES                 (1,187)   (4,393)          4,538     (5,674)

Income tax expense (benefit)       (436)   (1,659)          1,711     (2,142)

         NET INCOME (LOSS)     $   (751)  $(2,734)       $  2,827   $ (3,532)


Earnings (loss) per share      $   (.05)  $  (.20)       $    .20   $   (.26)

Dividends per share            $    .05   $   .05        $    .10   $    .10


Weighted shares outstanding  14,364,299 13,613,080     14,363,679  13,613,080


See notes to condensed consolidated financial statements.

                    SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                Six Months Ended
                                                   April 30,
                                                1997        1996
                                                (In thousands)
Operating activities
 Net income (loss)                            $ 2,827    $(3,532)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
      operating activities:
    Depreciation and amortization              10,225      9,931
    Change in assets and liabilities:
     Increase in accounts receivable           (1,174)    (2,659)
     Increase in inventories                   (4,013)    (5,729)
     Increase  in other assets                 (1,119)    (2,916)
     Increase in accounts payable
      and accrued expenses                      1,371        907

Total adjustments                               5,290       (466)

Net cash provided by (used in)
   operating activities                         8,117     (3,998)

Investing activities
Net proceeds from sale of equipment                 1         32
Advance from insurance company for
  fire loss                                     3,500          0
Capital expenditures                          (40,933)   (18,878)

Net cash used in investing activities         (37,432)   (18,846)

Financing activities
Principal payments on long-term debt           (2,934)       (81)
Net borrowings under revolving
 line of credit                                26,000     24,500
Additional long-term borrowings                 4,945        107
Principle payment on note receivable-E.S.O.P.     125          0
Net proceeds from issuance of common stock         39          0
Dividends paid                                 (1,436)    (1,361)

Net cash provided by financing activities      26,739     23,165

Net increase (decrease) in cash and temporary
 cash investments                              (2,576)       321
Cash and temporary cash investments
 at beginning of period                         4,879        447


Cash and temporary cash investments
 at end of period                             $ 2,303    $   768


See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            April 30, 1997


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1997, are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on October 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate any prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                     April 30,         October 31,
                                       1997                1996
                                           (In thousands)

Live poultry-broilers and breeders   $25,338            $23,505
Feed, eggs and other                   7,052              5,412
Processed poultry                      4,873              3,951
Processed food                         3,597              3,908
Packaging materials                    2,213              2,284
                                     $43,073            $39,060

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

NOTE 4--OTHER MATTERS

On July 12, 1996, the Company sold 750,000 shares of its common stock at $13 per share (based on an independent valuation of the stock as of that date) to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan in a private placement. Net proceeds from the issuance of the common shares were $9,171,000 plus a $500,000 note receivable from the Plan. During the quarter ended April 30, 1997, the Company received $125,000 on the note receivable.

On January 29, 1997, a fire broke out at the Company's processing plant in McComb, Mississippi. The fire was confined primarily to an area of the plant housing packaging and supplies. Management believes that substantially all of the cost of repairs and reconstruction of the plant will be covered by the Company's property insurance. Certain cost associated with the McComb plant's downtime and processing of additional chickens at the Company's other processing plants are covered by the Company's business interruption insurance coverage. Management estimates of such cost during the six months ended April 30, 1997, net of the amounts receivable from the insurance company, were not material to the Company's financial position or operations. As of May 27, 1997, all needed repairs and reconstruction to the McComb plant were substantially complete.

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

During March 1997, the Company began initial operations at the new complex in Brazos and Robertson, Texas. The Company anticipates that the initial single shift processing capacity of 650,000 per week will be reached before the end of fiscal 1997. The new shift will increase the Company's overall processing capacity under current configurations to 4,700,000 birds per week.

Results of Operations

Net sales for the second quarter of fiscal 1997 increased $6.7 million or
6.0% as compared to the second quarter of fiscal 1996.   Net sales of
poultry products increased $1.6 million or 1.6% during the second quarter of fiscal 1997 as compared to the same quarter a year ago, due to an increase in the pounds of poultry products sold of 1.9% and a decrease in
the average sale price of poultry products of .3%.   The additional poultry
volume during the second quarter of fiscal 1997 was obtained from the expansion during the second and third quarters of fiscal 1996 at the Company s McComb
, Mississippi processing complex and the startup of operations during the second quarter of fiscal 1997 at the Company s new complex in Texas. The effect of the increase in Company grown pounds was partially offset by a reduction in the amount of outside pounds purchased and further processed. These outside pounds have a higher average sale price and cost of sales per pound than the Company's normal product mix. For the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996, net sales of prepared food products increased $5.1 million or 37.1%. This increase was the result of an increase in the pounds of prepared food products sold of approximately 28.5% and a corresponding increase in the average sale price of prepared food products of 6.7%.


For the first six months of fiscal 1997, net sales increased $18.6 million or 8.7% as compared to the same period during fiscal 1996. Net sales of poultry products increased $8.7 million or 4.6% during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996. As discussed in the previous paragraph, the increase in the number of Company grown pounds from the expansion of the Company s
McComb
, Mississippi
processing complex and the additional volume from the Company s new complex in Texas was partially offset by a reduction in the amount of outside pounds purchased and further processed. During the first six months of fiscal 1997, the Company s prepared food operations net sales increased $9.9 million or 37.5%. The increase in the net sales of prepared food products resulted primarily from increases in sales of cooked chicken products.

Cost of sales increased $2.7 million or 2.4% during the second quarter of fiscal 1997 as compared to the same quarter during fiscal 1996. Cost of sales of poultry products decreased $2.5 million or 2.6%, despite an increase in the pounds of poultry products sold of 1.9%. The reduction in the pounds of outside poultry products purchased and further processed and a decrease in the average cost of feed grains resulted in the lower average cost of sales of poultry products during the three months ended April 30, 1997 as compared to the three months ended April 30, 1996. A simple average of the corn and soy meal cash market prices for the second quarter of fiscal 1997 reflected a decrease of 27.0% and an increase of 18.4%, respectively. During these same periods, cost of sales of prepared food products increased $5.2 million or 46.1% primarily due to the increase in the pounds of cooked chicken products which have a higher average production cost than the average prepared food products sold during the second quarter of fiscal 1996.

For the six months ended April 30, 1997, cost of sales increased $6.3 million or 3.0% as compared to the six months ended April 30, 1996. However, cost of sales of poultry products decreased $3.0 million or 1.6% primarily because of the reduction in the pounds of outside poultry products purchased and further processed and a decrease in the average cost of feed grains. A simple average of the corn and soy meal cash market prices for the six months ended April 30, 1997 reflected a decrease of 23.5% and an increase of 14.6%, respectively. Cost of sales of prepared food products for the first half of fiscal 1997 as compared to the first half of fiscal 1996 increased $9.3 million or 41.2% primarily due to the increase in production of cooked chicken products.

During the second quarter and the first six months of fiscal 1997 as compared to the same periods during fiscal 1996, the Company s operating income increased $3.5 million and $10.6 million, respectively. The increase in the Company s operating income was obtained from the overall improvement in market prices for poultry products, lower average feed costs and increased sales of cooked chicken products. However, during fiscal 1996 the Company s operating profit was enhanced by the purchase and
further processing of outside products.   During the first half of fiscal
1997, the Company purchased approximately 58% fewer outside pounds because market conditions were less favorable than during the same periods during fiscal 1996.

Interest expense increased approximately $.3 million during the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. For the first six months of fiscal 1997 as compared to the same six months during fiscal 1996, interest expense increased $.4 million. The increase in interest expense during the quarter and the six months ended April 30, 1997 was primarily a result of increased funds borrowed to construct the new poultry complex in
Brazos
 and Robertson Counties, Texas. The Company capitalized approximately $.6 million of interest cost related to the construction of the new complex during the first six months of fiscal 1997. As the complex began operations during the second quarter of fiscal 1997, the Company will no longer capitalize interest costs. The Company expects interest expense during the remainder of fiscal 1997 to be higher than the same period during fiscal 1996.


The Company s effective tax rate for the second quarter and the first six months of fiscal 1997 was approximately 37.7%. During the second quarter and the first six months of fiscal 1996 the Company recorded a tax benefit of approximately 37.8%.

Liquidity and Capital Resources

The Company s working capital on April 30, 1997, was $61.6 million and its current ratio was 4.3 to 1 as compared to working capital of $60.8 million and a current ratio of approximately 4.5 to 1 at October 31, 1996.



During the first six months of fiscal 1997 the Company expended $32.3 million on planned capital projects, including approximately $26.9 million on the new poultry complex in Texas. In addition, as of April 30, 1997, the Company expended approximately $5.1 million in excess of reimbursements from its property insurance carrier, for reconstruction of the Company s McComb, Mississippi processing facility which was damaged by a fire on January 29, 1997. The Company temporarily borrowed funds from its revolving credit agreement to pay for the repairs to the damaged plant. The additional borrowed funds for reconstruction of the McComb plant increased the Company s debt to capitalization ratio by 1.1% to 50.3%. Management believes that the entire cost of repairs to the McComb processing facility, which is anticipated to cost approximately $10.5 million, will be recovered from the Company s property insurance carrier by the end of fiscal 1997.

The planned capital budget for fiscal 1997, as of April 30, 1997, has been increased to $38.4 million from $34.2 million at October 31, 1996. The increase of $4.2 million pertains to items not approved at the beginning of fiscal 1997 pending justification , field trial and alternate costing. The remaining capital requirements for fiscal 1997 will be funded by working capital and additional borrowings under the Revolving Credit Agreement.



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the 1997 Annual Meeting of Shareholders of Sanderson Farms,
Inc. held February 27, 1997, the shareholders elected the following persons to the Company's Board of Directors by the votes indicated below:

                  Name                 For                 Withheld
          D. R. Sanderson           13,600,983              12,289
          Rowan Taylor              13,600,833              12,439
          John H. Baker, III        13,600,983              12,289

          By a vote of 13,597,907 for, 4,003 against, and 11,915
abstaining, the shareholders ratified the Board's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 1997.

     By a vote of 13,514,813 for, 23,347 against and 21,553
abstaining, the shareholders approved a proposal to add a new Article FIFTEENTH to the Company's Articles of Incorporation, which pertains to the indemnification of directors and officers of the Company. By a vote of 13,296,416 for, 21,481 against and 18,610 abstaining, the shareholders approved a proposal to amend Article VI of the Company's By-laws, as amended, which also pertains to the indemnification of directors, officers and certain employees of the Company.

          No other items were voted upon at the annual shareholders' meeting or during the quarter ended April 30, 1997.

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

         (c) The Company did not file any reports on Form 8-K during the three months ended April 30, 1997.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             _____ SANDERSON FARMS, INC. _______
                                        (Registrant)



Date:  May 27, 1997                 By:  /s/D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  May 27, 1997                 By:/s/James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 1997, and the related condensed consolidated statements of income (loss) for the three-month and six-month periods ended April 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Jackson, Mississippi
May 27, 1997

EXHIBIT 15b









Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8) of Sanderson Farms, Inc. for the registration of 500,000 shares of its common stock of our report dated May 27, 1997 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended April 30, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                                  /s/Ernst & Young LLP
                                                  ERNST & YOUNG LLP

Jackson, Mississippi
May 27, 1997