Form 10-Q
period 1997-07-31
SANDERSON FARMS INC
filed 1997-08-27
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 1997

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

     Common Stock, $1 Per Share Par Value-----14,366,580 shares outstanding as of July 31, 1997.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--July 31, 1997 and October 31, 1996

         Condensed consolidated statements of income (loss)--Three months ended July 31, 1997 and 1996; Nine months ended July 31, 1997 and 1996

         Condensed consolidated statements of cash flows--Nine months ended July 31, 1997 and 1996

         Notes to condensed consolidated financial statements--
         July 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                           July 31,      October 31,
                                             1997            1996
                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $    557        $  4,879
  Accounts receivables, net                  31,292          27,661
  Inventories - Note 2                       44,465          39,060
  Refundable income taxes                         0           1,148
  Other current assets                        7,562           5,616
Total current assets                         83,876          78,364

Property, plant and equipment               307,857         270,930
Less accumulated depreciation              (127,309)       (112,974)
                                            180,548         157,956

Other assets                                  2,635             906

Total assets                               $267,059        $237,226

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 17,453        $ 14,438
  Current maturities of long-
    term debt                                 3,104           3,100
Total current liabilities                    20,557          17,538

Long-term debt, less current maturities     118,109          90,102
Deferred income taxes                        11,336          11,336

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 14,366,580
   and 14,363,080 at July 31, 1997 and
   October 31, 1996, respectively            14,367          14,363
  Paid-in capital                            11,452          11,292
  Retained earnings                          91,238          92,595
Total stockholders' equity                  117,057         118,250
Total liabilities and stockholders' equity $267,059        $237,226

NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                   SANDERSON FARMS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                               Three Months Ended         Nine Months Ended
                                     July 31,                  July 31,
                                  1997      1996            1997      1996
                              (In thousands, except shares and per share data)

Net sales                      $121,895  $116,419        $354,952   $330,892

Cost and expenses:
  Cost of sales                 119,730   111,803         335,486    321,267
  Selling, general and
   administrative                 4,582     4,286          14,839     12,802

                                124,312   116,089         350,325    334,069

         OPERATING INCOME (LOSS) (2,417)      330           4,627     (3,177)

Other income (expense):
  Interest income                    36        32             121        107
  Interest expense               (2,018)   (1,471)         (4,598)    (3,639)
  Other                              57       (70)             46       (144)
                                 (1,925)   (1,509)         (4,431)    (3,676)

   INCOME (LOSS) BEFORE
    INCOME TAXES                 (4,342)   (1,179)            196     (6,853)

Income tax expense (benefit)     (1,637)     (436)             74     (2,578)

   NET INCOME (LOSS) BEFORE
    EXTRAORDINARY GAIN           (2,705)     (743)            122     (4,275)

Extraordinary gain from fire
   (net of income taxes
    of $406,000)                    676         0             676          0
   NET INCOME (LOSS)           $ (2,029) $   (743)       $    798   $ (4,275)

Earnings (loss) per share:
  Earnings (loss) per share
    before extraordinary gain  $   (.19) $   (.05)       $    .01   $   (.31)

  Earnings gain from fire           .05       .00             .05        .00

  Earnings (loss) per share    $   (.14) $   (.05)       $    .06   $   (.31)

Dividends per share            $    .05  $    .05        $    .15   $    .15


Weighted shares outstanding  14,366,580 13,776,123     14,364,657  13,667,825


See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

<CAPTON>
                                                Nine Months Ended
                                                    July 31,
                                                1997        1996
                                                (In thousands)
Operating activities
 Net income (loss)                            $   798    $(4,275)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
      operating activities:
    Depreciation and amortization              15,672     14,862
    Extraordinary gain from fire               (1,082)         0
    Change in assets and liabilities:
     Increase in accounts receivable           (3,631)    (5,530)
     Increase in inventories                   (5,405)    (8,897)
     Increase  in other assets                 (2,695)    (3,372)
     Increase in accounts payable
      and accrued expenses                      3,015      4,004

Total adjustments                               5,874      1,067

Net cash provided by (used in)
   operating activities                         6,672     (3,208)

Investing activities
Net proceeds from sale of equipment                 6         33
Advance from insurance company for
  fire loss                                     1,931          0
Capital expenditures                          (38,951)   (34,849)

Net cash used in investing activities         (37,014)   (34,816)

Financing activities
Principal payments on long-term debt           (2,934)       (81)
Net borrowings under revolving
 line of credit                                26,000     32,500
Additional long-term borrowings                 4,945      2,406
Principal payment on note receivable-E.S.O.P.     125          0
Net proceeds from issuance of common stock         39      9,171
Dividends paid                                 (2,155)    (2,079)

Net cash provided by financing activities      26,020     41,917

Net increase (decrease) in cash and temporary
 cash investments                              (4,322)     3,893
Cash and temporary cash investments
 at beginning of period                         4,879        447


Cash and temporary cash investments
 at end of period                             $   557    $  4,340


See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            July 31, 1997


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 1997, are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate any prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                     July 31,         October 31,
                                       1997                1996
                                           (In thousands)

Live poultry-broilers and breeders   $25,999            $23,505
Feed, eggs and other                   6,351              5,412
Processed poultry                      5,578              3,951
Processed food                         4,138              3,908
Packaging materials                    2,399              2,284
                                     $44,465            $39,060

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company could no longer use cash basis accounting for its farming subsidiary because of tax law changes. Effective August 5, 1997, the taxes on the cash basis temporary differences as of November 1, 1998 will be payable over twenty years provided there are no changes in ownership control and future annual revenues exceed 1988 revenues. Management does not anticipate the payment of such taxes related to these cash basis temporary differences during fiscal 1997.

NOTE 4--OTHER MATTERS

On July 12, 1996, the Company sold 750,000 shares of its common stock at $13 per share (based on an independent valuation of the stock as of that date) to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan in a private placement. Net proceeds from the issuance of the common shares were $9,171,000 plus a $500,000 note receivable from the Plan. During the nine months ended July 31, 1997, the Company received a $125,000 principal payment on the note receivable.

On January 29, 1997, a fire broke out at the Company's processing plant in McComb, Mississippi. The fire was confined primarily to an area of the plant housing packaging and supplies. Substantially all of the cost of repairs and reconstruction of the plant were covered by the Company's property insurance. Certain costs associated with the McComb plant's downtime and processing of chickens at the Company's other processing plants were covered by the Company's business interruption insurance coverage. The excess of the proceeds received for replacement of property and equipments over the book value of the assets destroyed of $1,082,000, before the applicable income tax expense $406,000, has been accounted for as an extraordinary gain in the accompanying consolidated statements of income (loss).


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1996.

This Quarterly Report, and other periodic reports filed by the Company under the Securities and Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to different materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to the following:

(1) Changes in the market price for the Company's finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets.

(2) Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, either of which may affect the value of inventories, the collectability of accounts receivable or the financial integrity of customers.

(3) Changes in laws, regulations, and other activities in government agencies and similar organizations applicable to the Company and the poultry industry.

(4)  Various inventory risks due to changes in market conditions.

(5) Changes in and effects of competition, which is significant in all markets in which the Company competes from regional and national firms, some of which have greater financial and marketing resources than the Company.

(6) Changes in accounting policies and practices adopted voluntarily by the Company or required to be adopted by generally accepted accounting principles.

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above can not be controlled by the Company. When used in this quarterly report, the words "believes," "estimates," "plans," "expects," "should," "outlook," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

During March 1997, the Company began initial operations at the new complex in Brazos and Robertson Counties, Texas. The Company anticipates that the initial single shift processing capacity of 650,000 birds per week will be reached before the end of fiscal 1997. The new shift will increase the Company's overall processing capacity under current configurations to 4,700,000 birds per week.

RESULTS OF OPERATIONS:

For the three months ended July 31, 1997, net sales increased $5.5 million or 4.7% as compared to the three months ended July 31, 1996. Net sales of poultry products during the same periods increased $1.7 million or 1.7%, as a result of an increase in the pounds of poultry products sold of 6.9% and a decrease in the average sale price of poultry products of 4.8%. The additional poultry volume during the third quarter of fiscal 1997 was obtained from the expansion during the third quarter of fiscal 1996 at the Company s McComb, Mississippi processing complex and the startup of operations during the second quarter of fiscal 1997 at the Company s new complex in Texas. During the quarter ended July 31, 1997 as compared to the same quarter during fiscal 1996, net sales of prepared food products increased $3.8 million or 22.3% as a result of an increase of 7.8% in the pounds of prepared food products sold and the mix of prepared food products sold.

Net sales for the nine months ended July 31, 1997, increased $24.1 million or 7.3% as compared to the nine months ended July 31, 1996. This increase in net sales resulted from an increase in net sales of poultry products of $10.5 million or 3.6% and a corresponding increase in net sales of prepared
food products of $13.6 million or 31.5%.   The increase in net sales of
poultry products was the result of an increase in the pounds of poultry products sold of 5.3% and a decrease in the average sale price of poultry products of 1.6%. During the nine months ended July 31, 1997 as compared to the same period during fiscal 1996, the Company obtained additional poultry volume internally from its expansion of the McComb, Mississippi poultry complex during fiscal 1996, and the startup of the new complex in Texas during fiscal 1997. These increases were offset by fewer pounds purchased from external sources. The poultry purchased from external sources had a higher average sale price and cost of sales per pound than
the Company s normal product mix.   The increase in net sales of prepared
food products was the result of an increase of 20.7% in the pounds of prepared food products sold and the mix of prepared food products sold.

During the third quarter of fiscal 1997 cost of sales increased $7.9 million or 7.1% when compared to the third quarter of fiscal 1996. Cost of sales of poultry products increased $3.9 million or 4.0% during these same quarters. However, the average cost of sales per pound of poultry products decreased primarily due to a decrease in the average cost of feed grains.
A simple average of the corn and soy meal cash market prices for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 reflected a decrease of 42.5% and an increase of 16.0%, respectively. Cost of sales of prepared food products also increased during the three months ended July 31, 1997 as compared to the three months ended July 31, 1997. The increase in cost of sales of prepared food products of $4.0 million or 27.3% resulted from an increase in the pounds of cooked chicken products which have a higher average production cost than the average prepared food products sold during the three months ended July 31, 1996.

For the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996, cost of sales increased $14.2 million or 4.4%. Cost of sales of poultry products increased only $.9 million or .3%, despite an increase in the pounds of poultry products sold of 5.3%. This decrease in the average cost of poultry products sold during the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 was the result of a decrease in the pounds of poultry products purchased from external sources and a decrease in the average cost of feed grains. A simple average of corn and soy meal cash market prices for the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996 reflected a decrease of 30.7 % and an increase of 15.4%, respectively.
Cost of sales of prepared food products increased $13.3 or 35.7% due to an increase in the pounds of cooked chicken products which have a higher average production cost than the average prepared food products sold during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996.

For the three months ended July 31, 1997 as compared to the same period during fiscal 1996, the Company s operating income decreased $2.7 million primarily due to an overall decline in the market prices of poultry products which more than offset a decrease in the average cost of feed grains. In addition, during the second quarter of this fiscal year, the Company altered the formulation of the feed used for its broiler chickens. The new feed formulation resulted in poor grow-out performance and a decrease in the bird weight delivered to our processing plants. The lower bird weight processed by the Company during the third quarter resulted in lower margins per pound. The feed formulation has been corrected and the negative effects of the change should work their way completely out of the Company's operations during the fourth quarter. The Company also incurred start-up costs associated with the new processing facility in Texas. For the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996 the Company s operating income increased $7.8 million primarily as a result of lower average feed costs.

On August 25, 1997, the Company announced that it had eliminated 110 salaried positions, representing approximately 13% of the Company's salaried positions and 1.7% of the Company's totaled workforce. The eliminated positions were spread throughout the Company, and included positions at the corporate offices as well as supervisory positions at each of our processing plants and production facilities. The cost savings resulting from these actions will be realized beginning in the first fiscal quarter of 1998.

Interest expense increased $.5 million during the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. For the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, interest expense increased $1.0 million. The increase in interest expense resulted from the increased funds borrowed to construct the new poultry complex in Brazos and Robertson Counties, Texas. The Company capitalized approximately $.6 million of interest cost related to the construction of the new complex during the first nine months of fiscal 1997. The Company capitalized interest costs through the date the complex began operations in the second quarter of fiscal 1997. The Company expects interest expense during the remainder of fiscal 1997 to be higher than the same period during fiscal 1996.

The Company s effective tax rate for the three months and the nine months ended July 31, 1997 was approximately 37.7%. For the three months and the nine months ended July 31, 1996 the Company s effective tax rate was 37.0% and 37.6%, respectively.

On January 29, 1997, a fire damaged sections of the McComb, Mississippi processing plant, including some equipment and refrigeration. The fire resulted in an extraordinary gain during the third quarter of fiscal 1997 of $.7 million, net income taxes of $.5 million.

Liquidity and Capital Resources

The Company s working capital on July 31, 1997, was $63.3 million and its current ratio was 4.1 to 1 as compared to working capital of $60.8 million and a current ratio of approximately 4.5 to 1 at October 31, 1996.

For the nine months ended July 31, 1997 the Company expended $37.0 million on planned capital projects, including approximately $29.3 million on the new poultry complex in Texas. In addition, as of July 31, 1997, the Company had expended $1.3 million in excess of reimbursements from its property insurance carrier, for reconstruction of the Company s McComb Mississippi processing facility which was damaged by a fire on January 29, 1997. The Company temporarily borrowed funds from its revolving credit agreement to pay for the repairs pending receipt of the insurance proceeds.
 In August 1997, the Company received from its property insurance carrier reimbursements for substantially all the repairs to the McComb facility and the destroyed packaging and product inventories. Also, during August 1997 the Company s carrier of business interruption insurance reimbursed the Company for certain costs associated with the McComb plant s downtime and related processing of additional chickens at the Company s other processing plants.

The capital budget for fiscal 1997 has been increased, as of July 31, 1997, to $38.5 million from $34.2 million at October 31, 1996. The increase of $4.3 million pertains to items not approved at the beginning of fiscal 1997 pending justification, field trial and alternate costing. The remaining capital requirements for fiscal 1997 will be funded by cash flows from operations and additional borrowings under the Revolving Credit Agreement.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this report

             Exhibit 15a Independent Accountants' Review Report

             Exhibit 15b Accountants' Letter re: unaudited financial
              information

             Exhibit 15c Press Release dated August 25, 1997

         (b) The Company did not file any reports on Form 8-K during the three months ended July 31, 1997.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             _____ SANDERSON FARMS, INC. _______
                                        (Registrant)



Date:  August 26, 1997                 By:/s/D. Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  August 26, 1997                 By:/s/James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 1997, and the related condensed consolidated statements of income (loss) for the three-month and nine-month periods ended July 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Jackson, Mississippi
August 21, 1997

EXHIBIT 15b









Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8) of Sanderson Farms, Inc. for the registration of 500,000 shares of its common stock of our report dated August 21, 1997 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended July 31, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                                  /s/Ernst & Young LLP
                                                  ERNST & YOUNG LLP

Jackson, Mississippi
August 21,
1997

EXHIBIT 15c


                             Contact:  Mike Cockrell
                                       Treasurer & Chief Financial Officer
                                                                (601) 649-4030


        SANDERSON FARMS, INC. REPORTS THIRD QUARTER RESULTS

LAUREL, Miss. (August 25, 1997) - Sanderson Farms, Inc. (NASDAQ/NMS:SAFM) today reported results for the third quarter and nine months ended July 31, 1997. For the quarter, the Company reported a net loss, before extraordinary gain from fire, of $2.71 million, or $.19 per share, compared with a net loss of $743,000, or $.05 per share, for the third quarter of fiscal 1996. Net sales were $121.9 million compared with $116.4 million for the same period a year ago.

    For the first nine months of fiscal 1997, net income, before extraordinary gain from fire, totaled $122,000, or $.01 per share, compared with a net loss of $4.3 million, or $.31 per share, for the first three quarters of fiscal 1996. Net sales for the most recent nine-month period were $354.9 million compared with net sales of $330.9 million for the same period last year.

    "Sanderson Farms' results for the third quarter of fiscal 1997 were affected by a number of factors," said Joe F. Sanderson, Jr., President and Chief Executive Officer. "First, the startup of our new Texas poultry complex in March followed by the addition of a second line in June had the negative impact on profitability typical of a start-up operation. The Texas complex is performing very well, however, and should continue to gain efficiency as its operations mature. Full first shift capacity will be reached on schedule by Labor Day. Also during the third quarter, our McComb processing facility continued rebuilding efficiency lost as a result of a fire earlier this year, and should be back to normal operations during the fourth quarter.

    "Additionally, earlier this year we altered the formulation of the feed used on our broiler farms in an effort to lower feed costs. The new feed formulation resulted in poor grow-out performance and a decrease in bird weight delivered to our processing plants. The decrease in bird weight resulting from this nutritional decision had a significant negative impact on margins in the third quarter. We have corrected the feed formulation and expect the negative effects of the change to work their way completely out of our operations early during the fourth fiscal quarter.

    Sanderson continued, "Overall, our outlook for the fourth quarter is cautious. Market prices for poultry products during the third quarter based on a simple average of the Georgia Dock price were over 2% lower than the same quarter a year ago, and we do not expect a material improvement in market conditions during the fourth quarter. We also are concerned about corn prices, which have trended up in recent days as a result of concerns about this fall's corn harvest.

SAFM Reports Third Quarter Results
Page 2
August 25, 1997


    "On the positive side, demand for our products is encouraging. Sales are strong, our product mix is favorable and we have added a number of significant new customers. Our cost structure, however, has been too high. As a result, since the first quarter of this fiscal year, we have eliminated 110 salaried positions in our company, representing approximately 13% of our salaried positions and 1.7% of our total workforce. The majority of these layoffs occurred on August 22 and were spread across the Company. They included positions at the corporate offices as well as supervisory positions at each of our processing plants and production facilities. The cost savings resulting from these actions will be realized beginning in the first quarter of fiscal 1998.

    "We are disappointed with our performance in the third quarter and regret that we have had to reduce employment. However, we believe the steps we have taken are in the best long term interest of our shareholders, our customers and our employees.

    Sanderson Farms, Inc. is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared food items. Its shares trade on the NASDAQ Stock Market under the symbol SAFM.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                  Three Months Ended     Nine Months Ended
                                         July 31,               July 31,
                                    1997        1996      1997         1996
Net Sales                         $121,895   $116,419   $354,952     $330,892
Net income (loss) before
  Extraordinary Item              $ (2,705)  $   (743)  $    122     $ (4,275)
Net income (loss)                 $ (2,029)  $   (743)  $    798     $ (4,275)
Earnings (loss) per share
  before Extraordinary Item       $   (.19)  $   (.05)  $    .01     $   (.31)
Earnings (loss) per share         $   (.14)  $   (.05)  $    .06     $   (.31)
Weighted average shares
   outstanding                      14,367     13,776     14,365       13,668