Form 10-K
period 1997-10-31
SANDERSON FARMS INC
filed 1998-01-28
CIK 812128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1997

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

                                    X Yes         No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of December 31, 1997: approximately $82,557,691.

         Number of Shares outstanding of the Registrant's common stock as of December 31, 1997: 14,367,580 shares of common stock, $1.00 per share par value.

         Portions of the Registrant's definitive proxy statement filed or to be filed in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                  INTRODUCTORY

     Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 1997, which is the year for which this Annual Report is filed.

         Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is January 23, 1998.

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

         The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms(R) brand name to retailers, distributors, and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1997, the Registrant processed 217.1 million chickens, or approximately 721.9 million dressed pounds. According to 1997 industry statistics, the Registrant was the 10th largest processor of dressed chickens in the United States based on estimated average weekly processing.

         The Registrant's chicken operations presently encompass five hatcheries, four feed mills, six processing plants and one by-products plant. The Registrant has contracts with operators of approximately 442 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 146 breeder farms.

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

         Since the Registrant completed the initial public offering of its common stock through the sale of 1,150,000 shares to an underwriting syndicate managed by Smith Barney, Harris Upham & Co. Incorporated and Morgan Keegan & Co. Inc. in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1995, this expansion included the expansion of the Registrant's Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Mississippi, Hazlehurst, Mississippi, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared foods facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant's poultry processing facilities, and the construction and start-up of its Pike County, Mississippi, production and processing facilities, including a hatchery, a feed mill, a processing plant, a waste water treatment facility and a water treatment facility. During 1997, the Registrant completed the construction and start-up of its Brazos County, Texas production and processing facilities, including a hatchery, a feed mill located in Robertson County, Texas, a processing plant, a waste water treatment facility and a water treatment facility. In addition, since 1987, the Registrant completed the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities, and completed the renovation and expansion of its Collins, Mississippi by-products facility, allowing for the elimination of a smaller by-products facility at the Laurel, Mississippi plant.

         Capital expenditures for fiscal 1997 were funded by working capital, borrowings under a revolving credit agreement, and the proceeds of the Bonds (as defined below). Effective July 29, 1996, the Registrant amended and restated its revolving credit agreement to, among other things, increase the revolving credit available to the Registrant thereunder to $125.0 million from $100.0 million. On November 16, 1995, the Registrant entered into a loan agreement with the Robertson County, Texas Industrial Development Corporation (the "Issuer") pursuant to which the Issuer loaned to the Registrant the proceeds of the issuance of $7.2 million Variable Rate Demand Industrial Development Bonds (Sanderson Farms, Inc. Project) Series 1995 (the "Bonds"), for use by the Registrant in the construction of its feed manufacturing facility located in Robertson County, Texas. The Bonds are secured by a letter of credit issued pursuant to the Registrant's revolving credit agreement. The Registrant anticipates that capital expenditures for fiscal 1998 will be funded by internally generated working capital and borrowings under the revolving credit agreement.

         During fiscal 1997, the Registrant completed the start-up of its Brazos County, Texas processing facility. The Registrant currently has additional processing capacity available to it through the double shifting of both lines of the Brazos County, Texas processing facility and through the double shifting of the second line at its Collins, Mississippi processing facility. At full capacity the new Texas facility will have the capacity to process 1.2 million birds per week and will employ approximately 1,400 people. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Not applicable.

(c)      NARRATIVE DESCRIPTION OF BUSINESS
         REGISTRANT'S BUSINESS

General

         The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.

         The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms(R) brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1997, the Registrant processed approximately 217.1 million chickens, or approximately 721.9 million dressed pounds. In addition, the Registrant purchased and further processed 23.8 million pounds of poultry products during fiscal 1997. According to 1997 industry statistics, the Registrant was the 10th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

         Processed chicken is first saleable as an ice packed whole chicken. The Registrant adds value to its ice packed whole chickens by removing the giblets, weighing, packaging and labeling the product to specific customer requirements and cutting the product based on customer specifications. The additional processing steps of giblet removal, close tolerance weighing and cutting increase the value of the product to the customer over whole chickens by reducing customer handling and cutting labor and capital costs, reducing the shrinkage associated with cutting, and ensuring consistently sized portions.

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

                          Fiscal Year Ended October 31,

                           1993         1994      1995      1996       1997
                           ----         ----     -----      ----       ----

Value added                97.2%        98.3%      98.2%     98.2%      98.1%
Non-value added             2.8%         1.7%       1.8%      1.8%       1.9%
                          ------       ------     ------    ------     ------
Total Registrant
chicken sales     .       100.0%       100.0%     100.0%    100.0%     100.0%
                          ------       ------     ------    ------     ------

The following table sets forth, for the years indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                          Fiscal Year Ended October 31,

                              1993        1994       1995      1996       1997
                              ----        ----       ----      ----       ----
Registrant processed
  chicken:
Value added:
    Chill pack(1)             20.9%        18.2%      19.3%     18.6%      20.8%
    Fresh bulk pack(1)        49.6         56.2       51.6      49.9       45.9
Frozen ..............          8.8         10.2       13.5      17.0       15.7
                              ----        -----       ----      ----       ----
   Subtotal                   79.3         84.6       84.4      85.5       82.4
                              ----         ----       ----      ----       ----
Non-value added:
    Ice pack                   1.8          0.9        0.7       0.9        0.9
    Frozen                     0.4          0.6        0.8       0.7        0.7
                               ---          ---        ---       ---        ---
   Subtotal                    2.2          1.5        1.5       1.6        1.6
                               ---          ---        ---       ---        ---
   Total Company
     processed chicken        81.5         86.1       85.9      87.1       84.0
Processed and
  prepared  foods             18.4         13.8       14.1      12.9       16.0
Other(2)                       0.1          0.1        0.0       0.0        0.0
                              ----         ----       ----      ----      -----

           Total             100.0%       100.0%     100.0%    100.0%     100.0%
                             =====        =====      =====     =====      =====

(1) Vacuum pack poultry products have been restated in 1994 and included in 1994, 1995, 1996 and 1997 as fresh bulk pack, which includes ice pack and vacuum pack products. The vacuum pack products were classified as chill pack products in the 1993 Form 10-K.

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

         Sales and distribution of the Registrant's chicken products are conducted primarily by sales personnel at the Registrant's general corporate offices in Laurel, Mississippi and by customer service representatives at each of its six processing complexes and through independent food brokers. Each complex has individual on-site distribution centers and uses the Registrant's truck fleet, as well as contract carriers, for distribution of its products.

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

         The Registrant uses television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms(R) products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising featuring a celebrity as the Registrant's spokesperson. Brand awareness is an important element of the Registrant's marketing philosophy, and it intends to continue brand name merchandising of its products.

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

         Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 1997, the Registrant maintained contracts with 30 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant vehicles to breeder farms that are maintained, as of October 31, 1997, by 116 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant's vehicles.

         The Registrant owns and operates five hatcheries located in Mississippi and Texas where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant vehicles to independent contract grow-out farms. As of October 31, 1997, the Registrant's hatcheries were capable of producing an aggregate of approximately 4.8 million chicks per week.

         Grow-out. The Registrant places its chicks on 442 grow-out farms, as of October 31, 1997, located in Mississippi, Louisiana and Texas where broilers are grown to an age of approximately six to seven weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

         Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

         Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 1997, the Registrant operated four feed mills, three of which are located in Mississippi and one in Texas. The Registrant's annual feed requirements for fiscal 1997 were approximately 996,000 tons, and it has the capacity to produce approximately 1,310,000 tons of finished feed annually under current configurations.

         Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 1997, the Registrant had approximately 645,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. The Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse effect of grain price increases.

         Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately
1.2 million chickens per week. The Registrant's Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 950,000 chickens per week. The Registrant's Brazos County, Texas processing plant, which is currently operating two lines on a single shift basis, is currently processing approximately 650,000 chickens per week. The Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants currently operate on a double shift basis, and have the capacity to process an aggregate of approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at five of its six processing facilities. At October 31, 1997, five of these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 3.6 million pounds of product per week at all deboning facilities.

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

         Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 1997, the Registrant operated one by-products plant, and six automotive maintenance shops which service approximately 465 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi, processing plant currently serving over 155 children.

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

Regulation

         The Registrant's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the federal Food and Drug Administration ("F.D.A."), the United States Department of Agriculture ("U.S.D.A."), the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The Registrant's chicken processing plants are subject to continuous on-site inspection by the U.S.D.A. The Sanderson Farms,Inc. (Foods Division) processing plant operates under the U.S.D.A.'s Total Quality Control Program which is a strict self-inspection plan written in cooperation with and monitored by the U.S.D.A. The F.D.A. inspects the production of the Registrant's feed mills.

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

Sources of Supply

         During fiscal 1997, the Registrant purchased its pullets and its cockerels from six (6) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

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

Trademarks

         The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms(R) which it uses in connection with the distribution of its premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms(R) label. The Registrant also has registered with the United States Patent and Trademark Office seven other trademarks which are used in connection with the distribution of chicken and other products and for other competitive purposes.

         The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms(R) which it uses in connection with the distribution of its prepared foods and two pound frozen entree products, as well as in connection with the distribution of its premium grade chill pack chicken products.

         The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.

Employees and Labor Relations

         As of October 31, 1997, the Registrant had 6,155 employees, including 744 salaried and 5,411 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 647 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana will expire on November 30, 1998. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

         A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 362 hourly employees who work at the Registrant's processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This Agreement will expire on June 30, 1999. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

         A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,184 hourly employees who work at the Registrant's processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and will expire on December 30, 1999. This collective bargaining agreement also has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins, Mississippi processing plant.

         On January 9, 1998, the United Food and Commercial Workers Union Local #408, AFL-CIO filed its petition with the National Labor Relations Board seeking representation of the Registrant's full-time and part-time production, maintenance and clean-up employees at its Brazos County, Texas poultry processing facility. At a hearing held on January 20, 1998, the National Labor Relations Board set February 25, 1998 as the date for an election on this matter by the Registrant's Brazos County, Texas employees.

Year 2000

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company is currently evaluating the impact of and preparing for the year 2000.



(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND
         DOMESTIC OPERATIONS AND EXPORT SALES

         The Registrant engages in no material foreign operations, and no material portion of its revenues was derived from customers in foreign countries.

Item 2.  Properties.

         The Registrant's principal properties are as follows:

                           Use                       Location (City, State)

                  Poultry complex, including      Laurel, Mississippi
                  poultry processing plant,
                  hatchery and feedmill

                  Poultry complex, including      Pike County, Mississippi
                  poultry processing plant,
                  hatchery and feedmill

                  Poultry complex, including      Hazlehurst, Mississippi
                  poultry processing plant,
                  hatchery and feedmill

                  Poultry complex, including      Brazos and Robertson Counties,
                  poultry processing plant,       Texas
                  hatchery and feedmill

                  Poultry processing plant        Hammond, Louisiana

                  Poultry processing plant,       Collins, Mississippi
                  hatchery and by-products
                  plant

                  Prepared food plant             Jackson, Mississippi

                  Corporate general offices       Laurel, Mississippi

         The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount, at the end of the lease term. One processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively. Certain infrastructure improvements associated with a processing plant are leased under a lease which expires in 2012 and is thereafter renewable annually through 2091. All of the foregoing leases are capital leases.

         There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $1,363,575 on December 31, 1997, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, and under the $20 million long-term fixed rate loan agreement effective in February 1993, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

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

    4A.  Executive Officers of the Registrant.

                                                              Executive
       Name                   Age    Office                 Officer Since


Joe F. Sanderson, Jr.         51    Chairman of the Board,    1984 (1)
                                    President and Chief
                                    Executive Officer

D. Michael Cockrell           40    Treasurer and Chief       1994 (2)
                                    Financial Officer

James A. Grimes               49    Secretary and             1994 (3)
                                    Chief Accounting Officer

Lampkin Butts                 46    Vice President - Sales    1996 (4)


(1) Joe F. Sanderson, Jr. has served as President and Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. From January 1984, to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2) D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(3) James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.

(4) Lampkin Butts became Vice President - Sales of the Registrant effective November 1, 1996. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.



     Executive officers of the Company serve at the pleasure of the Board of Directors. There are no understandings or agreements relating to any person's service or prospective service as an executive officer of the Registrant. Joe F. Sanderson, Jr. is also a Director of the Registrant.

                                                               PART II


Item 5.           Market for the Registrant's Common
                  Equity and Related Stockholder Matters.

         The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders as of December 31, 1997, was 680.

         The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market quotations are based on actual sales prices.


                                              Stock Price
         Fiscal Year 1997                 High             Low        Dividends

          -----------------------------------------------------------------------

         First Quarter                   $18.75            $12.875     $.05
         Second Quarter                  $19.25            $14.00      $.05
         Third Quarter                   $18.25            $13.50      $.05
         Fourth Quarter                  $16.25            $13.00      $.05

                                              Stock Price
         Fiscal Year 1996                 High             Low        Dividends
         ----------------------------------------------------------------------

         First Quarter                   $11.25            $10.125      $.05
         Second Quarter                  $12.75            $10.50       $.05
         Third Quarter                   $14.25            $10.625      $.05
         Fourth Quarter                  $13.50            $10.875      $.05




On December 31, 1997 the closing sales price for the common stock was $14.50 per share.

Item 6.           Selected Financial Data.

                                                               Year Ended October 31

                                            1997      1996        1995          1994       1993
                                            ----     ----         ----          ----       ----
                                                          (In thousands, except per share data)


Net sales                                $481,789   $455,100     $392,896     $371,502    $269,059
Operating income                            7,467      1,189       21,239       28,184      20,767
Income (loss) before
  extraordinary gain                          558     (2,443)      10,856       15,479      11,938
Net income (loss)                           1,234     (2,443)      10,856       15,479      11,938
Earnings (loss) per share
  before extraordinary gain(1)                .04       (.18)        0.80         1.14         .88
Earnings (loss) per share(1)                  .09       (.18)        0.80         1.14         .88
Working capital                             6,051     60,826       47,605       45,843      42,548
Total assets                                4,893    237,226      193,197      181,709     169,006
Long-term debt, less
  current maturities                      118,782     90,102       54,806       56,176      60,253
Stockholders' equity                      116,771    118,250      114,319      106,187      93,431
Cash dividends declared
  per share(1)                         $      .20   $    .20     $    .20     $    .20     $   .20

(1)Earnings and dividends per share have been adjusted to reflect the 3 for 2 stock split effected in the form of a stock dividend in February 1995.



                            QUARTERLY FINANCIAL DATA



                                          Fiscal Year 1997

                                    First       Second       Third      Fourth
                                   Quarter      Quarter     Quarter     Quarter
                                       (In thousands, except per share data)
                                                  (Unaudited)

Net sales ......................   $115,647   $ 117,410    $ 121,895    $126,837
Operating income (loss) ........      6,757         287       (2,417)      2,840
Income (loss) before
  extraordinary gain ...........      3,578        (751)      (2,705)        436
Net income (loss) ..............      3,578        (751)      (2,029)        436
Earnings (loss) per share
  before extraordinary gain ....        .25        (.05)        (.19)        .03
Earnings (loss) per share ......   $    .25   $    (.05)   $    (.14)   $    .03


                                          Fiscal Year 1996

                               First      Second        Third         Fourth
                              Quarter     Quarter       Quarter      Quarter
                                  (In thousands, except per share data)
                                             (Unaudited)

Net sales ...............   $ 103,754    $ 110,719    $ 116,419    $124,208
Operating income (loss) .        (274)      (3,233)         330       4,366
Net income (loss) .......        (798)      (2,734)        (743)      1,832
Earnings (loss) per share   $    (.06)   $    (.20)   $    (.05)   $    .13

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.


CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE PERFORMANCE

This Annual Report contains certain forward-looking statements about the business, financial condition and prospects of the Company. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, changes in the market price for the Company's finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets, as described below; changes in competition and economic conditions; various inventory risks due to changes in market conditions; changes in governmental rules and regulations applicable to the Company and the poultry industry; and other risks described below. These risks and uncertainties can not be controlled by the Company. When used in this Annual Report, the words "believes," "estimates," "plans," "expects," "should," "outlook," and "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow-out"), processing and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 59.1% of the Company's total production costs.

The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first saleable as a finished product, such as cutting, deep chilling, packaging and labeling the product. The Company believes that one of its major strengths is its ability to change its product mix to meet customer demands.

The Company's processed and prepared foods product line includes over 200 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 1997 as follows:

                    1st             2nd           3rd          4th
                  Quarter         Quarter       Quarter      Quarter

Fiscal 1997
  High             $.6600*       $.6325        $.6275        $.6325
  Low              $.6375        $.6125        $.6075        $.5900*


Fiscal 1996
  High             $.6000        $.5825        $.6650        $.6675*
  Low              $.5825        $.5500*       $.5675        $.6525

Fiscal 1995
  High             $.5300        $.5200        $.5675        $.6150*
  Low              $.5125*       $.5125*       $.5125*       $.5775


*Year High/Low

Although market prices for poultry products were higher during fiscal 1996 as compared to fiscal 1995, the costs of feed grains were significantly higher and reduced margins. During the first quarter of fiscal 1997, the Company experienced improved selling prices of chicken products and lower average cost of feed grains. However, later during fiscal 1997, lower market prices for poultry products, the adverse effect of a change in the Company's feed formulation, and additional costs associated with the start-up of the new complex in Texas partially offset the favorable market prices for poultry products during the first quarter of fiscal 1997 and the overall lower average feed costs during fiscal 1997. The Company looks ahead to fiscal 1998 with caution. The current market price for poultry, as measured by the Georgia dock price, is approximately 9 cents per pound lower than a year ago, while the cost of feed grains is roughly the same. Under these market conditions, the first quarter of fiscal 1998 will be difficult for Sanderson Farms. Although we are cautious in our outlook for the current quarter, we believe our operations are on tract to perform well when market conditions improve.


RESULTS OF OPERATIONS:

Fiscal 1997 Compared to Fiscal 1996

Net sales for the year ended October 31, 1997, were $481.8 million, an increase of $26.7 million, or 5.9%, over net sales of $455.1 million for the year ended October 31, 1996. The increase in net sales resulted from an increase in net sales of poultry products of $10.5 million, or 2.7%, and a corresponding increase in net sales of prepared food products of $16.2 million, or 26.9%. The increase in net sales of poultry products was the result of a 6.3% increase in the pounds of poultry products sold and a decrease of 3.4% in the average sale price of poultry products. During fiscal 1997 as compared to fiscal 1996, the Company produced additional poultry volume internally from its expansion of the McComb, Mississippi, poultry complex during fiscal 1996, and the start-up of the new complex in Texas during fiscal 1997. These increases were partially offset by fewer pounds purchased from external sources which have a higher average sale price and cost of sales per pound than the Company's normal product mix. The increase in the net sales of prepared food products was due to an increase of 15.0% in the pounds of prepared food products sold and an increase in the amount of cooked chicken products sold which have a higher average selling price than the prepared food division's average product mix during fiscal 1996.

Cost of sales for fiscal 1997 as compared to fiscal 1996 increased $18.5 million, or 4.2%. During the same period, cost of sales of poultry products increased $2.7 million, or 0.7% due to the increase in the pounds sold of poultry products and a decrease in the average cost of feed grains. A simple average of the corn and soy meal cash market prices for the twelve-month periods ended October 31, 1997 and 1996, reflected a decrease of 29.5% and an increase of 10.7%, respectively. Cost of sales of prepared food products increased $15.8 million, or 30.3%, as a result of an increase of 15.0% in the pounds of prepared food products sold and an increase in the amount of cooked chicken products sold which have a higher average cost of sales than the prepared food division's product mix during the previous fiscal year.

Selling, general and administrative expenses for the twelve months ended October 31, 1997, increased $1.9 million, or 11.3%, as compared to the same period during fiscal 1996. The primary factor for this increase was additional selling and administrative cost associated with the construction and start-up of the new complex in Texas during fiscal 1997.

For the fiscal year ended October 31, 1997 as compared to the fiscal year ended October 31, 1996, the Company's operating income increased $6.3 million primarily as a result of lower average cost of feed grains. In addition, during the second quarter of fiscal 1997, the Company altered the formulation of the feed used for its broiler chickens. The new feed formulation resulted in poor grow-out performance and a decrease in the bird weight delivered to our processing plants. The lower bird weight processed by the Company during the third quarter resulted in lower margins per pound. The feed formulation has been corrected and the negative effects of the change worked their way completely out of the Company's operations during the fourth quarter of fiscal 1997. Also, the Company incurred additional costs associated with the start-up of the new complex in Texas during fiscal 1997.

Interest expense increased approximately $2.3 million during fiscal 1997 as compared to the previous fiscal year. During the first four months of fiscal 1997, the Company capitalized interest costs of approximately $0.5 million which was associated with the construction of the new complex in Texas. Accordingly, upon completion and start-up of the new complex during the second quarter of fiscal 1997, the Company no longer capitalized interest cost and, as a result, incurred increased interest expense. The Company expects interest expense to be higher during fiscal 1998 as compared to fiscal 1997 due to a full year of interest expense incurred on the new complex.

The Company's effective tax rate was approximately 39.5% during fiscal 1997. During fiscal 1996, the Company recorded a tax benefit of approximately 23.9%. The increased effective tax rate is the result of the change in nondeductible expenses as a percentage of pretax income (loss).

In January 1997, a fire damaged sections of the Pike County, Mississippi, processing plant, including some equipment and refrigeration. Substantially all of the cost of repairs and reconstruction of the new plant were covered by insurance. Certain costs associated with the plant's downtime were also covered by insurance. The excess of the insurance proceeds received over the book value of the assets destroyed of $1.1 million, before income taxes of $.4 million, has been accounted for as an extraordinary gain in the accompanying consolidated statements of income.

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

Interest expense increased approximately $.6 million during the year ended October 31, 1996, as compared to the year ended October 31, 1995. Interest cost of $.8 million was capitalized during fiscal 1996 as a result of additional borrowings incurred in connection with the construction of the new poultry complex in Brazos and Robertson Counties, Texas.

During fiscal 1996, the Company recorded a tax benefit of approximately 23.9%. For the preceding fiscal year the Company's effective tax rate was 38.1%. The change in the effective rate is principally from nondeductible expenses as a percentage of pretax income (loss) being higher in fiscal 1996 as compared to fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio and working capital at October 31, 1997, were 4.6 to 1 and $66.1 million, respectively. During the year ended October 31, 1997, the Company expended approximately $42.1 million on planned capital projects, including $30.2 million on the new poultry complex in Texas. The capital budget for fiscal 1997 was increased to approximately $44.0 million from $34.2 million as of November 1, 1996. The increase of $9.8 million pertains to items not approved at the beginning of fiscal 1997, pending justification, field trials and alternate costing and assets replaced that had been destroyed by the fire at the Company's McComb processing plant.

The Company's capital budget for fiscal 1998 is approximately $12.0 million and includes capital expenditures for the double shift of the new complex in Texas. In addition, the anticipated capital expenditures for fiscal 1998 include approximately $1.9 million relating to fiscal 1997 budget items that were not completed or started during fiscal 1997, and renovations, changes and additions to existing processing facilities to allow better product flow and product mix for more market flexibility.

The Company believes the anticipated capital expenditures for fiscal 1998 will be funded from working capital and by cash flows from operations; however, if needed, the Company has $33.0 million available under its revolving credit agreement as of October 31, 1997.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk.

                  Not Applicable

Item 8.           Financial Statements and Supplementary Data.

                                               Sanderson Farms, Inc. and Subsidiaries
                                                     CONSOLIDATED BALANCE SHEETS


                                                                                                               October 31
                                                                                                       1997                    1996
                                                                                                       ----                    ----
                                                                                                       (In thousands)

Assets
Current assets:
     Cash and temporary cash investments                                                            $   1,531             $   4,879
     Accounts receivables, less allowance of $233,000 in
       1997 and $167,000 in 1996                                                                       30,934                27,661
     Inventories (Note 2)                                                                              44,210                39,060
      Refundable income taxes                                                                           2,112                 1,148
      Prepaid expenses                                                                                  5,535                 5,616
                                                                                                    ---------             ---------
Total current assets                                                                                   84,322                78,364
Property, plant and equipment (Note 3):
     Land and buildings                                                                               119,065                81,689
      Machinery and equipment                                                                         189,867               151,861
     Construction in process                                                                            1.789                37,380
                                                                                                    ---------             ---------
                                                                                                      310,721               270,930
     Accumulated depreciation                                                                        (132,533)             (112,974)
                                                                                                    ---------             ---------
                                                                                                      178,188               157,956
Other assets                                                                                            2,383                   906
                                                                                                    ---------             ---------
Total assets                                                                                        $ 264,893             $ 237,226
                                                                                                    =========             =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                               $   5,612             $   4,968
     Accrued expenses                                                                                   9,545                 9,470
     Current maturities of long-term debt                                                               3,114                 3,100
                                                                                                    ---------             ---------
Total current liabilities                                                                              18,271                17,538
Long-term debt, less current maturities (Note 3)                                                      118,782                90,102
Deferred income taxes (Note 4)                                                                         11,069                11,336
Stockholders' equity (Note 7):
     Preferred Stock:
         Series A Junior Participating Preferred Stock, $100
              par value:  authorized shares-500,000; none issued
         Par value to be determined by the Board of Directors:
              authorized shares-4,500,000; none issued
     Common Stock, $1 par value:  authorized shares-100,000,000;
         issued and outstanding shares-14,367,580 in 1997 and
            14,363,080 in 1996                                                                         14,368                14,363
     Paid-in capital                                                                                   11,447                11,292
     Retained earnings                                                                                 90,956                92,595
                                                                                                    ---------             ---------
Total stockholders' equity                                                                            116,771               118,250
                                                                                                    ---------             ---------
Total liabilities and stockholders' equity                                                          $ 264,893             $ 237,226
                                                                                                    =========             =========


                                                       See accompanying notes.

                              Sanderson Farms, Inc. and Subsidiaries
                               CONSOLIDATED STATEMENTS OF INCOME


                                                                                                Years Ended October 31
                                                                                               1997           1996           1995
                                                                                             (In thousands, except per share data)


Net sales                                                                                 $ 481,789      $ 455,100      $ 392,896
Cost and expenses:
  Cost of sales                                                                             455,274        436,799        355,907
  Selling, general and administrative                                                        19,048         17,112         15,750
                                                                                          ---------      ---------      ---------
                                                                                            474,322        453,911        371,657
                                                                                          ---------      ---------      ---------
Operating income                                                                              7,467          1,189         21,239
Other income (expense):
  Interest income                                                                               156            157            180
  Interest expense                                                                           (6,652)        (4,383)        (3,774)
  Other                                                                                         (13)          (173)           (99)
                                                                                          ---------      ---------      ---------
                                                                                             (6,509)        (4,399)        (3,693)
                                                                                          ---------      ---------      ---------
Income before income taxes and extraordinary gain                                               958         (3,210)        17,546
Income tax expense (benefit) (Note 4)                                                           400           (767)         6,690
                                                                                          ---------      ---------      ---------
Income (loss) before extraordinary gain                                                         558         (2,443)        10,856
Extraordinary gain(net of income
   taxes of $406,000) (Note 8)                                                                  676            -0-            -0-
                                                                                          ---------      ---------      ---------
Net income (loss)                                                                         $   1,234      $  (2,443)     $  10,856
                                                                                          =========      =========      =========
Net income (loss) per share:
    Income (loss) per share before
        extraordinary gain                                                                $     .04      $    (.18)     $     .80
    Extraordinary gain                                                                          .05            -0-            -0-
                                                                                           ---------      ---------      ---------
    Net income (loss)                                                                     $     .09      $    (.18)     $     .80
                                                                                           =========      =========      =========



                                                       See accompanying notes


                                       21

                                Sanderson Farms, Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Total
                                                                    Common Stock               Paid-in       Retained  Stockholders'
                                                              Shares           Amount          Capital       Earnings      Equity
                                                                            (In thousands, except shares)


Balance at November 1, 1994                                  9,075,427        $  9,075        $  7,410        $89,702       $106,187
    Net income for year                                         10,856          10,856
    Cash dividends ($.20 per share)                             (2,723)         (2,723)
    Stock split (3 for 2) effected in the
        form of stock dividend                               4,537,653           4,538          (4,538)
    Redemption of fractional shares                                 (1)             (1)
                                                                                              --------        -------       --------

Balance at October 31, 1995                                 13,613,080          13,613           2,871         97,835        114,319
    Net loss for year                                           (2,443)         (2,443)
    Cash dividends ($.20 per share)                             (2,797)         (2,797)
    Issuance of common stock to ESOP                           750,000             750           8,421          9,171
                                                                                                                            --------

Balance at October 31, 1996                                 14,363,080          14,363          11,292         92,595        118,250
    Net income for year                                          1,234           1,234
    Cash dividends ($.20 per share)                             (2,873)         (2,873)
    Issuance of common stock                                     4,500               5              45             50
    Principal payments received on note
        receivable from ESOP                                       110             110
                                                                                                              -------       --------

Balance at October 31, 1997                                 14,367,580        $ 14,368        $ 11,447        $90,956       $116,771
                                                                                                              =======       ========


                                                  See accompanying notes.

                                               SANDERSON FARMS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended October 31
                                                                        1997        1996             1995
                                                                                 (In thousands)

Operating activities
Net income (loss)                                                    $  1,234    $ (2,443)          $ 10,856
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization                                       21,367      19,744             18,439
   Provision for losses on accounts receivable                            142         172                 54
   Deferred income taxes                                                  200         150                950
   Change in assets and liabilities:
      Increase in accounts receivable                                  (3,415)     (5,209)            (3,692)
      Increase in inventories                                          (5,150)     (5,785)            (3,900)
      Increase in prepaid expenses                                     (1,370)     (1,671)              (974)
      Increase in other assets                                         (1,756)       (240)               (93)
      Increase in accounts payable                                        644         763              1,368
      Increase in accrued expenses                                         75         541              1,907
                                                                       --------    ------            -------
      Total adjustments                                                10,737       8,465             14,059
                                                                       --------    -------           -------
Net cash provided by operating activities                              11,971       6,022             24,915


Investing activities
Net proceeds from sale of property and equipment                          846          96                286
Capital expenditures                                                  (42,147)    (46,230)           (24,934)
                                                                      --------    -------             -------
Net cash used in investing activities                                 (41,301)    (46,134)           (24,648)

Financing activities
Long-term borrowings                                                    4,794       2,406                 -0-
Net change in revolving credit                                         27,000      36,000             (1,000)
Principal payments on long-term debt                                   (2,934)        (81)               (77)
Principal payments on capital lease                                      (165)       (155)              (144)
Principal payments received on note
   receivable from ESOP                                                   110          -0-                -0-
Dividends paid                                                         (2,873)     (2,797)            (2,723)
Net proceeds from issuance of common stock to ESOP                         -0-      9,171                 -0-
Net proceeds from common stock issued                                      50          -0-                -0-
Redemption of fractional shares                                            -0-         -0-                (1)
                                                                       --------    -------            -------
Net cash provided by (used in) financing activities                    25,982      44,544             (3,945)
Net increase (decrease) in cash and temporary cash investments         (3,348)      4,432             (3,678)
Cash and temporary cash investments
    at beginning of year                                                4,879         447              4,125
                                                                       --------    -------            -------
Cash and temporary cash investments
    at end of year                                                   $  1,531    $  4,879           $    447
                                                                       ========    =======           =======

Supplemental disclosure of cash flow information:
    Income taxes paid                                                $  2,940    $  1,991           $  5,807
                                                                       ========    =======         =========
    Income taxes refunded                                            $  1,368    $     -0-          $    -0-
                                                                       ========    =======         =========
    Interest paid                                                    $  7,378    $  4,600           $  3,492
                                                                       ========    =======         =========

                                                       See accompanying notes.

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

Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared food items. The Company's net sales and cost of sales are significantly affected by market price fluctuations of its principal products sold and of its principal ingredients, corn and other grains.

The Company sells to retailers, distributors and fast food operators in the southern and western United States. Revenue is recognized when product is shipped to customers. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have consistently been within management's expectations.

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
Actual results could differ from those estimates.

Temporary Cash Investments: Temporary cash investments include investment agreements for securities purchased under agreements to resell with a maturity of one day.

Inventories: Processed food and poultry inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market.

Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The costs associated with breeders including breeder chicks, feed, medicine and grower pay are accumulated up to the production stage and amortized over nine months using the straight-line method.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 19 to 39 years for buildings and 3 to 7 years for machinery and equipment.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation." The Company will continue to qualify as a "Family Farming Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 1998. Management does not anticipate the Act having a material effect on the Company's financial position or operations.

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

Earnings Per Share: Earnings per share are based upon the weighted average number of shares outstanding during each year, including shares issuable under the stock option plan when dilutive. The weighted average shares outstanding used in the calculation of earnings per share were 14,365,227 in fiscal 1997, 13,842,588 in fiscal 1996 and 13,613,080 in fiscal 1995.

Fair Value of Financial Instruments: The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company's borrowings under its credit facilities and long-term debt also approximate the fair values based on current rates for similar debt.

Impact of Recently Issued Accounting Standards: In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed," which requires impairment losses to be recorded on long-term assets used in operations when indicators of impairment are present and the undiscounted cash flows estimate to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed. The effect of the Company's adoption of Statement 121 in the first quarter of fiscal 1997 was not material to the Company's financial position or results of its operation.

In February 1997, the FASB issued Statement No. 128, "Earnings per Share." Statement 128 will require the Company to change the method currently used to compute earnings per share for the first quarter of fiscal 1998 and to restate all prior periods. Under the new requirements, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

2. Inventories
Inventories consisted of the following:
                                                                October 31
                                                           1997            1996
                                                           ----            ----
                                                               (In thousands)

Live poultry-broilers and breeders                        $24,980        $23,505
Feed, eggs and other                                        5,790          5,412
Processed poultry                                           5,238          3,951
Processed food                                              5,234          3,908
Packaging materials                                         2,968          2,284
                                                          -------        -------

                                                          $44,210        $39,060

3. Long-term Credit Facilities and Debt Long-term debt consisted of the following:

                                                                October 31
                                                            1997           1996
                                                               (In thousands)
Revolving credit agreement with banks
   (weighted average rate of 6.8% at
   October 31, 1997)                                        $ 92,000     $65,000
Term loan with an insurance company,
   accruing interest at 7.49%; due in
   annual principal installments of $2,850,000                17,150      20,000
Note payable, accruing interest at 5%;
   due in annual installments of $161,400,
   including interest, maturing in 2009                        1,452       1,537
6% Mississippi Business Investment Act
   bond-capital lease obligation                               4,035       4,200
Robertson County, Texas, Industrial
   Revenue Bonds (variable rate, 3.8%
   at October 31, 1997)                                        7,200       2,406
Notes payable to an insurance company,
   accruing interest at 5%                                        59          59
                                                            --------     -------
                                                             121,896      93,202
Less current maturities of long-term debt                        3,1       3,100
                                                            --------     -------
                                                            $118,782     $90,102
                                                            ========     =======


The Company has a $125.0 million ($33.0 million available at October 31, 1997) revolving credit agreement with five banks. The revolver extends to fiscal 2000, when the outstanding borrowings may be converted to a term loan payable in equal semiannual installments over four years. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .20% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

On November 16, 1995, the Company obtained $7.2 million Industrial Revenue Bond financing to finance the construction of a feed mill in Robertson County, Texas. The banks participating in the revolving credit agreement provided a letter of credit in connection with the issuance of the Industrial Revenue Bonds.

Property, plant and equipment with a carrying value of approximately $6,612,000 is pledged as collateral to a note payable and the capital lease obligation.

Interest cost of $480,000 and $775,000 was capitalized in fiscal 1997 and 1996, respectively. No interest cost was capitalized in fiscal 1995.

The aggregate annual maturities of long-term debt at October 31, 1997 (assuming borrowings under the revolver will be converted to a term loan in fiscal 2000) are as follows (in thousands):


       Fiscal Year                       Amount

           1998                      $    3,114
           1999                           4,028
           2000                          11,543
           2001                          11,558
           2002                          11,578
      Thereafter                         80,075
                                       $121,896


4. Income Taxes
Income tax expense (benefit) consisted of the following:


                                                     Years Ended October 31
                                                  1997       1996         1995
                                                  ----       ----         ----
                                                          (In thousands)
Current:
  Federal                                         $ 216      $  (692)     $5,110
  State                                             390         (225)        630
                                                  -----      -------      ------
                                                    606         (917)      5,740

Deferred:
    Federal                                         470          115         780
  State                                            (270)          35         170
                                                  -----      -------      ------
                                                    200          150         950
                                                  -----      -------      ------
                                                   (806)        (767)      6,690

Less income tax expense applicable to
   income before extraordinary gain                 406          -0-       - 0 -
                                                  -----      -------      ------
Income tax expense (benefit) applicable
   to income before extraordinary gain            $ 400      $  (767)     $6,690
                                                  =====      =======      ======

Significant components of the Company's deferred tax assets and liabilities were as follows:



                                                                  October 31,
                                                              1997         1996
                                                                (In thousands)

Deferred tax liabilities:
   Cash basis temporary differences                          $ 3,900     $ 3,900
   Property, plant and equipment                               8,400       7,436
   Prepaid and other assets                                      654         138
                                                             -------     -------
Total deferred tax liabilities                                12,954      11,474

Deferred tax assets
   Accrued expenses                                            1,218       1,144
   Alternative minimum tax credit carry forward                1,012         230
   State net operating loss carryforward                         424        -0 -
                                                             -------     -------
Total deferred tax assets                                      2,654       1,374
                                                             -------     -------
Net deferred tax liabilities                                 $10,300     $10,100
                                                             =======     =======

Current deferred tax assets
    (included in prepaid expenses)                           $   769     $ 1,236
Long-term deferred tax liabilities                            11,069      11,336
                                                             -------     -------
Net deferred tax liabilities                                 $10,300     $10,100
                                                             =======     =======


The differences between the consolidated effective income tax rate and the federal statutory rate are as follows:


                                                    Years Ended October 31
                                               1997         1996          1995

Taxes at statutory rate                       $ 694       $(1,091)      $ 6,012
State income taxes                               79          (113)          671
State income tax credit                         (91)           60          (140)
Other, net                                      124           377           147
                                              -----       -------       -------
Income tax expense (benefit)                  $ 806       $  (767)      $ 6,690
                                              =====       =======       =======



5. Employee Benefit Plans

The Company had a defined contribution profit sharing plan covering all employees and an employee stock ownership plan that was restricted to salaried employees. During fiscal 1995, the profit sharing plan was merged into the Employee Stock Ownership Plan ("ESOP"). The resulting defined contribution employee stock ownership plan was expanded to cover all employees. Contributions to the ESOP are determined at the discretion of the Company's Board of Directors. The Company did not contribute to the ESOP during fiscal 1997 and 1996. Total contributions to the plans were $850,000 in fiscal 1995.

The Company has a 401(k) plan which covers substantially all employees after six months of service. Participants in the plan may contribute up to the maximum allowed by IRS regulations.

6.  Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Under the Company's Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. All options granted prior to 1997 have six-year terms and vest over four years beginning one year from the date of grant. Options granted in 1997 have ten-year terms and vest over four years beginning one year after the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 6%; dividend yields of 1.33% and 1.84%; volatility factors of the expected market price of the Company's common stock of .235 and .191; and a weighted-average expected life of the options of four years.

The weighted-average fair value of options granted in fiscal 1997 and fiscal 1996 was $3.76 and $2.28, respectively. The pro forma effect of the estimated fair value of the options granted was insignificant to the Company's net income
(loss) and net income (loss) per share in fiscal 1997 and 1996.

A summary of the Company's stock option activity and related information is as follows:

                                                               Weighted-Average
                                                      Shares    Exercise Price

Outstanding at November 1, 1995                        235,500     $   11.05
    Granted                                            124,000         10.88
Outstanding at October 31, 1996                        359,500         10.99
    Granted                                            207,500         15.00
    Exercised                                           (3,500)        11.15
    Forfeited                                          (25,500)        11.47
                                                        ------
Outstanding at October 31, 1997                        538,000     $   12.51
                                                                       ======

The exercise price of the options outstanding as of October 31, 1997 ranged from $10.67 to $15.00 per share. At October 31, 1997, the weighted average remaining contractual life of the options outstanding was 5.9 years and 180,325 options were exercisable.

7. Shareholder Rights Agreement

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

The exercise price of a right has been established at $35 7/8. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. The rights may be redeemed by the Board of Directors at $.01 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company's Common Stock, or by two-thirds of the Directors who are not the acquirer, or an affiliate of the acquirer, prior to the acquisition of 50% or more of the Company's Common Stock by such acquirer. The rights expire on April 21, 1999.

8. Other Matters

No customer accounted for more than 10% of consolidated sales for the years ended October 31, 1997, 1996 and 1995. Export sales were less than 10% of consolidated sales in each year presented.

On July 12, 1996, the Company sold 750,000 shares of its common stock at $13 per share (based on an independent valuation of the stock as of that date) to the ESOP in a private placement. The net proceeds from the sale were $9,171,000 plus a $500,000 note receivable from the ESOP.

In January 1997, the Company had a fire in an area of the Pike County, Mississippi processing plant housing packaging and supplies. Substantially all of the cost of repairs and reconstruction of the plant were covered by insurance. Certain costs associated with the plant's downtime were also covered by insurance. The excess of the insurance proceeds received over the book value of the assets destroyed of $1,082,000, before income taxes of $406,000, has been accounted for as an extraordinary gain in the accompanying consolidated statements of income.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                 Not applicable.

                                                              PART III

Item 10.         Directors and Executive
                 Officers of the Registrant.

                 As permitted by General Instruction G(3) to Form 10-K, reference is made to the information concerning the Directors of the Registrant and the nominees for election as Directors appearing in the Registrant's definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). Such information is incorporated herein by reference to the definitive proxy statement.

                 Information concerning the executive officers of the Registrant is set forth in Item 4A of Part I of this Annual Report.

Item 11.         Executive Compensation.

                 As permitted by General Instruction G(3) to Form 10-K, reference is made to the information concerning remuneration of Directors and executive officers of the Registrant appearing in the Registrant's definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). Such information is incorporated herein by reference to the definitive proxy statement.

Item 12.         Security Ownership of Certain
                 Beneficial Owners and Management.

                 As permitted by General Instruction G(3) to Form 10-K, reference is made to the information concerning beneficial ownership of the Registrant's Common Stock, which is the only class of the Registrant's voting securities, appearing in the Registrant's definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). Such information is incorporated herein by reference to the definitive proxy statement.

 Item 13.        Certain Relationships
                 and Related Transactions.

                 As permitted by General Instruction G(3) to Form 10-K, information, if any, required to be reported by Item 13 of Form 10-K, with respect to transactions with management and others, certain business relationships, indebtedness of management, and transactions with promoters, is set forth in the Registrant's definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). Such information, if any, is incorporated herein by references to the definitive proxy statement.

                                     PART IV

Item 14.         Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K.

(a)1.  FINANCIAL STATEMENTS:

                 The following consolidated financial statements of the Registrant are included in Item 8:

                 Consolidated Balance Sheets - October 31, 1997 and 1996

                 Consolidated Statements of Income - Years ended October 31, 1997, 1996 and 1995

                 Consolidated Statements of Stockholders' Equity - Years ended October 31, 1997, 1996 and 1995

                 Consolidated Statements of Cash Flows - Years ended October 31, 1997, 1996 and 1995

                 Notes to Consolidated Financial Statements - October 31, 1997

(a)2.  FINANCIAL STATEMENT SCHEDULES:

                 The following consolidated financial statement schedules of the Registrant are included in Item 8:



                 Schedule II - Valuation and Qualifying Accounts



                 All other schedules are omitted as they are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a)3.  EXHIBITS:

                 The following exhibits are filed with this Annual Report or are incorporated herein by reference:

           Exhibit                                     Brief
           Number                                      Description

(1) 3-A - Copy of Articles of Incorporation of the Registrant, as amended.

    3-B - Copy of Restated By-Laws of the Registrant as of January 8, 1998.

(1) 4   - Copy of Certificate of Designations of Series A Junior Participating
          Preferred Stock of the Registrant

(2) 10-A - Copy of Agreement of Purchase and Sale of Assets dated March 10,
           1986 among the Registrant, National Prepared Foods, Inc., Trend Line Corporation, Business Advisors and Investor, Inc., W. T. Hogg, Jr.,
           W. T. Hogg, Jr. Trust for Grandchildren, Noreen Mary Hogg Case Trust Under Agreement December 20, 1972 and Sherri Ann Hogg Ford Trust Under Agreement December 20, 1972.

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

(10) 10-I - Copy of Sanderson Farms, Inc. and Affiliates Stock Option Plan.

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

21 -       List of subsidiaries of the Registrant.

23 -       Consent of Independent Auditors

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

(c)  Agreements Available Upon Request by the Commission.

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

                          REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. Our audit also included the financial statement schedule listed in the index under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion the related financial statement schedule; when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/Ernst & Young LLP
Jackson, Mississippi
December 12, 1997

                                     Sanderson Farms, Inc. and Subsidiaries
                                     Valuation and Qualifying Accounts
                                                Schedule II

-------------------------------------------------------------------------------------------------------------------

          COL. A                     COL. B          COL. C         COL. D          COL. E           COL. F
--------------------------------------------------------------------------------------------------------------------
                                     Balance at     Charged to      Charged to                       Balance at
                                     Beginning      Costs and         Other        Deductions        End of
 Classification                       of Period       Expenses       Accounts     Describe(1)        Period
                                                                        (In Thousands)


Year ended October 31, 1997
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts                             $167       $142                            $ 76            $233
Totals

Year ended October 31, 1996
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                                     $130       $172                            $135            $167


Year ended October 31, 1995
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                                     $100       $ 54                            $ 24           $130



(1) Uncollectible accounts written off, net of recoveries.




                                                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           SANDERSON FARMS, INC.




Date:  January 27, 1998                              /s/Joe F. Sanderson, Jr.
                                                           Joe F. Sanderson, Jr.
                                                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the dates indicated.



/s/Joe  F. Sanderson, Jr.            1/27/98   /s/John H. Baker, III    1/27/98
    Joe  F. Sanderson, Jr.,                        John H. Baker, III.
    Chairman of the Board, President               Director
      and Chief Executive Officer



/s/William R. Sanderson             1/27/98    /s/Charles W. Ritter, Jr. 1/27/98
    William R. Sanderson                           Charles W. Ritter, Jr.,
    Director of Marketing                          Director



/s/Dewey R. Sanderson, Jr.          1/27/98    /s/Rowan H. Taylor        1/27/98
    Dewey R. Sanderson, Jr.,                      Rowan H. Taylor,
         Director                                 Director


/s/Donald W. Zacharias              1/27/98   /s/Robert Buck Sanderson   1/27/98
   Donald W. Zacharias,                           Robert Buck Sanderson,
         Director                                 Director


/s/Phil K. Livingston               1/27/98   /s/James A. Grimes         1/27/98
   Phil K. Livingston,                           James A. Grimes,
         Director                                Secretary and Chief
                                                 Accounting Officer


/s/D. Michael Cockrell              1/27/98
   D. Michael Cockrell,
   Treasurer and Chief
   Financial Officer