Form 10-Q
period 1998-01-31
SANDERSON FARMS INC
filed 1998-02-24
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549
                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         January 31, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock, $1 Per Share Par Value-----14,367,580 shares outstanding as of January 31, 1998.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--January 31, 1998 and October 31, 1997

         Condensed consolidated statements of income--Three months ended January 31, 1998 and 1997


         Condensed consolidated statements of cash flows--Three months ended January 31, 1998 and 1997

         Notes to condensed consolidated financial statements--
         January 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          January 31,    October 31,
                                             1998           1997
                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $    565        $  1,531
  Accounts receivable, net                   27,869          30,934
  Inventories - Note 2                       45,602          44,210
  Recoverable income taxes                    4,697           2,112
  Other current assets                        5,792           5,535
Total current assets                         84,525          84,322

Property, plant and equipment               314,841         310,721
Less accumulated depreciation              (137,855)       (132,533)
                                            176,986         178,188

Other assets                                  2,539           2,383

Total assets                               $264,050        $264,893
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 17,946        $ 15,157
  Current maturities of long-
    term debt                                 4,018           3,114
Total current liabilities                    21,964          18,271

Long-term debt, less current
 maturities - Note 4                        118,789         118,782

Deferred income taxes                        11,069          11,069

Stockholders' equity - Note 5
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 14,367,580 shares    14,368          14,368
  Paid-in capital                            11,572          11,447
  Retained earnings                          86,288          90,956
Total stockholders' equity                  112,228         116,771
Total liabilities and stockholders' equity $264,050        $264,893

NOTE: The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                                              Three Months Ended
                                                  January 31,
                                                 1998      1997
                                           (In thousands, except share
                                                and per share data)
Net sales                                       $113,674  $115,647
Cost and expenses:
  Cost of sales                                  112,764   103,629
  Selling, general and
   administrative                                  5,254     5,261

                                                 118,018   108,890

       OPERATING INCOME(LOSS)                     (4,344)    6,757

Other income (expense):
  Interest income                                     70        42
  Interest expense                                (2,066)   (1,123)
  Other                                               71        49
                                                  (1,925)   (1,032)

   INCOME (LOSS) BEFORE INCOME TAXES              (6,269)    5,725

Income tax expense (benefit)                      (2,319)    2,147

         NET INCOME (LOSS)                      $ (3,950)  $ 3,578


Basic and diluted earnings (loss) per share     $   (.27)  $   .25

Dividends per share                             $    .05   $   .05

Basic weighted average shares outstanding      14,367,580 14,363,040

Diluted weighted average shares outstanding    14,367,580 14,455,295

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                   Three Months Ended
                                                      January 31,
                                                    1998       1997
                                                     (In thousands)
Operating activities
 Net income (loss)                                 $(3,950)   $ 3,578
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    5,808      5,070
    Change in assets and liabilities:
     Decrease in accounts receivable                 3,065      1,696
     (Increase) decrease in inventories             (1,392)       992
     (Increase) in refundable income taxes          (2,585)       -0-
     Increase in other assets                         (581)    (1,605)
     Increase in accounts payable and
      accrued expenses                               2,789      2,317

Total adjustments                                    7,104      8,470

Net cash provided by operating activities            3,154     12,048


Net cash used in investing activities -
     capital expenditures                           (4,438)   (17,984)


Financing activities
 Principal payments on long-term debt                  (89)       (85)
 Net borrowings under revolving line of credit        1,000      4,000
 Principal payments received on note receivable
    from ESOP                                           125        -0-
 Dividends paid                                        (718)      (718)

Net cash provided by financing activities               318      3,197

Net decrease in cash and temporary
    cash investments                                   (966)    (2,739)
Cash and temporary cash investments
    at beginning of period                            1,531      4,879


Cash and temporary cash investments
    at end of period                               $    565    $ 2,140

See notes to condensed consolidated financial statements.

                SANDERSON FARMS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          January 31, 1998

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,"Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         January 31,         October 31,
                                            1998                1997
                                                 (In thousands)

     Live poultry-broilers and breeders   $25,206            $24,980
     Feed, eggs and other                   6,855              5,790
     Processed poultry                      4,231              5,238
     Processed food                         6,308              5,234
     Packaging materials                    3,002              2,968
                                          $45,602            $44,210

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation". The Company will continue to qualify as a "Family Farming Corporation" provided there are no changes in ownership control. Management does not anticipate the payment of such taxes related to these cash basis temporary differences during fiscal 1998.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1997.

This Quarterly Report, and other periodic reports filed by the Company under the Securities and Exchange Act of 1934, and other written oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to the following:

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

(5) Changes in and effects of competition, which is significant in all markets in which the Company competes with regional and national firms, some of which have greater financial and marketing resources than the Company.

(6) Changes in accounting policies and practices adopted voluntarily by the Company or required to be adopted by generally accepted accounting principles.

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above can not be controlled by the Company. When used in this quarterly report, the words"believes," "estimates," "plans," "expects," "should," "outlook," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.


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

Results of Operations

Net sales for the first quarter of fiscal 1998 decreased $2.0 million or 1.7% as compared to the first quarter of fiscal 1997. This reduction in the Company's net sales resulted from a decrease in the average sale price of the Company's poultry products of 11.3% and a 7.6% increase in the pounds of poultry products sold. A simple average of the Georgia dock prices during these same periods reflect a decrease of approximately 13.3%. During the first three months of fiscal 1998 the pounds of poultry products sold increased primarily from additional pounds processed and sold by the new complex in Brazos and Robertson counties, Texas, which began initial operations during the second quarter of fiscal 1997. This increase in the pounds of poultry products from internal expansion was partially offset by a significant reduction in the pounds of poultry products purchased from external sources. Market conditions were not as favorable during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 for the purchase and further processing of external poultry products. Net sales of prepared food products increased $2.6 million or 14.9% primarily due to an increase in the pounds of cooked chicken products produced and sold and a decrease in the pounds of corn dogs produced and sold. This planned change in the product mix at the Company's prepared foods division was designed to improve utilization of assets.

Cost of sales during the three months ended January 31, 1998 as compared to the three months ended January 31, 1997 increased $9.1 million or 8.8%. The increase in the cost of sales resulted from the increase in the pounds of poultry products sold and an increase in the average cost of sales of prepared food products. A simple average of the corn and soy meal cash market prices for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 reflected decreases of 1.5% and 8.8%, respectively. Cost of sales of prepared food products increased $2.8 million or 18.4% due primarily to the change in mix mentioned in the previous paragraph.

Selling, general and administrative expenses for the three months ended January 31, 1998 were approximately the same as compared to the same period during fiscal 1997.

The Company's operating income decreased $11.1 million for the three months ended January 31, 1998 as compared to the three months ended January 31, 1997. Lower market prices for fast food and chill pack poultry products, which is the primary poultry markets of the Company, are responsible for the reduction in operating income. In addition, the new complex in Texas was at half capacity during the first quarter of fiscal 1998 and as expected, has a lower average return than the Company's other poultry processing plants.

Interest expense increased $.9 million during the three months ended January 31, 1998 as compared to the three months ended January 31, 1997. The increase in interest expense is primarily related to the funds borrowed to construct the new complex that is now in operation in Texas. In addition, the Company incurred capitalized interest costs through the date the complex began operations in the second quarter of fiscal 1997, which includes $.5 million capitalized during the first quarter of fiscal 1997. The Company expects interest expense to be higher for the remainder of fiscal 1998 as compared to fiscal 1997 due to a full year of interest expense incurred on the new complex.

The Company's effective tax rate was approximately 37.0% during the first three months of fiscal 1998 as compared to approximately 37.5% during the first three months of fiscal 1997.


Liquidity and Capital Resources

As of January 31, 1998 the Company's current ratio and working capital was 3.8 to 1 and $62.6 million, respectively, compared to a current ratio of 4.6 to 1 and working capital of $66.1 million at October 31, 1997. During the first quarter of fiscal 1998 the Company expended approximately $4.4 million on planned capital projects. This represents a significant reduction from the $18.0 million of capital expenditures during the first quarter of fiscal 1997. As in the first quarter of fiscal 1998, the anticipated capital expenditures during the remainder of fiscal 1998 will be well below the level during the same periods in fiscal 1997.

The capital budget for fiscal 1998 was increased to $14.0 million from $12.0 million as of November 1, 1997. The increase of $2.0 million pertains to items not approved at the beginning of fiscal 1998, pending justification, field trial and alternate costing. Included in the capital budget for fiscal 1998 is the anticipated cost of the double shift of the new complex in Texas, approximately $1.9 million relating to fiscal 1997 budget items that were not completed or started during fiscal 1997, and renovations, changes and additions to existing processing facilities to allow better product flow and product mix for more market flexibility.

The Company believes that anticipated capital expenditures for fiscal 1998 will be funded from working capital and by cash flows from operations;




however, if needed, the Company has $32.0 million available under its revolving credit agreement as of January 31, 1998.

Impact of Year 2000

The Company is continuing to assess the impact of year 2000 on its computer systems and believes that certain software currently in use will have to be modified or replaced. The Company estimates the cost of modifications to existing software and conversions to new software to be approximately $.3 million dollars and will be completed by June 30, 1999. With the modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

The costs of the projects and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report

              Exhibit 15a Independent Accountants' Review Report

              Exhibit 15b Accountants' Letter re:  Unaudited Financial
              Information

          (b) The Company did not file any reports on Form 8-K during the three months ended January 31, 1998.







                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: February 24, 1998                By: /S/D. Michael Cockrell
                                           D. Michael Cockrell
                                           Treasurer and Chief
                                            Financial Officer



Date: February 24, 1998                By:/s/James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer




































EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 1998, and the related condensed consolidated statements of income (loss) for the three-month periods ended January 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the three-month periods ended January 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 12, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                           ERNST & YOUNG  LLP


Jackson, Mississippi
February 19, 1998









EXHIBIT 15b


Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement (Form S-No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated February 19, 1998 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended January 31, 1998.

                                            ERNST & YOUNG LLP

Jackson, Mississippi
February 19, 1998