Form 10-Q
period 1998-04-30
SANDERSON FARMS INC
filed 1998-05-21
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         April 30, 1998

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

                               Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock, $1 Per Share Par Value-----14,370,080 shares outstanding as of April 30, 1998.

                                      1 of 14

INDEX SANDERSON FARMS, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--April 30, 1998 and October 31, 1997

         Condensed consolidated statements of income (loss)--Three months ended April 30, 1998 and 1997; Six months ended April 30, 1998 and 1997

         Condensed consolidated statements of cash flows--Six months ended April 30, 1998 and 1997

         Notes to condensed consolidated financial statements--
         April 30, 1998 and 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                                      2 of 14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      SANDERSON FARMS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                          April 30,      October 31,
                                             1998            1997
                                          (Unaudited)       (Note)
                                                (In thousands)

Assets
Current assets
  Cash and temporary cash investments      $  1,962        $  1,531
  Accounts receivables, net                  31,228          30,934
  Inventories - Note 2                       43,570          44,210
  Refundable income taxes                     1,918           2,112
  Other current assets                        5,528           5,535
Total current assets                         84,206          84,322

Property, plant and equipment               319,703         310,721
Less accumulated depreciation              (143,092)       (132,533)
                                            176,611         178,188

Other assets                                  1,908           2,383

Total assets                               $262,725        $264,893

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 20,931        $ 15,157
  Current maturities of long-
    term debt                                 4,018           3,114
Total current liabilities                    24,949          18,271

Long-term debt, less current maturities     112,880         118,782
Deferred income taxes                        11,069          11,069

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 14,370,080
   and 14,367,580 at April 30, 1998 and
   October 31, 1997, respectively            14,370          14,368
  Paid-in capital                            11,596          11,447
  Retained earnings                          87,861          90,956
Total stockholders' equity                  113,827         116,771
Total liabilities and stockholders' equity $262,725        $264,893

NOTE: The consolidated balance sheet at October 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                     3 of 14

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                               Three Months Ended          Six Months Ended
                                     April 30,                April 30,
                                  1998      1997            1998      1997
                              (In thousands, except shares and per share data)

Net sales                      $128,582  $117,410        $242,256   $233,057

Cost and expenses:
  Cost of sales                 118,463   112,127         231,227    215,756
  Selling, general and
   administrative                 4,493     4,996           9,747     10,257

                                122,956   117,123         240,974    226,013

         OPERATING INCOME         5,626       287           1,282      7,044

Other income (expense):
  Interest income                    48        43             118         85
  Interest expense               (1,953)   (1,457)         (4,019)    (2,580)
  Other                             (85)      (60)            (14)       (11)
                                 (1,990)   (1,474)         (3,915)    (2,506)

   INCOME (LOSS) BEFORE
    INCOME TAXES                  3,636    (1,187)         (2,633)     4,538

Income tax expense (benefit)      1,344      (436)           (975)     1,711

         NET INCOME (LOSS)     $  2,292   $  (751)       $ (1,658)  $  2,827


Basic and diluted earnings
  (loss) per share             $    .16   $  (.05)       $   (.12)  $    .20

Dividends per share            $    .05   $   .05        $    .10   $    .10


Basic weighted average
  shares outstanding         14,367,636 14,364,299     14,367,608 14,363,679
Diluted weighted average
  shares outstanding         14,394,226 14,364,229     14,367.608 14,464,363


See notes to condensed consolidated financial statements.





                                      4 of 14

                   SANDERSON FARMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                Six Months Ended
                                                   April 30,
                                               1998        1997
                                                (In thousands)

Operating activities
 Net income (loss)                            $(1,658)   $ 2,827
 Adjustments to reconcile net income (loss)
   to net cash provided by
      operating activities:
    Depreciation and amortization              11,580     10,225
    Change in assets and liabilities:
     Increase in accounts receivable             (294)    (1,174)
     (Increase) decrease in inventories           640     (4,013)
     Decrease in refundable income taxes          194          0
     (Increase) decrease in other assets          146     (1,119)
     Increase in accounts payable
      and accrued expenses                      5,774      1,371

Total adjustments                              18,040      5,290

Net cash provided by
   operating activities                        16,382      8,117

Investing activities
Net proceeds from sale of equipment               158          1
Advance from insurance company for
  fire loss                                         0      3,500
Capital expenditures                           (9,825)   (40,933)

Net cash used in investing activities          (9,667)   (37,432)

Financing activities
Principal payments on long-term debt           (2,998)    (2,934)
Net borrowings (payments) under revolving
 line of credit                                (2,000)    26,000
Additional long-term borrowings                     0      4,945
Principal payment on note receivable-E.S.O.P.     125        125
Net proceeds from issuance of common stock         26         39
Dividends paid                                 (1,437)    (1,436)

Net cash provided by (used in)
  financing activities                         (6,284)    26,739

Net increase (decrease) in cash and temporary
 cash investments                                 431     (2,576)
Cash and temporary cash investments
 at beginning of period                         1,531      4,879
Cash and temporary cash investments
 at end of period                             $ 1,962    $ 2,303


  See notes to condensed consolidated financial statements.



                                      5 of 14

                       SANDERSON FARMS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 April 30, 1998


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1998, are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 " Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                     April 30,         October 31,
                                       1998                1997
                                           (In thousands)


Live poultry-broilers and breeders   $25,942            $24,980
Feed, eggs and other                   6,274              5,790
Processed poultry                      4,256              5,238
Processed food                         3,885              5,234
Packaging materials                    3,213              2,968
                                     $43,570            $44,210

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in the first fiscal year in which the Company fails to qualify as a"Family Farming Corporation" provided there are no changes in ownership control. Management does not anticipate the payment of such taxes related to these cash basis temporary differences during fiscal 1998.
                                 6 of 14

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1997. This Quarterly Report, and other periodic reports filed by the Company under the Securities and Exchange Act of 1934, and other written and oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to the following:

(1) Changes in the market  price for the  Company's  finished  products and feed
grains,  both  of  which  may  fluctuate   substantially  and  exhibit  cyclical
characteristics typically associated with commodity markets.

(2) Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, either of which may affect the demand for the Company's finished products, the value of inventories, the collectability of accounts receivable or the financial integrity of customers.

(3) Changes in laws, regulations, and other activities in government agencies and similar organizations applicable to the Company and the poultry industry.

(4) Various inventory risks due to changes in market conditions.

(5) Changes in and effects of competition, which is significant in all markets in which the Company competes, with regional and national firms, some of which have greater financial and marketing resources than the Company.

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

                                     7 of 14

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

Results of Operations

For the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, net sales increased $11.2 million or 9.5%. This increase in net sales for the period resulted from an increase in the pounds of products sold of 10.7%, which increase was partially offset by an overall decrease in the Company's average sale price of 1.1%. The pounds of poultry products sold during the three months ended April 30, 1998 increased 10.1% when compared to the same three months a year ago principally as a result of the additional pounds processed and sold by the new poultry complex in Brazos and Robertson counties, Texas, which reached full capacity on the first shift during the fourth quarter of fiscal 1997. The average sale price of poultry products decreased 6.3% during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. A simple average of the Georgia dock prices during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 decreased 8.4%. The Company's sales of prepared food products during the second quarter of fiscal 1998 increased $8.1 million or 42.6% when compared to the same quarter last year, primarily as a result of increased sales of cooked chicken products, which increase was partially offset by a decrease in the pounds of corn dogs produced and sold.

For the first half of fiscal 1998 net sales increased $9.2 million or 3.9% as compared to the first half of fiscal 1997. This increase in the net sales was the result of an increase in the pounds of poultry products sold of 8.9% and an increase in the pounds of prepared food products sold of 11.8%. The additional pounds of poultry products produced and sold at the Company's new complex in Brazos and Robertson counties, Texas during fiscal 1998 was partially offset by a decrease in the average sale price of poultry products of 8.8% when compared to the first half of fiscal 1997. A simple average of the Georgia dock price during the six months ended April 30, 1998 was 10.9% lower than the same average during the six months ended April 30, 1997. Net sales of prepared food products increased $10.6 million or 29.4% during the first six months of fiscal 1998 as compared to the first six months of fiscal 1997, primarily as a result of an increase in the pounds of cooked chicken products produced and sold, partially offset by a decrease in the pounds of corn dogs produced and sold.

Cost of sales for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 increased $6.3 million or 5.7%. This increase in cost of sales resulted from a decrease of $1.9 million in the cost of sales of poultry products and an increase of $8.2 million in the cost of sales of prepared food products. The decrease in the cost of sales of poultry products resulted from a combination of an increase in the pounds of poultry products produced and sold,
                                     8 of 14
as discussed above, and a decrease in the cost of feed grains. The simple average of corn and soy meal cash market prices for the three months ended April 30, 1998 as compared to the same period during fiscal 1997 reflected decreases of 10.2% and 35.9%, respectively. Increased cost of sales of prepared food products was the result of the increased volume of prepared food products produced and sold and the change in mix mentioned in the previous paragraph.

Cost of sales for the six months ended April 30, 1998 as compared to cost of sales for the six months ended April 30, 1997 increased $15.5 million or 7.2%. As in the second quarter, this increase in cost of sales resulted from the additional pounds produced of poultry products and prepared food products when compared with the same period in the prior year. The increase in the pounds of poultry products produced was partially offset by decreases in the cost of feed grains. The simple average of the corn and soy meal cash market prices reflected decreases of 6.0% and 23.5%, respectively, during the first six months of fiscal 1998 as compared to the same period during fiscal 1997. Cost of sales of prepared food products increased $11.0 million or 34.6% during the six months ended April 30, 1998 as compared to the six months ended April 30, 1997, primarily as a result of the increase in the pounds of cooked chicken products produced and sold, which products had a higher average sale price and cost of sales than the prepared food product mix during the first half of fiscal 1997.

Selling, general and administrative expenses for the three months and the six months ended April 30, 1998 decreased $.5 million as compared to the three months and the six months ended April 30, 1997. During the first half of fiscal 1997 the Company experienced additional selling and administrative cost associated with the start-up of the complex in Brazos and Robertson counties, Texas.

During the second quarter of fiscal 1998, as compared to the second quarter of fiscal 1997, the Company's operating income increased $5.3 million. This improvement is primarily attributable to the lower cost of corn and soy meal during the period. For the six months ended April 30, 1998 as compared to the six months ended April 30, 1997, lower market prices for fast food and chill pack poultry products, which are the primary poultry markets of the Company, were responsible for the reduction in operating income of $5.8 million.

Interest expense during the three months and the six months ended April 30, 1998 as compared to the same periods ended April 30, 1997 increased $.5 million and $1.4 million, respectively. The increase in interest expense is primarily related to higher outstanding debt incurred to finance the construction of the new complex that is now in operation in Texas. The Company's weighted effective interest rate on long term debt for the three and six months ended April 30, 1998 was 5.5%.

The Company's effective tax rate was approximately 37.0% during fiscal 1998 and fiscal 1997.

Liquidity and Capital Resources

As of April 30, 1998 the Company's current ratio and working capital was 3.4 to 1 and $59.3 million, respectively, compared to a current ratio of 4.6 to 1 and working capital of $66.1 million at October 31, 1997. During the first six months of fiscal 1998 the Company expended approximately $9.8 million on planned capital projects. This represents a significant reduction from the $40.9 million of capital expenditures during the first six months of fiscal 1997, primarily because of the construction of the complex in Texas. The anticipated capital expenditures during the remainder of fiscal 1998 will be well below the level during the same period in fiscal 1997.

The capital budget for fiscal 1998 has been increased to $17.9 million from $12.0 million as of November 1, 1997. The increase of $5.9 million pertains to items not approved at the beginning of fiscal 1998 pending justification, field trial and alternate costing. Included in the capital budget for fiscal 1998 is the anticipated cost of adding a second shift at the new complex in Texas, and approximately $1.9 million relating to fiscal 1997 budget items that were not completed or started during fiscal 1997. The fiscal 1998 capital budget also includes the cost of renovations, changes and additions to existing processing facilities to allow better product flow and product mix for more market flexibility.
                                    9 of 14

The Company believes that anticipated capital expenditures for fiscal 1998 will be funded from working capital and by cash flows from operations; however, if needed, the Company has $35.0 million available under its revolving credit agreement as of April 30, 1998.

Impact of Year 2000

The Company is continuing to assess the impact of the year 2000 on its computer systems and believes that certain software currently in use will have to be modified or replaced. The Company estimates the cost of modifications to existing software and conversions to new software to be approximately $.5 million dollars and will be substantially completed by December 31, 1998. With the modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

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

                                      10 of 14

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the 1998 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 19, 1998, the shareholders elected the following persons to the Company's Board of Directors by the votes indicated below:

                   Name                  For               Withheld
          William R. Sanderson       13,421,531.0           33,268.0
          Robert Buck Sanderson      13,423,917.5           35,881.5
          Donald W. Zacharias        13,419,237.5           35,561.5

     By a vote of 13,430,797.5 for, 5,902.5 against, and 18,099 abstaining, the shareholders ratified the Board's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 1989.

     By a vote of 13,179,409.5 for, 114,619.5 against and 41,996.0 abstaining, the shareholders approved a proposal to amend Section 1 of Article IV of the Company's By-laws, as amended, to increase the number of directors from 9 to 12.
Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report

               Exhibit 15a Independent Accountants' Review Report

               Exhibit 15b Accountants' Letter re:  Unaudited Financial
               Information

               Exhibit 3-A Copy of Articles of Incorporation of the Company, as amended,filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, and incorporated herein by reference.

               Exhibit 3-B Copy of the Company's Re-stated By-Laws as of February 19, 1998.

               Exhibit 10 Copy of material contracts to which the Company is a party filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, and incorporated herein by reference.

          (b) The Company did not file any reports on Form 8-K during the three months ended April 30, 1998.



                                      11 of 14

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             _____ SANDERSON FARMS, INC. _______
                                        (Registrant)



Date:  May 21, 1998                 By:  /s/D.  Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  May 21, 1998                 By:  /s/James a. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer



                                      12 of 14

EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 1998, and the related condensed consolidated statements of income (loss) for the three-month and six-month periods ended April 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles. We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 12, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/Ernst & Young LLP



Jackson, Mississippi
May 19, 1998






                                    13 of 14

EXHIBIT 15b



Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No.
1 to the Registration Statement (Form S-8-No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated May 19, 1998 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended April 30, 1998.



                                              /s/Ernst & Young LLP


Jackson, Mississippi
May 19, 1998

                                      14 of 14