Form 10-Q
period 1998-07-31
SANDERSON FARMS INC
filed 1998-08-20
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 1998

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock, $1 Per Share Par Value---14,370,080 shares outstanding as of July 31, 1998.

                                      INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--July 31, 1998 and October 31, 1997

         Condensed consolidated statements of income (loss)--Three months ended July 31, 1998 and 1997; Nine months ended July 31, 1998 and 1997

         Condensed consolidated statements of cash flows--Nine months ended July 31, 1998 and 1997

         Notes to condensed consolidated financial statements--
         July 31, 1998 and 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           July 31,      October 31,
                                             1998            1997
                                          (Unaudited)       (Note)
                                 (In thousands)

Assets
Current assets
  Cash and temporary cash investments      $  1,185        $  1,531
  Accounts receivables, net                  28,035          30,934
  Inventories - Note 2                       43,895          44,210
  Refundable income taxes                     -0-             2,112
  Other current assets                        6,854           5,535
                                            -------         -------
Total current assets                         79,969          84,322

Property, plant and equipment               325,301         310,721
Less accumulated depreciation              (148,418)       (132,533)
                                            -------         -------
                                            176,883         178,188

Other assets                                  1,602           2,383
                                            -------         -------
Total assets                               $258,454        $264,893
                                            =======         =======

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 20,761        $ 15,157
  Current maturities of long-
    term debt                                 4,018           3,114
                                            -------         -------
Total current liabilities                    24,779          18,271

Long-term debt, less current maturities     103,880         118,782
Deferred income taxes                        11,069          11,069

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 14,370,080
   and 14,367,580 at July 31, 1998 and
   October 31, 1997, respectively            14,370          14,368
  Paid-in capital                            11,674          11,447
  Retained earnings                          92,682          90,956
                                            -------         -------
Total stockholders' equity                  118,726         116,771
Total liabilities and stockholders' equity $258,454        $264,893

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


                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                               Three Months Ended         Nine Months Ended
                                    July 31,                  July 31,
                                  1998      1997            1998      1997
                              (In thousands, except shares and per share data)


Net sales                      $136,287  $121,895        $378,543   $354,952

Cost and expenses:
  Cost of sales                 121,269   119,730         352,496    335,486
  Selling, general and
   administrative                 4,338     4,582          14,085     14,839
                                -------   -------         -------    -------

                                125,607   124,312         366,581    350,325
                                -------   -------         -------    -------

         OPERATING INCOME        10,680    (2,417)         11,962      4,627

Other income (expense):
  Interest income                    53        36             171        121
  Interest expense               (1,908)   (2,018)         (5,927)    (4,598)
  Other                             (30)       57             (44)        46
                                -------   -------         -------    -------
                                 (1,885)   (1,925)         (5,800)    (4,431)
                                -------   -------         -------    -------

   INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY GAIN  8,795    (4,342)          6,162        196

Income tax expense (benefit)      3,255    (1,637)          2,280         74
                                -------   -------         -------    -------

    INCOME (LOSS)BEFORE
     EXTRAORDINARY GAIN           5,540    (2,705)          3,882        122

Extraordinary gain from fire (net
   of income taxes of $406,000)    -0-        676             -0-        676
                                -------   -------         -------    -------

  NET INCOME (LOSS)            $  5,540  $ (2,029)       $  3,882   $    798
                                =======   =======         =======    =======

Earnings (loss) per share:
 Basic earnings (loss) per share
   before extraordinary gain   $    .39  $   (.19)       $    .27   $    .01
 Basic earnings per share from
   extraordinary gain               .00       .05             .00        .05
                                -------   -------         -------    -------
 Basic earnings (loss)
   per share                   $    .39  $   (.14)       $    .27   $    .06
                                =======   =======         =======    =======

 Diluted earnings (loss)
   per share                   $    .38  $   (.14)       $    .27   $    .06
                                =======   =======         =======    =======

Dividends per share            $    .05  $    .05        $    .15   $    .15
                                =======   =======         =======    =======

Basic weighted average
  shares outstanding         14,370,080 14,366,580     14,368,608 14,364,657
                             ========== ==========     ========== ==========
Diluted weighted average
  shares outstanding         14,443,359 14,366,580     14,419,403 14,464,150
                             ========== ==========     ========== ==========

See notes to condensed consolidated financial statements.


                     SANDERSON FARMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                Nine Months Ended
                                    July 31,
                                    1998 1997
                                 (In thousands)

Operating activities
 Net income                                   $ 3,882    $   798
 Adjustments to reconcile net income
   to net cash provided by
      operating activities:
    Depreciation and amortization              17,292     15,672
    Change in assets and liabilities:
     (Increase) decrease in accounts receivable 2,899     (3,631)
     (Increase) decrease in inventories           315     (5,405)
     Decrease in refundable income taxes        2,112        -0-
     Increase in other assets                  (1,041)    (2,695)
     Increase in accounts payable
      and accrued expenses                      5,604      3,015
                                              -------    -------

Total adjustments                              27,181      6,956
                                              -------    -------

Net cash provided by
   operating activities                        31,063      7,754

Investing activities
Net proceeds from sales of property
   and equipment                                  189          6
Capital expenditures                          (15,673)   (38,102)
                                              -------    -------

Net cash used in investing activities         (15,484)   (38,096)

Financing activities
Principal payments on long-term debt           (2,998)    (2,934)
Net change in borrowings under revolving
 line of credit                               (11,000)    26,000
Long-term borrowings                                0      4,945
Principal payments received on note
 receivable-E.S.O.P.                              202        125
Net proceeds from issuance of common stock         27         39
Dividends paid                                 (2,156)    (2,155)
                                              -------    -------

Net cash provided by (used in)
  financing activities                        (15,925)    26,020
                                              -------    -------

Net decrease in cash and temporary
 cash investments                                (346)    (4,322)
Cash and temporary cash investments
 at beginning of period                         1,531      4,879
                                              -------    -------
Cash and temporary cash investments
 at end of period                            $  1,185   $    557
                                              =======    =======


  See notes to condensed consolidated financial statements.




                     SANDERSON FARMS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 1998


NOTE 1 -- BASIS OF PRESENTATION


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                     JULY 31,         October 31,
                                       1998                1997
                                           (In thousands)


Live poultry-broilers and breeders   $26,691            $24,980
Feed, eggs and other                   6,814              5,790
Processed poultry                      4,101              5,238
Processed food                         3,012              5,234
Packaging materials                    3,277              2,968
                                     -------            -------
                                     $43,895            $44,210
                                     =======            =======

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation" provided there are no changes in ownership control. Management does not anticipate the payment of such taxes related to these cash basis temporary differences during fiscal 1998.

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

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow out"), processing, and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market prices for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices.

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

RESULTS OF OPERATIONS

For the three months ended July 31, 1998, net sales increased $14.4 million or 11.8% as compared to the three months ended July 31, 1997. Net sales of poultry products during the same period increased $10.0 million or approximately 9.9%, while net sales of food products increased $4.4 million or 21.3%. This increase in net sales is a result of an increase of approximately 8.8% of pounds of product sold and an increase in the average sale price of 2.8% during the three-month period ended July 31, 1998. Pounds of poultry products produced and sold during the three-month period increased approximately 8.3% as a result of the Company's new poultry complex in Brazos and Robertson counties, Texas and an increase in the average sale price of poultry products of approximately 1.5% as compared to the same period in fiscal 1997. A simple average of the Georgia dock price for the third quarter ended July 31, 1998, as compared to the same period in fiscal 1997 increased 1.7%. The Company's sales of prepared foods increased as a result of increased sales of cooked products offset by a decrease in the pounds of corn dogs produced and sold and an increase of approximately 5.1% in the average sale prices of food products during the three months ended July 31, 1998 as compared to the same period in 1997.

For the nine months ended July 31, 1998, net sales increased approximately $23.6 million or approximately 6.6% as compared to the nine months ended July 31, 1997. This increase in net sales for the nine-month period was a result of an increase in the pounds of product sold of approximately 9.0% which was partially offset by a decrease the average sale price of 2.1% as compared to the same period in fiscal 1997. Pounds of poultry product produced and sold increased 8.7% while pounds of food products sold increased approximately 13.0% for the nine months ended July 31, 1998 as compared to the nine months ended July 31, 1997. The increase in pounds of poultry products sold is a result of the additional pounds produced and sold at the Company's Texas poultry complex which began operation during the first quarter of 1997 and reached full first shift capacity during the fourth quarter of fiscal 1997. The increase in prepared food products sold during the nine-month period is a result of a change in mix of prepared foods sold when compared to the same period in 1997. A simple average of the Georgia dock price for the nine months ended July 31, 1998 as compared to the same period in fiscal 1997 reflects a decrease of approximately 6.8%.

During the third quarter ended July 31, 1998, cost of sales increased $1.5 million or 1.3% as compared to the third quarter ended July 31, 1997. Cost of sales of poultry products decreased approximately $3.3 million or 3.3% as a results of lower feed cost and increased pounds produced. A simple average of the corn and soy meal cash market prices for the three months ended July 31, 1998, reflected decreases of 9.6% and 38.7%, respectively when compared to the same period in fiscal 1997. An increase in the cost of sales of prepared food products of $4.8 million or 25.6% was a result of increased pounds of food products produced and a change in product mix.

Cost of sales for the nine months ended July 31, 1998 as compared to the nine months ended July 31, 1998, increased $16.9 million or 5.1%. Cost of sales of poultry products increased modestly by $1.2 million or .4% while cost of sales of food products increased approximately $15.8 million or 31.3% for the period. The increased cost of sales of poultry products for the nine-month period ended July 31, 1998 as compared to the nine-month period ended July 31, 1997, resulted from increased pounds produced and sold, which increase was partially offset by a decrease in the average cost of feed grains. A simple average of the market price for corn and soy meal reflected a decrease of approximately 7.0% and 29.5%,respectively, during the nine-month period in fiscal 1998 as compared to the same nine-month period in fiscal 1997. The increase in cost of sales of prepared food products is a result of an increase in the sales of cooked chicken products.

Selling, general and administrative expenses for the three months and the nine months ended July 31, 1998 decreased $.2 and $.8 million as compared to the same periods for fiscal 1997. These decreases are attributable to higher selling, general and administrative cost associated with the start-up of the Texas complex during fiscal 1997.

In the third quarter of fiscal 1998, as compared to the third quarter of fiscal 1997, the Company's operating income increased approximately $13.1 million. This improvement is a result of increases in the average sale price for poultry products and lower average cost of feed grains. For the nine months ended July 31, 1998 as compared to the some period in 1997, operating income increased $7.4 million. This increase is a result of increased pounds of products sold and lower average cost of feed grains, which were partially offset by a decrease in the average price of poultry products.

Interest expense during the three months ended July 31, 1998 as compared to the three months ended July 31, 1997, reflects a decrease of $.1 million. For the nine months ended July 31, 1998 as compared to the nine months ended July 31, 1997, interest expense increased $1.3 million. This increase is a result of higher outstanding debt incurred with the construction and start-up of the Texas Complex and the affect of $.6 million of interest cost which was capitalized during the first nine months of fiscal 1997. As in the third quarter of fiscal 1998, the Company anticipates that interest expense will be lower for the fourth quarter of fiscal 1998 as compared to the same period during fiscal 1997.

The Company's effective tax rate for the first nine months of fiscal 1998 and fiscal 1997 was approximately 37.0% and 37.7%, respectively.

Liquidity and Capital Resources

The Company's working capital on July 31, 1998 was 55.2 million and its current ratio was 3.2 to 1 as compared to working capital of $66.1 million and a current ration of 4.6 to 1 on October 31, 1997. During the first nine months of fiscal 1998 the Company expended approximately $15.7 million on planned capital projects, which represents a significant reduction from the $38.1 million expended in fiscal 1997. This reduction is due primarily to the completion of construction on the Texas complex during fiscal 1997. The Company anticipates that capital expenditures for fiscal 1998 will remain below the fiscal 1997 levels.

The capital budget for fiscal 1998 has been increased to $23.3 from $12.0 million as of November 1, 1997. Included in the capital budget for fiscal 1998 are the anticipated cost of adding a second shift to the Texas complex, approximately $1.9 million relating to fiscal 1997 items that were completed or started and other items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The Company believes that anticipated capital expenditures for fiscal 1998 will be funded from working capital and by cash flows from operations; however, if needed the Company has $49.0 million available under its revolving credit agreement as of July 31, 1998. As of July 31, 1998, the Company increased its revolving credit facility by $5.0 million to $130.0 million and extended the revolving credit maturity date by one year.


Impact of Year 2000 Issue

The Company is continuing to assess the impact of the Year 2000 issue on its computer systems and believes that certain software currently in use will have to be modified or replaced. The Company estimates the cost of modifications to existing software and conversions to new software to be approximately $.5 million and will be substantially completed by January 31, 1999. With the modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

The Company's suppliers, vendors and equipment manufacturers, have indicated that they continue to assess the impact of the year 2000 issue on their operations. At this time, the Company believes that it's suppliers, vendors and equipment manufacturers will be year 2000 compatible. However, in the event of an unforeseen problem, the Company is studying contingence plans that may include higher levels of inventories of supplies and raw materials.

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

This Quarterly Report does not address the Year 2000 issues that are raised in the Security and Exchange Commission's Release No. 34-40277, which are not required until the Company files its Annual Report on Form 10-K for the fiscal year ending October 31, 1998.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report

              Exhibit 15a Independent Accountants' Review Report

              Exhibit 15b Accountants' Letter re:  Unaudited Financial
              Information


          (b) The Company did not file any reports on Form 8-K during the three months ended July 31, 1998.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       _____ SANDERSON FARMS, INC. _______
                                  (Registrant)



Date: August 20, 1998                 By:  /s/D.  Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date: August 20, 1998                 By:  /s/James a. Grimes
                                 James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 1998, and the related condensed consolidated statements of income (loss) for the three-month and nine-month periods ended July 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Jackson, Mississippi
August 18, 1998

EXHIBIT 15b



Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No.
1 to the Registration Statement (Form S-8-No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated August 18, 1998 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended July 31, 1998.



                              /s/Ernst & Young LLP


Jackson, Mississippi
August 18, 1998