Form 10-K
period 1998-10-31
SANDERSON FARMS INC
filed 1999-01-27
CIK 812128

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1998

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of December 31, 1998:
approximately $________.

         Number of Shares outstanding of the Registrant's common stock as of December 31, 1998: 14,396,238 shares of common stock, $1.00 per share par value.

         Portions of the Registrant's  definitive proxy statement filed or to be
filed  in  connection  with  its  1999  Annual  Meeting  of   Stockholders   are
incorporated by reference into Part III.

                                  INTRODUCTORY

     Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 1998, which is the year for which this Annual Report is filed.

         Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is January 22, 1999.

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

         The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms(R) brand name to retailers, distributors, and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1998, the Registrant processed 233.2 million chickens, or approximately 795.3 million dressed pounds. According to 1998 industry statistics, the Registrant was the 8th largest processor of dressed chickens in the United States based on estimated average weekly processing.

         The Registrant's chicken operations presently encompass five hatcheries, four feed mills, six processing plants and one by-products plant. The Registrant has contracts with operators of approximately 450 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 155 breeder farms.

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

         Capital expenditures for fiscal 1998 were funded by working capital and borrowings under a revolving credit agreement. Effective July 31, 1998, the Registrant amended and restated its revolving credit agreement to, among other things, increase the revolving credit available to the Registrant thereunder to $130.0 million from $125.0 million. The Registrant anticipates that capital expenditures for fiscal 1999 will be funded by internally generated working capital and borrowings under the revolving credit agreement.

         During fiscal 1997, the Registrant completed the start-up of its Brazos County, Texas processing facility. During October 1998, the Registrant began operating one line of its Brazos County, Texas processing facility on a double shift basis. The Registrant currently has additional processing capacity available to it through the double shifting of the second line of the Brazos County, Texas processing facility and through the double shifting of the second line at its Collins, Mississippi processing facility. At full capacity the Texas facility will have the capacity to process 1.2 million birds per week and will employ approximately 1,400 people. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Not applicable.

(c)      NARRATIVE DESCRIPTION OF BUSINESS
         REGISTRANT'S BUSINESS

General

         The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.

         The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms(R) brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1998, the Registrant processed approximately 233.2 million chickens, or approximately 795.3 million dressed pounds. In addition, the Registrant purchased and further processed 8.1 million pounds of poultry products during fiscal 1998. According to 1998 industry statistics, the Registrant was the 8th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

                                                          Fiscal Year Ended October 31,

                                                  1994        1995       1996       1997       1998
                                                  ----       -----       ----       ----       ----

Value added                                       98.3%        98.2%      98.2%     98.1%     98.6%
Non-value added                                    1.7%         1.8%       1.8%      1.9%      1.4%
                                                 ------       ------     ------    ------     -----
Total Registrant
chicken sales     .                              100.0%       100.0%     100.0%    100.0%    100.0%
                                                  -----        -----      -----     -----     -----

The following table sets forth, for the years indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                          Fiscal Year Ended October 31,

                                                  1994         1995      1996      1997       1998
                                                  ----        -----     -----      ----       ----
Registrant processed
  chicken:
Value added:
    Chill pack(1)                                 18.2%        19.3%      18.6%    20.8%      24.4 %
    Fresh bulk pack(1)                            56.2         51.6       49.9     45.9       46.6
    Frozen                                        10.2         13.5       17.0     15.7       11.6
                                                 -----         ----       ----     ----       ----
   Subtotal                                       84.6         84.4       85.5     82.4       82.6
                                                  ----         ----       ----     ----       ----
Non-value added:
    Ice pack                                       0.9          0.7        0.9      0.9         .7
    Frozen                                         0.6          0.8        0.7      0.7         .5
                                                   ---          ---        ---      ---      -----
   Subtotal                                        1.5          1.5        1.6      1.6        1.2
                                                   ---          ---        ---      ---       ----
   Total Company
     processed chicken                            86.1         85.9       87.1      84.0      83.8
Processed and
  prepared  foods                                 13.8         14.1       12.9      16.0      16.2







Other(2)                                           0.1          0.0        0.0       0.0       0.0
                                                   ---         ----       ----     -----       ---

           Total                                 100.0%       100.0%     100.0%    100.0%    100.0%
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

         Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 1998, the Registrant maintained contracts with 32 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant vehicles to breeder farms that are maintained, as of October 31, 1998, by 123 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant's vehicles.

         The Registrant owns and operates five hatcheries located in Mississippi and Texas where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant vehicles to independent contract grow-out farms. As of October 31, 1998, the Registrant's hatcheries were capable of producing an aggregate of approximately 5.7million chicks per week.

         Grow-out. The Registrant places its chicks on 450 grow-out farms, as of October 31, 1998, located in Mississippi, Louisiana and Texas where broilers are grown to an age of approximately six to seven weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

         Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

         Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 1998, the Registrant operated four feed mills, three of which are located in Mississippi and one in Texas. The Registrant's annual feed requirements for fiscal 1998 were approximately 1,161,000 tons, and it has the capacity to produce approximately 1,685,000 tons of finished feed annually under current configurations.

         Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 1998, the Registrant had approximately 759,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse effect of grain price increases. During the fall of 1998, market prices for corn and soy meal reached levels that prompted the Company to buy a significant portion of its 1999 requirements on a forward basis. As a result of these purchases, the Company has substantially reduced its expenses to the risk of material increases in feed grain prices during its fiscal year ending October 31, 1999.

         Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately
1.2 million chickens per week. The Registrant's Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 950,000 chickens per week. The Registrant's Brazos County, Texas processing plant, which is currently operating one line on a single shift basis and one line on a double shift basis, is currently processing approximately 950,000 chickens per week. The Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants currently operate on a double shift basis, and have the capacity to process an aggregate of approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at five of its six processing facilities. At October 31, 1998, five of these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 5.0 million pounds of product per week at all deboning facilities.

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

         Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 1998, the Registrant operated one by-products plant, and six automotive maintenance shops which service approximately 471 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi, processing plant currently serving over 184 children.

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

Sources of Supply

         During fiscal 1998, the Registrant purchased its pullets and its cockerels from six (6) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

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

Employees and Labor Relations

         As of October 31, 1998, the Registrant had 6358 employees, including 705 salaried and 5653 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 579 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana expired on November 30, 1998. That contract was renegotiated and executed on November 1, 1998, and has been extended to November 30, 2001.The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

         A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 322 hourly employees who work at the Registrant's processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This Agreement will expire on June 30, 1999. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

         A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1126 hourly employees who work at the Registrant's processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and will expire on December 30, 1999. This collective bargaining agreement also has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins, Mississippi processing plant.

         On January 9, 1998, the United Food and Commercial Workers Union Local #408, AFL-CIO filed its petition with the National Labor Relations Board seeking representation of the Registrant's full-time and part-time production, maintenance and clean-up employees at its Brazos County, Texas poultry processing facility. At a hearing held on January 20, 1998, the National Labor Relations Board set February 25, 1998 as the date for an election on this matter by the Registrant's Brazos County, Texas employees. On that date, the employees at the Registrant's Brazos County, Texas processing facility voted 271 to 118 not to be represented by the union.



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

         There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $1.2 on December 31, 1998, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, as amended, and under the $20 million long-term fixed rate loan agreement effective in February 1993, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

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

Item 4A.  Executive Officers of the Registrant.
                                                                     Executive
       Name                         Age          Office            Officer Since


Joe F. Sanderson, Jr.               52     Chairman of the Board,      1984 (1)
                                           President and
                                           Chief Executive
                                           Officer

D. Michael Cockrell                 41     Treasurer and Chief         1994 (2)
                                           Financial Officer,
                                           Board Member

James A. Grimes                     50     Secretary and               1994 (3)
Chief Accounting Officer

Lampkin Butts                       47     Vice President - Sales,     1996 (4)
Board Member


(1) Joe F. Sanderson, Jr. has served as President and Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. From January 1984, to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2) D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(3) James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.

(4) Lampkin Butts became Vice President - Sales of the Registrant effective November 1, 1996, and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

         Executive officers of the Company serve at the pleasure of the Board of Directors. There are no understandings or agreements relating to any person's service or prospective service as an executive officer of the Registrant.

                                     PART II


Item 5.           Market for the Registrant's Common
                  Equity and Related Stockholder Matters.

         The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders as of December 31, 1998, was 1,250.

         The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market System quotations are based on actual sales prices.


                                              Stock Price
         Fiscal Year 1998           High                  Low          Dividends
         -----------------------------------------------------------------------
         First Quarter                   $15.50            $11.88              $.05
         Second Quarter                  $14.00            $10.50              $.05
         Third Quarter                   $15.38            $11.44              $.05
         Fourth Quarter                  $17.13            $11.88              $.05

                                              Stock Price
         Fiscal Year 1997         High                  Low          Dividends
         ---------------------------------------------------------------------

         First Quarter                   $18.75            $12.875             $.05
         Second Quarter                  $19.25            $14.00              $.05
         Third Quarter                   $18.25            $13.50              $.05
         Fourth Quarter                  $16.25            $13.00              $.05

On December 31, 1998 the closing sales price for the common stock was $15.375 per share.

Item 6.           Selected Financial Data.

                                                         Year Ended October 31

                                           1998       1997       1996        1995       1994
                                           ----       ----       ----        ----       ----
                                                  (In thousands, except per share data)

Net sales                               $ 521,394  $ 481,789  $ 455,100   $ 392,896  $ 371,502
Operating income                           31,822      7,467      1,189      21,239     28,184
Income (loss) before
extraordinary gain                         15,256        558     (2,443)     10,856     15,479
Net income (loss)                          15,256      1,234     (2,443)     10,856     15,479
Basic and diluted earnings (loss)
per share before extraordinary gain(1)                  1.06        .04        (.18)  .80 1.14
Basic and diluted earnings (loss)
per share(1)                                 1.06        .09       (.18)       0.80       1.14
Working capital                            59,665     66,751     60,826      47,605     45,843
Total assets                              265,671    264,893    237,226     193,197    181,709
Long-term debt, less
current maturities                         95,695    118,782     90,102      54,806     56,176
Stockholders' equity                      129,482    116,771    118,250     114,319    106,187
Cash dividends declared
per share(1)                            $     .20  $     .20  $     .20   $     .20  $     .20


(1)Earnings and dividends per share have been adjusted to reflect the 3 for 2 stock split effected in the form of a stock dividend in February 1995.



                                                      QUARTERLY FINANCIAL DATA


                                                         Fiscal Year 1998
                                          First      Second       Third       Fourth
                                         Quarter     Quarter     Quarter     Quarter
                                             (In thousands, except per share data)
                                                         (Unaudited)
Net sales                              $ 113,674   $ 128,582   $ 136,287   $ 142,851
Operating income (loss)                   (4,344)      5,687      10,680      19,799
Net income (loss)                         (3,950)      2,292       5,540      11,374
Basic and diluted
earnings (loss) per share              $    (.27)  $     .16   $     .39   $     .79
Fiscal Year 1997

                                          First      Second       Third       Fourth
                                         Quarter     Quarter     Quarter     Quarter
                                             (In thousands, except per share data)
                                                           (Unaudited)

Net sales                              $ 115,647   $ 117,410   $ 121,895   $ 126,837
Operating income (loss)                    6,757         287      (2,417)      2,840
Income (loss) before
extraordinary gain                         3,578        (751)     (2,705)        436
Net income (loss)                          3,578        (751)     (2,029)        436
Basic and diluted earnings (loss)
per share before
extraordinary gain                           .25        (.05)       (.19)        .03
Basic and diluted earnings (loss)
per share                              $     .25   $    (.05)  $    (.14)  $     .03



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE PERFORMANCE

This Annual Report contains certain forward-looking statements about the business, financial condition and prospects of the Company. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, changes in the market price for the Company's finished products and for feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets, as described below; changes in competition and economic conditions; various inventory risks due to changes in market conditions; changes in governmental rules and regulations applicable to the Company and the poultry industry; and other risks described below. These risks and uncertainties can not be controlled by the Company. When used in this Annual Report, the words "believes," "estimates," "plans," "expects," "should," "outlook," and "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow-out"), processing and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 58.3% of the Company's total production costs.

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

The Company's processed and prepared foods product line includes over 200 institutional and consumer packaged food items that it sells nationally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.


Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 1998 as follows:

                   1st            2nd           3rd            4th
                 Quarter        Quarter       Quarter         Quarter

Fiscal 1998
  High           $.5850         $.5775        $.6825         $.7150*
  Low            $.5550*        $.5550        $.5775         $.6875

Fiscal 1997
  High           $.6600*        $.6325        $.6275         $.6325
  Low            $.6375         $.6125        $.6075         $.5900*

Fiscal 1996
  High           $.6000         $.5825        $.6650         $.6675*
  Low            $.5825         $.5500*       $.5675         $.6525

*Year High/Low

During the first quarter of fiscal 1997, the Company experienced improved selling prices of chicken products and lower average cost of feed grains. However, later during fiscal 1997, lower market prices for poultry products, the adverse effect of a change in the Company's feed formulation, and additional cost associated with the start-up of the new complex in Texas partially offset the favorable market prices for poultry products during the first quarter of fiscal 1997 and the overall lower average feed costs during fiscal 1997. During fiscal 1998, favorable grain prices, improved market prices for poultry products during the second half of fiscal 1998 and the benefits of our ongoing expansion program improved operating margins as compared to fiscal 1997.

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

For the year ended October 31, 1998, net sales were $521.4 million, an increase of $39.6 million or 8.2% over fiscal 1997. Increases in the pounds of poultry products sold and prepared food products sold of 8.0% and 9.2%, respectively, were the primary reason for the increase in net sales. The additional poultry pounds were produced by the Company's new complex in Brazos and Robertson counties, Texas. The Company's average sale price of poultry products decreased 1.6% during fiscal 1998 as compared to fiscal 1997. A simple average of the Georgia dock prices for fiscal 1998 as compared to fiscal 1997 decreased 1.7%. Net sales of prepared food products increased $14.4 million or 18.9% over the previous fiscal year. This increase resulted from an of increase of 9.2% in the pounds of prepared food products sold and an increase in the pounds sold of cooked chicken products, which have a higher average selling price than the prepared food division's average product mix during fiscal 1997.

During fiscal 1998, cost of sales increased $14.2 million, or 3.1%, as compared to fiscal 1997. Cost of sales of poultry products decreased $1.5 million or .4% despite an increase in the pounds of poultry products sold of 8.0%. During fiscal 1998, the Company benefitted from lower cost of feed grains. A simple average of the corn and soybean meal cash market prices reflected decreases of 11.0% and 33.3%, respectively. Cost of sales of prepared food products increased $15.7 million or 23.1% during the twelve months ended October 31, 1998 as compared to the twelve months ended October 31, 1997. This increase in cost of sales of prepared food products was the result of the additional pounds of prepared food products sold and the change in the product mix.

Selling, general and administrative expenses for fiscal 1998 increased $1.1 million, or 5.7%, as compared to fiscal 1997. During fiscal 1998 the Company contributed $1.1 million to the Employees Stock Ownership Plan. The Company did not contribute to the Employees Stock Ownership Plan during fiscal 1997.

The Company's operating income for fiscal 1998 was $31.8 million, an increase of $24.4 million over the fiscal 1997 operating income of $7.5 million. The strong results for the fiscal year reflected favorable grain prices, a much improved poultry market in the second half of fiscal 1998 and the benefits of our ongoing expansion program.

Interest expense increased approximately $1.1 million during fiscal 1998 as compared to fiscal 1997. During fiscal 1997, the Company capitalized interest cost of approximately $0.5 million associated with the construction of the new complex in Texas. The Company did not capitalize any interest cost during fiscal 1998. The Company expects interest expense to be lower during fiscal 1999 as compared to the current fiscal year, reflecting lower outstanding debt during the year.

The effective tax rate during fiscal 1998 was approximately 37.4% as compared to 39.5% during fiscal 1997. The decreased effective rate is the result of the change in nondeductible expenses as a percentage of pretax income.

 Fiscal 1997 Compared to Fiscal 1996

Net sales for the year ended October 31, 1997, were $481.8 million, an increase of $26.7 million, or 5.9%, over net sales of $455.1 million for the year ended October 31, 1996. The increase in net sales resulted from an increase in net sales of poultry products of $10.5 million, or 2.7%, and a corresponding increase in net sales of prepared food products of $16.2 million, or 26.9%. The increase in net sales of poultry products was the result of a 6.3% increase in the pounds of poultry products sold and a decrease of 3.4% in the average sale price of poultry products. During fiscal 1997 as compared to fiscal 1996, the Company produced additional poultry volume internally from its expansion of the McComb, Mississippi poultry complex during fiscal 1996, and the start-up of the new complex in Texas during fiscal 1997. These increases were partially offset by fewer pounds purchased from external sources which have a higher average sale price and cost of sales per pound than the Company's normal product mix. The increase in the net sales of prepared food products was due to an increase of 15.0% in the pounds of prepared food products sold and an increase in the amount sold of cooked chicken products, which have a higher average selling price than the prepared food division's average product mix during fiscal 1996.

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

Selling, general and administrative expenses for the twelve months ended October 31, 1997, increased $1.9 million, or 11.3%, as compared to fiscal 1996. The primary factor for this increase was additional selling and administrative cost associated with the construction and start-up of the new complex in Texas during fiscal 1997.

For the fiscal year ended October 31, 1997 as compared to the fiscal year ended October 31, 1996, the Company's operating income increased $6.3 million primarily as a result of lower average cost of feed grains. In addition, during the second quarter of fiscal 1997, the Company altered the formulation of the feed used for its broiler chickens. The altered feed formulation resulted in poor grow-out performance and a decrease in the bird weight delivered to our processing plants. The lower bird weight processed by the Company during the third quarter resulted in lower margins per pound. The feed formulation was corrected and the negative effects of the change worked their way completely out of the Company's operations during the fourth quarter of fiscal 1997. Also, the Company incurred additional costs associated with the start-up of the new complex in Texas during fiscal 1997.

Interest expense increased approximately $2.3 million during fiscal 1997 as compared to the previous fiscal year. During the first four months of fiscal 1997, the Company capitalized interest costs of approximately $0.5 million associated with the construction of the new complex in Texas. Accordingly, upon completion and start-up of the new complex during the second quarter of fiscal 1997, the Company no longer capitalized interest cost and, as a result, incurred increased interest expense. The Company's effective tax rate was approximately 39.5% during fiscal 1997. During fiscal 1996, the Company recorded a tax benefit of approximately 23.9%. The increased effective tax rate is the result of the change in nondeductible expenses as a percentage of pretax income (loss).

In January 1997, a fire damaged sections of the Pike County, Mississippi, processing plant, including some equipment and refrigeration. Substantially all of the cost of repairs and reconstruction of the new plant were covered by insurance. Certain costs associated with the plant's downtime were also covered by insurance. The excess of $1.1 million of the insurance proceeds received over the book value of the assets destroyed, before income taxes of $.4 million, has been accounted for as an extraordinary gain in the accompanying consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company's working capital was $59.7 million and its current ratio was 3.3 to 1, as compared to working capital of $66.8 million and current ratio of 4.8 to 1 at October 31, 1997. The Company's capital budget for fiscal 1998 was increased to $24.1 million from $12.0 million at November 1, 1997. Included in the capital budget for fiscal 1998 are the anticipated cost of adding a second shift to the Texas complex, approximately $1.9 million relating to fiscal 1997 items that were completed or started and other items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The capital budget for fiscal 1999 is approximately $21.5 million. Included in the fiscal 1999 budget is approximately $.8 million relating to fiscal 1998 budget items that were not completed or started during fiscal 1998. Also included in fiscal 1999 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The Company believes that anticipated capital expenditures for fiscal 1999 will be funded from working capital and by cash flows from operations; however, if needed the Company has $57.0 million available under its revolving credit agreement as of October 31, 1998. As of July 31, 1998, the Company increased its revolving credit facility by $5.0 million to $130.0 million and extended the revolving credit maturity date by one year.

Impact of Year 2000 Issues

The Company is continuing to assess the impact of the Year 2000 issue on its computer systems and believes that certain software currently in use will have to be modified or replaced. In addition to computer equipment, the Company is assessing possible problems with micro-processors embedded within operating equipment in its hatcheries, feed mills and processing plants. The Company estimates the cost of modifications to existing software and conversions to new software to be approximately $.5 million and will be substantially completed by January 31, 1999. With the modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. In addition, approximately $.4 million is projected to be capitalized because certain personal computers are being replaced in the normal course of business.

The Company is examining the impact of the Year 2000 issue on suppliers, vendors and equipment manufacturers by contacting them in order to evaluate their response capabilities and readiness for year 2000. Presently, the Company has no reason to believe that its suppliers, vendors and equipment manufacturers will not be Year 2000 compliant. However, in the event their responses are not satisfactory, the Company will consider new business relationships with alternate suppliers or vendors as necessary to the extent alternatives are available.

The Company is in the process of developing a contingency plan for Year 2000 issues, and intends to have such a plan established by May 31, 1999. The planning effort includes critical Company areas such as the availability of feed ingredients, electrical power and transportation.

The costs of the modifications and the dates which the Company believes it will have this completed are based on management's best estimates, which were derived utilizing numerous assumption's of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk.

Market Risk

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company's fixed rate debt approximates the carrying amount at October 31, 1998. Management believes the potential effects of near-term changes in interest rates on the Company's fixed rate debt is not material.

     The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.           Financial Statements and Supplementary Data.

                              Sanderson Farms, Inc. and Subsidiaries
                                    CONSOLIDATED BALANCE SHEETS


                                                                                               October 31
                                                                                       1998                    1997
                                                                                       ----                    ----
                                                                                                  (In thousands)
Assets
Current assets:
     Cash and temporary cash investments                                            $   3,626            $    1,531
     Accounts receivables, less allowance of $249,000 in
       1998 and $233,000 in 1997                                                       31,023                30,934
     Inventories (Note 2)                                                              42,879                44,210
      Refundable income taxes                                                             -0-                 2,112
      Prepaid expenses                                                                  7,664                 5,535
Total current assets                                                                   85,192                84,322
Property, plant and equipment (Note 3):
     Land and buildings                                                               122,209               119,065
      Machinery and equipment                                                         202,863               189,867
     Construction in process                                                            7,913                 1,789
                                                                                     --------             ---------
                                                                                      332,985               310,721
     Accumulated depreciation                                                        (153,897)             (132,533)
                                                                                      -------               -------
                                                                                      179,088               178,188
Other assets                                                                            1,391                 2,383
                                                                                     --------             ---------
Total assets                                                                         $265,671              $264,893
                                                                                      =======               =======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                               $   5,893             $   5,612
     Income taxes payable                                                               4,210                   -0-
     Accrued expenses (Note 8)                                                         11,396                 8,845
     Current maturities of long-term debt                                               4,028                 3,114
                                                                                     --------             ---------
Total current liabilities                                                              25,527                17,571
Long-term debt, less current maturities (Note 3)                                       95,695               118,782
Claims payable (Note 8)                                                                 1,100                   700
Deferred income taxes (Note 4)                                                         13,867                11,069
Stockholders' equity (Note 7):
     Preferred Stock:
         Series A Junior Participating Preferred Stock, $100
              par value:  authorized shares-500,000; none issued
         Par value to be determined by the Board of Directors:
              authorized shares-4,500,000; none issued
     Common Stock, $1 par value:  authorized shares-100,000,000;
         issued and outstanding shares-14,373,580 in 1998 and
            14,367,580 in 1997                                                         14,374                14,368
     Paid-in capital                                                                   11,770                11,447
     Retained earnings                                                                103,338                90,956
                                                                                      -------              --------
Total stockholders' equity                                                            129,482               116,771
                                                                                      -------               -------
Total liabilities and stockholders' equity                                           $265,671              $264,893
                                                                                      =======               =======

See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                Years Ended October 31
                                                             1998        1997         1996
                                                         (In thousands, except per share data)

Net sales                                                 $ 521,394   $ 481,789   $ 455,100
Cost and expenses:
Cost of sales                                               469,429     455,274     436,799
Selling, general and administrative                          20,143      19,048      17,112
                                                          ---------   ---------   ---------
                                                            489,572     474,322     453,911
                                                          ---------   ---------   ---------
Operating income                                             31,822       7,467       1,189
Other income (expense):
Interest income                                                 341         156         157
Interest expense                                             (7,721)     (6,652)     (4,383)
Other                                                           (86)        (13)       (173)
                                                          ---------   ---------   ---------
                                                             (7,466)     (6,509)     (4,399)
                                                          ---------   ---------   ---------
Income (loss) before income taxes and extraordinary gain     24,356         958      (3,210)
Income tax expense (benefit) (Note 4)                         9,100         400        (767)
                                                          ---------   ---------   ---------
Income (loss) before extraordinary gain                      15,256         558      (2,443)
Extraordinary gain(net of income
taxes of $406,000) (Note 8)                                     -0-         676         -0-
                                                          ---------   ---------   ---------
Net income (loss)                                         $  15,256   $   1,234   $  (2,443)
                                                          =========   =========   =========

Basic and diluted net income (loss) per share:
Income (loss) per share before
extraordinary gain                                        $    1.06   $     .04   $    (.18)
Extraordinary gain per share                                    -0-         .05         -0-
                                                          ---------   ---------   ---------
Net income (loss) per share                               $    1.06   $     .09   $    (.18)
                                                          =========   =========   =========

Weighted average shares outstanding:
Basic                                                        14,369      14,365      13,843
                                                          =========   =========   =========
Diluted                                                      14,426      14,453      13,843
                                                          =========   =========   =========

See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Total
                                            Common Stock             Paid-in      Retained   Stockholders'
                                      Shares            Amount       Capital      Earnings     Equity
                                                         (In thousands, except shares)



Balance at November 1, 1995           13,613,080      $ 13,613      $  2,871     $ 97,835     $114,319
Net loss for year                                                                  (2,443)      (2,443)
Cash dividends ($.20 per share)                                                    (2,797)      (2,797)
Issuance of common stock to ESOP         750,000           750         8,421                     9,171

Balance at October 31, 1996           14,363,080        14,363        11,292       92,595      118,250
Net income for year                                                                 1,234        1,234
Cash dividends ($.20 per share)                                                    (2,873)      (2,873)
Issuance of common stock                   4,500             5            45                        50
Principal payments received on note
receivable from ESOP                                                     110                       110

Balance at October 31, 1997           14,367,580        14,368        11,447       90,956      116,771
Net income for year                                                                15,256       15,256
Cash dividends ($.20 per share)                                                    (2,874)      (2,874)
Issuance of common stock                   6,000             6            58                        64
Principal payments received on note
receivable from ESOP                                                     265                       265

Balance at October 31, 1998           14,373,580      $ 14,374      $ 11,770     $103,338     $129,482





                                                       See accompanying notes.

                              SANDERSON FARMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Years Ended October 31
                                                                  1998        1997       1996
                                                                  ----        ----       ----
                                                                          (In thousands)
Operating activities
Net income (loss)                                               $ 15,256   $  1,234   $ (2,443)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                                     23,241     21,367     19,744
Provision for losses on accounts receivable                          240        142        172
Deferred income taxes                                              2,710        200        150
Change in assets and liabilities:
Increase in accounts receivable                                     (329)    (3,415)    (5,209)
Decrease (increase) in inventories                                 1,331     (5,150)    (5,785)
Decrease (increase)in prepaid expenses                                63     (1,370)    (1,671)
Decrease (increase) in other assets                                  329     (1,756)      (240)
Increase in accounts payable                                         281        644        763
Increase in accrued expenses and claims payable                    7,161         75        541
                                                                --------   --------   --------
Total adjustments                                                 35,027     10,737      8,465
                                                                --------   --------   --------
Net cash provided by operating activities                         50,283     11,971      6,022

Investing activities
Net proceeds from sale of property and equipment                     202        846         96
Capital expenditures                                             (23,673)   (42,147)   (46,230)
                                                                --------   --------   --------
Net cash used in investing activities                            (23,471)   (41,301)   (46,134)

Financing activities
Long-term borrowings                                                 -0-      4,794      2,406
Net change in revolving credit                                   (19,000)    27,000     36,000
Principal payments on long-term debt                              (2,998)    (2,934)       (81)
Principal payments on capital lease                                 (174)      (165)      (155)
Principal payments received on note
receivable from ESOP                                                 265        110        -0-
Dividends paid                                                    (2,874)    (2,873)    (2,797)
Net proceeds from issuance of common stock to ESOP                   -0-        -0-      9,171
Net proceeds from common stock issued                                 64         50        -0-
                                                                --------   --------   --------
Net cash provided by (used in) financing activities              (24,717)    25,982     44,544
                                                                --------   --------   --------
Net increase (decrease) in cash and temporary cash investments     2,095     (3,348)     4,432
Cash and temporary cash investments
at beginning of year                                               1,531      4,879        447
                                                                --------   --------   --------
Cash and temporary cash investments
at end of year                                                  $  3,626   $  1,531   $  4,879
                                                                ========   ========   ========

Supplemental disclosure of cash flow information:
Income taxes paid                                               $  2,834   $  2,940   $  1,991
                                                                ========   ========   ========
Income taxes refunded                                           $  2,474   $  1,368   $    -0-
                                                                ========   ========   ========
Interest paid                                                   $  7,880   $  7,378   $  4,600
                                                                ========   ========   ========

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

The Company sells to retailers, distributors and fast food operators primarily in the southern and western United States. Revenue is recognized when product is shipped to customers. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral.
Credit losses have consistently been within management's expectations.

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

Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The costs associated with breeders, including breeder chicks, feed, medicine and grower pay, are accumulated up to the production stage and amortized over nine months using the straight-line method.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 19 to 39 years for buildings and 3 to 7 years for machinery and equipment.

Impairment of Long-Lived Assets: The Company continually reevaluates the carrying value of its long-lived assets for events or changes in circumstances which indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized through a charge to operations.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over 20 years beginning in fiscal 1998 or in the first fiscal year in which the Company fails to qualify as a "Family Farming
Corporation."  The  Company  will  continue  to  qualify  as a  "Family  Farming
Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 1999.

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

Earnings Per Share: In fiscal 1998, the Company adopted the provisions of FASB Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income (loss) per share amounts for all periods have been presented to conform to the Statement 128 requirements. There are no required restatements of net income (loss) per share for the periods presented.

Fair Value of Financial Instruments: The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company's borrowings under its credit facilities and long-term debt also approximate the fair values based on current rates for similar debt.

Impact of Recently Issued Accounting Standards: Effective for fiscal 1999, FASB No. 130,, "Reporting Comprehensive Income", requires that items required to be recognized as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Management does not expect FASB No. 130 to have a significant impact on the financial statements of the Company in fiscal 1999.

Effective in fiscal 1999, FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that companies report financial and descriptive information about their reportable operating segments. Management does not expect FASB No. 131 to have a significant impact on the financial statements of the Company in fiscal 1999.

Effective in fiscal 2000, FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires all derivatives to be recorded on the balance sheet at fair value. Management does not expect FASB No. 133 to have a significant impact on the financial statements of the Company in fiscal 2000.

Reclassifications: Certain reclassifications have been made to the fiscal 1997 financial statements to conform with the fiscal 1998 presentation.

2. Inventories
Inventories consisted of the following:
                                                October 31
                                        1998                  1997
                                        ----                  ----
                                              (In thousands)

Live poultry-broilers and breeders    $26,970               $24,980
Feed, eggs and other                    5,676                 5,790
Processed poultry                       3,522                 5,238
Processed food                          3,029                 5,234
Packaging materials                     3,682                 2,968
                                       ------                 ------
                                      $42,879               $44,210
                                       ======                ======




3. Long-term Credit Facilities and Debt Long-term debt consisted of the following:

                                                           October 31
                                                      1998           1997
                                                          (In thousands)
Revolving credit agreement with banks
  (weighted average rate of 6.52% at
  October 31, 1998)                                  $73,000       $ 92,000
Term loan with an insurance company,
  accruing interest at 7.49%; due in
  annual principal installments of $2,850,000         14,300         17,150
Note payable, accruing interest at 5%;
   due in annual installments of $161,400,
   including interest, maturing in 2009                1,363          1,452
6% Mississippi Business Investment Act
   bond-capital lease obligation                       3,860          4,035
Robertson County, Texas, Industrial
  Revenue Bonds accruing interest
  at variable rate, (3.35% at October
   31, 1998); due in annual principal
   installments of $900,000                            7,200          7,200
Notes payable to an insurance company,
   accruing interest at 5%                               -0-             59
                                                 -----------     ----------
                                                      99,723        121,896
Less current maturities of long-term debt              4,028          3,114
                                                     -------       ---------
                                                     $95,695       $118,782
                                                      ======        =======



The Company has a $130.0 million ($57.0 million available at October 31, 1998) revolving credit agreement with five banks. The revolver extends to fiscal 2001, when the outstanding borrowings may be converted to a term loan payable in equal semiannual installments over four years. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .20% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $6,100,000 is pledged as collateral to a note payable and the capital lease obligation.

Interest cost of $480,000 and $775,000 was capitalized in fiscal 1997 and 1996, respectively. No interest cost was capitalized in fiscal 1998.

The aggregate annual maturities of long-term debt at October 31, 1998 (assuming borrowings under the revolver will be converted to a term loan in fiscal 2001) are as follows (in thousands):


       Fiscal Year                      Amount

           1999                       $ 4,028
           2000                         4,043
           2001                        11,558
           2002                        11,578
           2003                        11,644
      Thereafter                       56,872
                                    ----------
                                      $99,723


4. Income Taxes
Income tax expense (benefit) consisted of the following:


                                               Years Ended October 31
                                          1998            1997          1996
                                     -----------------------------------------
                                                    (In thousands)

Current:
  Federal                                $5,900           $ 216        $(692)
  State                                     490             390         (225)
                                         ------           -----        ------
                                          6,390             606         (917)

Deferred:
  Federal                                 2,197             470          115
  State                                     513            (270)          35
                                         ------           -----        -----
                                          2,710             200          150
                                         ------           -----        -----
                                          9,100             806         (767)

Less income tax expense applicable to
  extraordinary gain                        -0-             406          -0-
                                         ------           -----        -----
Income tax expense (benefit) applicable
   to income before extraordinary gain   $9,100           $ 400        $(767)
                                         ======           =====        =====

Significant components of the Company's deferred tax assets and liabilities were as follows:



                                                          October 31,
                                                  1998                 1997
                                                        (In thousands)

Deferred tax liabilities:
   Cash basis temporary differences                  $ 3,698        $ 3,900
   Property, plant and equipment                      10,002          8,400
   Prepaid and other assets                              746            654
                                                     -------        -------
Total deferred tax liabilities                        14,446         12,954

Deferred tax assets
   Accrued expenses                                    1,407          1,218
   Alternative minimum tax credit carry forward          -0-          1,012
   State net operating loss carryforward                  29            424
                                                     -------        -------
Total deferred tax assets                              1,436          2,654
                                                     -------        -------
Net deferred tax liabilities                         $13,010        $10,300
                                                     =======        =======

Current deferred tax assets
    (included in prepaid expenses)                   $   857        $   769
Long-term deferred tax liabilities                    13,867         11,069
                                                     -------        -------
Net deferred tax liabilities                         $13,010        $10,300
                                                     =======        =======


The differences between the consolidated effective income tax rate and the federal statutory rate are as follows:


                                       Years Ended October 31
                                   1998         1997        1996

Taxes at statutory rate            $8,525       $694      $(1,091)
State income taxes                  1,041         79         (113)
State income tax credit              (389)       (91)          60
Other, net                            (77)       124          377
                                   ------     ------       ------
Income tax expense (benefit)       $9,100       $806      $  (767)
                                   ======     ======       ======



5. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company's Board of Directors. Total contributions to the ESOP were $1,100,000 in fiscal 1998. The Company did not contribute to the ESOP during fiscal 1997 and 1996.

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

Under the Company's Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. All options granted prior to fiscal 1997 have six-year terms and vest over four years beginning one year from the date of grant. Options granted in fiscal 1997 and 1998 have ten-year terms and vest over four years beginning one year after the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.4% in fiscal 1998 and 6% in fiscal 1997 and 1996; dividend yields of 1.54% for fiscal 1998, 1.33% for fiscal 1997, and 1.84% for fiscal 1996; volatility factors of the expected market price of the Company's common stock of .260 for fiscal 1998, .235 for fiscal 1997 and .191 for fiscal 1996; and a weighted-average expected life of the options of four years.

The weighted-average fair value of options granted in fiscal 1998, 1997 and 1996 was $3.14, $3.76 and $2.28, respectively. The pro forma effect of the estimated fair value of the options granted was insignificant to the Company's net income
(loss) and net income (loss) per share in fiscal 1998, 1997 and 1996.

A summary of the Company's stock option activity and related information is as follows:


                                                 Weighted-Average
                                            Shares          Exercise Price

Outstanding at November 1, 1995            235,500               $11.05
    Granted                                124,000                10.88
                                           -------
Outanding at October 31, 1996              359,500                10.99
    Granted                                207,500                15.00
    Exercised                               (3,500)               11.15
    Forfeited                              (25,500)               11.47
                                           -------
Outstanding at October 31, 1997            538,000                12.51
    Granted                                194,000                13.00
    Exercised                               (7,000)               10.77
    Forfeited                              (29,000)               12.87
                                           -------
Outstanding at October 31, 1998            696,000                12.64
                                           =======

The exercise price of the options outstanding as of October 31, 1998 ranged from $10.67 to $15.00 per share. At October 31, 1998, the weighted average remaining contractual life of the options outstanding was 6.2 years and 284,625 options were exercisable.

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

8. Other Matters

The Company self-insures for losses related to workers' compensation claims with excess coverage by underwriters on a per claim and aggregate basis. Claims payable are based upon estimates of the ultimate cost of reported claims by the Company's claims administrator and totaled $3,140,000 and $2,644,000 at October 31, 1998 and 1997, respectively. Claims payable of $2,040,000 and $1,944,000 at October 31, 1998 and 1997, respectively, are included in accrued expenses in the accompanying consolidated balance sheets because the amounts are expected to be paid within one year from the respective balance sheet dates. The ultimate cost for outstanding claims may vary significantly from current estimates.

No customer accounted for more than 10% of consolidated sales for the years ended October 31, 1998, 1997 and 1996. Export sales were less than 10% of consolidated sales in each year presented.

On July 12, 1996, the Company sold 750,000 shares of its common stock at $13 per share (based on an independent valuation of the stock as of that date) to the ESOP in a private placement. The net proceeds from the sale were $9,171,000 plus a $500,000 note receivable from the ESOP.

In January 1997, the Company had a fire in an area of the Pike County, Mississippi processing plant housing packaging and supplies. Substantially all of the cost of repairs and reconstruction of the plant were covered by insurance. Certain costs associated with the plant's downtime were also covered by insurance. The excess of $1,082,000 of the insurance proceeds received over the book value of the assets destroyed, before income taxes of $406,000, has been accounted for as an extraordinary gain in the accompanying consolidated statements of income.

See Item 6 for Quarterly Financial Data.

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

Item 13.          Certain Relationships
                  and Related Transactions.

                 As permitted by General Instruction G(3) to Form 10-K, information, if any, required to be reported by Item 13 of Form 10-K, with respect to transactions with management and others, certain business relationships, indebtedness of management, and transactions with promoters, is set forth in the Registrant's definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a- 6(b). Such information, if any, is incorporated herein by references to the definitive proxy statement.

PART IV

Item 14.          Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K.

(a)1.  FINANCIAL STATEMENTS:

 The  following   consolidated   financial   statements  of  the
   Registrant are included in Item 8:

 Consolidated Balance Sheets - October 31, 1998 and 1997

 Consolidated Statements of Income - Years ended October 31, 1998, 1997 and 1996

 Consolidated  Statements of Stockholders'  Equity - Years ended
   October 31, 1998, 1997 and 1996

 Consolidated Statements of Cash Flows - Years ended October 31,
   1998, 1997 and 1996

 Notes to Consolidated Financial Statements - October 31, 1998

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.


                                                        /s/Ernst & Young LLP


Jackson, Mississippi
December 8, 1998




                                          Sanderson Farms, Inc. and Subsidiaries

                                             Valuation and Qualifying Accounts

                                                            Schedule II

------------------------------------------------------------------------------------------------------------------------------------

          COL. A              COL. B          COL. C        COL. D            COL. E             COL. F
--------------------------------------------------------------------------------------------------------------------

                             Balance at     Charged to     Charged to                           Balance at
                             Beginning      Costs and         Other          Deductions           End of
      Classification         of Period       Expenses       Accounts         Describe(1)          Period

                                                           (In Thousands)

Year ended October 31, 1998
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                         $233             $240                              $224             $249

Year ended October 31, 1997
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts                 $167             $142                               $76             $233
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

                                              SANDERSON FARMS, INC.




Date:  January 26, 1999.                              /s/Joe F. Sanderson, Jr.
                                                      Joe F. Sanderson, Jr.
                                                      Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the dates indicated.



/s/ Joe F. Sanderson, Jr.    1/26/99      /s/ John H. Baker, III   1/26/99
------------------------------------      --------------------------------
Joe  F. Sanderson, Jr.,                   John H. Baker, III
Chairman of the Board, President          Director
and Chief Executive Officer


/s/ William R. Sanderson     1/26/99      /s/ Charles W. Ritter, Jr. 1/26/99
William R. Sanderson, Director            Charles W. Ritter, Jr.,
Director of Marketing                     Director



/s/ Dewey R. Sanderson, Jr.  1/26/99      /s/ Rowan H. Taylor        1/26/99
------------------------------------      -----------------------------------
Dewey R. Sanderson, Jr.,                  Rowan H. Taylor,
Director                                  Director


/s/ Donald W. Zacharias      1/26/99      /s/ Robert Buck Sanderson   1/26/99
------------------------------------      -----------------------------
Donald W. Zacharias,                      Robert Buck Sanderson,
Director                                  Corporate Live Production Assistant


/s/ Phil K. Livingston       1/26/99      /s/ Lampkin Butts           1/26/99
Phil K. Livingston,                       Lampkin Butts, Director
Director                                  Vice President - Sales

/s/ D. Michael Cockrell      1/26/99      /s/ James A. Grimes          1/26/99
-------------------------------------     ----------------------------------
D. Michael Cockrell,                      James A. Grimes,
Director, Treasurer and Chief             Secretary and Chief Accounting Officer
Financial Officer