Form 10-Q
period 1999-01-31
SANDERSON FARMS INC
filed 1999-02-24
CIK 812128

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549
                                FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         January 31, 1999

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

     Common Stock, $1 Per Share Par Value-----14,402,705 shares outstanding as of January 31, 1999.

                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--January 31, 1999 and October 31, 1998

         Condensed consolidated statements of income (loss)--Three months ended January 31, 1999 and 1998

         Condensed consolidated statements of cash flows--Three months ended January 31, 1999 and 1998

         Notes to condensed consolidated financial statements--
         January 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                          January 31,    October 31,
                                             1999           1998
                                          (Unaudited)       (Note)
                                                (In thousands)
Assets
Current assets:
  Cash and temporary cash investments      $  3,849        $  3,626
  Accounts receivable, net                   25,807          31,023
  Inventories - Note 2                       44,948          42,879
  Other current assets                        7,735           7,664
                                            -------         -------
Total current assets                         82,339          85,192

Property, plant and equipment               338,190         332,985
Less accumulated depreciation              (157,517)       (153,897)
                                            --------       --------
                                            180,673         179,088

Other assets                                  1,090           1,391
                                            -------         -------

Total assets                               $264,102        $265,671
                                            =======         =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and
    accrued expenses                       $ 20,874        $ 21,499
  Current maturities of long-
    term debt                                 4,033           4,028
                                             ------          ------
Total current liabilities                    24,907          25,527

Long-term debt, less current
 maturities                                  91,696          95,695
Claims payable                                1,100           1,100
Deferred income taxes                        13,867          13,867

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 14,402,705 shares
   and 14,373,580 at January 31, 1999 and
   October 31, 1998, respectively            14,403          14,374
  Paid-in capital                            12,066          11,770
  Retained earnings                         106,063         103,338
                                            -------         -------
Total stockholders' equity                  132,532         129,482
Total liabilities and stockholders' equity $264,102        $265,671

NOTE: The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                               Three Months Ended
                                                   January 31,
                                                 1999       1998
                                           (In thousands, except share
                                                and per share data)

Net sales                                       $126,229  $113,674
Cost and expenses:
  Cost of sales                                  114,208   112,764
  Selling, general and
   administrative                                  4,999     5,254
                                                  ------    ------

                                                 119,207   118,018

       OPERATING INCOME(LOSS)                      7,022    (4,344)

Other income (expense):
  Interest income                                    104        70
  Interest expense                                (1,592)   (2,066)
  Other                                              (23)       71
                                                  ------    ------
                                                  (1,511)   (1,925)

   INCOME (LOSS) BEFORE INCOME TAXES               5,511    (6,269)

Income tax expense (benefit)                       2,067    (2,319)
                                                  ------    ------

         NET INCOME (LOSS)                      $  3,444   $(3,950)
                                                  ======    ======


Basic and diluted earnings (loss) per share     $    .24   $  (.27)
                                                  ======    ======

Dividends per share                             $    .05   $   .05
                                                  ======    ======

Basic weighted average shares outstanding         14,381    14,368

Diluted weighted average shares outstanding       14,501    14,368

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                   Three Months Ended
                                                      January 31,
                                                    1999       1998
                                                     (In thousands)

Operating activities
 Net income (loss)                                 $ 3,444    $(3,950)
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    6,125      5,808
    Change in assets and liabilities:
     Decrease in accounts receivable                 5,216      3,065
     Increase in inventories                        (2,069)    (1,392)
     Increase in refundable income taxes                -0-    (2,585)
     (Increase) decrease in other assets                96       (581)
     Increase (decrease) in accounts payable and
      accrued expenses                                (625)     2,789
                                                   -------    -------

Total adjustments                                    8,743      7,104
                                                   -------    -------

Net cash provided by operating activities           12,187      3,154

Investing activities
 Net proceeds from sales of property and equipment     171         -0-
 Capital expenditures                               (7,746)    (4,438)
Net cash used in investing activities               (7,575)    (4,438)

Financing activities
 Principal payments on long-term debt                 (995)       (89)
 Net change in revolving credit                     (3,000)     1,000
 Principal payments received on note receivable
    from ESOP                                           -0-       125
 Net proceeds from common stock issued                 325         -0-
 Dividends paid                                       (719)      (718)

Net cash provided by (used in) financing
    activities                                      (4,389)       318
                                                   -------     ------

Net increase (decrease) in cash and temporary
    cash investments                                    223      (966)
Cash and temporary cash investments
    at beginning of period                            3,626     1,531
                                                    -------    ------


Cash and temporary cash investments
    at end of period                                $ 3,849   $   565
                                                     ======    ======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                January 31, 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.


NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         January 31,         October 31,
                                            1999                1998
                                                 (In thousands)


     Live poultry-broilers and breeders   $28,183            $26,970
     Feed, eggs and other                   6,265              5,676
     Processed poultry                      3,529              3,522
     Processed food                         3,274              3,029
     Packaging materials                    3,697              3,682
                                          -------            -------
                                          $44,948            $42,879
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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1998.

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

RESULTS OF OPERATION

Net sales for the quarter ended January 31, 1999 were $126.2 million as compared to $113.7 million for the quarter ended January 31, 1998. The increase in net sales of $12.6 million or 11.0% was the result of an increase in the pounds of poultry products sold of 17.3% and a decrease in the pounds of prepared food products sold of 16.5%. The additional pounds of poultry products resulted from an increase in the number of chickens processed at the Company's processing facility in Brazos, Texas and a planned increase in the Company's average live weight of chickens as compared to the quarter ended January 31, 1998. The additional live weight is the result of the Company's shift of certain chicken production from markets demanding a smaller live weight chicken to markets requiring a larger bird. With the additional capacity at the Brazos, Texas facility and the shift of some production to larger bird market segments, the Company expects the pounds of poultry products sold for the fiscal year ended October 31, 1999 to be significantly higher as compared to the pounds of poultry products sold for the fiscal year ended October 31, 1998. The Company's average sales price of poultry products decreased .4% during the three months ended January 31, 1999 as compared to the three months ended January 31, 1998. Although a simple average of the Georgia dock whole bird prices for the first quarter of fiscal 1999 reflected an increase of 15.6% as compared to the first quarter of fiscal 1998, leg quarter prices were at their lowest point in recent history because Russia, the most significant buyer of leg quarters, continued to experience economic problems. Net sales of prepared food products sold decreased 16.7% due primarily to a reduction in the pounds of prepared food products sold of 16.5%.

Cost of sales for the three months ended January 31, 1999 as compared to the three months ended January 31, 1998 increased by only $1.4 million or 1.3% despite the increase in the pounds of products sold of 15.1%. Cost of sales of poultry products increased $5.1 million or 5.4% during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. The Company's lower average cost of sales of poultry products was caused primarily by two factors. Feed grain costs were significantly lower during the quarter ended January 31, 1999 as compared to the same quarter ended January 31, 1998. Corn and soybean meal cash market prices reflected decreases of 18.1% and 33.5%, respectively. Secondarily, the planned shift to a larger live weight chicken at certain of the Company's processing facilities resulted in lower average per pound processing costs. Cost of sales of prepared food products decreased $3.7 million or 20.4% during the three months ended January 31, 1999 as compared to the three months ended January 31, 1998.

Selling, general and administrative expenses for the first quarter of fiscal 1999 decreased $.3 million or 4.9%, as compared to the first quarter of fiscal 1998. As a percentage of net sales for the quarter ended January 31, 1999, selling, general and administrative expenses were 4.0%, as compared to 4.6% for the quarter ended January 31, 1998.

The Company's operating income for the three months ended January 31, 1999 was $7.0 million, an increase of $11.4 million as compared to the three months ended January 31, 1998. The increased profitability for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 resulted primarily from relatively favorable grain prices, offset slightly by lower selling prices of poultry products.

Interest expense decreased approximately $.5 million during the three months ended January 31, 1999 as compared to the three months ended January 31, 1998, reflecting the Company's lower debt during the first quarter of fiscal 1999 as compared to the first quarter during fiscal 1998.

The effective tax rate for the three months ended January 31, 1999 was 37.5% as compared to a tax benefit for the three months ended January 31, 1998 of 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1999 the Company's current ratio and working capital was 3.3 to 1 and $57.4 million, respectively, compared to a current ratio of 3.3 to 1 and working capital of $59.7 million as of October 31, 1998. During the first three months of fiscal 1999 the Company spent approximately $7.7 million on planned capital projects.

The capital budget for fiscal 1999 was increased during the first fiscal quarter to $23.0 million from $21.5 million. The increase of $1.5 million pertains to items not approved at the beginning of fiscal 1999, pending justification, field trial and alternate costing. Included in the fiscal 1999 budget is approximately $.8 million relating to fiscal 1998 budget items that were not completed or started during fiscal 1998. Also included in the fiscal 1999 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The Company believes that anticipated capital expenditures for fiscal 1999 will be funded from working capital and by cash flows from operations; however, as of January 31, 1999 the Company had $60.0 million available under its revolving credit agreement, if needed.

Impact of Year 2000 Issues

The "Year 2000 problem" arises because many existing computer programs use only the last two digits (for example, 99) to refer to a year (for example, 1999). Such programs are not able to distinguish between the year 1900

(written "00") and the year 2000 (also written "00"). That inability could result in the failure of applications using such programs, or in the generation of business and financial misinformation. The Year 2000 problem could potentially affect the Company due to its own systems, and also due to the systems of its customers and of suppliers that provide goods and/or services to it. For purposes of this discussion, such systems are divided into two types: information technology systems ("IT systems"), meaning those systems that deal with business and financial information; and non-information technology systems ("non-IT systems"), meaning systems, like microcontrollers, that are embedded in machinery and equipment and control or affect their function.

The Company has assessed the impact of the Year 2000 on its IT systems and believes that the modifications to software and replacements necessary to make the IT systems Year 2000 compliant have been substantially completed. In addition, the Company is continuing to assess possible problems with its non- IT systems, particularly those embedded within operating equipment in its hatcheries, feed mills and processing plants, which is expected to be completed by June 30, 1999. The cost of modifications to its existing non-IT systems is not expected to be material.

The Company's cost of modifications to its existing IT systems software and conversions to new IT systems software were approximately $.5 million and such modifications and conversions were substantially completed, but not yet fully tested, as of January 31, 1999. Once these modifications and conversions have been completed and successfully tested, which is expected to occur by March 31, 1999, the Year 2000 issue is not expected to pose significant operational problems for the Company's IT systems. However, if such modifications and conversions are not completed timely the Year 2000 issue could have a material impact on the operations of the Company. In addition, approximately $.3 million was capitalized in the quarter ended January 31, 1999 and approximately $.1 million is projected to be capitalized during the remainder of fiscal 1999 because certain personal computers are being replaced in the normal course of business.

The Company is examining the impact of the Year 2000 problem on suppliers (including vendors and equipment manufacturers) by requesting that they report to the Company on their readiness for Year 2000. Presently, the Company has no reason to believe that such parties will not be Year 2000 compliant, but the Company has not yet completed its inquiry and, even where it has, the Company is not normally in a position to test or challenge the information provided by such third parties. If the responses of such parties are not satisfactory to it, the Company will consider new business relationships with alternate suppliers to the extent alternatives are available.

The Company believes that its most significant exposure from third parties lies in the availability from them of transportation facilities that deliver feed grains, and of utilities like electricity, natural gas and water that are necessary for operating the Company's plants. The Company's supply of feed grains on-hand does not usually exceed that used in a matter of days. Shipping routes normally involve, at one or more points, rail transportation for which alternate suppliers are not readily available. Similarly, there are no effective alternate suppliers of utilities. Disruption of more than a few days in these transportation and utilities services used by the Company would begin to have a material adverse effect that would expand as any such disruption continued. While the Company has no information that causes it to expect a prolonged disruption that would have a material adverse effect, the

Company cannot give any assurance that such a disruption will not occur, because the Company will have no control over such an occurrence or its duration. The Company does not believe that it can develop adequate contingency plans for any prolonged disruption. The Company considers disruptions of this nature to be its worst case Year 2000 problem, but the Company cannot predict the likelihood of such disruptions or, if they occur, the duration. As to minor disruptions, the Company expects to address remedial action when and if such a minor disruption arises. The Company believes that other risks created by the failure of third persons to make their IT systems and/or non-IT systems Year 2000 ready would be less substantial in that they would not likely affect the Company's ability to operate its plants. The Company plans to address those problems when and if they arise and has not developed a contingency plan with respect to them.

The Company routinely receives inquiries from its suppliers and customers as to the Company's state of readiness for the Year 2000 problem, just as the Company seeks such information from others. The Company believes, and therefore responds, that its own systems (IT and non-IT) will be ready. The Company could incur liability to persons to whom it responds if its response turns out to be incorrect and the persons who sought the response are damaged thereby. Such liability, if any, is not expected to be material, but there can be no assurance that it will not be. The Company is not insured against losses of this type and, even if it were not ultimately held liable, could be subjected to significant costs for defense.

The foregoing discussion about the timetable and cost of Year 2000 readiness involves forward-looking estimates that the Company believes are reasonable but which it cannot guarantee. Those estimates could be affected by the Company's failure to identify IT, or more likely non-IT, systems that are affected by the Year 2000 problem or by the Company's miscalculation as to the time or expense required to remedy identified deficiencies. With respect to the systems of third parties, the Company cannot possibly verify all of the information it has gathered or will gather, and cannot compel third parties even to respond at all. Nor can the Company actually predict the extent to which the Company's financial condition and operations could be adversely affected if third persons are not ready for the Year 2000 on a timely basis.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report

              Exhibit 15a Independent Accountants' Review Report

              Exhibit 15b Accountants' Letter re:  Unaudited Financial
              Information

          (b) The Company did not file any reports on Form 8-K during the three months ended January 31, 1999.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: February 24, 1999                By: /s//D. Michael Cockrell
                                           D. Michael Cockrell
                                           Treasurer and Chief
                                            Financial Officer



Date: February 24, 1999                By:/s/James A. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 1999, and the related condensed consolidated statements of income (loss) cash flows for the three-month periods ended January 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1998, and the related consolidated statements of operations, and cash flows for the year then ended (not presented herein) and in our report dated December 8, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           /s/ERNST & YOUNG  LLP


Jackson, Mississippi
February 18, 1999


                                   Page 14 of 15
EXHIBIT 15b


Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement (Form S-No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated February 18, 1999 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended January 31, 1999.





                                            /s/ERNST & YOUNG LLP

Jackson, Mississippi
February 18, 1999