Form 10-Q
period 1999-04-30
SANDERSON FARMS INC
filed 1999-05-25
CIK 812128

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

 FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         April 30, 1999

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

                               Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock, $1 Per Share Par Value-----13,932,455 shares outstanding as of April 30, 1999.

                                                         1
PAGE>





  INDEX


  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--April 30, 1999 and October 31, 1998

         Condensed consolidated statements of income (loss)--Three months ended April 30, 1999 and 1998; Six months ended April 30, 1999 and 1998

         Condensed consolidated statements of cash flows--Six months ended April 30, 1999 and 1998

         Notes to condensed consolidated financial statements--
         April 30, 1999 and 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and qualitative disclosures of market risks

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  SANDERSON FARMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                          April 30,      October 31,
                                             1999            1998
                                          (Unaudited)     (Note 1)
                                                (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $  4,817        $  3,626
  Accounts receivables, net                  31,451          31,023
  Inventories - Note 2                       46,935          42,879
  Other current assets                        7,152           7,664
Total current assets                         90,355          85,192

Property, plant and equipment               347,317         332,985
Less accumulated depreciation              (162,099)       (153,897)
                                            185,218         179,088

Other assets                                    949           1,391

Total assets                               $276,522        $265,671

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 18,228        $ 21,499
  Current maturities of long-
    term debt                                 4,033           4,028
Total current liabilities                    22,261          25,527

Long-term debt, less current maturities     111,846          95,695
Claims payable                                1,100           1,100
Deferred income taxes                        13,867          13,867

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,932,455
   and 14,373,580 at April 30, 1999 and
   October 31, 1998, respectively            13,932          14,374
  Paid-in capital                             5,710          11,770
  Retained earnings                         107,806         103,338
Total stockholders' equity                  127,448         129,482
Total liabilities and stockholders' equity $276,522        $265,671






                                                         3
PAGE>

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                               Three Months Ended          Six Months Ended
                                     April 30,                April 30,
                                  1999      1998            1999      1998
                              (In thousands, except shares and per share data)
Net sales                      $134,586  $128,582        $260,815   $242,256

Cost and expenses:
  Cost of sales                 124,273   118,463         238,481    231,227
  Selling, general and
   administrative                 4,839     4,493           9,838      9,747

                                129,112   122,956         248,319    240,974

         OPERATING INCOME         5,474     5,626          12,496      1,282

Other income (expense):
  Interest income                    44        48             148        118
  Interest expense               (1,613)   (1,953)         (3,205)    (4,019)
  Other                              11       (85)            (12)       (14)
                                 (1,558)   (1,990)         (3,069)    (3,915)

         INCOME (LOSS) BEFORE
          INCOME TAXES            3,916     3,636           9,427     (2,633)

Income tax expense (benefit)      1,478     1,344           3,545       (975)

         NET INCOME (LOSS)     $  2,438   $ 2,292        $  5,882   $ (1,658)


Basic and diluted earnings
  (loss) per share             $    .17   $   .16        $    .41       (.12)

Dividends per share            $    .05   $   .05        $    .10   $    .10


Basic weighted average
  shares outstanding             14,025    14,368          14,206     14,368
Diluted weighted average
  shares outstanding             14,090    14,394          14,296     14,368


See notes to condensed consolidated financial statements.

                   SANDERSON FARMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                Six Months Ended
                                                   April 30,
                                               1999        1998
                                                (In thousands)
Operating activities
 Net income (loss)                            $ 5,882    $(1,658)
 Adjustments to reconcile net income (loss)
   to net cash provided by
      operating activities:
    Depreciation and amortization              12,158     11,580
    Change in assets and liabilities:
     Increase in accounts receivable             (429)      (294)
     (Increase) decrease in inventories        (4,056)       640
     Decrease in refundable income taxes            0        194
     Decrease in other assets                     686        146
     Increase (decrease)in accounts payable
      and accrued expenses                     (3,271)     5,774

Total adjustments                               5,088     18,040

Net cash provided by
   operating activities                        10,970     16,382

Investing activities
Net proceeds from sale of equipment               282        158
Capital expenditures                          (18,301)    (9,825)

Net cash used in investing activities         (18,019)    (9,667)

Financing activities
Principal payments on long-term debt           (3,844)    (2,998)
Net borrowings (payments) under revolving
 line of credit                                20,000     (2,000)
Retirement of common stock                     (6,916)         0
Principal payment on note receivable-E.S.O.P.       0        125
Net proceeds from issuance of common stock        414         26
Dividends paid                                 (1,414)    (1,437)

Net cash provided by (used in)
  financing activities                          8,240     (6,284)

Net increase in cash and temporary
 cash investments                               1,191        431
Cash and temporary cash investments
 at beginning of period                         3,626      1,531
Cash and temporary cash investments
 at end of period                             $ 4,817    $ 1,962


  See notes to condensed consolidated financial statements.



                                                         5
PAGE>

                       SANDERSON FARMS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 April 30, 1999


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 1999, are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

The consolidated balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                     April 30,         October 31,
                                       1999                1998
                                           (In thousands)

Live poultry-broilers and breeders   $28,936             $26,970
Feed, eggs and other                   5,599               5,676
Processed poultry                      4,522               3,522
Processed food                         3,875               3,029
Packaging materials                    4,003               3,682
                                     $46,935             $42,879

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1998 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in the firstfiscal year in which the Company fails to qualify as a "Family Farming Corporation" provided there are no changes in ownership control. Management does not anticipate the payment of such taxes related to these cash basis temporary differences during fiscal 1999.

NOTE 4--SHAREHOLDER RIGHTS AGREEMENT

The Company's shareholder rights agreement expired on April 21, 1999. On April 22, 1999, the Company adopted a new shareholder rights agreement (the

                                                         6

"Agreement") with similar terms. Under the terms of the Agreement a one share purchase ("right") was declared as a dividend for each share of the Company's Common Stock outstanding on May 4, 1999. The rights do not become exercisable and certificates for the rights will not be issued until ten business days after a person or group acquires or announces a tender offer for the beneficial ownership of 20% or more of the Company's Common Stock. Special rules set forth in the Agreement apply beneficial ownership for members of the Sanderson family. Under these rules, such a member will not be considered to beneficially own certain shares of Common Stock, the economic benefit of which is received by any member of the Sanderson family, and certain shares of Common Stock acquired pursuant to profit sharing plans of the Company.

The exercise price of a right has been established at $75. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. The rights may be redeemed by the Board of Directors at $.01 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company's Common Stock, or by two-thirds of the Directors who are not the acquirer, or an affiliate of the acquirer prior to the acquisition of 50% or more of the Company's common stock by such acquirer. The rights expire on May 4, 2009.




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

                                                         7
(6) Changes in accounting policies and practices adopted voluntarily by the Company or required to be adopted by generally accepted accounting principles.

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

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1999 were $134.6 million as compared to net sales for the second quarter of fiscal 1998 of $128.6 million. The increase in net sales of $6.0 million or 4.7% reflects an increase in the pounds of products sold of 18.0% and a decrease in the average sale price of products of 11.3%. Net sales of poultry products increased $15.2 million or 15.0% during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 due to an increase of 21.7% in the pounds of poultry products sold and a decrease of 5.5% in the average sale price of poultry products. The additional pounds of poultry products resulted from an increase in the number of chickens processed at the Company's processing facility in Brazos, Texas and a planned increase in the Company's average live weight of chickens as compared to the quarter ended April 30, 1998. The additional live weight is from the Company's shift of certain of its chicken production from the fast food market
to the chill pack and big bird deboning markets.   With the additional capacity
at the Brazos, Texas facility and the shift of more production to these market segments, the Company expects the pounds of poultry products sold for the third quarter ended
                                                         8

July 31, 1999 and the fiscal year ended October 31, 1999 to be higher than the same periods during fiscal 1998. The average sale price of poultry products continues to be affected by low prices for leg quarters. During the second quarter of fiscal 1999, average leg quarter prices were approximately 48% lower than during the second quarter of fiscal 1998. Net sales for prepared food products sold decreased $9.2 million or 34.2% due primarily to a reduction in the pounds of prepared food products sold of 27.5%. During fiscal 1999 management reduced or eliminated sales of certain less profitable prepared food items resulting in fewer pounds sold.

For the six months ended April 30, 1999 net sales increased $18.6 million or 7.7% as compared to net sales for the six months ended April 30, 1998. The increase in net sales resulted from an increase in the pounds of poultry products sold of 19.6%, a decrease in the net sales price of poultry products of 3.1% and a decrease in the pounds of prepared food products sold of 22.7%. As discussed in the previous paragraph, the additional pounds of poultry products resulted from an increase in the number of chickens processed at the Company's processing facility in Brazos, Texas and a planned increase in the Company's average live weight of chickens as compared to the quarter ended April 30, 1998. Low market prices for leg quarters during the six months ended April 30, 1999 as compared to market prices for leg quarters during the six months ended April 30, 1998 continue to pressure the overall average sale price of poultry products. Net sales for prepared food products for the first six months of fiscal 1999 as compared to the first six months of fiscal 1998 decreased $12.5 million to $34.2 million as a result of the decrease in the pounds of prepared food products sold and a decrease in the average sale price of prepared food products sold of 5.4%.

Cost of sales for the second quarter of fiscal 1999 increased $5.8 million or
4.9% as compared to cost of sales for the second quarter of fiscal 1998.   The
average cost of sales during these same periods decreased 11.1%. Cost of sales of poultry products increased 16.9% during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 as a result of an increase in the pounds of poultry products sold, partially offset by lower average feed cost.
A simple average of the corn and soybean meal cash market prices reflected a decrease of 15.8% and 21.3%, respectively. Cost of sales of prepared food products decreased $10.1 million or 40.1% during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, primarily due to the decrease in the pounds of prepared food products sold.

Cost of sales for the six months ended April 30, 1999 as compared to cost of sales for the six months ended April 30, 1998 increased $7.3 million or 3.1%. The increase in the Company's cost of sales resulted from the increase in the pounds of poultry products sold of 19.6%, partially offset by lower feed costs and a decrease in the pounds of prepared food products sold of 22.7%. Cost of sales of poultry products increased 21.0 million or 11.2% for the six months ended April 30, 1999 as compared to the six months ended April 30, 1998. A simple average of the corn and soy meal cash market prices reflect a decrease of 17.0% and 27.4%, respectively. Cost of sales of prepared food products for the first six months of fiscal 1999 as compared to the same period during fiscal 1998 decreased $13.7 million or 32.1%.

Selling, general and administrative expenses for the three months and the six months ended April 30, 1999 as compared to the same periods during fiscal 1998 increased $.3 million and $.1 million, respectively.

The Company's operating income for the second quarter of fiscal 1999 was $5.5 million as compared to $5.6 million during the second quarter of fiscal 1998. During the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 lower prices for poultry products were mostly by lower prices for feed grains. Profitability during the second quarter was negatively impacted by the planned shut down of our Laurel, Mississippi processing facility for one week during the second quarter of fiscal 1999 to allow that plant to transition from processing a fast food size bird to a larger bird targeting a different market segment. For the six months ended April 30, 1999 as compared to the six months ended April 30, 1998, the Company's operating income increased $11.2 million. This improvement during the first six months of fiscal 1999 resulted primarily from favorable grain prices. During the first six months of fiscal 1999 let quarter prices were at their lowest point in recent history because Russia, the most significant buyer of leg quarters, continued to experience economic problems.

For the three months ended April 30, 1999 as compared to the same period in fiscal 1998 interest expense decreased $.3 million. For the six months ended April 30, 1999 as compared to the same period in fiscal 1998 interest expense decreased $.8 million. The Company's debt was lower during the first six months of fiscal 1999 as compared to the first six months of fiscal 1998 and resulted in lower interest expense. The Company expects interest expense for the remainder of fiscal 1999 to remain below the level of interest expense incurred during fiscal 1998.

The effective tax rate for the three months and the six months ended April 30, 1999 was 37.7% and 37.6%, respectively. The effective tax rate for the three months and the six months ended April 30, 1998 was 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio and working capital at April 30, 1999 was 4.1 to 1 and $68.1 million, respectively, compared to a current ratio of 3.3 to 1 and working capital of $59.7 million as of October 31, 1998. During the six months ended April 30, 1999 the Company spent approximately $18.3 million on planned capital projects. On January 21, 1999, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase up to 1.0 million shares of its common stock over the next two years. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. During the six months ended April 30, 1999 the Company expended $6.9 million to retire 478,000 shares of the Company's common stock.

The capital budget for fiscal 1999 was increased to $24.0 million from $21.5 million. The increase of $2.5 pertains to items not approved at the beginning of fiscal 1999, pending justification, field trial and alternate costing. Included in the fiscal 1999 budget is approximately $.8 million relating to fiscal 1998 budget items that were not completed or started during fiscal 1998. Also included in the fiscal 1999 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The Company believes that remaining anticipated capital expenditures for fiscal 1999 will be funded from working capital and by cash flows from operations; however, if needed, the Company has $37.0 million available under its revolving credit agreement as of April 30, 1999.

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

The Company has assessed the impact of the Year 2000 on its IT systems and believes that the modifications to software and replacements necessary to make the IT systems Year 2000 compliant have been substantially completed. In addition, the Company is continuing to assess possible problems with its non-IT systems, particularly those embedded within operating equipment in its hatcheries, feed mills and processing plants, which is expected to be completed by June 30, 1999. The cost of modifications to its existing non-IT systems is not expected to exceed $.7 of which $.6 was expended through April 30, 1999.

The Company's cost of modifications to its existing IT systems software and conversions to new IT systems software were approximately $.7 million through April 30, 1999 of which $.6 million was capitalized and $.1 million was expensed as incurred. Such modifications and conversions were substantially completed, but not yet fully tested, as of January 31, 1999. Testing of these modifications and conversions were completed as of April 30, 1999, and accordingly, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company's IT systems.

The Company is evaluating the impact of the Year 2000 problem on suppliers (including vendors and equipment manufacturers) by requesting that they report to the Company on their readiness for Year 2000. Presently, the Company has no reason to believe that such parties will not be Year 2000 compliant, but the Company has not yet completed its inquiry and, even where it has, the Company is not normally in a position to test or challenge the information provided by such third parties. If the responses of such parties are not satisfactory to it, the Company will consider new business relationships with alternate suppliers to the extent alternatives are available. The Company anticipates that this evaluation will be on-going through the remainder of calendar 1999.

The Company believes that its most significant exposure from third parties lies in the availability of transportation facilities that deliver feed grains, and of utilities like electricity, natural gas and water that are necessary for operating the Company's plants. The Company's supply of feed grains on-hand does not usually exceed that used in a matter of days. Shipping routes normally involve, at one or more points, rail transportation for which alternate suppliers are not readily available. Similarly, there are no effective alternate suppliers of utilities. Disruption of more than a few days in these transportation and utilities services used by the Company would begin to have a material adverse effect that would expand as any such disruption continued. While the Company has no information that causes it to expect a prolonged disruption that would have a material adverse effect, the Company cannot give any assurance that such a disruption will not occur, because the Company will have no control over such an accurrence or its duration. The Company does not believe that it can develop adequate contingency plans for any prolonged disruption. The Company considers disruptions of this nature to be its worst case Year 2000 problem, but the Company cannot predict the likelihood of such disruptions or, if they occur, the duration. As to minor disruptions, the Company expects to address remedial action when and if such a minor disruption arises. The Company believes that other risks created by the failure of third persons to make their IT systems and/or non-IT systems Year 2000 ready would be less substantial in that they would not likely affect the Company's ability to operate its plants. The Company plans to address those problems when and if they arise and has not developed a contingency plan with respect to them.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

There have been no material changes in the market risks reported in the Company's 1998 Annual Report on Form 10-K

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the 1999 Annual Meeting of Shareholders of Sanderson Farms, Inc.   held
February 25, 1999, the shareholders elected the following persons to the Company's Board of Directors by the votes indicated below:

                   Name                  For               Withheld
          Joe F. Sanderson, Jr.      13,602,614             39,560
          Charles W. Ritter          13,605,338             36,836
          Phil K. Livingston         13,605,108             37,066
          Lampkin Butts              13,605,010             37,164

     By a vote of 13,633,188 for, 2,151 against, and 6,835 abstaining, the shareholders ratified the Board's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 1999.



Item 6.   Exhibits and Reports on Form 8-K

           (a)  The following exhibits are filed with this report

                  Exhibit 10N Shareholders' rights agreement:

                    Agreement, dated as of April 22, 1999, between Sanderson Farms, Inc. and ChaseMellon Shareholder Services L.L.C. (Incorporated by reference to exhibit
                    4.1 of the Company's current report on Form 8-K, filed with the Service and Exchange Commission on April 30, 1999).

             Exhibit 15a Independent Accountants' Review Report

             Exhibit 15b Accountants' Letter re:  Unaudited Financial
             Information


        (b)  Reports on Form 8-K:

                    On April 30, 1999 the Company filed a Current Report on Form 8-K reporting that on April 22, 1999, the Board of Directors of Sanderson Farms, Inc. declared a regular quarterly cash dividend of $0.05 per each outstanding share of common stock of the Company payable on May 18, 1999 to shareholders of record on May 4, 1999.

                    The Form 8-K also reported that on April 22, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share. The dividend is payable on May 18, 1999 to the shareholders of record on May 4, 1999 (the "Record Date"). The description and terms of the Rights are set forth in the Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of April 22, 1999.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             _____ SANDERSON FARMS, INC. _______
                                        (Registrant)



Date:  May 21, 1999                 By:  /s/D.  Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date:  May 21, 1999                 By:  /s/James a. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 1999, and the related condensed consolidated statements of income (loss) for the three-month and six-month periods ended April 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 08, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                         Ernst & Young LLP



Jackson, Mississippi
May 20, 1999

EXHIBIT 15b



Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated May 20, 1999 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended April 30, 1999.



                                             Ernst & Young LLP


Jackson, Mississippi
May 20, 1999