Form 10-Q
period 1999-07-31
SANDERSON FARMS INC
filed 1999-08-26
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 1999

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock, $1 Per Share Par Value---13,932,455 shares outstanding as of July 31, 1999.

                                      INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--July 31, 1999 and October 31, 1998

         Condensed consolidated statements of income--Three months ended July 31, 1999 and 1998; Nine months ended July 31, 1999 and 1998

         Condensed consolidated statements of cash flows--Nine months ended July 31, 1999 and 1998

         Notes to condensed consolidated financial statements--
         July 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosure of Market Risks

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION



                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           July 31,       October 31,
                                             1999            1998
                                     ---------------------------------
                                           (Unaudited)      (Note 1)
                                                (In thousands)

Assets
Current assets
  Cash and temporary cash investments      $  4,588        $  3,626
  Accounts receivables, net                  35,122          31,023
  Inventories - Note 2                       51,508          42,879
  Other current assets                        7,931           7,664
                                            -------         -------
Total current assets                         99,149          85,192

Property, plant and equipment               352,985         332,985
Less accumulated depreciation              (167,657)       (153,897)
                                            -------         -------
                                            185,328         179,088

Other assets                                  1,571           1,391
                                            -------         -------
Total assets                               $286,048        $265,671
                                            =======         =======

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 27,761        $ 21,499
  Current maturities of long-
    term debt                                 4,033           4,028
                                            -------         -------
Total current liabilities                    31,794          25,527

Long-term debt, less current maturities     108,846          95,695
Claims payable                                1,100           1,100
Deferred income taxes                        13,867          13,867

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,932,455
   and 14,373,580 at July 31, 1999 and
   October 31, 1998, respectively            13,932          14,374
  Paid-in capital                             5,710          11,770
  Retained earnings                         110,799         103,338
                                            -------         -------
Total stockholders' equity                  130,441         129,482
Total liabilities and stockholders' equity $286,048        $265,671
See notes to condensed financial statements.



                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                Three Months Ended        Nine Months Ended
                                     July 31,                  July 31,
                                  1999      1998            1999      1998
                                ------------------        ------------------
                                    (In thousands, except per share data)
Net sales                      $148,842  $136,287        $409,657   $378,543

Cost and expenses:
  Cost of sales                 135,809   121,269         374,290    352,496
  Selling, general and
   administrative                 5,683     4,338          15,521     14,085
                                -------   -------         -------    -------

                                141,492   125,607         389,811    366,581
                                -------   -------         -------    -------

         OPERATING INCOME         7,350    10,680          19,846     11,962

Other income (expense):
  Interest income                    44        53             192        171
  Interest expense               (1,506)   (1,908)         (4,711)    (5,927)
  Other                              58       (30)             46        (44)
                                -------   -------         -------    -------
                                 (1,404)   (1,885)         (4,473)    (5,800)
                                -------   -------         -------    -------

   INCOME BEFORE INCOME
    TAXES                         5,946     8,795          15,373      6,162

Income tax expense                2,257     3,255           5,802      2,280
                                -------   -------         -------    -------


  NET INCOME                   $  3,689  $  5,540        $  9,571   $  3,882
                                =======   =======         =======    =======

Earnings per share:
 Basic                         $    .26  $    .39        $    .68   $    .27
                                =======   =======         =======    =======
 Diluted                       $    .26  $    .38        $    .67   $    .27
                                =======   =======         =======    =======
Dividends per share            $    .05  $    .05        $    .15   $    .15
                                =======   =======         =======    =======

Basic weighted average
  shares outstanding             13,932    14,370          14,114     14,369
                                =======   =======         =======    =======
Diluted weighted average
  shares outstanding             13,996    14,443          14,195     14,419
                                =======   =======         =======    =======

See notes to condensed consolidated financial statements.


                   SANDERSON FARMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                Nine Months Ended
                                                    July 31,
                                                1999        1998
                                                ----------------
                                                (In thousands)
Operating activities
 Net income                                   $ 9,571    $  3,882
 Adjustments to reconcile net income
   to net cash provided by
      operating activities:
    Depreciation and amortization              18,282      17,292
    Change in assets and liabilities:
     (Increase) decrease in accounts receivable(4,099)      2,899
     (Increase) decrease in inventories        (8,629)        315
     Decrease in refundable income taxes            0       2,112
     Increase in other assets                    (850)     (1,041)
     Increase in accounts payable
      and accrued expenses                      6,262       5,604
                                              -------     -------

Total adjustments                              10,966      27,181
                                              -------     -------

Net cash provided by
   operating activities                        20,537      31,063

Investing activities
Net proceeds from sales of property
   and equipment                                  379         189
Capital expenditures                          (24,498)    (15,673)
                                              -------     -------

Net cash used in investing activities         (24,119)    (15,484)

Financing activities
Principal payments on long-term debt           (3,844)     (2,998)
Net change in borrowings under revolving
 line of credit                                (3,000)    (11,000)
Retirement of Common Stock                     (6,916)          0
Long-term borrowings                           20,000           0
Principal payments received on note
 receivable-E.S.O.P.                                0         202
Net proceeds from issuance of Common Stock        414          27
Dividends paid                                 (2,110)     (2,156)
                                              -------    --------

Net cash provided by (used in)
  financing activities                          4,544     (15,925)
                                              -------    --------

Net increase (decrease) in cash and temporary
 cash investments                                 962        (346)
Cash and temporary cash investments
 at beginning of period                         3,626       1,531
                                              -------     -------
Cash and temporary cash investments
 at end of period                            $  4,588    $  1,185
                                              =======     =======


See notes to condensed consolidated financial statements.

                       SANDERSON FARMS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 July 31, 1999


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 1999, are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

The consolidated balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                     JULY 31,           October 31,
                                       1999                1998
                                           (In thousands)


Live poultry-broilers and breeders   $30,664            $26,970
Feed, eggs and other                   6,954              5,676
Processed poultry                      5,663              3,522
Processed food                         3,767              3,029
Packaging materials                    4,460              3,682
                                     -------            -------
                                     $51,508            $42,879
                                     =======            =======

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1998 (the AAct@) provides that the taxes on the cash basis temporary differences as of that date are payable over 20 years beginning in fiscal 1998 or in the first fiscal year in which the Company fails to qualify as a AFamily Farming Corporation@ provided there are no changes in ownership control. The Company will continue as a "Family Farming Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 1999.

NOTE 4--LONG-TERM CREDIT FACILITIES AND DEBT

During the quarter ended July 31, 1999, the Company completed a private placement of $20 million in unsecured debt at 6.65% that matures in 2007. In addition, the Company extended the maturity date of its revolving credit agreement to July 31, 2002 and reduced the availability from $130 million to $100 million.

NOTE 5--SHAREHOLDER RIGHTS AGREEMENT

The Company=s shareholder rights agreement expired on April 21, 1999. On April 22, 1999, the Company adopted a new shareholder rights agreement (the AAgreement@) with similar terms. Under the terms of the Agreement a one share purchase (Aright@) was declared as a dividend for each share of the Company=s Common Stock outstanding on May 4, 1999. The rights do not become exercisable and certificates for the rights will not be issued until ten business days after a person or group acquires or announces a tender offer for the beneficial ownership of 20% or more of the Company=s Common Stock. Special rules set forth in the Agreement apply beneficial ownership for members of the Sanderson family. Under these rules, such a member will not be considered to beneficially own certain shares of Common Stock, the economic benefit of which is received by any member of the Sanderson family, and certain shares of Common Stock acquired pursuant to employee benefit plans of the Company.

The exercise price of a right has been established at $75. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. The rights may be redeemed by the Board of Directors at $.01 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company=s Common Stock, or by two-thirds of the Directors who are not the acquirer, or an affiliate of the acquirer prior to the acquisition of 50% or more of the Company=s Common Stock by such acquirer. The rights expire on May 4, 2009.

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

This Quarterly Report, and other periodic reports filed by the Company under the Securities and Exchange Act of 1934, and other written and oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to the following:

(1) Changes in the market  price for the  Company=s  finished  products and feed
grains,  both  of  which  may  fluctuate   substantially  and  exhibit  cyclical
characteristics typically associated with commodity markets.

(2) Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, either of which may affect the demand for the Company=s finished products, the value of inventories, the collectability of accounts receivable or the financial integrity of customers.

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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above can not be controlled by the Company. When used in this Quarterly Report, the words Abelieves,@ Aestimates,@ Aplans,@ Aexpects,@ Ashould,@ Aoutlook,@ and Aanticipates@ and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

RESULTS OF OPERATIONS

During the third quarter of fiscal 1999 net sales were $148.8 million, an increase of $12.6 million or 9.2% as compared to net sales during the third quarter of fiscal 1998. The increase in the Company's net sales during the third quarter resulted from an increase in the pounds of products sold of 24.6% and a decrease in the average sale price of products of 12.4%. The increase in the Company's pounds of products sold was the result of an increase in the pounds of poultry products sold of 28.6% and a decrease in the pounds of prepared food products sold of 26.1%. The additional pounds of poultry products resulted from a planned increase in the average live weight of chickens processed as the Company shifted certain of its chicken production from the fast food market to the chill pack and big bird deboning markets. The Company expects the pounds of poultry products sold during the fourth quarter of fiscal 1999 to be higher than during the fourth quarter of fiscal 1998. The average sale price of poultry products decreased 8.3% during the fourth quarter of fiscal 1999 as the poultry industry experienced weak chicken prices due to an over supply of chicken and other meats. During fiscal 1999 management reduced or eliminated sales of certain less profitable prepared food items resulting in fewer pounds sold.

Net sales for the nine months ended July 31, 1999 as compared to the nine months ended July 31, 1998 increased $31.1 million or 8.2% to $409.7 million. Net sales of poultry products increased $50.9 million or 16.6%, while the net sales of prepared food products decreased $19.8 million or 27.6%. During the nine months ended July 31, 1999 the Company increased the pounds of chicken products sold 22.7% by increasing the average live weight of chickens and by increasing the number of birds processed at the Company's processing facility in Brazos, Texas. As discussed above, the Company's average sale price of poultry products was adversely affected during the nine months ended July 31, 1999 as compared to the nine months ended July 31, 1998 by an over supply of chicken and other meats in the market place. The decrease in the net sales of prepared food products for the nine months ended July 31, 1999 resulted from a decrease in the pounds of prepared food products sold of 23.9% and a decrease in the average sale price of prepared food products sold of 4.9%.

Cost of sales for the three months ended July 31, 1999 increased $14.5 million or 12.0% as compared to the three months ended July 31, 1998. The cost of sales of poultry products increased 23.5% due to the increased sales of poultry pounds and decreases in the cash market prices of corn and soybean meal of 14.0% and 19.4%, respectively. Cost of sales of prepared food products sold during the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 decreased approximately $8.4 million or 35.6%, primarily from the decrease in the pounds of prepared food products sold and lower chicken prices.

For the nine months ended July 31, 1999 as compared to the same period a year ago, cost of sales increased $21.8 million or 6.2%. The Company's cost of sales of poultry products increased $43.9 million or 15.4% due to the increase in the pounds of poultry products sold and a decrease in the cash market prices of corn and soybean meal of 15.9% and 24.5%, respectively. Cost of sales of prepared food products for the nine months ended July 31, 1999 as compared to the nine months ended July 31, 1998 decreased $22.1 million or 33.3% due to the reduction or elimination of sales of certain less profitable prepared food items.

Selling, general and administrative expense for the three months and the nine months ended July 31, 1999 as compared to the same periods during the previous fiscal year increased $1.3 million and $1.4 million, respectively. This increase is primarily from increased advertising expense related to the Company's shift of poultry production from the fast food market segment to the chill pack and big bird deboning market segments.

The Company's operating income for the quarter and the nine months ended July 31, 1999 decreased $3.3 million and increased $7.8 million, respectively. The weakness in the poultry market during the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 more than offset the advantage of lower feed grains. The Company's improved operating income for the nine months ended July 31, 1999 as compared to the same period a year ago, reflect an improved cost structure and lower cost of feed grains offset by lower prices for poultry products. Leg quarter prices remain under pressure as a result of a decrease in export demand, primarily from Russia, and lower breast meat prices reflect an over supply of that product as well. As the Company expects this trend of over supply of chicken and certain other meats to continue, the Company will cut back chicken production beginning in October 1999 and continue through the first fiscal quarter of fiscal 2000. This cutback, which includes our normal holiday cutback, will reduce the Company's weekly production by approximately 12%. In addition to this cutback, the Company will delay the double shifting of the second line at the Company's Brazos County, Texas processing facility until the second quarter of fiscal 2000. Despite the challenges in the marketplace, the Company and our industry continue to benefit from relatively low grain prices. In light of predictions regarding this years corn and soybean harvest, the Company should benefit from continued relatively low feed grain prices during its next fiscal year.

For the three months ended July 31, 1999 as compared to the same period in fiscal 1998 interest expense decreased $.4 million. For the nine months ended July 31, 1999 as compared to the same period in fiscal 1998 interest expense decreased $1.2 million. The Company's debt was lower during the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998 resulting in lower interest expense. The Company expects interest expense for the remainder of fiscal 1999 to remain below the level of interest expense incurred during fiscal 1998.

The effective tax rate for the three months and the nine months ended July 31, 1999 was 38.0% and 37.7%, respectively. The effective tax rate for the three months and nine months ended July 31, 1998 was 37.0%.

Liquidity and Capital Resources

The Company=s current ratio and working capital at July 31, 1999 was 3.1 to 1 and $67.4 million, respectively, compared to a current ratio of 3.3 to 1 and working capital of $59.7 million as of October 31, 1998. During the nine months ended July 31, 1999 the Company spent approximately $24.5 million on planned capital projects. On January 21, 1999, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase up to 1.0 million shares of its Common Stock through January 21, 2001. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. During the nine months ended July 31, 1999 the Company expended $6.9 million to repurchase and retire 478,000 shares of the Company=s Common Stock.

The capital budget for fiscal 1999 was increased to $27.0 million from $21.5 million. The increase of $5.5 million pertains to items not approved at the beginning of fiscal 1999, pending justification, field trial and alternate costing. Included in the fiscal 1999 budget is approximately $.8 million relating to fiscal 1998 budget items that were not completed or started during fiscal 1998. Also included in the fiscal 1999 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The Company believes that remaining anticipated capital expenditures for fiscal 1999 will be funded from working capital and by cash flows from operations; however, if needed, the Company has $30.0 million available under its revolving credit agreement as of July 31, 1999.

During the quarter ended July 31, 1999, the Company completed a private placement of $20 million in unsecured debt at 6.65% that matures in 2007. Proceeds from the private placement were used to reduce borrowings under the Company's revolving line of credit. The Company extended the due date of its revolving line of credit to July 31, 2002 and reduced its available borrowings under the revolver from $130 million to $100 million.

Impact of Year 2000 Issues

The AYear 2000 problemA arises because many existing computer programs use only the last two digits (for example, 99) to refer to a year (for example, 1999). Such programs are not able to distinguish between the year 1900 (written A00") and the year 2000 (also written A00@). That inability could result in the failure of applications using such programs, or in the generation of business and financial misinformation. The Year 2000 problem could potentially affect the Company due to its own systems, and also due to the systems of its customers and of suppliers that provide goods and/or services to it. For purposes of this discussion, such systems are divided into two types: information technology systems (AIT systems@), meaning those systems that deal with business and financial information; and non-information technology systems (Anon-IT
systems@), meaning systems, like microcontrollers, that are embedded in machinery and equipment and control or affect their function.

The Company has assessed the impact of the Year 2000 on its IT systems and believes that the modifications to software and replacements necessary to make the IT systems Year 2000 compliant have been substantially completed. In addition, the Company is continuing to assess possible problems with its non-IT systems, particularly those embedded within operating equipment in its hatcheries, feed mills and processing plants. The cost of modifications to its existing non-IT systems is not expected to exceed $.7 million of which $.6 million was expended through July 31, 1999.

The Company=s cost of modifications to its existing IT systems software and conversions to new IT systems software were approximately $.7 million through July 31, 1999 of which $.6 million was capitalized and $.1 million was expensed as incurred. Such modifications and conversions were substantially completed as of January 31, 1999 and tested as of April 30, 1999, and accordingly, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company=s IT systems.

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

The Company believes that its most significant exposure from third parties lies in the availability of transportation facilities that deliver feed grains, and of utilities like electricity, natural gas and water that are necessary for operating the Company=s plants. The Company=s supply of feed grains on-hand does not usually exceed that used in a matter of days. Shipping routes normally involve, at one or more points, rail transportation for which alternate suppliers are not readily available. Similarly, there are no effective alternate suppliers of utilities. Disruption of more than a few days in these transportation and utilities services used by the Company would begin to have a material adverse effect that would expand as any such disruption continued. While the Company has no information that causes it to expect a prolonged disruption that would have a material adverse effect, the Company cannot give any assurance that such a disruption will not occur, because the Company will have no control over such an occurrence or its duration. The Company does not believe that it can develop adequate contingency plans for any prolonged disruption. The Company considers disruptions of this nature to be its worst case Year 2000 problem, but the Company cannot predict the likelihood of such disruptions or, if they occur, the duration. As to minor disruptions, the Company expects to address remedial action when and if such a minor disruption arises. The Company believes that other risks created by the failure of third persons to make their IT systems and/or non-IT systems Year 2000 ready would be less substantial in that they would not likely affect the Company=s ability to operate its plants. The Company plans to address those problems when and if they arise and has not developed a contingency plan with respect to them.

The Company routinely receives inquiries from its suppliers and customers as to the Company=s state of readiness for the Year 2000 problem, just as the Company seeks such information from others. The Company believes, and therefore responds, that its own systems (IT and non-IT) will be ready. The Company could incur liability to persons to whom it responds if its response turns out to be incorrect and the persons who sought the response are damaged thereby. Such liability, if any, is not expected to be material, but there can be no assurance that it will not be. The Company is not insured against losses of this type and, even if it were not ultimately held liable, could be subjected to significant costs for defense.

The foregoing discussion about the timetable and cost of Year 2000 readiness involves forward-looking estimates that the Company believes are reasonable but which it cannot guarantee. Those estimates could be affected by the Company=s failure to identify IT, or more likely non-IT, systems that are affected by the Year 2000 problem or by the Company=s miscalculation as to the time or expense required to remedy identified deficiencies. With respect to the systems of third parties, the Company cannot possibly verify all of the information it has gathered or will gather, and cannot compel third parties even to respond at all. Nor can the Company actually predict the extent to which the Company=s financial condition and operations could be adversely affected if third persons are not ready for the Year 2000 on a timely basis.

Item 3.  Quantitative and Qualitative Disclosure of Market Risks

There have been no material changes in the market risks reported in the Company's fiscal 1998 Annual Report on Form 10K.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report

              Exhibit 15a Independent Accountants' Review Report

              Exhibit 15b Accountants' Letter re: Unaudited Financial
                       Information


          (b) The Company did not file any reports on Form 8-K during the three months ended July 31, 1999.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       _____ SANDERSON FARMS, INC. _______
                                  (Registrant)



Date: August 26, 1999                 By:  /s/D.  Michael Cockrell
                                          D. Michael Cockrell
                                          Treasurer and Chief
                                            Financial Officer



Date: August 26, 1999                 By:  /s/James a. Grimes
                                          James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT AUDITORS= REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended July 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



Jackson, Mississippi
August 23, 1999

EXHIBIT 15b



Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the  incorporation  by reference in  Post-Effective  Amendment
No. 1 to the Registration   Statement  (Form  S-8-No.   33-67474)  of
Sanderson  Farms,   Inc.  for  the registration  of 750,000  shares of its
common stock of our report dated August 23, 1999 relating to the unaudited condensed consolidated interim financial statements of Sanderson
Farms, Inc. that are included in its Form 10-Q for the quarter ended
July 31, 1999.



                                                Ernst & Young LLP


Jackson, Mississippi
August 23, 1999