Form 10-K
period 1999-10-31
SANDERSON FARMS INC
filed 2000-01-28
CIK 812128

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999

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

      Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of December 31, 1999: approximately $47,064,379.

      Number of Shares outstanding of the Registrant's common stock as of December 31, 1999: 13,787,455 shares of common stock, $1.00 per share par value.

      Portions of the  Registrant's  definitive  proxy  statement filed or to be
filed  in  connection  with  its  2000  Annual  Meeting  of   Stockholders   are
incorporated by reference into Part III.

                                  INTRODUCTORY

      Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 1999, which is the year for which this Annual Report is filed.

      Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is January 26, 2000.

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

      The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms7 brand name to retailers, distributors, and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1999 the Registrant processed 242.5 million chickens, or approximately 986.4 million dressed pounds. According to 1999 industry statistics, the Registrant was the 7th largest processor of dressed chickens in the United States based on estimated average weekly processing.

      The Registrant's chicken operations presently encompass five hatcheries, four feed mills, six processing plants and one by-products plant. The Registrant has contracts with operators of approximately 494 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 155 breeder farms.

      The Registrant sells over 200 processed and prepared food items nationally and regionally, primarily to distributors, national food service accounts, retailers and club stores. These food items include frozen entrees, such as chicken and dumplings, lasagna, seafood gumbo, and shrimp creole and specialty products, such as corn dogs. The Registrant also sells a retail entree line of six different two-pound frozen entrees including chicken primavera, lasagna with meat, seafood gumbo and Mexican casserole with beef. This product line is designed as a convenient, quality product for the family.

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

      Capital expenditures for fiscal 1999 were funded by working capital and borrowings under a revolving credit agreement. Effective July 29, 1999, the Registrant amended its revolving credit agreement to, among other things, decrease the revolving credit available to the Registrant thereunder from $130.0 million to $100.0 million. On June 15, 1999, the Registrant entered into a Note Purchase Agreement with the Lincoln National Life Insurance Company pursuant to which the Company issued $20 million, 6.65% senior notes due July 7, 2007. The proceed of such notes were used to pay a portion of the debt outstanding under the revolving credit agreement. The Registrant anticipates that capital expenditures for fiscal 2000 will be funded by internally generated working capital and borrowings under the revolving credit agreement.

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

      The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms7 brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 1999, the Registrant processed approximately 242.5 million chickens, or approximately 986.4 million dressed pounds. In addition, the Registrant purchased and further processed 3.9 million pounds of poultry products during fiscal 1999. According to 1999 industry statistics, the Registrant was the 7th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

                                      Fiscal Year Ended October 31,
                                      -----------------------------

                                  1995    1996    1997     1998    1999
                                  ----    ----    ----     ----    ----

Value added                       98.2%   98.2%   98.1%    98.6%  99.2%
Non-value added                    1.8%    1.8%    1.9%     1.4%    .8%

Total Registrant
chicken sales     .              100.0%  100.0%  100.0%   100.0% 100.0%
                                 =====   =====   =====    =====  =====

The following table sets forth, for the years indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                                    Fiscal Year Ended October 31,

                                  1995    1996    1997    1998    1999
Registrant processed
  chicken:
Value added:
    Chill pack                    19.3%   18.6%   20.8%    24.4%   33.2%
    Fresh bulk pack               51.6    49.9    45.9     46.6    46.5
    Frozen                        13.5    17.0    15.7     11.6     8.0
                                  ----    ----    ----     ----   -----
   Subtotal                       84.4    85.5    82.4     82.6    87.7
                                  ----    ----    ----     ----    ----


Non-value added:
    Ice pack                       0.7     0.9     0.9       .7      .5
    Frozen                         0.8     0.7     0.7       .5      .2
                                   ---     ---     ---       --      --

   Subtotal                        1.5     1.6     1.6      1.2      .7
                                   ---     ---     ---      ---      --

   Total Company
     processed chicken            85.9    87.1    84.0     83.8    88.4
Processed and
  prepared  foods                 14.1    12.9    16.0     16.2    11.6
                                  ----    ----    ----     ----    ----


           Total                 100.0%  100.0%  100.0%   100.0%  100.0%
                                 =====   =====   =====    =====   =====

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

      The Registrant uses television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms7 products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising featuring a celebrity as the Registrant's spokesperson. Brand awareness is an important element of the Registrant's marketing philosophy, and it intends to continue brand name merchandising of its products.

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

      Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 1999, the Registrant maintained contracts with 33 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant vehicles to breeder farms that are maintained, as of October 31, 1999, by 122 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant's vehicles.

      The Registrant owns and operates five hatcheries located in Mississippi and Texas where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant vehicles to independent contract grow-out farms. As of October 31, 1999, the Registrant's hatcheries were capable of producing an aggregate of approximately 5.6 million chicks per week.

      Grow-out. The Registrant places its chicks on 494 grow-out farms, as of October 31, 1999, located in Mississippi, Louisiana and Texas where broilers are grown to an age of approximately six to seven weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

      Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

      Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 1999, the Registrant operated four feed mills, three of which are located in Mississippi and one in Texas. The Registrant's annual feed requirements for fiscal 1999 were approximately 1,192,000 tons, and it has the capacity to produce approximately 1,685,000 tons of finished feed annually under current configurations.

      Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 1999, the Registrant had approximately 737,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse effect of grain price increases. During the fall of 1998, market prices for corn and soy meal reached levels that prompted the Company to buy a significant portion of its 1999 requirements on a forward basis. As a result of these purchases, the Company substantially reduced its exposure to the risk of material increases in feed grain prices during its fiscal year ending October 31, 1999.

      Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,200,000 chickens per week. The Registrant's Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 900,000 chickens per week. The Registrant's Brazos County, Texas processing plant, which is currently operating one line on a single shift basis and one line on a double shift basis, is currently processing approximately 900,000 chickens per week. The Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants currently operate on a double shift basis, are currently processing approximately 1,800,000 chickens per week. The Registrant also has the capabilities to produce deboned product at six processing facilities. At October 31, 1999, these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 7.5 million pounds of product per week.

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

      Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 1999, the Registrant operated one by-products plant, and six automotive maintenance shops which service approximately 466 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi, processing plant currently serving over 185 children.

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

Sources of Supply

      During fiscal 1999, the Registrant purchased its pullets and its cockerels from four (4) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

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

Trademarks

      The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms7 which it uses in connection with the distribution of its premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms7 label. The Registrant also has registered with the United States Patent and Trademark Office seven other trademarks which are used in connection with the distribution of chicken and other products and for other competitive purposes.

      The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms7 which it uses in connection with the distribution of its prepared foods and two pound frozen entree products, as well as in connection with the distribution of its premium grade chill pack chicken products.

      The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.

Employees and Labor Relations

      As of October 31, 1999, the Registrant had 8,224 employees, including 751 salaried and 7,473 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 579 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana expired on November 30, 1998. That contract was renegotiated and executed on November 1, 1998, and has been extended to November 30, 2001.The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

      A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 322 hourly employees who work at the Registrant's processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This Agreement expired on June 30, 1999, and was renegotiated and executed on July 26, 1999, and has a new expiration date of December 31, 2002. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

     A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1126 hourly employees who work at the Registrant's processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and expired on December 30, 1999. Negotiations were completed and a new agreement was reached on January 13, 2000. The new agreement has a termination date of December 31, 2003. A petition was filed with the National Labor Relations Board on January 3, 1999 by two employees at the Collins plant seeking to decertify the union as collective bargaining representative for the employees at the Collins, Mississippi processing plant. The petition is pending, although no date has been set for a hearing on the petition, or an election thereon.

      On June 9, 1999, the production, maintenance and clean-up employees at the Company's Brazos County, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement was negotiated and signed on October 7, 1999, and will expire on December 31, 2002. This collective bargaining agreement has a grievance procedure and no strike - no lockout clauses that should assist in maintaining stable labor relations at the Brazos County, Texas processing facility.

      On May 28, 1999, truck drivers at the Company's Brazos County, Texas processing and production facilities voted to be represented in collective bargaining by the Teamsters International Local #968. Negotiations with this union were completed in December 1999, and a collective bargaining agreement effective January 1, 2000 was signed, which agreement will expire on December 31, 2002. This agreement includes a provision allowing re-opening of bargaining during January 2000 on certain economic issues, and the Company anticipates further negotiation on certain economic issues in this contract.


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

      There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $1.2 on December 31, 1999, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, as amended, and under the $20 million long-term fixed rate loan agreements effective in February 1993 and June 1999, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

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

Item 4A.  Executive Officers of the Registrant.

                                                            Executive
       Name            Age               Office           Officer Since
       ----------------------------------------------------------------


Joe F. Sanderson, Jr.  53           Chairman of the Board,  1984 (1)
                                    President and
                                    Chief Executive
                                    Officer

D. Michael Cockrell    42           Treasurer and Chief     1993 (2)
                                    Financial Officer,
                                    Board Member

James A. Grimes        51           Secretary and           1993 (3)
                                    Chief   Accounting
                                    Officer

Lampkin Butts          48           Vice President - Sales, 1996 (4)
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

                                          PART II


Item 5.     Market for the Registrant's Common
            Equity and Related Stockholder Matters.

      The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders as of December 31, 1999, was 1,434.

      The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market System quotations are based on actual sales prices.


                                   Stock Price
      Fiscal Year 1999      High        Low     Dividends
      ---------------------------------------------------

      First Quarter        $17.00      $14.00     $.05
      Second Quarter       $16.00      $12.00     $.05
      Third Quarter        $15.00      $12.13     $.05
      Fourth Quarter       $13.06      $ 9.38     $.05

                                   Stock Price
      Fiscal Year 1998      High        Low     Dividends
      ---------------------------------------------------

      First Quarter        $15.50      $11.88     $.05
      Second Quarter       $14.00      $10.50     $.05
      Third Quarter        $15.38      $11.44     $.05
      Fourth Quarter       $17.13      $11.88     $.05

On December 31, 1999 the closing sales price for the common stock was $8.5625 per share.

Item 6.     Selected Financial Data.


                                                              Year Ended October 31

                                            1999        1998        1997       1996         1995
                                            ----        ----        ----       ----         ----
                                                      (In thousands, except per share data)

Net sales                                $559,031    $521,394     481,789    $455,100     $392,896
Operating income                           23,008      31,822       7,467       1,189       21,239
Income (loss) before
  extraordinary gain                       10,546      15,256         558      (2,443)      10,856
Net income (loss)                          10,546      15,256       1,234      (2,443)      10,856
Basic and diluted earnings (loss)
  per share before extraordinary gain         .75        1.06         .04        (.18)         .80
Basic and diluted earnings (loss)
       per share                                          .75        1.06         .09         (.18)
                                                                                               .80
  Working capital                          67,272      59,665      66,751      60,826       47,605
Total assets                              283,510     265,671     264,893     237,226      193,197
Long-term debt, less
  current maturities                      104,651      95,695     118,782      90,102       54,806
Stockholders' equity                      130,844     129,482     116,771     118,250      114,319
Cash dividends declared
  per share                              $    .20    $    .20    $    .20    $    .20     $    .20




                                 QUARTERLY FINANCIAL DATA


                                             Fiscal Year 1999

                              First       Second       Third       Fourth
                             Quarter      Quarter     Quarter      Quarter
                             -------      -------     -------      -------
                                  (In thousands, except per share data)
                                              (Unaudited)

Net sales                   $126,229     $134,586     $148,842     $149,374
Operating income               7,022        5,474        7,350        3,162
Net income                     3,444        2,438        3,689          975
Basic and diluted
 earnings per share         $    .24     $    .17     $    .26     $    .08



                                            Fiscal Year 1998

                               First       Second       Third       Fourth
                              Quarter      Quarter     Quarter      Quarter
                              -------      -------     -------      -------
                                  (In thousands, except per share data)
                                              (Unaudited)

Net sales                     $ 113,674    $ 128,582   $ 136,287   $ 142,851
Operating income (loss)          (4,344)       5,687      10,680      19,799
Net income (loss)                (3,950)       2,292       5,540      11,374
Basic and diluted
  earnings (loss) per share   $    (.27)   $     .16   $     .39   $     .79

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

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow-out"), processing and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 16.4 % of the Company's total production costs.

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

Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 1999 as follows:

                          1st            2nd            3rd            4th
                        Quarter        Quarter        Quarter       Quarter

Fiscal 1999
  High                  $.6825*        $.6275         $.6150        $.6150
  Low                      $.6275      $.5750*        $.5825        $.5850

Fiscal 1998
  High                  $  .5850       $.5775         $.6825        $.7150*
  Low                   $  .5550*      $.5550         $.5775        $.6875

Fiscal 1997
  High                  $.6600*        $.6325         $.6275        $.6325
  Low                   $.6375         $.6125         $.6075        $.5900*



*Year High/Low

During fiscal 1998, the Company benefitted from favorable grain prices, improved market prices for poultry products during the second half of fiscal 1998 and the expansion program as compared to fiscal 1997. For the year ended October 31, 1999 as compared to the year ended October 31, 1998, lower prices for poultry products more than offset an advantage in the cost of feed grains. The decrease in net income for the fourth quarter of fiscal 1999 from the fourth quarter of fiscal 1998 resulted primarily from lower prices for poultry and slightly higher grain prices.

RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

The Company's net sales for fiscal 1999 were $559.0 million, an increase of $37.6 million or 7.2% over fiscal 1998. The increase in the Company's net sales resulted from a 24.0% increase in the pounds of poultry products sold which was partially offset by decreases in the average sale price of poultry products and prepared food products of 8.1% and 4.4%, respectively, and a decrease in the pounds of prepared food products sold of 21.1%. The additional pounds of poultry products sold resulted primarily from an increase in the average live weight of chickens processed as the Company shifted certain of its chicken production from the fast food market to the chill pack and big bird deboning markets. During fiscal 1999 as compared to fiscal 1998, the poultry industry experienced lower average sale prices for poultry products due to an over supply of chicken and other meats in the market place. A decrease in the sales of prepared food products for fiscal 1999 as compared to fiscal 1998 was the result of decreases in the pounds of prepared food products sold of 21.1% and the decrease in the average sale price of prepared food products of 4.4%. During fiscal 1999 management reduced or eliminated sales of certain less profitable prepared food items resulting in fewer pounds of prepared food products sold.

The Company's cost of sales for fiscal 1999 as compared to fiscal 1998 increased $44.7 million to $514.2 million. Cost of sales of poultry products increased $70.2 million or 18.2% during fiscal 1999. The increase in pounds of poultry products sold of 24.0% and decreases in the cash market prices for corn and soybean meal of 13.0% and 17.7%, respectively, were the primary factors resulting in the net increase in cost of sales of poultry products during fiscal 1999 as compared to fiscal 1998. Cost of sales of prepared food products sold decreased approximately $25.5 million or 30.5% during fiscal 1999 as compared to fiscal 1998. This decrease is primarily from the planned decrease in the pounds of prepared food products sold and lower prices of chicken products which are a major ingredient in many of the products sold by the prepared foods division.

Selling, general and administrative expenses for fiscal 1999 increased $1.7 million, or 8.5%, as compared to fiscal 1998. This increase reflects the additional advertising and marketing costs incurred during fiscal 1999 as the Company shifted poultry production from the fast food market segments to the chill pack and big bird debone market segments. In addition, the increase reflects certain of the Company's cost of modifications to its information technology systems that were expensed during fiscal 1999.

The Company's operating income during fiscal 1999 decreased $8.8 million as compared to fiscal 1998. The weakness in the poultry market during the second half of fiscal 1999 as compared to the same period during fiscal 1998 more than offset the advantage of the lower cost of feed grains. Leg quarter prices remain under pressure as a result of a decrease in export demand, primarily from Russia, and lower breast meat prices reflect an over supply of that product as well. Because the Company expects this trend of over supply of chicken and certain other meats to continue, the Company cut back chicken production in October 1999 and plans to continue the cutback at least through the end of our first fiscal quarter of 2000. Despite the challenges in the marketplace, the Company believes that it will continue to benefit from relatively low grain prices.

Interest expense decreased $1.3 million as a result of lower outstanding debt during fiscal 1999 as compared to fiscal 1998.

The effective tax rate during fiscal 1999 was approximately 37.8% as compared to 37.4% during fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

For the year ended October 31, 1998, net sales were $521.4 million, an increase of $39.6 million or 8.2% over fiscal 1997. Increases in the pounds of poultry products sold and prepared food products sold of 8.0% and 9.2%, respectively, were the primary reasons for the increase in net sales. The additional poultry pounds were produced by the Company's new complex in Brazos and Robertson counties, Texas. The Company's average sale price of poultry products decreased 1.6% during fiscal 1998 as compared to fiscal 1997. A simple average of the Georgia dock prices for fiscal 1998 as compared to fiscal 1997 decreased 1.7%. Net sales of prepared food products increased $14.4 million or 18.9% over the previous fiscal year. This increase resulted from an of increase of 9.2% in the pounds of prepared food products sold and an increase in the pounds sold of cooked chicken products, which have a higher average selling price than the prepared food division's average product mix during fiscal 1997.

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

Liquidity and Capital Resources

The Company's working capital at October 31, 1999 was $67.3 million and its current ratio was 3.1 to 1, as compared to working capital of $59.7 million and a current ratio or 3.3 to 1 at October 31, 1998. The Company expended approximately $28.6 million during fiscal 1999 on planned capital projects. Also during fiscal 1999, the Company repurchased and retired 478,000 shares of its common stock at a cost of approximately $6.9 million. Under the plan approved by the Company's Board of Directors on January 21, 1999, the Company may repurchase a total of 1.0 million shares of its common stock prior to January 21, 2001. Under the stock repurchase program , shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations.

The Company's capital budget for fiscal 2000 is approximately $15.8 million. Included in the fiscal 2000 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility. The Company's capital expenditures for fiscal 2000 are expected to be funded from working capital and cash flows from operations; however, if needed the Company has $34.0 million available under its revolving credit facility as of October 31, 1999.

During the third quarter of fiscal 1999, the Company completed a private placement of $20.0 million in unsecured debt at 6.65% that matures in 2007. Proceeds from the private placement were used to reduce borrowings under the Company's revolving line of credit. The Company extended the due date of its revolving line of credit to July 31, 2002 and reduced its available borrowings under the revolver from $130.0 million to $100.0 million.

Impact of Year 2000 Issues

The Company completed its preparations for the Year 2000 issue and experienced no significant Year 2000 problems. The Company believes no continued exposure to Year 2000 issues exists. The cost of modifications to existing software and conversions to new software for the Year 2000 issues totaled approximately $.5 million and was substantially completed by January 31, 1999. In addition, approximately $.4 million was capitalized because certain personal computers were replaced in the normal course of business.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Market Risk

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company's fixed rate debt approximates the carrying amount at October 31, 1999. Management believes the potential effects of near-term changes in interest rates on the Company's fixed rate debt is not material.

The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.     Financial Statements and Supplementary Data.

                          Sanderson Farms, Inc. and Subsidiaries
                                CONSOLIDATED BALANCE SHEETS


                                                                      October 31
                                                                1999            1998
                                                                ----            ----
                                                                    (In thousands)
Assets
Current assets:
   Cash and temporary cash investments                       $  7,052      $   3,626
   Accounts receivable, less allowance of $249,000 in
     1999 and 1998                                             36,577         31,023
   Inventories                                                 47,634         42,879
      Refundable income taxes                                     426            -0-
      Prepaid expenses                                          7,503          7,664
                                                              --------     ---------
Total current assets                                           99,192         85,192
Property, plant and equipment:
   Land and buildings                                         125,337        122,209
      Machinery and equipment                                 230,939        202,863
   Construction in process                                        -0-          7,913
                                                              356,276        332,985
   Accumulated depreciation                                  (173,204)      (153,897)
                                                              -------        -------
                                                              183,072        179,088
Other assets                                                    1,246          1,391
                                                            ---------       --------
Total assets                                                 $283,510       $265,671
                                                              =======        =======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                          $ 12,505       $  5,893
   Income taxes payable                                           -0-          4,210
   Accrued expenses                                            15,372         11,396
   Current maturities of long-term debt                         4,043          4,028
                                                            ---------       ---------
Total current liabilities                                      31,920         25,527
Long-term debt, less current maturities                       104,651         95,695
Claims payable                                                  1,100          1,100
Deferred income taxes                                          14,995         13,867
Stockholders' equity:
   Preferred Stock:
      Series A Junior Participating Preferred Stock, $100
         par value:  authorized shares-500,000; none issued
      Par value to be determined by the Board of Directors:
         authorized shares-4,500,000; none issued
   Common Stock, $1 par value:  authorized shares-100,000,000;
      issued and outstanding shares-13,932,455 in 1999 and
            14,373,580 in 1998                                 13,932         14,374
   Paid-in capital                                              5,835         11,770
   Retained earnings                                          111,077        103,338
                                                              -------        -------
Total stockholders' equity                                    130,844        129,482
                                                              -------        -------
Total liabilities and stockholders' equity                   $283,510       $265,671
                                                              =======        =======


                                  See accompanying notes.




                          Sanderson Farms, Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF INCOME


                                                            Years Ended October 31
                                                      1999          1998         1997
                                                      ----          ----         ----
                                                   (In thousands, except per share data)

Net sales                                           $ 559,031    $ 521,394    $ 481,789
Cost and expenses:
  Cost of sales                                       514,162      469,429      455,274
  Selling, general and administrative                  21,861       20,143       19,048
                                                    ---------    ---------    ---------
                                                      536,023      489,572      474,322
Operating income
                                                       23,008       31,822        7,467
Other income (expense):
  Interest income                                         266          341          156
  Interest expense                                     (6,384)      (7,721)      (6,652)
  Other                                                    56          (86)         (13)
                                                    ---------    ---------    ---------
                                                       (6,062)      (7,466)      (6,509)
                                                    ---------    ---------    ---------
Income before income taxes and extraordinary gain      16,946       24,356          958
Income tax expense                                      6,400        9,100          400
                                                    ---------    ---------    ---------
Income before extraordinary gain                       10,546       15,256          558
Extraordinary gain (net of income
    taxes of $406,000)                                    -0-          -0-          676
                                                    ---------    ---------    ---------
Net income                                         $  10,546    $  15,256     $   1,234

Basic and diluted net income per share:
    Income per share before
        extraordinary gain                         $     .75    $    1.06     $     .04
    Extraordinary gain per share                         -0-           -0-          .05
                                                    --------     --------      --------
    Net income per share                           $     .75    $    1.06     $     .09
                                                   =========    =========     =========

Weighted average shares outstanding:
    Basic                                             14,068       14,369        14,365
                                                   =========    =========     =========
    Diluted                                           14,121       14,426        14,453
                                                   =========    =========     =========

                                  See accompanying notes.



                          Sanderson Farms, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Total
                                                Common Stock          Paid-in      Retained   Stockholders'
                                            Shares       Amount       Capital      Earnings       Equity
                                          -----------------------------------------------------------------
                                                   (In thousands, except shares and per shares amounts)


Balance at November 1, 1996                14,363,080     $14,363      $11,292      $92,595     $118,250
  Net income for year                                                                 1,234        1,234
  Cash dividends ($.20 per share)                                                    (2,873)      (2,873)
  Issuance of common stock                      4,500           5           45                        50
  Principal payments received on note
       receivable from ESOP                                                110                       110
                                          --------------------------------------------------------------
Balance at October 31, 1997                14,367,580      14,368       11,447       90,956      116,771
    Net income for year                                                              15,256       15,256
   Cash dividends ($.20 per share)                                                   (2,874)      (2,874)
    Issuance of common stock                    6,000           6           58                        64
    Principal payments received on note
       receivable from ESOP                                                265                       265
                                           -------------------------------------------------------------
Balance at October 31, 1998                14,373,580      14,374       11,770      103,338      129,482
    Net income for year                                                              10,546       10,546
    Cash dividends ($.20 per share)                                                  (2,807)      (2,807)
    Issuance of common stock                   36,875          36          378                       414
    Purchase and retirement of
        common stock                         (478,000)       (478)      (6,438)                   (6,916)
    Principal payments received on note
       receivable from ESOP                                                125                       125
                                           -------------------------------------------------------------
Balance at October 31, 1999                13,932,455    $ 13,932     $  5,835    $ 111,077     $130,844
                                           =============================================================





                                See accompanying notes.



                              SANDERSON FARMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Years Ended October 31
                                                     1999            1998          1997
                                                     ----            ----          ----
                                                                     (In thousands)

Operating activities
Net income                                          $10,546        $15,256        $1,234
Adjustments  to  reconcile   net  income to
 net  cash  provided  by  operating activities:
   Depreciation and amortization                     24,736         23,241        21,367
   Provision for losses on accounts receivable          124            240           142
   Deferred income taxes                                600          2,710           200
   Change in assets and liabilities:
      Increase in accounts receivable                (5,678)          (329)       (3,415)
      Decrease (increase) in inventories             (4,755)         1,331        (5,150)
      Decrease (increase) in prepaid expenses           263             63        (1,370)
      Decrease (increase) in other assets              (422)           329        (1,756)
      Increase in accounts payable                    6,612            281           644
      Increase (decrease) in accrued expenses
        and claims payable                             (234)         7,161            75
Total adjustments                                    21,246         35,027        10,737
                                                     ------         ------        ------
Net cash provided by operating activities            31,792         50,283        11,971

Investing activities

Capital expenditures                                (28,627)       (23,673)      (42,147)
Net proceeds from sale of property and equipment        474            202           846
                                                   --------       --------        ------

Net cash used in investing activities               (28,153)       (23,471)      (41,301)

Financing activities
Long-term borrowings                                 20,000             -0-        4,794
Net change in revolving credit                       (7,000)       (19,000)       27,000
Principal payments on long-term debt                 (3,844)        (2,998)       (2,934)
Principal payments on capital lease                    (185)          (174)         (165)
Principal payments received on note
   receivable from ESOP                                 125            265           110
Dividends paid                                       (2,807)        (2,874)       (2,873)
Purchase and retirement of common stock              (6,916)            -0-           -0-
Net proceeds from common stock issued                   414             64            50
                                                      -----        -------       -------
Net cash provided by (used in)
    financing activities                               (213)       (24,717)       25,982
                                                       ----        -------        ------
Net increase (decrease) in cash
    and temporary cash investments                    3,426          2,095        (3,348)
Cash and temporary cash investments
    at beginning of year                              3,626          1,531         4,879
                                                      -----       --------       -------
Cash and temporary cash investments
    at end of year                                   $7,052         $3,626        $1,531
                                                      =====         ======        ======

Supplemental disclosure of cash flow information:
     Income taxes paid                              $10,459         $2,834        $2,940
                                                     ======         ======        ======
     Income taxes refunded                          $   -0-         $2,474        $1,368
                                                     -------        ======        ======
     Interest paid                                  $ 5,844         $7,880        $7,378
                                                    =======         ======        ======

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

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over 20 years beginning in fiscal 1998 or in full in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation." The Company will continue to qualify as a "Family Farming
Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 2000.

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

Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.

Fair Value of Financial Instruments: The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company's borrowings under its credit facilities and long-term debt also approximate the fair values based on current rates for similar debt.

Impact of Recently Issued Accounting Standards: In fiscal 1999, the Company adopted FASB No. 130, "Reporting Comprehensive Income", which requires that items recognized as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements and FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that companies report financial and descriptive information about their reportable operating segments. Neither of these pronouncements had any impact on the consolidated financial statements of the Company in fiscal 1999.

Effective in fiscal 2001, FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires all derivatives to be recorded on the balance sheet at fair value. Management has not determined the effect of adopting this statement on the consolidated earnings and financial position of the Company when it become effective in fiscal 2001.

In April 1998, the AICPA issued SOP 98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning November 1, 1999, and requires that start-up costs capitalized prior to November 1, 1999 be written-off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs ($411,000 as of October 1999) will be written off as a cumulative effect of an accounting change as of November 1, 1999. The Company estimates the impact of adopting this SOP will result in a reduction of fiscal 2000 earnings of approximately $256,000.

2. Inventories
Inventories consisted of the following:
                                                 October 31
                                           1999              1998
                                           ----              ----
                                               (In thousands)

Live poultrynbroilers and breeders       $29,323           $26,970
Feed, eggs and other                       6,494             5,676
Processed poultry                          3,037             3,522
Processed food                             4,900             3,029
Packaging materials                        3,880             3,682
                                        --------           -------
                                         $47,634           $42,879
                                          ======            ======




3. Long-term Credit Facilities and Debt Long-term debt consisted of the following:


                                                                       October 31
                                                                1999                1998
                                                                ----                ----
                                                                    (In thousands)

Revolving credit agreement with banks
  (weighted average rate of 6.57% at
  October 31, 1999)                                             $66,000          $73,000
Term loan with an insurance company,
  accruing interest at 7.49%; due in
  annual principal installments of $2,850,000                    11,450           14,300
Term loan with an insurance company,
  accruing interest at 6.65%; due in annual
  principal installments of $2,857,000,
  beginning in July 2001                                         20,000              -0-
Note payable, accruing interest at 5%;
  due in annual installments of $161,400,
  including interest, maturing in 2009                            1,269            1,363
6% Mississippi Business Investment Act
  bondncapital lease obligation                                   3,675            3,860
Robertson  County,  Texas,  Industrial
 Revenue  Bonds  accruing  interest  at a
  variable rate, 3.6% at October 31, 1999
 and 1998); due in annual principal
   installments of $900,000                                       6,300            7,200
                                                                  -----            -----
                                                                108,694           99,723
Less current maturities of long-term debt                         4,043            4,028
                                                               --------          -------
                                                               $104,651          $95,695



The Company has a $100.0 million ($34.0 million available at October 31, 1999) revolving credit agreement with five banks. The revolver extends to fiscal 2002, when the outstanding borrowings may be converted to a term loan payable in equal semi-annual installments over four years. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .20% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $5,640,000 is pledged as collateral to a note payable and the capital lease obligation.

Interest cost of $480,000 was capitalized in fiscal 1997. No interest cost was capitalized in fiscal 1999 or 1998.

The aggregate annual maturities of long-term debt at October 31, 1999 (assuming borrowings under the revolver will be converted to a term loan in fiscal 2002) are as follows (in thousands):


      Fiscal Year                               Amount
      -----------                               ------


       2000                                      4,043
       2001                                      6,915
       2002                                     14,435
       2003                                     14,501
       2004                                     11,621
      Thereafter                                57,179
                                             ---------
                                              $108,694
                                              ========


4. Income Taxes
Income tax expense (benefit) consisted of the following:



                                                    Years Ended October 31
                                           1999           1998          1997
                                          -----------------------------------
                                                     (In thousands)
Current:
  Federal                                 $5,200         $5,900         $ 216
  State                                      600            490           390
                                          ------         ------        ------
                                           5,800          6,390           606
Deferred:
  Federal                                    486          2,197           470
  State                                      114            513          (270)
                                          ------       --------        ------
                                             600          2,710           200
                                          ------       --------        ------
                                           6,400          9,100           806

Less income tax expense applicable to
   extraordinary gain                         -0-           -0-           406
                                           -----         ------         -----
Income tax expense applicable
   to income before extraordinary gain    $6,400         $9,100         $ 400
                                          ======         ======         =====

Significant components of the Company's deferred tax assets and liabilities were as follows:




                                                October 31,
                                             1999       1998
                                           --------------------
                                              (In thousands)

Deferred tax liabilities:
   Cash basis temporary differences          $3,503   $ 3,698
   Property, plant and equipment             12,371   10,002
   Prepaid and other assets                     250      746
                                             -------- --------
Total deferred tax liabilities               16,124   14,446

Deferred tax
assets:
   Accrued expenses                           2,017    1,407
   State net operating loss
    and credit carryforwards                    497       29
Total deferred tax assets                     2,514    1,436
                                            -------  --------
Net deferred tax liabilities                $13,610  $13,010
                                            =======  =======

Current deferred tax assets
    (included in prepaid expenses)           $1,385  $   857
                                             ------  -------
Long-term deferred tax liabilities           14,995   13,867
                                             ------   ------
Net deferred tax liabilities                $13,610  $13,010
                                            ================


The differences between the consolidated effective income tax rate and the federal statutory rate are as follows:



                                                Years Ended October 31
                                              1999     1998      1997
                                              ----     ----      ----
                                                   (In thousands)

Taxes at statutory rate                      $5,762   $8,525      $694
State income taxes                              731    1,041        79
State income tax credit                        (260)    (389)      (91)
Other, net                                      167      (77)      124
                                              -----   ------       ---
Income tax expense                           $6,400   $9,100      $806
                                             ======   ======       ===



5. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company's Board of Directors. Total contributions to the ESOP were $840,000 and $1,100,000 in fiscal 1999 and 1998, respectively. The Company did not contribute to the ESOP during fiscal 1997.

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

Under the Company's Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. All options granted prior to fiscal 1997 have six-year terms and vest over four years beginning one year from the date of grant. Options granted in fiscal 1997 and 1998 have ten-year terms and vest over four years beginning one year after the date of grant. No options were granted in fiscal 1999.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.4% in fiscal 1998 and 6% in fiscal 1997 and 1996; dividend yields of 1.54% for fiscal 1998 and 1.33% for fiscal 1997; volatility factors of the expected market price of the Company's common stock of .260 for fiscal 1998 and .235 for fiscal 1997; and a weighted-average expected life of the options of four years.

The weighted-average fair value of options granted in fiscal 1998 and 1997 was $3.14 and $3.76, respectively. The pro forma effect of the estimated fair value of the options granted was insignificant to the Company's net income and net income per share in fiscal 1999, 1998 and 1997.

A summary of the Company's stock option activity and related information is as follows:



                                                               Weighted-Average
                                                       Shares     Exercise Price
                                                       ------     --------------

Outstanding at November 1, 1996                       359,500        $10.99
    Granted                                           207,500         15.00
    Exercised                                          (3,500)        11.15
    Forfeited                                         (25,500)        11.47
                                                      -------
Outstanding at October 31, 1997                       538,000         12.51
    Granted                                           194,000         13.00
    Exercised                                          (7,000)        10.77
    Forfeited                                         (29,000)        12.87
                                                      -------
Outstanding at October 31, 1998                       696,000         12.64
    Exercised                                         (69,375)        10.82
    Forfeited                                         (44,625)        12.92
                                                      -------
Outstanding at October 31, 1999                       582,000         12.90

The exercise price of the options outstanding as of October 31, 1999 ranged from $10.67 to $15.00 per share. At October 31, 1999, the weighted average remaining contractual life of the options outstanding was 5.7 years and 337,125 options were exercisable.

7. Shareholder Rights Agreement

The Company's shareholder rights agreement expired on April 21, 1999. On April 22, 1999, the Company adopted a new shareholder rights agreement (the "Agreement") with similar terms. Under the terms of the Agreement a one share purchase ("right") was declared as a dividend for each share of the Company's Common Stock outstanding on May 4, 1999. The rights do not become exercisable and certificates for the rights will not be issued until ten business days after a person or group acquires or announces a tender offer for the beneficial ownership of 20% or more of the Company's Common Stock. Special rules set forth in the Agreement apply to determine beneficial ownership for members of the Sanderson family. Under these rules, such a member will not be considered to beneficially own certain shares of Common Stock, the economic benefit of which is received by any member of the Sanderson family, and certain shares of Common Stock acquired pursuant to employee benefit plans of the Company.

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

8. Other Matters

The Company self-insures for losses related to workers= compensation claims with excess coverage by underwriters on a per claim and aggregate basis. Claims payable are based upon estimates of the ultimate cost of reported claims by the Company's claims administrator and totaled $4,227,000 and $3,140,000 at October 31, 1999 and 1998, respectively. Claims payable of $3,127,000 and $2,040,000 at October 31, 1999 and 1998, respectively, are included in accrued expenses in the accompanying consolidated balance sheets because the amounts are expected to be paid within one year from the respective balance sheet dates. The ultimate cost for outstanding claims may vary significantly from current estimates.

No customer accounted for more than 10% of consolidated sales for the years ended October 31, 1999, 1998 and 1997. Export sales were less than 10% of consolidated sales in each year presented.

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

PART IV

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K.

(a)1.  FINANCIAL STATEMENTS:

            The following consolidated financial statements of the Registrant are included in Item 8:

            Consolidated Balance Sheets - October 31, 1999 and 1998

            Consolidated Statements of Income - Years ended October 31, 1999, 1998 and 1997

            Consolidated Statements of Stockholders' Equity - Years ended October 31, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows - Years ended October 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements - October 31, 1999

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

(2)    10-F                  -        Copy of Employee  Stock  Ownership  Plan
                                      and Trust Agreement of Sanderson Farms,
                                      Inc. and Affiliates.

(2)    10-F-1                -        Copy of  Amendment  One to the  Employee
                                      Stock    Ownership    Plan   and   Trust
                                      Agreement of Sanderson Farms, Inc. and
                                      Affiliates.

(3)    10-F-2                -        Copy of  Amendment  Two to the  Employee
                                      Stock    Ownership    Plan   and   Trust
                                      Agreement of Sanderson Farms, Inc. and
                                      Affiliates.

(2)    10-G                   -       Copy of the General  Employee's   Profit
                                      Sharing-Retirement Trust Agreement of
                                      Sanderson Farms, Inc. and Affiliates.

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


(b)  REPORTS ON FORM 8-K:

No reports on From 8-K were filed during the fourth quarter of the Fiscal Year ended October 31, 1999.

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

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. Our audit also included the financial statement schedule listed in the index under item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Ernst & Young LLP


Jackson, Mississippi
December 8, 1999

                     Sanderson Farms, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts

                                   Schedule II


--------------------------------------------------------------------------------------------------
     COL.  A                  COL. B        COL. C        COL. D       COL. E       COL. F
--------------------------------------------------------------------------------------------------
                             Balance at    Charged to    Charged to               Balance at
                             Beginning     Costs and       Other     Deductions     End of
   Classification            of Period     Expenses       Accounts     Describe(1)   Period
--------------------------------------------------------------------------------------------------
                                                     (In Thousands)

Year ended October 31, 1999
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                           $249        $124                        $124        $249

Year ended October 31, 1998
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                           $233        $240                        $224        $249

Year ended October 31, 1997
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                           $167        $142                          $76       $233





(1) Uncollectible accounts written off, net of recoveries.




                                   SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SANDERSON FARMS, INC.




Date:  January 26, 2000                  /s/Joe F. Sanderson, Jr.
                                         Joe F. Sanderson, Jr.
                                         Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the dates indicated.



/s/Joe F. Sanderson, Jr.   1/26/00        /s/John   H.   Baker, III  1/26/00
   Joe  F. Sanderson, Jr.,                   John H. Baker, III
   Chairman of the Board, President          Director
    and Chief Executive Officer


/s/William R. Sanderson    1/26/00        /s/Charles W. Ritter, Jr.  1/26/00
   William R. Sanderson, Director            Charles  W.   Ritter, Jr.,
   Director of Marketing                     Director



/s/Hugh V. Sanderson       1/26/00       /s/Rowan H. Taylor          1/26/00
   Hugh V. Sanderson,                       Rowan H. Taylor,
   Director                                 Director


/s/Donald W. Zacharias     1/26/00       /s/Robert Buck Sanderson    1/26/00
   Donald W. Zacharias,                     Robert Buck Sanderson, Director
   Director                                 Corporate Live Production Assistant


/s/Phil K. Livingston      1/26/00       /s/Lampkin Butts            1/26/00
   Phil K. Livingston,                      Lampkin Butts, Director
   Director                                 Vice President - Sales

/s/D. Michael Cockrell     1/26/00       /s/James A. Grimes          1/26/00
   D. Michael Cockrell,                     James A. Grimes,
   Director, Treasurer and Chief            Secretary   and  Chief   Accounting
   Financial Officer                        Officer

Exhibit 23




                       Consent of Independent Auditors

We consent to the incorporation by reference in Post Effective Amendment No. 1 to Registration Statement (Form S-8 No. 33-67474) pertaining to the Sanderson Farms, Inc. and Affiliates Stock Option Plan of our report dated December 8, 1999 with respect to the consolidated financial statements and schedule of Sanderson Farms, Inc. included in the Annual Report (Form 10-K) for the year ended October 31, 1999

                              /s/Ernst & Young LLP

Jackson, Mississippi
January 26, 2000