Form 10-Q
period 2000-01-31
SANDERSON FARMS INC
filed 2000-02-29
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         January 31, 2000

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

     Common Stock, $1 Per Share Par Value-----13,787,455 shares outstanding as of January 31, 2000.

                                      INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--January 31, 2000 and October 31, 1999

         Condensed consolidated statements of income (loss)--Three months ended January 31, 2000 and 1999

         Condensed consolidated statements of cash flows--Three months ended January 31, 2000 and 1999

         Notes to condensed consolidated financial statements--
         January 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          January 31,     October 31,
                                             2000             1999
                                        ------------------------------
                                         (Unaudited)        (Note 1)
                                                (In thousands)
Assets
Current assets:
  Cash and temporary cash investments      $  4,665        $  7,052
  Accounts receivable, net                   36,680          36,577
  Inventories - Note 2                       48,541          47,634
  Refundable income taxes                     1,147             426
  Other current assets                        7,696           7,503
                                            -------         -------
Total current assets                         98,729          99,192

Property, plant and equipment               359,507         356,276
Less accumulated depreciation              (179,279)       (173,204)
                                            -------        --------
                                            180,228         183,072

Other assets                                    732           1,246
                                            -------         -------

Total assets                               $279,689        $283,510
                                            =======         =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and
    accrued expenses                       $ 30,592        $ 27,877
  Current maturities of long-
    term debt                                 4,048           4,043
                                             ------          ------
Total current liabilities                    34,640          31,920

Long-term debt, less current
 maturities                                 101,546         104,651
Claims payable                                1,100           1,100
Deferred income taxes                        14,995          14,995

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,787,455 shares
   and 13,932,455 at January 31, 2000 and
   October 31, 1999, respectively            13,787          13,932
  Paid-in capital                             4,649           5,835
  Retained earnings                         108,972         111,077
                                            -------         -------
Total stockholders' equity                  127,408         130,844
                                            -------         -------
Total liabilities and stockholders' equity $279,689        $283,510
                                           ========        ========

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                                Three Months Ended
                                                    January 31,
                                                  2000       1999
                                                 -----------------
                                        (In thousands,except per share data)

Net sales                                       $137,008  $126,229
Cost and expenses:
  Cost of sales                                  131,180   114,208
  Selling, general and
   administrative                                  6,173     4,999
                                                 -------   -------

                                                 137,353   119,207

   OPERATING INCOME(LOSS)                           (345)    7,022

Other income (expense):
  Interest income                                     70       104
  Interest expense                                (1,678)   (1,592)
  Other                                               58       (23)
                                                 -------   -------
                                                  (1,550)   (1,511)

   INCOME (LOSS) BEFORE INCOME TAXES AND
       CUMULATIVE EFFECT OF ACCOUNTING CHANGE     (1,895)    5,511

Income tax expense (benefit)                        (713)    2,067
                                                 -------   -------

   NET INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE                (1,182)    3,444

Cumulative effect of accounting change (net
     Of income taxes of $140,000)                   (234)        0
                                                 -------   -------

   NET INCOME (LOSS)                            $ (1,416) $  3,444
                                                 =======   =======

Earnings (loss) per share:
 Basic and diluted earnings (loss) before
  Cumulative effect of accounting change        $   (.08)  $   .24

 Cumulative effect of accounting change             (.02)        0
                                                 -------   -------

 Basic and diluted earnings (loss)              $   (.10) $    .24
                                                 =======   =======

Dividends per share                             $    .05  $    .05
                                                 =======   =======

Basic weighted average shares outstanding         13,858    14,381
                                                  ======    ======

Diluted weighted average shares outstanding       13,858    14,501
                                                  ======    ======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                   Three Months Ended
                                                       January 31,
                                                     2000       1999
                                                     ---------------
                                                     (In thousands)

Operating activities
 Net income(loss)                                 $ (1,416)   $ 3,444

Adjustments to reconcile net income to
  net  cash  provided  by  operating
  activities:
   Cumulative effect of accounting change              234          0
   Depreciation and amortization                     6,518      6,125
    Change in assets and liabilities:
     Increase (decrease) in accounts receivable       (103)     5,216
     Increase in inventories                          (907)    (2,069)
     Increase in refundable income taxes              (721)         0
     (Increase) decrease in other assets                44         96
     Increase (decrease) in accounts payable and
      accrued expenses                               2,715       (625)
                                                  --------     ------
Total adjustments                                    7,780      8,743
                                                   -------    -------
Net cash provided by operating activities            6,364     12,187

Investing activities
 Net proceeds from sales of property and equipment       1        171
 Capital expenditures                               (3,632)    (7,746)
                                                   -------    -------
 Net cash used in investing activities              (3,631)    (7,575)

Financing activities
 Principal payments on long-term debt                 (100)      (995)
 Net change in revolving credit                     (3,000)    (3,000)
 Retirement of common stock                         (1,331)         0
 Net proceeds from common stock issued                   0        325
 Dividends paid                                       (689)      (719)
                                                   -------     ------
Net cash (used in) financing
    activities                                      (5,120)    (4,389)
                                                   -------      -----
Net increase (decrease) in cash and temporary
    cash investments                                (2,387)       223
Cash and temporary cash investments
    at beginning of period                           7,052      3,626
                                                   -------     ------

Cash and temporary cash investments
    at end of period                               $ 4,665    $ 3,849
                                                    ======     ======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                January 31, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         January 31,         October 31,
                                            2000                1999
                                           ---------------------------
                                                 (In thousands)


     Live poultry-broilers and breeders   $29,322            $29,323
     Feed, eggs and other                   6,278              6,494
     Processed poultry                      4,079              3,037
     Processed food                         4,617              4,900
     Packaging materials                    4,245              3,880
                                          -------            -------
                                          $48,541            $47,634
                                          =======            =======

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in full in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation". The Company will continue to qualify as a "Family Farming Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 2000.

NOTE 4B-START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred.
Prior to October 31, 1999, the Company capitalized its start-up costs. The Company adopted the provisions of the SOP in its financial statements in the first quarter of fiscal 2000. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000) or $.02 per basic and diluted earnings per share.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 1999.

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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this quarterly report, the words "believes," "estimates," "plans," "expects," "should," "outlook," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

RESULTS OF OPERATION

Net sales for the quarter ended January 31, 2000 were $137.0 million as compared to $126.2 million for the quarter ended January 31, 1999. The increase in net sales of $10.8 million or 8.5% resulted primarily from an increase in the pounds of poultry products sold of 16.2% and a decrease in the average sales price of poultry products of 6.2%. The additional pounds of poultry products resulted from an increase in the average live weight of chickens processed as the Company shifted certain of its chicken production from the fast food market to the chill pack and big bird deboning markets, this was offset by a planned decrease in the number of chickens processed of 2.2% during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The poultry industry experienced lower average sale prices of poultry products during the quarter ended January 31, 2000 as compared the quarter ended January 31, 1999 due to an over supply of chicken and other meats. A simple average of the Georgia dock whole bird prices for the first quarter of fiscal 2000 reflected a decrease of 10.5% as compared to the first quarter of fiscal 1999. Net sales of prepared food products sold increased $.9 million or 5.4% during the three months ended January 31, 2000 as compared to the three months ended January 31, 1999.

Cost of sales for the three months ended January 31, 2000 as compared to the three months ended January 31, 1999 increased $17.0 million or 14.9%. This increase in the Company's cost of sales during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 resulted primarily from the increase in the pounds of poultry products sold of 16.2% and an increase in the processing cost of poultry products related to the Company's increased presence in the chill pack market. These factors were somewhat offset by lower average cost of feed grains. Corn and soybean meal cash market prices reflected a decrease of 7.5% and an increase of 4.2%, respectively. Cost of sales of prepared food products were approximately the same during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

Selling, general and administrative expenses for the first quarter of fiscal 2000 increased $1.2 million or 23.5%, as compared to the first quarter of fiscal 1999. As a percentage of net sales for the quarter ended January 31, 2000, selling, general and administrative expenses were 4.5%, as compared to 4.0% for the quarter ended January 31, 1999. This increase reflects the additional advertising and marketing costs related to the Company's change from the fast food market to the chill pack and big bird deboning markets.

The Company's operating loss for the three months ended January 31, 2000 was $.3 million, a decrease of $7.4 million as compared to the three months ended January 31, 1999. During the first quarter of fiscal 2000 compared to first quarter of fiscal 1999, the weakness in the poultry market more than offset the advantage of the lower average cost of feed grains. The company expects the current weakness in the poultry market to continue through the first half of our fiscal year. However, the Company is encouraged by a number of indicators pointing to declining red meat production and moderating poultry production this calendar year. After declining the last two years, poultry exports are actually expected to increase 3.0%, which is also encouraging news. On the cost side, we believe the poultry industry will continue to benefit from relatively low grain prices. Although we continue to buy our corn and soybean meal needs on the market, we will take advantage of opportunities to lock in low costs and reduce the risk of material increases for our most significant input costs.

Interest expense increased approximately $.1 million during the three months ended January 31, 2000 as compared to the three months ended January 31, 1999.

The Company adopted the AICPA Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the first quarter of fiscal 2000. The effect of adopting SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000).

The effective tax rate for the three months ended January 31, 2000 was 37.6% as compared to 37.5% for the three months ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at January 31, 2000 was $64.1 million and its current ratio was 2.9 to 1, as compared to working capital of $67.3 million and a current ratio of 3.1 to 1 at October 31, 1999. During the first three months of fiscal 2000 the Company spent approximately $3.6 million on planned capital projects and $1.3 million to repurchase 145,000 shares of its common stock under its existing repurchase plan.

The Company's capital budget for fiscal 2000 was increased to $16.4 million from $15.8 million. The increase of $.6 million pertains to items not approved at the beginning of fiscal 2000, pending justification, field trial and alternate costing. Included in the fiscal 2000 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The Company believes that anticipated capital expenditures for fiscal 2000 will be funded from working capital and by cash flows from operations; however, as of January 31, 2000 the Company had $37.0 million available under its revolving credit agreement, if needed.


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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 1999 Annual Report on 10K.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report

              Exhibit 15a Independent Accountants' Review Report

              Exhibit 15b Accountants' Letter re: Unaudited Financial
                Information

          (b) The Company did not file any reports on Form 8-K during the three months ended January 31, 2000.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: February 29, 2000             By: /s/D. Michael Cockrell
                                        Treasurer and Chief
                                           Financial Officer



Date: February 29, 2000             By: /s/James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2000, and the related condensed consolidated statements of income (loss) and cash flows for the three-month periods ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1999, and the related consolidated statements of income, stockholders= equity and cash flows for the year then ended (not presented herein) and in our report dated December 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ERNST & YOUNG  LLP


Jackson, Mississippi
February 24, 2000

EXHIBIT 15b


Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement (Form S-8 No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated February 24, 2000 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended January 31, 2000.



/s/ERNST & YOUNG LLP

Jackson, Mississippi
February 24, 2000