Form 10-Q
period 2000-04-30
SANDERSON FARMS INC
filed 2000-05-30
CIK 812128

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         April 30, 2000

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

                               Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock, $1 Per Share Par Value-----13,739,355 shares outstanding as of April 30, 2000.

                                     INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--April 30, 2000 and October 31, 1999

         Condensed consolidated statements of income (loss)--Three months ended April 30, 2000 and 1999; Six months ended April 30, 2000 and 1999

         Condensed consolidated statements of cash flows--Six months ended April 30, 2000 and 1999

         Notes to condensed consolidated financial statements--
         April 30, 2000 and 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures of Market Risks

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Matters

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

ART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    SANDERSON FARMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                          April 30,      October 31,
                                             2000             1999
                                                      (Unaudited)     (Note 1)
                                                (In thousands)

Assets
Current assets
  Cash and temporary cash investments       $  1,069        $  7,052
  Accounts receivables, net                   32,540          36,577
  Inventories - Note 2                        53,256          47,634
  Refundable income taxes                      3,265             426
  Other current assets                         7,745           7,503
Total current assets                          97,875          99,192

Property, plant and equipment                364,515         356,276
Less accumulated depreciation               (184,653)       (173,204)
                                             179,862         183,072

Other assets                                     730           1,246

Total assets                                $278,467        $283,510

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    Accrued expenses                       $ 27,800        $ 27,877
  Current maturities of long-
    term debt                                 4,048           4,043
Total current liabilities                    31,848          31,920

Long-term debt, less current maturities     108,696         104,651
Claims payable                                1,100           1,100
Deferred income taxes                        14,995          14,995

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,739,355
   and 13,932,455 at April 30, 2000 and
   October 31, 1999, respectively            13,739          13,932
  Paid-in capital                             4,301           5,835
  Retained earnings                         103,788         111,077
Total stockholders' equity                  121,828         130,844
Total liabilities and stockholders' equity $278,467        $283,510

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                               Three Months Ended          Six Months Ended
                                     April 30,                April 30,
                                  2000     1999            2000        1999
                                   (In thousands, except per share data)

Net sales                      $139,781  $134,586        $276,789   $260,815

Cost and expenses:
  Cost of sales                 137,809   124,273         268,989    238,481
  Selling, general and
   administrative                 7,144     4,839          13,317      9,838

                                144,953   129,112         282,306    248,319

    OPERATING INCOME (LOSS)      (5,172)    5,474          (5,517)    12,496

Other income (expense):
  Interest income                    24        44              94        148
  Interest expense               (2,010)   (1,613)         (3,688)    (3,205)
  Other                             (17)       11              41        (12)
                                 (2,003)   (1,558)         (3,553)    (3,069)

    INCOME (LOSS) BEFORE
     INCOME TAXES AND
     CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE        (7,175)    3,916          (9,070)     9,427

Income tax expense (benefit)     (2,678)    1,478          (3,392)     3,545

    NET INCOME (LOSS) BEFORE
     CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE           (4,497)    2,438          (5,678)     5,882

Cumulative effect of accounting
  change (net of income taxes
  of $140,000)                        0         0            (234)         0

    NET INCOME (LOSS)          $ (4,497) $  2,438        $ (5,912)   $ 5,882

Earnings (loss) per share:
  Basic and diluted earnings
  (loss) before cumulative
  effect of accounting change  $   (.33) $    .17        $   (.41)   $   .41

 Cumulative effect of
   accounting change                  0         0            (.02)         0

 Basic and diluted earnings
   (loss)                      $   (.33) $    .17        $   (.43)   $   .41

Dividends per share            $    .05  $    .05        $    .10    $   .10

Basic weighted average
  shares outstanding             13,739    14,025          13,800     14,206

Diluted weighted average
  shares outstanding             13,739    14,090          13,800     14,296

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                    Six Months Ended
                                                        April 30,
                                                    2000        1999
                                                     (In thousands)

Operating activities
 Net income(loss)                                 $ (5,912)   $ 5,882

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Cumulative effect of accounting change              234          0
   Depreciation and amortization                    13,065     12,158
    Change in assets and liabilities:
     (Increase) decrease in accounts receivable,net  4,037       (429)
     Increase in inventories                        (5,622)    (4,056)
     Increase in refundable income taxes            (2,839)         0
     (Increase) decrease in other assets               (34)       686
     Decrease in accounts payable and
      Accrued expenses                                 (77)    (3,271)
Total adjustments                                    8,764      5,088
Net cash provided by operating activities            2,852     10,970

Investing activities
 Net proceeds from sales of property and equipment      66        282
 Capital expenditures                               (9,847)   (18,301)
 Net cash used in investing activities              (9,781)   (18,019)

Financing activities
 Principal payments on long-term debt               (2,950)    (3,844)
 Net change in revolving credit                      7,000     20,000
 Retirement of Common Stock                         (1,727)    (6,916)
 Net proceeds from Common Stock issued                   0        414
 Dividends paid                                     (1,377)    (1,414)
Net cash proved by financing
    activities                                         946      8,240
Net increase (decrease) in cash and temporary
    cash investments                                (5,983)     1,191
Cash and temporary cash investments
    at beginning of period                           7,052      3,626

Cash and temporary cash investments
    at end of period                               $ 1,069    $ 4,817

See notes to condensed consolidated financial statements.

                    SANDERSON FARMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                April 30, 2000
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          April 30,         October 31,
                                            2000                1999
                                                 (In thousands)


     Live poultry-broilers and breeders   $32,165            $29,323
     Feed, eggs and other                   6,564              6,494
     Processed poultry                      4,978              3,037
     Processed food                         4,983              4,900
     Packaging materials                    4,566              3,880
                                          $53,256            $47,634

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

NOTE 4--START-UP COSTS

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

NOTE 5--EMPLOYEE BENEFIT PLANS

During the second quarter of fiscal 2000, the Company's Board of Directors approved an amendment to the 401(k) plan (the "Plan") to add a matching feature. Effective July 1, 2000, the Company will match 100% of employee contributions to the Plan up to 3% of each employee's compensation and 50% of employee contributions between 3% to 5% of each employee's compensation, as limited by Internal Revenue Service regulations.

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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this quarterly report, the words "believes", "estimates", "plans", "expects", "should", "outlook", and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.



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

RESULTS OF OPERATION

The Company's net sales for the quarter ended April 30, 2000 were $139.8 million as compared to $134.6 million for the quarter ended April 30, 1999. The increase in the Company's net sales of $5.2 million or 3.9% resulted from increases in the pounds of poultry products sold of 6.9% and prepared food products sold of 4.4% during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. The effect of these increases in pounds of poultry and prepared food sold on the Company's net sales was partially offset by a net decrease in the average sales price per pound of 2.8%. For the quarter ended April 30, 2000 as compared to the quarter ended April 30, 1999 the net sales price of poultry products decreased 3.7%. A simple average of the Georgia dock whole bird prices for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 reflected a decrease of 3.5%. Market prices for breast and wings were substantially lower as the industry continues to be adversely affected by an over supply of chicken and other meats. Net sales of prepared food products increased $1.7 million or 9.7% during the three months ended April 30, 2000 as compared to the three months ended April 30, 1999.

Net sales for the six months ended April 30, 2000 were $276.8 million, an increase of $16.0 million or 6.1% as compared to net sales for the six months ended April 30, 1999 of $260.8 million. A majority of the increase in net sales was derived from an increase in the pounds of poultry products sold of 11.3%. However, the increase in pounds of poultry products sold was partially offset by a decrease in the average sales price per pound of 4.9%, as the Company continued to be adversely affected by lower prices of poultry products. During the first six months of fiscal 2000 as compared to the same period during fiscal 1999, a simple average of the Georgia dock whole bird prices reflected a decrease of 7.1%. Net sales of prepared food products during the six months ended April 30, 2000 as compared to the six months ended April 30, 1999, increased $2.6 million, or 7.7%, as a result of an increase in the average sales price per pound of prepared food products of 4.5% and an increase in the pounds of prepared food products sold of 3.1%.

Cost of sales for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999 increased $13.5 million or 10.9%. The cost of sales of poultry products increased $12.3 million or 11.2% due to the increase in the pounds of poultry products sold of 6.9% and an increase in the average cost per pound of poultry products sold of 4.1%. The increase in the average cost per pound of poultry products sold resulted from an increase in the cost of feed grains and increased packaging and labor costs associated with the Company's larger presence in the chill pack markets. Corn and soybean meal cash market prices for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999 reflected increases of 2.4% and 24.2%, respectively. Cost of sales of prepared food products increased $1.2 million or 8.3%, resulting from the increase in the pounds of prepared food products sold of 4.4% and a change in the mix of products sold.

For the six months ended April 30, 2000 as compared to the six months ended April 30, 1999, cost of sales increased $30.5 million or 12.8%. Cost of sales of poultry products increased $29.2 million or 14.0%. This increase in the cost of sales of poultry products was the result of an increase in the pounds of poultry products sold of 11.3%, an increase in the processing cost of poultry products related to the Company's increased presence in the chill pack market and higher cost of soybean meal. Corn and soybean meal cash market prices reflected a decrease of 2.5% and an increase of 14.0%, respectively, when compared to the same six months a year ago. Cost of sales of prepared food products during the first half of fiscal 2000 as compared to the first half of fiscal 1999 increased $1.3 million or 4.4% due primarily to the increase in the pounds of prepared food products sold of 3.1%.

Selling, general and administrative expenses for the first quarter and first half of fiscal 2000 increased $2.3 and $3.5 million, respectively, as compared to the same periods during fiscal 1999. These increases reflect the additional advertising and marketing costs related to the Company's change of certain of its production from the fast food market to the chill pack market. In addition, the Company recorded a bad debt reserve of $1.2 million during the second quarter of fiscal 2000 resulting from the bankruptcy filing by Ameriserve on February 1, 2000.


The Company's operating loss for the second quarter of fiscal 2000 was $5.2 million as compared to operating income during the same quarter of fiscal 1999 of $5.5 million. During fiscal 2000 as compared to fiscal 1999 the Company experienced lower prices for poultry products and slightly higher average cost of feed grains. Also, the bad debt reserve relating to the bankruptcy filing by Ameriserve increased the Company's operating loss by $1.2 million during fiscal 2000 as compared fiscal 1999. During fiscal 2000, the weakness in the poultry market more than offset the advantage of historically low cost of feed grains. The Company expects the current weakness in the poultry market to continue through the third quarter of fiscal 2000.

Interest expense during the second quarter of fiscal 2000 was $2.0 million as compared to $1.6 million during the second quarter of fiscal 1999. For the first six months of fiscal 2000 as compared to the same period during fiscal 1999, interest expense increased $483,000 to $3.7 million.

The Company adopted the AICPA Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the first quarter of fiscal 2000. The effect of adopting SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000).

The effective tax rate for the three months and the six months ended April 30, 2000 was 37.3% and 37.4%, respectively as compared to effective tax rates during the same periods of fiscal 1999 of 37.7% and 37.6%.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, the Company's working capital was $66.0 million and its current ratio was 3.1 to 1, as compared to working capital of $67.3 million and a current ratio of 3.1 to 1 at October 31, 1999. During the six months ended April 30, 2000 the Company spent approximately $9.8 million on planned capital projects and $1.7 million to repurchase 193,100 shares of its Common Stock under its existing stock repurchase plan.

The Company's capital budget for fiscal 2000 was increased to $18.9 million from $15.8 million. The increase of $3.1 million pertains to items not approved at the beginning of fiscal 2000, pending justification, field trial and alternate costing. Included in the fiscal 2000 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The Company believes that anticipated capital expenditures for fiscal 2000 will be funded from working capital and by cash flows from operations; however, as of April 30, 2000 the Company had $27.0 million available under its revolving credit agreement, if needed.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 1999 Annual Report on 10K.

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

At the 2000 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 24, 2000, the shareholders elected the following persons to the Company's Board of Directors by the votes indicated below:

                 Name                   For                 Withheld

           Hugh V. Sanderson         13,081,682              34,364
           Rowan H. Taylor           13,090,740              25,306
           Mike Cockrell             13,072,497              43,549
           John H. Baker III         13,085,906              30,140

By a vote of 13,108,385 for, 7,109 against, and 552 abstaining, the shareholders ratified the Board's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 1989.

Item 5:  Other Matters

On January 4, 1998, Joe Frank Sanderson, a co-founder of the company and a member of its board of directors, died. The 3,229,672 shares of Common
Stock of the Company that Mr. Sanderson owned of record are now owned of record by the Estate of Joe Frank Sanderson, deceased (the "Estate"). The co-executors of the Estate are Mr. Sanderson's sons, Joe F. Sanderson, Jr. and William R. Sanderson (the "Co-executors"). On March 21, 2000, the Estate borrowed $13,500,000 from Harris Trust and Savings Bank and SunTrust Bank under a Credit Agreement dated as of that date (the "Credit Agreement"). The entire proceeds were used to pay the Estate's obligations to another financial institution incurred for the payment of federal and state estate taxes. The loan under the Credit Agreement is secured by the Estate's pledge of 3,229,672 shares of Common Stock of the Company. The loan requires that the ratio of the principal amount of the loan, divided by the market value of the pledged Common Stock not exceed 60%. In making this calculation, the value of the pledged Common Stock is its market value, except that if the market value is less than $5.00 per share, the Common Stock is deemed to have no collateral value. In addition, in making this calculation, the principal amount of the loan is reduced by any cash collateral held by the banks, and also by the principal amount of any guaranty of the loan that the Company may decide to provided to the banks. Although the Company's Board of Directors has authorized the officers of the Company to deliver the Company's guaranty of the loan, the guaranty has not become necessary. If a guaranty is provided by the Company, it will be released at the request of the Estate or the Company if, on the last day of any calendar quarter, the above-mentioned ratio is 50% or less. The Estate has agreed to indemnify the Company against any loss from any such guaranty. Upon payment in full to the banks, the Company, if it has delivered any quaranty of the loan to the banks, would succeed to the bank's position as pledgee of the Common Stock, and the shares would secure any obligation of the Estate to the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed with this report

               Exhibit 15a - Independent Auditors' Review Report


               Exhibit 15b - Auditors' letter re: Unaudited Financial
               Information

          (b)  The   Company   did  not   file   any   reports   on  Form  8-K
during                           the three months ended April 30, 2000.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: May 30, 2000                       By:/s/D. Michael Cockrell
                                            Treasurer and Chief
                                             Financial Officer



Date: May 30, 2000                       By: /s/ James A. Grimes
                                            Secretary and Principle
                                             Accounting Officer

EXHIBIT 15a


INDEPENDENT AUDITORS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2000, and the related condensed consolidated statements of income (loss) and cash flows for the three-and six-month periods ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




ERNST & YOUNG LLP


Jackson, Mississippi
May 23, 2000

EXHIBIT 15b


Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement (Form S-8 No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated May 23, 2000 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended April 30, 2000.






ERNST & YOUNG LLP

Jackson, Mississippi
May 23, 2000