Form 10-Q
period 2000-07-31
SANDERSON FARMS INC
filed 2000-08-30
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 2000
                                       OR

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

                               Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock, $1 Per Share Par Value-----13,632,955 shares outstanding as of July 31, 2000.

                                      INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--July 31, 2000 and October 31, 1999

         Condensed consolidated statements of income (loss)--Three months ended July 31, 2000 and 1999; Nine months ended July 31, 2000 and 1999

         Condensed consolidated statements of cash flows--Nine months ended July 31, 2000 and 1999

         Notes to condensed consolidated financial statements--
         July 31, 2000 and 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures of Market Risks

PART II  OTHER INFORMATION


Item 5.  Other Matters

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            July 31,       October 31,
                                              2000             1999
                                              ----             ----
                                          (Unaudited)        (Note 1)
                                                 (In thousands)

Assets
Current assets
  Cash and temporary cash investments       $  5,289        $  7,052
  Accounts receivables, net                   37,381          36,577
  Inventories - Note 2                        51,707          47,634
  Refundable income taxes                      6,554             426
  Other current assets                         7,963           7,503
                                             -------         -------
Total current assets                         108,894          99,192

Property, plant and equipment                366,574         356,276
Less accumulated depreciation               (189,862)       (173,204)
                                             -------         -------
                                             176,712         183,072

Other assets                                     698           1,246
                                             -------         -------

Total assets                                $286,304        $283,510
                                             =======         =======

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 31,737        $ 27,877
  Current maturities of long-
    term debt                                 6,905           4,043
                                             ------          ------
Total current liabilities                    38,642          31,920

Long-term debt, less current maturities     116,839         104,651
Claims payable                                1,100           1,100
Deferred income taxes                        14,995          14,995

Stockholders' equity Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,632,955
   and 13,932,455 at July 31, 2000 and
   October 31, 1999, respectively            13,633          13,932
  Paid-in capital                             3,616           5,835
  Retained earnings                          97,479         111,077
                                            -------         -------
Total stockholders' equity                  114,728         130,844
                                            =======         =======
Total liabilities and stockholders' equity $286,304        $283,510
                                           ========        ========

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                Three Months Ended         Nine Months Ended
                                     July 31,                   July 31,
                                  2000     1999            2000        1999
                                  ----     ----            ----        ----
                                   (In thousands, except per share data)

Net sales                      $158,422  $148,842        $435,211   $409,657

Cost and expenses:
  Cost of sales                 158,916   135,809         427,905    374,290
  Selling, general and
   administrative                 6,064     5,683          19,381     15,521
                                -------   -------         -------    -------

                                164,980   141,492         447,286    389,811
                                -------   -------         -------    -------

    OPERATING INCOME (LOSS)      (6,558)    7,350         (12,075)    19,846

Other income (expense):
  Interest income                    15        44             109        192
  Interest expense               (2,242)   (1,506)         (5,930)    (4,711)
  Other                             (87)       58             (46)        46
                                -------   -------          -------   --------
                                 (2,314)   (1,404)         (5,867)    (4,473)
                                -------   -------          ------    -------

    INCOME (LOSS) BEFORE
     INCOME TAXES AND
     CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE        (8,872)    5,946         (17,942)    15,373

Income tax expense(benefit)      (3,244)    2,257          (6,636)     5,802
                                -------   -------          ------    -------

    NET INCOME (LOSS) BEFORE
     CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE           (5,628)    3,689         (11,306)     9,571

Cumulative effect of accounting
  change (net of income taxes
  of $140,000)                        0         0            (234)         0
                                 ------   -------        ---------   -------

    NET INCOME (LOSS)          $ (5,628) $  3,689        $(11,540)   $ 9,571
                                =======   =======        ========    =======

Earnings (loss) per share:
  Basic and diluted earnings
  (loss) before cumulative
  effect of accounting change  $   (.41) $    .26        $   (.82)   $   .68

 Cumulative effect of
   accounting change                  0         0            (.02)         0
                                -------   -------        --------    -------
 Basic and diluted earnings
   (loss)                      $   (.41) $    .26        $   (.84)   $   .68
                                =======   =======        ========    =======

Dividends per share            $    .05  $    .05        $    .15    $   .15
                                =======   =======        ========    =======

Basic weighted average
  shares outstanding             13,671    13,932          13,756     14,114
                                =======   =======        ========    =======

Diluted weighted average
  shares outstanding             13,671    13,996          13,756     14,195
                                =======   =======        ========    =======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                    Nine Months Ended
                                                        July 31,
                                                     2000       1999
                                                     ----       ----
                                                     (In thousands)

Operating activities
 Net income(loss)                                 $(11,540)   $ 9,571

 Adjustments to reconcile net income
  (loss)to net cash  provided by operating
  activities:
   Cumulative effect of accounting change              234          0
   Depreciation and amortization                    19,788     18,282
    Change in assets and liabilities:
     Increase in accounts receivable, net             (804)    (4,099)
     Increase in inventories                        (4,073)    (8,629)
     Increase in refundable income taxes            (6,128)         0
     Increase in other assets                         (264)      (850)
     Increase in accounts payable and
      accrued expenses                               3,860      6,262
                                                    ------     ------
 Total adjustments                                  12,613     10,966
                                                    ------     ------
 Net cash provided by operating activities           1,073     20,537

Investing activities
 Net proceeds from sales of property and equipment     117        379
 Capital expenditures                              (13,427)   (24,498)
                                                    ------     ------
 Net cash used in investing activities             (13,310)   (24,119)

Financing activities
 Principal payments on long-term debt               (2,950)    (3,844)
 Net change in revolving credit                     18,000     (3,000)
 Retirement of Common Stock                         (2,518)    (6,916)
 Long-term borrowings                                    0     20,000
 Net proceeds from issuance of Common Stock              0        414
 Dividends paid                                     (2,058)    (2,110)
                                                    ------     ------
Net cash proved by financing
    activities                                      10,474      4,544
                                                    ------     ------
Net increase (decrease) in cash and temporary
    cash investments                                (1,763)       962
Cash and temporary cash investments
    at beginning of period                           7,052      3,626
                                                    ------     ------

Cash and temporary cash investments
    at end of period                               $ 5,289    $ 4,588
                                                    ======     ======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  July 31, 2000
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          July 31,         October 31,
                                            2000               1999
                                            ----               ----
                                                (In thousands)

     Live poultry-broilers and breeders   $33,436            $29,323
     Feed, eggs and other                   6,664              6,494
     Processed poultry                      3,967              3,037
     Processed food                         3,329              4,900
     Packaging materials                    4,311              3,880
                                          -------            -------
                                          $51,707            $47,634
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

NOTE 4--START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred.
Prior to October 31, 1999, the Company capitalized its start-up costs. The Company adopted the provisions of the SOP in its consolidated financial statements in the first quarter of fiscal 2000. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000) or $.02 per basic and diluted earnings per share.

NOTE 5--EMPLOYEE BENEFIT PLANS

During the second quarter of fiscal 2000, the Company's Board of Directors approved an amendment to the 401(k) plan (the "Plan") to add a matching feature. Effective July 1, 2000, the Company will match 100% of employee contributions to the Plan up to 3% of each employee's compensation and 50% of employee contributions between 3% and 5% of each employee's compensation, as limited by Internal Revenue Service regulations.


Note 6--OTHER MATTERS

On June 15, 2000, the Company delivered to two banks a guaranty of $3.2 million on a $13.5 million loan (the "Loan") under a credit agreement from those banks to the estate of Joe Frank Sanderson, a co-founder and former member of the Company's Board of Directors. The Estate collateralized the Loan with 3,229,672 shares of Common Stock of the Company and agreed to indemnify the Company against any loss from such guaranty.


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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this quarterly report, the words "estimates",
"plans", "expects", "should", "outlook", and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

The Company's processed and prepared foods product lines include over 200 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. The majority of the prepared food items are made to the specifications of food service users.

RESULTS OF OPERATION

Net sales for the third quarter of fiscal 2000 were $158.4 million as compared to $148.8 million for the third quarter of fiscal 2000. The increase in the Company's net sales of $9.6 million or 6.4% resulted from increases in the pounds of poultry products sold of 10.0% and prepared food products sold of 13.4% during the three months ended July 31, 2000 as compared to the three months ended July 31, 1999. The effect of these increases in pounds of poultry and prepared food products sold on the Company's net sales was partially offset by a net decrease in the average sales price per pound of 3.3%. For the quarter ended July 31, 2000 as compared to the same quarter during fiscal 1999 the net sales price of poultry products decreased 4.9%. A simple average of the Georgia dock whole bird prices for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 reflected a decrease of 3.0%. Market prices for breast and wings were substantially lower as the industry continued to be adversely affected by an over supply of chicken and other meats. Net sales of prepared food products increased $3.7 million or 20.6% during the three months ended July 31, 2000 as compared to the three months ended July 31, 1999.

Net sales for the nine months ended July 31, 2000 were $435.2 million, an increase of $25.6 million or 6.2% as compared to net sales for the nine months ended July 31, 1999 of $409.7 million. A majority of the increase in net sales was derived from an increase in pounds of poultry products sold of 10.8%. However, the increase in pounds of poultry products sold was partially offset by a decrease in the average sales price per pound of poultry products of 4.9%, as the Company continued to be adversely affected by lower prices of poultry products. During the first nine months of fiscal 2000 as compared to the same period during fiscal 1999, a simple average of the Georgia dock whole bird prices reflected a decrease of 5.8%. In addition to the price decrease for whole birds, boneless breast meat prices have fallen significantly during the third fiscal quarter, reaching an historical low during a period that is typically characterized by peak demand for poultry products. Net sales of prepared food products during the nine months ended July 31, 2000 as compared to the nine months ended July 31, 1999, increased $6.3 million, or 12.1%, as a result of an increase in the average sales price per pound of prepared food products of 5.2% and an increase in the pounds of prepared food products sold of 6.6%

Cost of sales for the three months ended July 31, 2000 as compared to the three months ended July 31, 1999 increased $23.1 million or 17.0%. The cost of sales of poultry products increased $20.2 million or 16.7% due to the increase in the pounds of poultry products sold of 10.0% and an increase in the average cost per pound of poultry products sold of 6.2%. The increase in the average cost per pound of poultry products sold resulted from an increase in the cost of feed grains and increased packaging and labor costs associated with the Company's larger presence in the chill pack markets. Corn and soybean meal cash market prices for the three months ended July 31, 2000 as compared to the three months ended July 31, 1999 reflected a decrease of 1.0% and an increase of 27.2%, respectively. Cost of sales of prepared food products increased $2.9 million or 19.3%, resulting from the increase in the pounds of prepared food products sold of 13.4% and a change in the mix of products sold.

For the nine months ended July 31, 2000 as compared to the nine months ended July 31, 1999, cost of sales increased $53.6 million or 14.3%. Cost of sales of poultry products increased $49.4 million or 15.0%. This increase in the cost of sales of poultry products was the result of an increase in the pounds of poultry products sold of 10.8%, an increase in the processing cost of poultry products related to the Company's increased presence in the chill pack market and higher cost of soybean meal. Corn and soybean meal cash market prices reflected a decrease of 1.9% and an increase of 18.7%, respectively, when compared to the same nine months a year ago. Cost of sales of prepared food products during the first half of fiscal 2000 as compared to the first half of fiscal 1999 increased $4.2 million or 9.5% due primarily to the increase in the pounds of prepared food products sold of 6.6%

Selling, general and administrative expenses for the third quarter and nine months of fiscal 2000 increased $.4 million and $3.9 million, respectively, as compared to the same periods during fiscal 1999. These increases reflect the additional advertising and marketing costs related to the Company's change of certain of its production from the fast food market to the chill pack market. In addition, the Company recorded a bad debt reserve of $1.2 million during the second quarter of fiscal 2000 resulting from the bankruptcy filing by Ameriserve on February 1, 2000.


The Company's operating loss for the nine months ended July 31, 2000 was $12.1 million as compared to operating income during the same quarter of fiscal 1999 of $19.8 million. During fiscal 2000 as compared to fiscal 1999 the Company experienced lower prices for poultry products. Also, the bad debt reserve relating to the bankruptcy filing by Ameriserve increased the Company's operating loss by $1.2 million during fiscal 2000 as compared to fiscal 1999. The Company expects the current weakness in the poultry market to continue through the fourth quarter of fiscal 2000.

Interest expense during the third quarter of fiscal 2000 was $2.2 million as compared to $1.5 million during the third quarter of fiscal 1999. For the nine months ended July 31, 2000 as compared to the same period during fiscal 1999, interest expense increased $1.2 to $5.9 million.

The Company adopted the AICPA Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the first quarter of fiscal 2000. The effect of adopting SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000).

The effective tax rate for the three months and the nine months ended July 31, 2000 were 36.6% and 37.0%, respectively, as compared to effective tax rates during the same periods of fiscal 1999 of 38.0% and 37.7%.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2000, the Company's working capital was $70.3 million and its current ratio was 2.8 to 1, as compared to working capital of $67.3 million and a current ratio of 3.1 to 1 at October 31, 1999. During the nine months ended July 31, 2000 the Company spent approximately $13.4 million on planned capital projects and $2.5 million to repurchase 299,500 shares of its Common Stock under its existing stock repurchase plan.

The Company's capital budget for fiscal 2000 was increased to $19.8 million from $15.8 million. The increase of $4.0 million pertains to items not approved at the beginning of fiscal 2000, pending justification, field trial and alternate costing. Included in the fiscal 2000 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility.

The Company believes that anticipated capital expenditures for fiscal 2000 will be funded from working capital and by cash flows from operations; however, as of July 31, 2000 the Company had $16.0 million available under its revolving credit agreement, if needed.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 1999 Annual Report on 10K.

PART II.  OTHER INFORMATION


Item 5:  Other Matters

Joe Frank Sanderson, a co-founder of the Company and a member of its Board of Directors, died on January 4, 1998. The 3,229,672 shares of Common Stock of the Company that Mr. Sanderson owned of record are now owned of record by the Estate of Joe Frank Sanderson, deceased (the "Estate"). The co-executors of the Estate are Mr. Sanderson's sons, Joe F. Sanderson, Jr. and William R. Sanderson (the "Co-executors"). On March 21, 2000, the Estate borrowed $13,500,000 from Harris Trust and Savings Bank and SunTrust Bank (the "Banks")under a Credit Agreement dated as of that date (the "Credit Agreement"). The entire proceeds were used to pay the Estate's obligations to another financial institution incurred for the payment of federal and state estate taxes. The loan under the Credit Agreement is secured by the Estate's pledge of 3,229,672 shares of Common Stock of the Company. The loan requires that the ratio of the principal amount of the loan, divided by the market value of the pledged Common Stock not exceed 60%. In making this calculation, the value of the pledged Common Stock is its market value, except that if the market value is less than $5.00 per share, the Common Stock is deemed to have no collateral value. In addition, in making this calculation, the principal amount of the loan is reduced by any cash collateral held by the banks, and also by the principal amount of any guaranty of the loan that the Company may decide to provide to the banks. The Company's Board of Directors authorized the officers of the Company to deliver to the Banks the Company's guaranty of the loan of $3.2 million as of June 15, 2000. Any guaranty provided by the Company will be released at the request of the Estate or the Company if, on the last day of any calendar quarter, the above-mentioned ratio is 50% or less. The Estate has agreed to indemnify the Company against any loss from any such guaranty. Upon payment in full to the banks, the Company, if it has delivered any guaranty of the loan to the Banks as of that date, would succeed to the bank's position as pledgee of the Common Stock, and the shares would secure any obligation of the Estate to the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed with this report

               Exhibit 15a - Independent Accountants' Review Report on Interim Financial Information

               Exhibit 15b - Auditors' letter re: Unaudited Financial
               Information

          (b) On June 21, 2000, the Company filed a report on Form 8-K, dated June 15, 2000, concerning a guaranty delivered by the registrant to Harris Trust and Savings Bank and SunTrust Bank of $3,206,000 of a $13,500,000 loan by those banks to the Estate of Joe Frank Sanderson.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized offices.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: August 30, 2000                       By:/s/D. Michael Cockrell
                                            Treasurer and Chief
                                             Financial Officer



Date: August 30, 2000                       By: /s/ James A. Grimes
                                            Secretary and Principal
                                             Accounting Officer

EXHIBIT 15a

INDEPENDENT ACCOUNTANTS'REVIEW REPORT ON INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2000, and the related condensed consolidated statements of income (loss) for the three-and nine-month periods ended July 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Jackson, Mississippi
August 23, 2000

EXHIBIT 15b


Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement (Form S-8 No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated August 23, 2000 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended July 31, 2000.






                                                /s/ERNST & YOUNG LLP

Jackson, Mississippi
August 23, 2000