Form 10-Q/A
period 2000-08-30
SANDERSON FARMS INC
filed 2000-09-25
CIK 812128

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

On April 15, 2000, thirteen individuals claiming to be former hourly employees of the Company'' wholly owned subsidiary, Sanderson Farms, Inc. (Processing Division), filed a lawsuit in behalf of themselves and an alleged class consisting of those present and former hourly employees of the subsidiary who may elect to join the lawsuit, for alleged violations by the subsidiary of the Fair Labor Standards Act. The lawsuit is described in Item 1 of Part II of this report. The lawsuit is still in the preliminary stages, and the Company is not yet able to assess the amount of an unfavorable judgment, should that occur, or the impact an unfavorable judgment would have on its financial statements. That assessment will depend (among other factors) on the amount of unpaid time being claimed for each member of the purported class, and on the number of such members who file consents to join the lawsuit. The impact would not be material based on the number of additional plaintiffs (109) who have purported to join the lawsuit to date. The Company believes that this lawsuit is one of a series of substantially identical lawsuits that have been filed against companies in its industry.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 1999 Annual Report on 10K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 5, 2000, thirteen individuals claiming to be former hourly employees of the Company's wholly owned subsidiary, Sanderson Farms, Inc. (Processing Division) (the "Plaintiffs"), filed a lawsuit against the subsidiary in the United States District Court for the Southern District of Texas, Houston Division, Civil Action No. H-00-0420. The Plaintiffs have sued on behalf of themselves "and as representatives of similarly situated workers who have filed and will file consents to join in this action." Plaintiffs have filed a Notice of Filing of Consents To Sue which purports to contain the consents of 109 individuals to be plaintiffs in this lawsuit.

Plaintiffs allege that the subsidiary (1) failed to pay Plaintiffs and its other hourly employees "for time spent donning and doffing sanitary and safety equipment, obtaining and sharpening knives and scissors, working in the plant and elsewhere at the direction of the subsidiary before and after the scheduled end of their shift, cleaning safety and sanitary equipment, and walk time," and (2) altered employee time records by using the so-called
KRONOS time keeping system. For these reasons, plaintiffs claim that the subsidiary's hourly employees were not paid for all compensable time worked, in violation of the Fair Labor Standards Act. Plaintiffs further claim that the subsidiary concealed the alteration of time records and seek on that account an equitable tolling of the statute of limitations beyond the three-year limitation period back to the date the so-called KRONOS time-keeping system was allegedly implemented.

Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages, plus an equal amount as liquidated damages, for them and all other present and former hourly employees who file consents to join the lawsuit. There are presently approximately 7,267 hourly employees in the subsidiary's plants.

The Company's subsidiary is vigorously defending this lawsuit.

The Court has set January 15, 2001 as the date discovery must be completed, and has set the trial for the May/June 2001 trial term.