Form 10-K
period 2000-10-31
SANDERSON FARMS INC
filed 2001-01-22
CIK 812128

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000


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

     Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of December 31, 2000: approximately $36,757,718.

     Number of Shares outstanding of the Registrant's common stock as of December 31, 2000: 13,632,955 shares of common stock, $1.00 per share par value.

     Portions of the  Registrant's  definitive  proxy  statement  filed or to be
filed  in  connection  with  its  2000  Annual  Meeting  of   Stockholders   are
incorporated by reference into Part III.

                                  INTRODUCTORY

     Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 2000, which is the year for which this Annual Report is filed.

     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is January 25, 2001.

                                     PART I

Item 1.  Business
         --------

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

     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms(R) brand name to retailers, distributors, and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2000 the Registrant processed 247.7 million chickens, or approximately 1.1 billion dressed pounds. According to 2000 industry statistics, the Registrant was the 7th largest processor of dressed chickens in the United States based on estimated average weekly processing.

     The Registrant's chicken operations presently encompass five hatcheries, four feed mills, six processing plants and one by-products plant. The Registrant has contracts with operators of approximately 495 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 152 breeder farms.

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

     Capital expenditures for fiscal 2000 were funded by working capital and borrowings under a revolving credit agreement. Effective July 29, 1999, the Registrant amended its revolving credit agreement to, among other things, decrease the revolving credit available to the Registrant thereunder from $130.0 million to $100.0 million. On June 15, 1999, the Registrant entered into a Note Purchase Agreement with the Lincoln National Life Insurance Company pursuant to which the Company issued $20 million, 6.65% senior notes due July 7, 2007. The proceed of such notes were used to pay a portion of the debt outstanding under the revolving credit agreement. The Registrant anticipates that capital expenditures for fiscal 2001 will be funded by internally generated working capital and borrowings under the revolving credit agreement.

     During fiscal 1997, the Registrant completed the start-up of its Brazos County, Texas processing facility. During October 1998, the Registrant began operating one line of its Brazos County, Texas processing facility on a double shift basis, and during fiscal 2000 completed the double shifting of the plant, which is now operating at full capacity. The Registrant currently has additional processing capacity available to it through the double shifting of the second line at its Collins, Mississippi processing facility. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Not applicable.

(c) NARRATIVE DESCRIPTION OF BUSINESS
    REGISTRANT'S BUSINESS

General

     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.

     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms(R) brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2000, the Registrant processed approximately 247.7 million chickens, or approximately 1.1 billion dressed pounds. In addition, the Registrant purchased and further processed 17.4 million pounds of poultry products during fiscal 2000. According to 2000 industry statistics, the Registrant was the 7th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

                                        Fiscal Year Ended October 31,
                                        -----------------------------

                                 1996      1997      1998    1999     2000
                                -----     -----    ------   -----    -----

Value added ..............       98.2%     98.1%    98.6%    99.2 %   99.5%
Non-value added ..........        1.8%      1.9%     1.4%      .8 %     .5%
                                -----     -----    -----    -----    -----
Total Registrant
chicken sales ............      100.0%    100.0%   100.0%   100.0%   100.0%
                                -----     -----    -----    -----    -----

The following table sets forth, for the years indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                                               Fiscal Year Ended October 31,
                                               -----------------------------

                                     1996      1997      1998      1999      2000
                                    -----     -----     -----     -----     -----

Registrant processed
  chicken:
Value added:
    Chill pack ...............       18.6%     20.8%     24.4%     33.2%     36.4%
    Fresh bulk pack ..........       49.9      45.9      46.6      46.5      43.3
    Frozen ...................       17.0      15.7      11.6       8.0       7.5
                                    -----     -----     -----     -----     -----
   Subtotal ..................       85.5      82.4      82.6      87.7      87.2
                                    -----     -----     -----     -----     -----
Non-value added:
    Ice pack .................        0.9       0.9       0.7        .5        .3
    Frozen ...................        0.7       0.7       0.5        .2        .1
                                    -----     -----     -----     -----     -----
   Subtotal ..................        1.6       1.6       1.2        .7        .4
                                    -----     -----     -----     -----     -----
   Total Company
     processed chicken .......       87.1      84.0      83.8      88.4      87.6
Processed and
  prepared  foods ............      12. 9      16.0      16.2      11.6      12.4
                                    --- -      ----      ----      ----      ----

           Total .............      100.0%    100.0%    100.0%    100.0%    100.0%
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

     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2000, the Registrant maintained contracts with 31 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant vehicles to breeder farms that are maintained, as of October 31, 2000, by 121 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant's vehicles.

     The Registrant owns and operates five hatcheries located in Mississippi and Texas where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant vehicles to independent contract grow-out farms. As of October 31, 2000, the Registrant's hatcheries were capable of producing an aggregate of approximately 5.6 million chicks per week.

     Grow-out. The Registrant places its chicks on 495 grow-out farms, as of October 31, 2000, located in Mississippi, Louisiana and Texas where broilers are grown to an age of approximately six to seven weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2000, the Registrant operated four feed mills, three of which are located in Mississippi and one in Texas. The Registrant's annual feed requirements for fiscal 2000 were approximately 1,480,000 tons, and it has the capacity to produce approximately 1,685,000 tons of finished feed annually under current configurations.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 2000, the Registrant had approximately 439,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse effect of grain price increases. During the fall of 1998, market prices for corn and soy meal reached levels that prompted the Company to buy a significant portion of its 1999 requirements on a forward basis. As a result of these purchases, the Company substantially reduced its exposure to the risk of material increases in feed grain prices during its fiscal year ending October 31, 1999.

     Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,150,000 chickens per week. The Registrant's Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 900,000 chickens per week. The Registrant's Brazos County, Texas processing plant, which is currently operating one line on a single shift basis and one line on a double shift basis, is currently processing approximately 1,150,000 chickens per week. The
Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants currently operate on a double shift basis, are currently processing approximately 1,800,000 chickens per week. The Registrant also has the capabilities to produce deboned product at six processing facilities. At October 31, 2000, these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 8.5 million pounds of product per week.

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

     Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 2000, the Registrant operated one by-products plant, and six automotive maintenance shops which service approximately 486 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi, processing plant currently serving over 220 children.

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

Sources of Supply

     During fiscal 2000, the Registrant purchased its pullets and its cockerels from six (6) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

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

     The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology. Employees and Labor Relations

     As of October 31, 2000, the Registrant had 7,863 employees, including 767 salaried and 7,096 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 582 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana expired on November 30, 1998. That contract was renegotiated and executed on November 1, 1998, and has been extended to November 30, 2001.The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

     A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 468 hourly employees who work at the Registrant's processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This Agreement expired on June 30, 1999, and was renegotiated and executed on July 26, 1999, and has a new expiration date of December 31, 2002. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

     A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,115 hourly employees who work at the Registrant's processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and expired on December 30, 1999. Negotiations were completed and a new agreement was reached on January 13, 2000. The new agreement has a termination date of December 31, 2003.

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

     On May 28, 1999, truck drivers at the Company's Brazos County, Texas processing and production facilities voted to be represented in collective bargaining by the Teamsters International Local #968. Negotiations with this union were completed in December 1999, and a collective bargaining agreement effective January 1, 2000 was signed, which agreement will expire on December 31, 2002. Although this agreement includes a provision allowing re-opening of bargaining during January 2000 on certain economic issues, no changes have been made to the Agreement, with the last meeting on this matter being held August 21, 2000. No further meetings have been scheduled in this matter.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND
     DOMESTIC OPERATIONS AND EXPORT SALES

     The Registrant engages in no material foreign operations, and no material portion of its revenues was derived from customers in foreign countries.

Item 2.  Properties.
         ----------

         The Registrant's principal properties are as follows:

                       Use                          Location (City, State)
                       ---                          ----------------------

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

     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $1.1 million on December 31, 2000, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, as amended, and under the $20 million long-term fixed rate loan agreements effective in February 1993 and June 1999, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

     Management believes that the Company's facilities are suitable for its current purposes, and believes that current renovations and expansions will enhance present operations and allow for future internal growth.

Item 3.  Legal Proceedings.
         -----------------

     There are no material pending legal proceedings, other than those described in Note 8 of the consolidated financial statements and routine litigation incidental to the Registrant's business, to which the Registrant is a party or of which its property is the subject, and no such proceedings are known by the Registrant to be contemplated by governmental authorities.

Item 4.  Submission of Matters to
         a Vote of Security Holders.
         --------------------------

     No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.

Item 4A.  Executive Officers of the Registrant.
                                                                   Executive
       Name                        Age          Office            Officer Since
       ----                        ----          ------           -------------

Joe F. Sanderson, Jr ............   54      Chairman of the Board,    1984 (1)
                                            President and
                                            Chief Executive
                                            Officer

D. Michael Cockrell .............   43      Treasurer and Chief       1993 (2)
                                            Financial Officer,
                                            Board Member

James A. Grimes .................   52      Secretary and             1993 (3)
                                            Chief Accounting Officer

Lampkin Butts ...................   49      Vice President - Sales,   1996 (4)
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

                                     PART II

Item 5.  Market for the Registrant's Common

                  Equity and Related Stockholder Matters.

     The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders as of December 31, 2000, was 1,856.

     The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market System quotations are based on actual sales prices.

                                              Stock Price

         Fiscal Year 2000           High                  Low          Dividends
         -----------------------------------------------------------------------

         First Quarter                   $11.25           $  7.44           $.05
         Second Quarter                 $  8.94           $  6.56           $.05
         Third Quarter                  $  9.06           $  6.00           $.05
         Fourth Quarter                 $  8.12           $  5.94           $.05

                                              Stock Price

         Fiscal Year 1999         High                  Low          Dividends
         -----------------------------------------------------------------------

         First Quarter                   $17.00            $14.00           $.05
         Second Quarter                  $16.00            $12.00           $.05
         Third Quarter                   $15.00            $12.13           $.05
         Fourth Quarter                  $13.06            $ 9.38           $.05

On December 29, 2000 the closing sales price for the common stock was $7.50 per share.

Item 6.  Selected Financial Data.

                                                                              Year Ended October 31

                                                 2000             1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands, except per share data)

Net sales .................................. $ 605,911        $ 559,031       $ 521,394       $ 481,789       $ 455,100
Operating income (loss) ....................      (588)          23,008          31,822           7,467
                                                                                                                  1,189

Income (loss) before
 extraordinary gain and cumulative
 effect of accounting change ...............    (5,337)          10,546          15,256             558
                                                                                                                 (2,443)

Net income (loss) ..........................    (5,571)          10,546          15,256           1,234          (2,443)
Basic and diluted earnings (loss)
  per share before extraordinary gain
  and cumulative effect of accounting
  change ...................................                       (.39)            .75            1.06             .04
                                                                                                                   (.18)

Basic and diluted earnings (loss)
       per share) ..........................      (.41)             .75            1.06             .09            (.18)
Working capital ............................    71,334           67,272          59,665          66,751          60,826
Total assets ...............................   281,856          283,510         265,671         264,893         237,226
Long-term debt, less
  current maturities .......................   107,491          104,651          95,695         118,782          90,102
Stockholders' equity .......................   120,015          130,844         129,482         116,771         118,250
Cash dividends declared
  per share ................................ $     .20        $     .20       $     .20       $     .20       $     .20




                            QUARTERLY FINANCIAL DATA

                                                                        Fiscal Year 2000

                                                First           Second           Third         Fourth
                                               Quarter          Quarter         Quarter        Quarter
                                               -------          -------         -------        -------
                                                           (In thousands, except per share data)
                                                                         (Unaudited)

Net sales .................................. $ 137,008        $ 139,781       $ 158,422       $ 170,700
Operating income (loss) ....................      (345)          (5,172)         (6,558)         11,487
Net income (loss) ..........................    (1,416)          (4,497)         (5,628)          5,970
Basic and diluted earnings (loss)
    per share .............................. $    (.10)       $    (.33)      $    (.41)      $     .44



                                                                       Fiscal Year 1999

                                                First            Second          Third         Fourth
                                               Quarter           Quarter        Quarter        Quarter
                                               -------           -------        -------        -------
                                                           (In thousands, except per share data)
                                                                         (Unaudited)

Net sales .................................. $ 126,229        $ 134,586       $ 148,842       $ 149,374
Operating income ...........................     7,022            5,474           7,350           3,162
Net income .................................     3,444            2,438           3,689             975
Basic and diluted
  earnings per share ....................... $     .24        $     .17       $     .26       $     .08








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

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow-out"), processing and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 64.2 % of the Company's total production costs.

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

The Company's processed and prepared foods product line includes approximately 200 institutional and consumer packaged food items that it sells nationally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 2000 as follows:

                                 1st       2nd      3rd         4th
                               Quarter   Quarter  Quarter     Quarter

Fiscal 2000
  High ....................    $.5850    $.5800    $.5975     $.6200*
  Low .....................    $.5800    $.5725*   $.5725     $.6000

Fiscal 1999
  High ....................    $.6825*   $.6275    $.6150     $.6150
  Low .....................    $.6275    $.5750*   $.5825     $.5850

Fiscal 1998
  High ....................    $.5850    $.5775    $.6825     $.7150*
  Low .....................    $.5550*   $.5550    $.5775     $.6875


*Year High/Low

For the year ended October 31, 1999 as compared to the year ended October 31, 1998, lower prices for poultry products more than offset an advantage in the cost of feed grains. The decrease in net income for the fourth quarter of fiscal 1999 from the fourth quarter of fiscal 1998 resulted primarily from lower prices for poultry products and slightly higher grain prices. During fiscal 2000 compared to fiscal 1999, the average market prices for whole chickens and boneless breast meat decreased approximately 4.0% and 15.0% respectively. In addition, slightly higher average feed grain costs and bad debt expense of $1.2 million during fiscal 2000 from the bankruptcy filing by AmeriServe Food Distribution, Inc. ("AmeriServe") reduced the Company's operating margin.

RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

The Company's net sales for fiscal 2000 were $605.9 million compared to $559.0 million during fiscal 1999, an increase of $46.9 million. A majority of the increase in net sales was derived from an increase in pounds of poultry products sold of 10.0%. The additional pounds of poultry products sold resulted primarily from an increase in the average live weight of chickens processed. However, the effect of the increase in pounds of poultry products sold on net sales was partially offset by a decrease in the average sales price per pound of poultry products of 2.3%. During fiscal 2000 as compared to fiscal 1999, a simple average of the Georgia dock whole bird prices reflected a decrease of 4.0%. In addition to the price decrease for whole birds, average boneless breast meat prices were approximately 15.0% lower during fiscal 2000 as compared to fiscal 1999. Net sales of prepared food products during fiscal 2000 increased $10.0 million or 14.7% as compared to net sales during fiscal 1999. This increase resulted from an increase in the pounds of prepared food products sold of 8.8% and an increase in the average sales price of prepared food products of 5.4%.

Cost of sales for fiscal 2000 as compared to fiscal 1999 increased $66.0 million or 12.8%. Cost of sales of poultry products increased $58.3 million or 12.8%. This increase in the cost of sales of poultry products was the result of an increase in the pounds of poultry products sold of 10.0%, an increase in the processing cost of poultry products related to the Company's increased presence in the chill pack market and higher cost of soybean meal. Corn and soybean meal cash market prices reflected a decrease of 3.1% and an increase of 17.9%, respectively. Cost of sales of prepared food products during fiscal 2000 as compared to fiscal 1999 increased $7.7 million or 13.2% due primarily to the increase in the pounds of prepared food products sold.

Selling, general and administrative expenses for the year ended October 31, 2000 increased $4.5 million as compared to the year ended October 31, 1999. This increase reflects the additional advertising and marketing costs related to the Company's change of certain of its production from the fast food market to the chill pack market. In addition, the Company recorded additional bad debt expense of $1.2 million during the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe on February 1, 2000.

The Company's operating loss for fiscal 2000 was $588,000 as compared to operating income during fiscal 1999 of $23.0 million. The Company's operating margin during fiscal 2000 as compared to fiscal 1999 was adversely affected by lower prices for poultry products and the additional bad debt expense from the bankruptcy filing by AmeriServe. The Company expects the current weakness in the poultry market to continue through the first quarter of fiscal 2001.

Interest expense for the year ended October 31, 2000 was $8.2 million as compared to the year ended October 31, 1999 of $6.4 million, an increase of $1.8 million.

The Company adopted the AICPA Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the first quarter of fiscal 2000. The effect of adopting SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000).

The effective tax rate for the years ended October 31, 2000 and October 31, 1999 were 37.2% and 37.8%, respectively.

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

Liquidity and Capital Resources

As of October 31, 2000, the Company's working capital was $71.3 million and its current ratio was 2.9 to 1, as compared to working capital of $67.3 million and a current ratio of 3.1 to 1 at October 31, 1999. During the year ended October 31, 2000, the Company spent approximately $16.6 million on planned capital projects and $2.5 million to purchase 299,500 shares of its Common Stock under its existing stock repurchase plan.

The Company's capital budget for fiscal 2001 is approximately $11.7 million. Included in the fiscal 2001 budget are items that include cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility. The Company's capital expenditures for fiscal 2001 are expected to be funded from working capital and cash flows from operations; however, if needed the Company has $28.0 million available under its revolving credit facility as of October 31, 2000.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Market Risk

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company's fixed rate debt approximates the carrying amount at October 31, 2000. Management believes the potential effects of near-term changes in interest rates on the Company's fixed rate debt is not material.

The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.  Financial Statements and Supplementary Data.

                     Sanderson Farms, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                               October 31
                                                                         2000             1999
-----------------------------------------------------------------------------------------------
                                                                            (In thousands)
Assets
Current assets:
     Cash and temporary cash investments ............................$   8,643        $   7,052
     Accounts receivable, less allowance of $460,000 in
       2000 and $249,000 in 1999 ....................................   37,038           36,577
     Inventories ....................................................   50,262           47,634
      Refundable income taxes .......................................    3,783              426
      Prepaid expenses ..............................................    8,308            7,503
                                                                     ---------        ---------
Total current assets ................................................  108,034           99,192
Property, plant and equipment:
     Land and buildings .............................................  128,738          125,337
      Machinery and equipment .......................................  240,106          230,939
                                                                     ---------        ---------
                                                                       368,844          356,276
     Accumulated depreciation ....................................... (195,689)        (173,204)
------------------------------------------------------------------------------        ---------
                                                                       173,155          183,072
Other assets ........................................................      667            1,246
                                                                                      ---------
Total assets ........................................................$ 281,856        $ 283,510
                                                                     =========        =========

Liabilities and Stockholders' Equity
Current liabilities:

     Accounts payable ...............................................$  17,507        $  12,505
     Accrued expenses ...............................................   15,135           15,372
     Current maturities of long-term debt ...........................    4,058            4,043
                                                                     ---------        ---------
Total current liabilities ...........................................   36,700           31,920
Long-term debt, less current maturities .............................  107,491          104,651
Claims payable ......................................................    1,800            1,100
Deferred income taxes ...............................................   15,850           14,995
Stockholders' equity:
     Preferred Stock:
         Series A Junior Participating Preferred Stock, $100
              par value:  authorized shares-500,000; none issued
         Par value to be determined by the Board of Directors:
              authorized shares-4,500,000; none issued
     Common Stock, $1 par value:  authorized shares-100,000,000;
         issued and outstanding shares-13,632,955 in 2000 and
            13,932,455 in 1999 ......................................   13,633           13,932
     Paid-in capital ................................................    3,616            5,835
     Retained earnings ..............................................  102,766          111,077
                                                                                      ---------
Total stockholders' equity ..........................................  120,015          130,844
                                                                     ---------        ---------
Total liabilities and stockholders' equity ..........................$ 281,856        $ 283,510
                                                                     =========        =========

                             See accompanying notes.



                     Sanderson Farms, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME

                             Years Ended October 31

                                                                    2000           1999            1998
                                                                    (In thousands, except per share data)

Net sales .....................................................$ 605,911       $ 559,031       $ 521,394
Cost and expenses:
  Cost of sales ...............................................  580,136         514,162         469,429
  Selling, general and administrative .........................   26,363          21,861          20,143
                                                                  ------          ------          ------

                                                                 606,499         536,023         489,572
                                                                 -------         -------         -------

Operating income (loss) .......................................     (588)         23,008          31,822
Other income (expense):
  Interest income .............................................      213             266             341
  Interest expense ............................................   (8,195)         (6,384)         (7,721)
  Other .......................................................       69              56             (86)
                                                                      --              --             ---

                                                                  (7,913)         (6,062)         (7,466)
                                                                  ------          ------          ------
Income (loss) before income taxes and cumulative effect
  of accounting change ........................................   (8,501)         16,946          24,356
Income tax expense (benefit) ..................................   (3,164)          6,400           9,100
                                                                  ------           -----           -----
Income (loss) before cumulative effect of accounting change ...   (5,337)         10,546          15,256
Cumulative effect of accounting change (net of income
  taxes of $140,000) ..........................................     (234)              0               0
           --------                                                 ----               -               -
Net income (loss) .............................................$  (5,571)      $  10,546        $ 15,256
                                                               =========       =========        ========


Basic and diluted net income (loss) per share:
  Income (loss) before cumulative
    effect of accounting change ...............................$    (.39)      $     .75       $    1.06
  Cumulative effect of accounting change ......................     (.02)              0               0
                                                                    ----               -               -
  Net income (loss) per share .................................$    (.41)      $     .75       $    1.06
                                                               =========       =========       =========

Weighted average shares outstanding:
  Basic .......................................................   13,726          14,068          14,369
                                                                  ======          ======          ======
  Diluted .....................................................   13,726          14,121          14,426
                                                                  ======          ======          ======


                             See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                       Total
                                                         Common Stock               Paid-in         Retained       Stockholders'
                                                   Shares             Amount        Capital         Earnings           Equity
                                                  ------------------------------------------------------------------------------
                                                                  (In thousands, except shares and per share amounts)

Balance at November 1, 1997                    14,367,580          $14,368          $11,447         $ 90,956         $116,771
  Net income for year                                                                                 15,256           15,256
  Cash dividends ($.20 per share)                                                                     (2,874)          (2,874)
  Issuance of common stock                          6,000                6               58                                64
  Principal payments received on note
      receivable from ESOP                                                              265                               265
                                               --------------------------------------------------------------------------------
Balance at October 31, 1998                    14,373,580           14,374           11,770          103,338          129,482
  Net income for year                                                                                 10,546           10,546
  Cash dividends ($.20 per share)                                                                     (2,807)          (2,807)
  Issuance of common stock                         36,875               36              378                               414
  Purchase and retirement of
     common stock                                (478,000)            (478)          (6,438)                           (6,916)
  Principal payments received on note
     receivable from ESOP                                                               125                               125
                                               --------------------------------------------------------------------------------
Balance at October 31, 1999                    13,932,455           13,932            5,835          111,077          130,844
  Net loss for year                                                                                   (5,571)          (5,571)
  Cash dividends ($20 per share)                                                                      (2,740)          (2,740)
  Purchase and retirement of
     common stock                                (299,500)            (299)          (2,219)                            (2,518)
                                              ---------------------------------------------------------------------------------
Balance at October 31, 2000                   $13,632,955          $13,633          $ 3,616         $102,766          $120,015
                                              =================================================================================

                                                    See accompanying notes.



                              SANDERSON FARMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years   Ended October 31
                                                                         2000              1999              1998
                                                                                      (In thousands)

Operating activities

Net income (loss)                                                     $ (5,571)         $ 10,546          $ 15,256
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Cumulative effect of accounting change                                   374                 0                 0
  Depreciation and amortization                                         26,432            24,736            23,241
  Provision for losses on accounts receivable                            1,413               124               240
  Deferred income taxes                                                    340               600             2,710
  Change in assets and liabilities:
     Increase in accounts receivable                                    (1,874)           (5,678)             (329)
     (Increase) decrease in inventories                                 (2,628)           (4,755)            1,331
     (Increase) decrease in prepaid expenses                            (3,647)              263                63
     (Increase) decrease in other assets                                    30              (422)              329
     Increase in accounts payable                                        5,002             6,612               281
     Increase (decrease) in accrued expenses and claims payable            463              (234)            7,161
                                                                           ---              ----             -----
Total adjustments                                                       25,905            21,246            35,027
                                                                        ------            ------            ------
Net cash provided by operating activities                               20,334            31,792            50,283

Investing activities

Capital expenditures                                                   (16,557)          (28,627)          (23,673)
Net proceeds from sale of property and equipment                           217               474               202
                                                                           ---               ---               ---
Net cash used in investing activities                                  (16,340)          (28,153)          (23,471)

Financing activities
Long-term borrowings                                                         0            20,000                 0
Net change in revolving credit                                           6,000            (7,000)          (19,000)
Principal payments on long-term debt                                    (2,950)           (3,844)           (2,998)
Principal payments on capital lease                                       (195)             (185)             (174)
Principal payments received on note
  receivable from ESOP                                                       0               125               265
Dividends paid                                                          (2,740)           (2,807)           (2,874)
Purchase and retirement of common stock                                 (2,518)           (6,916)                0
Net proceeds from common stock issued                                        0               414                64
                                                                             -               ---                --
Net cash used in financing activities                                   (2,403)             (213)          (24,717)
                                                                        ------              ----           -------
Net increase in cash and temporary cash investments                      1,591             3,426             2,095
Cash and temporary cash investments
   at beginning of year                                                  7,052             3,626             1,531
                                                                         -----             -----             -----
Cash and temporary cash investments
   at end of year                                                     $  8,643          $  7,052          $  3,626
                                                                      ========          ========          ========


Supplemental disclosure of cash flow information:
  Income taxes paid                                                   $    397          $ 10,459          $  2,834
                                                                      ========          ========          ========
  Income taxes refunded                                               $    464          $      0          $  2,474
                                                                      ========          ========          ========
  Interest paid                                                       $  8,728          $  5,844          $  7,880
                                                                      ========          ========          ========


                             See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Sanderson Farms, Inc.(the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared food items. The Company's net sales and cost of sales are significantly affected by market price fluctuations of its principal products sold and of its principal ingredients, corn and other grains.

The Company sells to retailers, distributors and fast food operators primarily in the southern and western United States. Revenue is recognized when product is shipped to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral. Shipping and handling costs are included as a component of cost of sales.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over 20 years beginning in fiscal 1998 or in full in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation." The Company will continue to qualify as a "Family Farming
Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 2001.

Stock Based Compensation: The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

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

Impact of Recently Issued Accounting Standards: Effective in fiscal 2001, FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires all derivatives to be recorded on the balance sheet at fair value. The effect of adopting this statement on the consolidated earnings and financial position of the Company will be immaterial.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," which requires that costs related to start-up activities be expensed as incurred.
Prior to October 31, 1999, the Company capitalized its start-up costs. The Company adopted the provisions of the SOP in its consolidated financial statements in the first quarter of fiscal 2000. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000) or $.02 per basic and diluted earnings per share.

2. Inventories

Inventories consisted of the following:

                                                            October 31
                                                    2000                1999
                                                    ----                ----

                                                         (In thousands)

Live poultry-broilers and breeders                 $30,004            $29,323
Feed, eggs and other                                 6,651              6,494
Processed poultry                                    5,924              3,037
Processed food                                       3,785              4,900
Packaging materials                                  3,898              3,880
                                                  --------            -------
                                                   $50,262            $47,634
                                                    ======             ======



3. Long-term Credit Facilities and Debt

Long-term debt consisted of the following:

                                                            October 31
                                                    2000                 1999
                                                    ----                 ----
                                                         (In thousands)
Revolving credit agreement with banks
  (weighted average rate of 7.6% at
  October 31, 2000)                                $72,000            $66,000
Term loan with an insurance company,
  accruing interest at 7.49%; due in
  annual principal installments of $2,850,000        8,600             11,450
Term loan with an insurance company,
  accruing interest at 6.65%; due in annual
  principal installments of $2,857,000,
  beginning in July 2004                            20,000             20,000
Note payable, accruing interest at 5%;
   due in annual installments of $161,400,
   including interest, maturing in 2009              1,169              1,269
6% Mississippi Business Investment Act
  bond-capital lease obligation                      3,480              3,675
Robertson County, Texas, Industrial
  Revenue Bonds accruing interest
  at a variable rate, 3.6% at October
   31, 2000; due in annual principal
   installments of $900,000                          6,300              6,300
                   --------                          -----              -----
                                                   111,549            108,694
Less current maturities of long-term debt            4,058              4,043
                                                     -----              -----
                                                  $107,491           $104,651
                                                  ========           ========

The Company has a $100.0 million ($28.0 million available at October 31, 2000) revolving credit agreement with five banks. The revolver extends to fiscal 2004, when the outstanding borrowings may be converted to a term loan payable in equal semi-annual installments over four years. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .20% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $3.1 million is pledged as collateral to a note payable and the capital lease obligation.

The aggregate annual maturities of long-term debt at October 31, 2000 are as follows (in thousands):

                           Fiscal Year             Amount

                             2001                $   4,058
                             2002                    4,078
                             2003                    4,144
                             2004                   24,264
                             2005                   24,285
                          Thereafter                50,720
                                                  --------
                                                  $111,549
                                                  ========
4. Income Taxes

Income tax expense (benefit) consisted of the following:

                                                      Years Ended October 31
                                                    2000        1999       1998
                                                  ------------------------------
                                                          (In thousands)

Current:
  Federal                                         $(3,600)    $ 5,200    $ 5,900
  State                                               (44)        600        490
                                                   -----------------------------
                                                   (3,644)      5,800      6,390
Deferred:
  Federal                                             325         486      2,197
  State                                                15         114        513
                                                   -----------------------------
                                                      340         600      2,710
                                                   -----------------------------
                                                   (3,304)      6,400      9,100
Less income tax expense applicable
    to cumulative effect of accounting
    change                                            140           0          0
                                                   -----------------------------
Income tax expense (benefit) applicable
    to income (loss) before cumulative
    effect of accounting change                   $(3,164)    $ 6,400    $ 9,100
                                                   =============================

Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                 October 31,
                                                               2000        1999
                                                             -------------------
                                                              (In thousands)

Deferred tax liabilities:
   Cash basis temporary differences                           $ 3,309    $ 3,503
   Property, plant and equipment                               13,694     12,371
   Prepaid and other assets                                       143        250
                                                             -------------------
Total deferred tax liabilities                                 17,146     16,124

Deferred tax assets:
   Accrued expenses and accounts receivable                     2,921      2,017
   State net operating loss and credit carryforwards              275        497
                                                             -------------------
Total deferred tax assets                                       3,196      2,514
                                                             -------------------
Net deferred tax liabilities                                  $13,950    $13,610
                                                             ===================

Current deferred tax assets
    (included in prepaid expenses)                            $ 1,900    $ 1,385
                                                             -------------------
Long-term deferred tax liabilities                             15,850     14,995
                                                             -------------------
Net deferred tax liabilities                                  $13,950    $13,610
                                                             ===================


The differences between the consolidated effective income tax rate and the federal statutory rate are as follows:

                                                       Years Ended October 31
                                                    2000       1999       1998
                                                    ---------------------------

                                                          (In thousands)

Income taxes (benefit) at statutory rate          $(3,018)   $ 5,762    $ 8,525
State income taxes (benefit)                          (19)       731      1,041
State income tax credit                                 0       (260)      (389)
Other, net                                           (267)       167        (77)
                                                 ------------------------------
Income tax expense (benefit)                      $(3,304)   $ 6,400    $ 9,100
                                                 ==============================



5. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company's Board of Directors. Total contributions to the ESOP were $840,000 and $1,100,000 in fiscal 1999 and 1998, respectively. The Company did not make a contribution to the ESOP in fiscal 2000.

The Company has a 401(k) plan which covers substantially all employees after six months of service. Participants in the plan may contribute up to the maximum allowed by IRS regulations. Effective July 1, 2000, the Company matches 100% of employee contributions to the 401(k) plan up to 3% of each employee's compensation and 50% of employee contributions between 3% and 5% of each employee's compensation. The Company's contributions to the 401(k) plan totaled $457,000 in fiscal 2000.

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

Under the Company's Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. Options granted in fiscal 2000 and 1998 have ten-year terms and vest over four years beginning one year after the date of grant. No options were granted in fiscal 1999.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.6% in fiscal 2000 and 4.4% in fiscal 1998; dividend yields of 2.7% for fiscal 2000 and 1.5% for fiscal 1998; volatility factors of the expected market price of the Company's Common Stock of
 .302 for fiscal 2000 and .260 for fiscal 1998; and a weighted-average expected life of the options of four years.

The weighted-average fair value of options granted was $1.94 in fiscal 2000 and $3.14 in fiscal 1998. The pro forma effect of the estimated fair value of the options granted was insignificant to the Company's net income (loss) and net income (loss) per share in fiscal 2000, 1999 and 1998.

A summary of the Company's stock option activity and related information is as follows:

                                                                        Weighted-Average
                                                Shares                   Exercise Price
---------------------------------------------------------------------------------------
Outstanding at November 1, 1997                538,000                        $12.51
    Granted                                    194,000                         13.00
    Exercised                                   (7,000)                        10.77
    Forfeited                                  (29,000)                        12.87
Outstanding at November 1, 1998                696,000                         12.64
    Exercised                                  (69,375)                        10.82
    Forfeited                                  (44,625)                        12.92
                                                ------
Outstanding at October 31, 1999                582,000                         12.90
   Granted                                     141,000                          7.47
   Forfeited                                   (84,000)                        11.60
Outstanding at October 31, 2000                639,000                         11.83

The exercise price of the options outstanding as of October 31, 2000 ranged from $7.47 to $15.00 per share. At October 31, 2000, the weighted average remaining contractual life of the options outstanding was 5 years and 371,500 options were exercisable.

In fiscal 2000, the Company granted 141,000 "phantom shares" to certain key management personnel. Upon exercise of a phantom share, the holder will receive a cash payment or an equivalent number of shares of the Company's Common Stock, at the Company's option, equal to the excess of the fair market value of the Company's Common Stock over the phantom share award value of $7.47 per share. The phantom shares have a ten-year term and vest over four years beginning one year after the date of grant. No compensation expense was recognized applicable to the phantom shares in fiscal 2000 because the award value exceeded the fair market value of the Company's Common Stock.

7. Shareholder Rights Agreement

On April 22, 1999, the Company adopted a shareholder rights agreement (the "Agreement") with similar terms as the previous one. Under the terms of the Agreement a one share purchase ("right") was declared as a dividend for each share of the Company's Common Stock outstanding on May 4, 1999. The rights do not become exercisable and certificates for the rights will not be issued until ten business days after a person or group acquires or announces a tender offer for the beneficial ownership of 20% or more of the Company's Common Stock. Special rules set forth in the Agreement apply to determine beneficial ownership for members of the Sanderson family. Under these rules, such a member will not be considered to beneficially own certain shares of Common Stock, the economic benefit of which is received by any member of the Sanderson family, and certain shares of Common Stock acquired pursuant to employee benefit plans of the Company.

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

8. Other Matters

The Company self-insures for losses related to workers' compensation claims with excess coverage by underwriters on a per claim and aggregate basis. Claims payable are based upon estimates of the ultimate cost of reported claims by the Company's claims administrator and totaled $5,193,000 and $4,227,000 at October 31, 2000 and 1999, respectively. Claims payable of $3,393,000 and $3,127,000 at October 31, 2000 and 1999, respectively, are included in accrued expenses in the accompanying consolidated balance sheets because the amounts are expected to be paid within one year from the respective balance sheet dates. The ultimate cost for outstanding claims may vary significantly from current estimates.

No customer accounted for more than 10% of consolidated sales for the years ended October 31, 2000, 1999 and 1998. Export sales were less than 10% of consolidated sales in each year presented.

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

On April 5, 2000, thirteen individuals claiming to be former hourly employees of the Company filed a lawsuit in the United States District Court for the Southern District of Texas claiming that the Company violated requirements of the Fair Labor Standards Act. The Plaintiffs' lawsuit also purported to represent similarly situated workers who have filed or will file consents to join the suit. At filing, 109 individuals had consented to join the lawsuit.

The lawsuit alleges that the Company (1) failed to pay its hourly employees "for time spent donning and doffing sanitary and safety equipment, obtaining and sharpening knives and scissors, working in the plant and elsewhere before and after the scheduled end of the shift, cleaning safety equipment and sanitary equipment, and walktime," and (2) altered employee time records by using an automated time keeping system. Plaintiffs further claim that the Company concealed the alteration of time records and seek on that account an equitable tolling of the statute of limitations beyond the three-year limitation period back to the date the automated time-keeping system was allegedly implemented.

Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join the lawsuit. There were 7,267 hourly workers employed at the Company's processing plants as of October 31, 2000.

On May 15, 2000, an employee of the Company filed suit against the Company in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 18 employees have filed consents to this lawsuit.

Previously, the United States Department of Labor ("DOL") filed suit against the Company in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The lawsuit was brought under the Fair Labor Standards Act and seeks recovery of overtime compensation, together with an equal amount as liquidated damages, for thirty-two live-haul employees (i.e., live-haul drivers, chicken catchers, and loader-operators) employed by the Company. The lawsuit asserted that additional overtime compensation and liquidated damages may be owed to certain employees. The lawsuit also seeks an injunction to prevent the withholding of overtime compensation to live-haul employees in the future.

The Company is vigorously defending both suits, and has denied any and all liability. Numerous affirmative defenses have been asserted against the plaintiff(s) in these matters, including the Company's reliance upon, and compliance with, the DOL's longstanding policy and practice of treating live-haul workers as exempt under the Fair Labor Standards Act. Both cases are in the early stages of discovery. Docket call concerning trial of the employees' suit has been set for July 27, 2001, while no trial date has been set for the DOL suit.

Substantially similar lawsuits have been filed against other integrated poultry companies. In addition, organizing activity conducted by the representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in this and the other lawsuits. The Company believes it has substantial defenses and is vigorously defending these lawsuits.

On September 26, 2000, three current and former contract growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of "all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so called `ranking system'." Plaintiffs allege that the Company "has defrauded plaintiffs by unilaterally imposing and utilizing the so called `ranking system' which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs." Plaintiffs further allege that they are required to accept chicks which are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

The Company is vigorously defending this action, and has removed the case to the United States District Court for the Southern District of Mississippi. The plaintiffs have filed a motion to remand, which is currently pending before the Court. The Company has invoked the arbitration provision present in the contracts signed by each of the plaintiffs.

The Company is also involved in various claims and litigation incidental to its business. Although the outcome of such matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company's consolidated results of operation or financial position.

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

Item 14.    Exhibits, Financial Statement

            Schedules, and Reports on Form 8-K.

(a)1.  FINANCIAL STATEMENTS:

       The  following   consolidated   financial   statements  of  the
Registrant are included in Item 8:

 Consolidated Balance Sheets - October 31, 2000 and 1999

 Consolidated Statements of Income - Years ended October 31, 2000, 1999 and 1998

 Consolidated Statements of Stockholders' Equity - Years ended October 31, 2000, 1999 and 1998

 Consolidated Statements of Cash Flows - Years ended October 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements - October 31, 2000

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

(a)3.  EXHIBITS:

                 The following exhibits are filed with this Annual Report or are incorporated herein by reference:

          Exhibit         Brief
          Number          Description

(1)        3-A      -     Copy of Articles of Incorporation of the Registrant, as amended.

           3-B      -     Copy of Restated By-Laws of the Registrant as of January 8, 1998.

           3-B-1    -     Copy of Restated By-Laws of the Registrant as of October 23, 2000.

(1)        4        -     Copy of Certificate of Designations of Series A Junior Participating Preferred
                          Stock of the Registrant

(2)        10-A     -     Copy of Agreement of Purchase and Sale of Assets dated March 10, 1986 among the
                          Registrant, National Prepared Foods, Inc., Trend Line Corporation, Business
                          Advisors and Investor, Inc., W. T. Hogg, Jr., W. T. Hogg, Jr. Trust for
                          Grandchildren, Noreen Mary Hogg Case Trust Under Agreement December 20, 1972
                          and Sherrie Ann Hogg Ford Trust Under Agreement December 20, 1972.

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

(2)        10-B-1   -     Copy of Contract Amendment dated December 1, 1970 between the Registrant and the City of
                          Laurel, Mississippi.

(2)        10-B-2   -     Copy of Contract Amendment dated June 11, 1985 between the Registrant and the City of
                          Laurel, Mississippi.

(2)        10-B-3   -     Copy of Contract Amendment dated October 7, 1986 between the Registrant and the City of
                          Laurel, Mississippi.

(8)        10-B-4   -     Copy of Contract Amendment dated August 16, 1994 between the Registrant and the City of
                          Laurel, Mississippi.

(2)        10-C     -     Copy of Lease Agreement dated May 19, 1964 among the Town of Collins, Covington
                          County, Mississippi and Mississippi Federated Cooperatives ALL.

(2)        10-C-1   -     Copy of Assignment of Lease and Leasehold Estate, and Conveyance of Leaseholder
                          Improvements and Other Properties, Reserving a Purchase Money Security
                          Interest, dated December 21, 1981 between M.C. Services (ALL) and Sanderson
                          Farms, Inc. (Processing Division).

(2)        10-D     -     Copy of Lease Agreement dated November 28, 1962 between the Board of
                          Supervisors of Covington County, Mississippi acting for and on behalf of
                          Supervisors Districts 1, 2, 3 and 5 of Covington County, Mississippi and
                          Mississippi Federated Cooperatives, ALL.

(2)        10-D-1   -     Copy of Contract dated October 2, 1972 between the Board of Supervisors of Covington
                          County, Mississippi, acting for and on behalf of Covington County, Mississippi and M.C. Services (ALL).

(2)        10-D-2   -     Copy of Lease Agreement dated May 1, 1976 between Supervisors Districts One, Two, Three and
                          Five of Covington County, Mississippi and M.C. Services (ALL).

(2)        10-D-3   -     Copy of Assignment of Leases and Leasehold Estate, and Conveyance of Leasehold Improvements
                          and Other Properties, Reserving a Purchase Money Security Interest, dated
                          December 21, 1981 between M.C. Services (ALL) and Sanderson Farms, Inc.
                          (Processing Division).

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

           10-E-5   -     Copy of Agreement effective November 1, 1998 between Sanderson Farms, Inc.
                          (Hammond Processing Division) and United Food and Commercial Workers Local
                          Union #210 affiliated with the United Food and Commercial Workers
                          International Union.

           10-E-6   -     Copy of Agreement effective July 26, 1999 between Sanderson Farms, Inc.
                          (Hazlehurst Processing Division) and  Laborers' International Union of North
                          America, Professional Employees Local Union #697, AFL-CIO.

           10-E-7   -     Copy of Agreement effective January 13, 2000 between Sanderson Farms, Inc.
                          (Collins Processing Division) and Laborers' International Union of North
                          America, Professional Employees Local Union #697, AFL-CIO.

           10-E-8   -     Copy of Agreement effective October 7, 1999 between Sanderson Farms, Inc.
                          (Brazos Processing Division) and the United Food and Commercial Workers
                          Local Union #408, AFL-CIO.

           10-E-9   -     Copy   of   Agreement effective January 1, 2001 between  Sanderson Farms,
                          Inc.  (Brazos  Production Division) and the Teamsters   International
                          Local #968.

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

(3)        10-F-2   -     Copy of Amendment Two to the Employee Stock Ownership Plan and Trust
                          Agreement of Sanderson Farms, Inc. and Affiliates.

(2)        10-G     -     Copy of General Employee's Profit Sharing-Retirement Trust Agreement of
                          Sanderson Farms, Inc. and Affiliates.

(6)        10-H     -     Copy of Sanderson Farms, Inc. Performance Incentive Program effective January
                          1, 1991.

(6)        10-H-1   -     Copy of Sanderson Farms, Inc. Performance Incentive Program for Sanderson
                          Farms, Inc. (Foods Division) effective November 1, 1990.

(6)        10-H-2   -     Copy of Sanderson Farms, Inc. Performance Incentive Program for Sanderson
                          Farms, Inc.(Foods Division) Retail Entree effective November 1, 1990.

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

(c)  Agreements Available Upon Request by the Commission.
     ---------------------------------------------------

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. Our audit also included the financial statement schedule listed in the index under item 14(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes accessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion the related financial statement schedule when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/Ernst & Young LLP


Jackson, Mississippi
December 7, 2000

                     Sanderson Farms, Inc. and Subsidiaries
                         Valuation and Qualifying Accounts
                                   Schedule II



          COL. A                COL. B          COL. C     COL. D     COL. E           COL. F
-----------------------------------------------------------------------------------------------
                              Balance at       Charged to  Charged to                 Balance at
                              Beginning        Costs and    Other    Deductions         End of
      Classification          of Period         Expenses   Accounts  Describe(1)        Period
-----------------------------------------------------------------------------------------------
                                                       (In Thousands)


Year ended October 31, 2000
Deducted from accounts

  receivable:
    Allowance for doubtful

      accounts

Totals                         $  249             $1,413             $1,242             $  420

Year ended October 31, 1999
Deducted from accounts

  receivable:
    Allowance for doubtful

      accounts

Totals                         $  249             $  124             $  124             $  249

Year ended October 31, 1998
Deducted from accounts

  receivable:
    Allowance for doubtful

      accounts                 $  233             $  240             $  224             $  249
Totals




(1)  Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SANDERSON FARMS, INC.




Date:  January 25, 2001                                 /s/Joe F. Sanderson, Jr.
                                                          Joe F. Sanderson, Jr.
                                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the dates indicated.

/s/ Joe F. Sanderson, Jr.      1/25/01        /s/ John H. Baker, III     1/25/01
--------------------------------------       -----------------------------------
    Joe  F. Sanderson, Jr.,                  John H. Baker, III,
    Chairman of the Board, President         Director
      and Chief Executive Officer

/s/ William R. Sanderson       1/25/01        /s/ Charles W. Ritter, Jr. 1/25/01
-------------------------------------        -----------------------------------
    William R. Sanderson, Director,          Charles W. Ritter, Jr.,
       Director of Marketing                 Director

/s/Hugh V. Sanderson           1/25/01       /s/ Rowan H. Taylor         1/25/01
-------------------------------------        -----------------------------------
    Hugh V. Sanderson, Director,             Rowan H. Taylor,
       Manager of Customer Relations         Director

/s/ Donald W. Zacharias        1/25/01       /s/ Robert Buck Sanderson   1/25/01
------------------------------------        ------------------------------------
   Donald W. Zacharias,                      Robert Buck Sanderson, Director,
      Director                               Corporate Live Production Assistant

/s/ Phil K. Livingston         1/25/01      /s/ Lampkin Butts            1/25/01
-----------------------------------------   ------------------------------------
   Phil K. Livingston,                      Lampkin Butts, Director,
     Director                               Vice President - Sales

/s/ D. Michael Cockrell        1/25/01      /s/James A. Grimes           1/25/01
---------------------------------------     ------------------------------------
   D. Michael Cockrell,                     James A. Grimes, Secretary
     Director, Treasurer and Chief          and Chief Accounting Officer
     Financial Officer