Form 10-Q
period 2001-01-31
SANDERSON FARMS INC
filed 2001-02-20
CIK 812128

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         January 31, 2001
                                   -------------------------------------

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to_______________

     Commission file number    0-16567
                           -------------------------------------------

                         Sanderson Farms, Inc.
     -----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

             Mississippi                              64-0615843
     -------------------------------              --------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

       225 North Thirteenth Avenue Laurel, Mississippi       39440
     -----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                        (601) 649-4030
     -----------------------------------------------------------------
          (Registrant's telephone number, including area code)

                              Not Applicable
    ------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                               Yes   X       No _____
                                    ----

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

     Common Stock, $1 Per Share Par Value-----13,632,955 shares outstanding as of January 31, 2001.

                                   INDEX

                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--January 31, 2001 and October 31, 2000

         Condensed consolidated statements of income (loss)--Three months ended January 31, 2001 and 2000

         Condensed consolidated statements of cash flows--Three months ended January 31, 2001 and 2000

         Notes to condensed consolidated financial statements--
         January 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                          January 31,    October 31,
                                             2001           2000
                                          --------------------------
                                          (Unaudited)     (Note 1)
                                                (In thousands)
Assets
Current assets:

  Cash and temporary cash investments      $  6,105        $  8,643
  Accounts receivable, net                   38,137          37,038
  Inventories - Note 2                       51,631          50,262
  Refundable income taxes                     3,592           3,783
  Other current assets                        8,452           8,308
                                            -------        --------
Total current assets                        107,917         108,034

Property, plant and equipment               371,442         368,844
Less accumulated depreciation              (201,886)       (195,689)
                                            -------        --------
                                            169,556         173,155

Other assets                                    635             667
                                            -------        --------

Total assets                               $278,108        $281,856
                                            =======         =======

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and
    accrued expenses                       $ 34,285        $ 32,642
                                            -------         -------
  Current maturities of long-
    term debt                                 4,063           4,058
                                             ------          ------
Total current liabilities                    38,348          36,700
                                             ------          ------

Long-term debt, less current
 maturities                                 102,383         107,491
                                            -------         -------
Claims payable                                1,800           1,800
                                            -------         -------
Deferred income taxes                        15,850          15,850
                                            -------         -------
Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,632,955           13,633          13,633
                                             ------          ------
  Paid-in capital                             3,616           3,616
                                             ------          ------
  Retained earnings                         102,478         102,766
                                            -------         -------
Total stockholders' equity                  119,727         120,015
                                            -------         -------
Total liabilities and stockholders' equity $278,108        $281,856
                                            =======         =======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                               Three Months Ended
                                                   January 31,
                                                 2001       2000
                                                 ----       ----
                                       (In thousands, except per share data)

Net sales                                       $152,081  $137,008
Cost and expenses:
  Cost of sales                                  144,560   131,180
  Selling, general and
   administrative                                  5,182     6,173
                                                 -------   -------
                                                 149,742   137,353
   OPERATING INCOME(LOSS)                          2,339      (345)
                                                 -------   -------
Other income (expense):
  Interest income                                    131        70
  Interest expense                                (2,027)   (1,678)
  Other                                              169        58
                                                 -------   -------
                                                  (1,727)   (1,550)

   INCOME (LOSS) BEFORE INCOME TAXES AND
       CUMULATIVE EFFECT OF ACCOUNTING CHANGE        612    (1,895)

Income tax expense (benefit)                         228      (713)
                                                 -------   -------

   NET INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE                   384    (1,182)

Cumulative effect of accounting change (net
     of income taxes of $140,000)                      0      (234)
                                                 -------   --------
   NET INCOME (LOSS)                            $    384  $ (1,416)
                                                 =======   =======

Earnings (loss) per share:
 Basic and diluted earnings (loss) before
  cumulative effect of accounting change        $    .03   $  (.08)

 Cumulative effect of accounting change                0      (.02)
                                                 -------   -------
 Basic and diluted earnings (loss)              $    .03  $   (.10)
                                                 =======   =======

Dividends per share                             $    .05  $    .05
                                                 =======   =======

Basic weighted average shares outstanding         13,633    13,858
                                                 =======   =======

Diluted weighted average shares outstanding       13,640    13,858
                                                 =======   =======


See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                    Three Months Ended
                                                        January 31,

                                                     2001       2000
                                                     ----       ----
                                                     (In thousands)

Operating activities
Net income(loss)                                  $    384    $(1,416)

Adjustments to reconcile net income to net
  cash provided by operating activities:
   Cumulative effect of accounting change                0        234
   Depreciation and amortization                     6,525      6,518
   Change in assets and liabilities:
     Increase in accounts receivable                (1,099)      (103)
     Increase in inventories                        (1,369)      (907)
     (Increase) decrease in refundable
      income taxes                                     191       (721)
     (Increase) decrease in other assets              (155)        44
     Increase in accounts payable and
      accrued expenses                               1,643      2,715
                                                     -----      -----
Total adjustments                                    5,736      7,780
                                                     -----      -----
Net cash provided by operating activities            6,120      6,364

Investing activities
 Net proceeds from sales of property and equipment       3          1
 Capital expenditures                               (2,886)    (3,632)
                                                    ------     ------
 Net cash used in investing activities              (2,883)    (3,631)

Financing activities
 Principal payments on long-term debt                 (103)      (100)
 Net change in revolving credit                     (5,000)    (3,000)
 Retirement of common stock                              0     (1,331)
 Dividends paid                                       (672)      (689)
                                                    ------     ------
Net cash used in financing activities               (5,775)    (5,120)
                                                    ------     ------
Net (decrease) in cash and temporary
    cash investments                                (2,538)    (2,387)
Cash and temporary cash investments
    at beginning of period                           8,643      7,052
                                                    ------     ------
Cash and temporary cash investments
    at end of period                               $ 6,105    $ 4,665
                                                    ======     ======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2001

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

The condensed consolidated balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         January 31,         October 31,
                                            2001                2000
                                            ----                ----
                                                 (In thousands)

     Live poultry-broilers and breeders   $31,074            $30,004
     Feed, eggs and other                   6,599              6,651
     Processed poultry                      5,898              5,924
     Processed food                         4,040              3,785
     Packaging materials                    4,020              3,898
                                           ------             ------
                                          $51,631            $50,262
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

NOTE 4-IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred.
Prior to October 31, 1999, the Company capitalized its start-up costs. The Company adopted the provisions of the SOP in its consolidated financial statements in the first quarter of fiscal 2000 which resulted in a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000) or $.02 per basic and diluted earnings per share.

The Company adopted provisions of FASB No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal 2001. The adoption of this statement had no effect on the consolidated earnings and financial position of the Company.

5.  OTHER MATTERS

On June 15, 2000, the Company delivered to two banks a guaranty of $3.2 million on a $13.5 million loan (the "Loan") under a credit agreement from those banks to the Estate of Joe Frank Sanderson, a co-founder and former member of the Company's Board of Directors. The Estate collateralized the Loan with 3,229,672 shares of Common Stock of the Company and agreed to indemnify the Company against any loss from such guaranty. Under the terms of the agreement, the market price of the Company's Common Stock as of January 31, 2001 was sufficient for the Company to be released from its guaranty.

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

Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join in the lawsuit. There were 6,978 hourly workers employed at the Company's processing plants as of January 31, 2001.

On May 15, 2000, an employee of the Company filed suit against the Company in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 18 employees have filed consents to this lawsuit.

Previously, the United States Department of Labor ("DOL") filed a similar suit against the Company in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The lawsuit was brought under the Fair Labor Standards Act and seeks recovery of overtime compensation, together with an equal amount as liquidated damages, for thirty-two live-haul employees (i.e., live-haul drivers, chicken catchers, and loader-operators) employed by the Company. The lawsuit asserted that additional overtime compensation and liquidated damages may be owed to certain employees. The lawsuit also seeks an injunction to prevent the withholding of overtime compensation to live-haul employees in the future.

The Company is vigorously defending both suits, and has denied any and all liability. Numerous affirmative defenses have been asserted against the plaintiff(s) in these matters, including the Company's reliance upon, and compliance with, the DOL's longstanding policy and practice of treating live-haul workers as exempt under the Fair Labor Standards Act. Both cases are in the early stages of discovery. On January 18, 2001, the United States District Court for the Southern District of Texas granted the Company's request to move the suit pending before that court to the Southern District of Mississippi, Hattiesburg Division. The Company had filed its motion to transfer the case, and may seek to have that case consolidated with the substantially similar DOL case now pending before the Mississippi court.

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

The Company is vigorously defending this action, and has removed the case to the United States District Court for the Southern District of Mississippi. The plaintiffs have filed a motion to remand, which is currently pending before the Court. The Company has invoked the arbitration provision present in the contracts signed by each of the plaintiffs. As with the wage and hour lawsuits discussed above, substantially similar lawsuits have been filed against other integrated poultry companies.

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 2000.

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

(4) Various inventory risks due to changes in market conditions.
--- ------- --------- ----- --- -- ------- -- ------ -----------

(5) Changes in and effects of competition, which is significant in all markets in which the Company competes with regional and national firms, some of which have greater financial and marketing resources than the Company.

(6) Changes in accounting policies and practices adopted voluntarily by the Company or required to be adopted by accounting principles generally accepted in the United States.

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

Results of Operation

Net sales for the first quarter of fiscal 2001 were $152.1 million as compared to $137.0 million for the same quarter during fiscal 2000, an increase of $15.1 million or 11.0%. This increase resulted from an increase in the pounds of poultry products sold of 6.6%, an increase in the net sales price of poultry products of 5.3% and an increase in the net sales price of prepared food products of 2.7%. The increase in the pounds of poultry products sold resulted from an increase in the number of chickens processed primarily from the expansion of the Brazos, Texas Processing Plant during the second half of fiscal 2000 and an increase in the average live weight of chickens processed. In addition, during the first quarter of fiscal 2000 the Company had implemented a planned decrease in the number of chickens processed as compared to the number of chickens processed during the first quarter of fiscal 1999. Although a simple average of the Georgia dock whole bird prices for the first quarter of fiscal 2001 reflect an increase of 5.2%, the industry experienced a decrease of 11.3% in the average sale price for boneless breast meat. The Company expects the relative softness in the poultry markets to continue through the first half of fiscal 2001. Net sales of prepared food products sold increased to $17.8 million from $17.3 million or 2.5% during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. This increase is attributable to the increase in the average sales price of prepared food products of 2.7%.

Cost of sales for the three months ended January 31, 2001 as compared to the same three months during fiscal 2000 increased $13.4 million or 10.2%. This increase in the Company's cost of sales resulted primarily from the increase in the pounds of poultry products sold of 6.6%, an increase in the processing cost of poultry products related to the Company's increased presence in the chill pack market and an increase in average feed costs. Corn and soybean meal cash market prices reflected an increase of 6.6% and 18.6%, respectively, during the three months ended January 31 2001 as compared to the three months ended January 31, 2000. Cost of sales of prepared food products increased $.5 million or 3.6% during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

Selling, general and administrative expense for the first quarter of fiscal 2001 decreased $991,000 or 16.1%, as compared to the first quarter of fiscal 2000. This decrease was primarily due to a planned reduction in the Company's advertising expenditures during the three months ended January 31, 2001 as compared to the same period in fiscal 2000.

The Company's operating income for the first quarter of fiscal 2001 was $2.3 million as compared to an operating loss of $345,000 during the first quarter of fiscal 2000, an improvement of $2.7 million. The improvement in the Company's operating margin reflects continued strong performance by our prepared foods division, and slightly higher average sale prices of poultry products, which were partially offset by the increase in average feed cost referred to above. In addition, the Company benefited from a reduced level of advertising expenditures during the three months ended January 31, 2001 as compared to the three months ended January 31, 2000. However, our poultry operations continue to be affected by the relatively soft poultry market we have experienced since the end of fiscal 1999. The softness in the poultry markets, primarily due to an oversupply of chicken and other meats, has had a significant impact on our margins during that period. We expect the current market environment and oversupply of poultry to continue to affect our operations through the first half of fiscal 2001.

Interest expense increased $349,000 during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

The Company adopted the AICPA Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the first quarter of fiscal 2000. The effect of adopting SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000.00 (net of income taxes of $140,000.00).

The effective tax rate for the three months ended January 31, 2001 was 37.3% as compared to 37.6% for the three months ended January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, the Company's working capital was $69.6 million and its current ratio was 2.8 to 1, as compared to working capital of $71.3 million and a current ratio of 2.9 to 1 at October 31, 2000. During the three months ended January 31, 2001, the Company spent approximately $2.9 million on planned capital projects.

The Company's capital budget for fiscal 2001 was increased to $12.0 million from $11.7 million. The increase of $.3 million pertains to items not approved at the beginning of fiscal 2001, pending justification, field trial and alternate costing. The Company's capital expenditures for fiscal 2001 are expected to be funded from working capital and cash flows from operations; however, if needed the Company has $33.0 million available under its revolving credit facility as of January 31, 2001.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 2000 Annual Report on 10K.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report

               Exhibit 15a Independent Accountants' Review Report on Interim
                Financial Information

               Exhibit 15b Accountants' Letter re:  Unaudited Financial
                Information

          (b) The Company did not file any reports on Form 8-K during the three months ended January 31, 2001.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                      _____ SANDERSON FARMS, INC. _______

                                                (Registrant)

Date: February 20, 2001            By:/s/D. Michael Cockrell
                                         Treasurer and Chief Financial Officer

Date: February 20, 2001                By:/s/James A. Grimes
                                         Secretary and Principal
                                          Accounting Officer

EXHIBIT 15a

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ON INTERIM
FINANCIAL INFORMATION

Shareholders and
 Board of Directors

Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2001, and the related condensed consolidated statements of income (loss) and cash flows for the three-month periods ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated December 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /S/ERNST & YOUNG  LLP

Jackson, Mississippi
February 15, 2001

EXHIBIT 15b

Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post Effective Amendment No. 1 to Registration Statement (Form S-8 No. 33-67474) pertaining to the Sanderson Farms, Inc. and affiliates Stock Option Plan of our report dated February 15, 2001 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended January 31, 2001.






ERNST & YOUNG LLP

Jackson, Mississippi
February 15, 2001