Form 10-Q
period 2001-04-30
SANDERSON FARMS INC
filed 2001-05-24
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended      April 30, 2001

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


[GRAPHIC OMITTED]
                        (601) 649-4030
          (Registrant's telephone number, including area code)


[GRAPHIC OMITTED]
                              Not Applicable
     (Former name, former address and former fiscal year, if changed since last report.)

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value-----13,591,955 shares outstanding as of April 30, 2001.

                                      INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--April 30, 2001 and October 31, 2000

         Condensed consolidated statements of income (loss)--Three months ended April 30, 2001 and 2000; Six months ended April 30, 2001 and 2000

         Condensed consolidated statements of cash flows--Six months ended April 30, 2001 and 2000

         Notes to condensed consolidated financial statements--
         April 30, 2001 and 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures of Market Risks

PART II  OTHER INFORMATION

Item 1.  Legal Matters

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Matters

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          April 30,     October 31,
                                            2001           2000
                                          ------------------------
                                         (Unaudited)      (Note 1)
                                              (In thousands)

Assets
Current assets
  Cash and temporary cash investments .   $   8,604    $   8,643
  Accounts receivables, net ...........      37,157       37,038
  Inventories - Note 2 ................      52,179       50,262
  Refundable income taxes .............         642        3,783
  Other current assets ................       9,470        8,308
                                            -------      -------
Total current assets ..................     108,052      108,034

Property, plant and equipment .........     373,568      368,844
Less accumulated depreciation .........    (207,274)    (195,689)
                                            -------      -------
                                            166,294      173,155

Other assets ..........................         630          667
                                            -------      -------

Total assets ..........................   $ 274,976    $ 281,856
                                            =======      =======

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses ..................   $  32,083    $  32,642
  Current maturities of long-
    term debt .........................       4,063        4,058
                                            -------      -------
Total current liabilities .............      36,146       36,700

Long-term debt, less current maturities      97,532      107,491
Claims payable ........................       1,800        1,800
Deferred income taxes .................      15,850       15,850

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,591,955
   and 13,632,955 at April 30, 2001 and
   October 31, 2000, respectively .....      13,592       13,633
  Paid-in capital .....................       3,251        3,616
  Retained earnings ...................     106,805      102,766
                                            -------      -------
Total stockholders' equity ............     123,648      120,015
                                            -------      -------
Total liabilities and stockholders' equity $274,976    $ 281,856
                                            =======      =======

See notes to condensed consolidated financial statements

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                               Three Months Ended          Six Months Ended
                                    April 30,                  April 30,
                                 2001       2000            2001       2000
                               ------------------          -----------------
                                  (In thousands, except per share data)

Net sales                      $163,583  $139,781        $315,664   $276,789

Cost and expenses:
  Cost of sales ..............  147,352   137,809         291,912    268,989
  Selling, general and
   administrative ............    6,163     7,144          11,345     13,317
                                -------   -------         -------    -------

                                153,515   144,953         303,257    282,306
                                -------   -------         -------    -------

    OPERATING INCOME (LOSS) ..   10,068    (5,172)         12,407     (5,517)
Other income (expense):
  Interest income ............       59        24             190         94
  Interest expense ...........   (1,880)   (2,010)         (3,907)    (3,688)
  Other ......................     (243)      (17)            (74)        41
                                -------   -------         -------    -------
                                 (2,064)   (2,003)         (3,791)    (3,553)
                                -------   -------         -------    -------

    INCOME (LOSS) BEFORE
     INCOME TAXES AND
     CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE ....    8,004    (7,175)          8,616     (9,070)

Income tax expense (benefit)..    2,986    (2,678)          3,214     (3,392)
                                -------   -------         -------    -------

    NET INCOME (LOSS) BEFORE
     CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE .......    5,018    (4,497)          5,402     (5,678)

Cumulative effect of accounting
  change (net of income taxes
  of $140,000) ...............        0         0               0       (234)
                                -------   -------         -------    -------

    NET INCOME (LOSS) ........ $  5,018  $ (4,497)       $  5,402    $(5,912)
                                =======   =======         =======    =======

Earnings (loss) per share:
  Basic and diluted earnings
   (loss) before cumulative
   effect of accounting change.$    .37  $   (.33)       $    .40    $  (.41)

  Cumulative effect of
   accounting change ..........       0         0               0       (.02)
                                -------   -------         -------     ------

  Basic and diluted earnings
   (loss) .....................$    .37  $   (.33)       $    .40    $  (.43)
                                =======   =======         =======     ======

Dividends per share ...........$    .05  $    .05        $    .10    $   .10
                                =======   =======         =======     ======

Basic weighted average
  shares outstanding ..........  13,601    13,739          13,617     13,800
                                =======   =======         =======     ======

Diluted weighted average
  shares outstanding ..........  13,636    13,739          13,640     13,800
                                =======   =======         =======     ======

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                     Six Months Ended
                                                         April 30,
                                                     2001        2000
                                                     ----------------
                                                     (In thousands)

Operating activities
 Net income(loss) ............................... $  5,402    $(5,912)

 Adjustments to reconcile net income (loss)to net
  cash provided by operating activities:
   Cumulative effect of accounting change .......        0        234
   Depreciation and amortization ................   12,994     13,065
    Change in assets and liabilities:
     (Increase) decrease in accounts receivable, net  (119)     4,037
     Increase in inventories ....................   (1,917)    (5,622)
     (Increase)decrease in refundable income taxes   3,141     (2,839)
     Increase in other assets ...................   (1,212)       (34)
     Decrease in accounts payable and
      accrued expenses ..........................     (559)       (77)
                                                    ------     ------
 Total adjustments ..............................   12,328      8,764
                                                    ------     ------
Net cash provided by operating activities .......   17,730      2,852

Investing activities
 Net proceeds from sales of property and equipment      57         66
 Capital expenditures ...........................   (6,103)    (9,847)
                                                    ------     ------
 Net cash used in investing activities ..........   (6,046)    (9,781)

Financing activities
 Principal payments on long-term debt ...........   (2,954)    (2,950)
 Net change in revolving credit .................   (7,000)     7,000
 Retirement of common stock .....................     (406)    (1,727)
 Dividends paid .................................   (1,363)    (1,377)
                                                    ------     ------
Net cash provided by (used in)financing
    activities ..................................  (11,723)       946
                                                    ------     ------
Net decrease in cash and temporary cash
    investments .................................      (39)    (5,983)
Cash and temporary cash investments
    at beginning of period ......................    8,643      7,052
                                                   -------     ------

Cash and temporary cash investments
    at end of period ............................  $ 8,604    $ 1,069
                                                   =======    =======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 April 30, 2001
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000.

The consolidated balance sheet at October 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          April 30,         October 31,
                                             2001               2000
                                             ----               ----
                                                  (In thousands)


     Live poultry-broilers and breeders   $32,704            $30,004
     Feed, eggs and other                   6,723              6,651
     Processed poultry                      4,960              5,924
     Processed food                         3,887              3,785
     Packaging materials                    3,905              3,898
                                            -----              -----
                                          $52,179            $50,262
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

NOTE 4--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred.
Prior to October 31, 2000, the Company capitalized its start-up costs. The Company adopted the provisions of the SOP in its financial statements in the first quarter of fiscal 2000. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000) or $.02 per basic and diluted earnings per share.

The Company adopted provision of FASB No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal 2001. The adoption of this statement had no effect on the consolidated earnings and financial position of the company.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 2000.

This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to the following:

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

RESULTS OF OPERATION

During the three months ended April 30, 2001 as compared to the three months ended April 30, 2000, the Company's net sales were $163.6 million as compared to $139.8 million. This increase in the Company's net sales of $23.8 million or 17.0% resulted from an increase in the pounds of poultry products sold of 11.7% and an increase in the average sales price of the Company's poultry products of 8.8%. The increase in the pounds of poultry products sold resulted from an increase in the number of chickens processed primarily from the expansion of the Brazos, Texas processing plant during the second half of fiscal 2000 and an increase in the average live weight of chickens processed. Production during the three and six months ended April 30, 2000 was also impacted by a planned decrease in the number of chickens processed as compared to the number of chickens processed during the same periods of fiscal 1999. During the three months ended April 30, 2001 as compared to the three months ended April 30, 2000, the Company benefitted from improved selling prices of leg quarters and wings. Also, a simple average of the Georgia dock whole bird prices during the second quarter of fiscal 2001 as compared to the same quarter during fiscal 2000 reflected an increase of 7.8%. Net sales of prepared food products decreased 10.5% during the three months ended April 30, 2001 as compared to the three months ended April 30, 2000. This decrease resulted primarily from a decrease in the pounds of prepared food products sold of 12.5%, which was partially offset by an increase in the average sales price of prepared food products sold of 2.2%.

The Company's net sales for the six months ended April 30, 2001 were $315.7 million as compared to $276.8 million during the six months ended April 30, 2000, an increase of $38.9 million or 14.0%. The increase in the Company's net sales resulted from an increase in the pounds of poultry products sold of 9.2% and an increase in the average sales price of poultry products of 7.1%. During the six months ended April 30, 2001 as compared to the six months ended April 30, 2000, the average market prices for wings and leg quarters increased approximately 48.9% and 22.2%, respectively. In addition, a simple average of the Georgia dock prices during the first six months of fiscal 2001 increased 6.5% as compared to the first six months of fiscal 2000. During the same periods, net sales of prepared food products decreased $1.6 million or 4.4%, which is the net result of a decrease in the pounds of prepared food products sold of 6.7% offset by an increase in the average sale price of prepared food products of 2.5%.

Cost of sales during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 increased $9.5 million or 6.9%. The cost of sales of poultry products increased $10.7 million or 8.8% due to the increase in the pounds of poultry products sold of 11.7%. Corn and soybean meal cash market prices for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000 reflected a decrease of 5.7% and 5.8%, respectively. Cost of sales of prepared food products decreased $1.2 million or 7.4%, resulting from the decrease in the pounds of prepared food products sold of 12.5%.

Cost of sales for the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 increased $23.6 million or 8.5%. Cost of sales of poultry products increased $23.6 million or 9.9%. This increase in the cost of sales of poultry products resulted from an increase in the pounds of poultry products sold of 9.2%, an increase in the processing cost of poultry products related to the Company's increased presence in the chill pack market and higher cost of soybean meal. Corn and soybean meal cash market prices for the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 increased .1% and 5.5%, respectively. Cost of sales of prepared food products during the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 decreased $.7 million or 2.2%.

Selling, general and administrative expense for the quarter and the six months ended April 30, 2001 decreased $1.0 and $2.0 million, respectively. The decreases are due to planned reductions in the Company's advertising expenditures. In addition, the Company recorded nonrecurring bad debt expense of $1.2 million during the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe Food Distribution, Inc. on February 1, 2000.

The Company's operating income for the second quarter of fiscal 2001 was $10.1 million as compared to an operating loss of $5.2 million during the second quarter of fiscal 2000, an improvement of $15.2 million. For the six months ended April 30, 2001 as compared to the six months ended April 30, 2000, the Company's operating income increased $17.9 million. The improvement in the Company's operating income reflects a continued strong performance by our prepared foods division, a modest increase in market prices for poultry products, and marketing changes the Company implemented over the past several years as well as ongoing improvements to the Company's operations. The Company is cautiously optimistic that further improvement in market conditions will materialize as the summer months are traditionally a period of peak demand for poultry products, but such improvement can be neither guaranteed nor quantified.

Interest expense during the second quarter of fiscal 2001 was $1.9 million as compared to $2.0 million during the second quarter of fiscal 2000. For the first six months of fiscal 2001 as compared to the same period during fiscal 2000, interest expense increased $219,000 to $3.9 million. The Company expects interest expense will be lower during the second half of fiscal 2001 as compared to the same period during fiscal 2000, reflecting less debt outstanding. The Company adopted the AICPA Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the first quarter of fiscal 2000. The effect of adopting SOP 98-5 was to record a charge for the cumulative effect of a accounting change of $234,000 (net of income taxes of $140,000).

The effective tax rate for the three months and the six months ended April 30, 2001 was 37.3%. The effective tax rate for the three months and the six months ended April 30, 2000 was 37.3% and 37.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of April 30, 2001 was $71.9 million and its current ratio was 3.0 to 1. This compares to working capital of $71.3 million and a current ratio of 2.9 to 1 as of October 31, 2000. During the six months ended April 30, 2001, the Company spent approximately $6.1 million on planned capital projects.

The Company's capital budget for fiscal 2001 was increased to $13.7 million from $11.7 million. The increase of $2.0 million pertains to items not approved at the beginning of fiscal 2001 pending justification, field trial and alternate costing. A portion of the increase in the capital budget is the result of the addition of certain equipment related to the Company's retail chill pack business. The Company expects to fund capital expenditures for fiscal 2001 from working capital and cash flow from operations. The Company has available, if needed, $35 million in its revolving credit facility as of April 30, 2001.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 2000 Annual Report on 10K.

PART II.  OTHER INFORMATION

Item 1.  Legal Matters

As previously reported in Note 8 to the financial statements included in the Registrant's Annual Report on Form 10-K for its fiscal year ended October 31, 2000, and included by reference in Item 3 in such Annual Report, on April 5, 2000, thirteen individuals claiming to be former hourly employees of the Company filed a lawsuit in the United States District Court for the Southern District of Texas claiming that the Company violated requirements of the Fair Labor Standards Act. The Plaintiffs' lawsuit also purported to represent similarly situated workers who have filed or will file consents to join the suit. At filing, 109 individuals had consented to join the lawsuit. The lawsuit alleges that the Company (1) failed to pay its hourly employees "for time spent donning and doffing sanitary and safety equipment, obtaining and sharpening knives and scissors, working in the plant and elsewhere before and after the scheduled end of the shift, cleaning safety equipment and sanitary equipment, and walktime," and (2) altered employee time records by using an automated time keeping system. Plaintiffs further claim that the Company concealed the alteration of time records and seek on that account an equitable tolling of the statute of limitations beyond the three-year limitation period back to the date the automated time-keeping system was allegedly implemented. Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join the lawsuit. There were 7,267 hourly workers employed at the Company's processing plants as of October 31, 2000.

On April 24, 2001, the court granted the Company's Motion for Summary Judgment in this suit and ruled in favor of the Company on all counts. The plaintiffs have the right to appeal this decision, and as of the date of this filing the time for filing an appeal had not lapsed.

As previously reported in Note 8 to the financial statements included in the Registrant's Annual Report on Form 10-K for its fiscal year ended October 31, 2000, and included by reference in Item 3 in such Annual Report, on May 15, 2000, an employee of the Company filed suit against the Company in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages (the "Texas Case"). Approximately 18 employees have filed consents to this lawsuit. Previously, the United States Department of Labor ("DOL") filed suit against the Company in the United States District Court for the Southern District of Mississippi, Hattiesburg Division on substantially the same grounds. The lawsuits were brought under the Fair Labor Standards Act and seek recovery of overtime compensation, together with an equal amount as liquidated damages, for certain live-haul employees (i.e., live-haul drivers, chicken catchers, and loader-operators) employed by the Company. The DOL lawsuit asserted that additional overtime compensation and liquidated damages may be owed to certain employees. The DOL lawsuit also seeks an injunction to prevent the withholding of overtime compensation to live-haul employees in the future.

On January 18, 2001, the United States District Court for the Southern District of Texas granted the Company's motion to transfer the Texas Case to the United States District Court for the Southern District of Mississippi. Following the transfer of the case, the Company filed a motion with the Mississippi court requesting that the two cases be consolidated, which motion was granted on April 2, 2001. A scheduling order has been entered in this case with a tentative trial date set for the spring of 2002.

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


Item 4:  Submission of Matters to a Vote of Security Holders

At the 2000 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 15, 2001, the shareholders elected the following persons to the Company's Board of Directors by the votes indicated below:

                 Name                   For                 Withheld

           Robert Buck Sanderson     12,417,571               7,588
           William R. Sanderson      12,417,173               7,986
           Donald W. Zacharias       12,407,256              17,903

By a vote of 12,400,648 for, 12,820 against, and 11,691 abstaining, the shareholders ratified the Board's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 2001.

Item 5:  Other Matters

Joe Frank Sanderson, a co-founder of the Company and a member of its Board of Directors, died on January 4, 1998. The 3,229,672 shares of Common Stock of the Company that Mr. Sanderson owned of record are now owned of record by the Estate of Joe Frank Sanderson, deceased (the "Estate"). The co-executors of the Estate are Mr. Sanderson's sons, Joe F. Sanderson, Jr. and William R. Sanderson (the "Co-executors"). On March 21, 2000, the Estate borrowed $13,500,000 from Harris Trust and Savings Bank and SunTrust Bank under a Credit Agreement dated as of that date (the "Credit Agreement"). The entire proceeds were used to pay the Estate's obligations to another financial institution incurred for the payment of federal and state estate taxes. The loan under the Credit Agreement is secured by the Estate's pledge of 3,214,672 shares of Common Stock of the Company. The loan requires that the ratio of the principal amount of the loan, divided by the market value of the pledged Common Stock not exceed 60%. In making this calculation, the value of the pledged Common Stock is its market value, except that if the market value is less than $5.00 per share, the Common Stock is deemed to have no collateral value. In addition, in making this calculation, the principal amount of the loan is reduced by any cash collateral held by the banks, and also by the principal amount of any guaranty of the loan that the Company may decide to provided to the banks.

On March 30, 2001, the Estate entered into a First Amendment to the Credit Agreement and Term Notes between the Estate and the Banks. This amendment, among other things, provides for an extension of the first principal payment date from April 1, 2001 to April 1, 2002, and provides for the addition of certain real estate owned by the Estate as additional security for the loan. Pursuant to this amendment, the principal amount of the loan will be repaid in sixteen (16) consecutive quarterly installments beginning April 1, 2002, rather than twenty
(20) installments as previously provided.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed with this report

               Exhibit 15a - Independent Accountants'Review Report on Interim
                Financial Information

               Exhibit 15b - Accountants'letter re: Unaudited Financial
                Information

          (b) The Company did not file any reports on Form 8-K during the three months ended April 30, 2001.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: May 24, 2001                       By:/s/D. Michael Cockrell
                                             Treasurer and Chief
                                             Financial Officer



Date: May 24, 2001                       By:/s/ James A. Grimes
                                             Secretary and Principal
                                             Accounting Officer

EXHIBIT 15a


INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2001, and the related condensed consolidated statements of income (loss) for the three-month and six-month periods ended April 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2000, and the related consolidated statements of income, stockholders equity and cash flows for the year then ended (not presented herein) and in our report dated December 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                      /s/ERNST & YOUNG LLP

Jackson, Mississippi
May 18,2001

EXHIBIT 15b


Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement (Form S-8 No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated May 18, 2001 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended April 30, 2001.

                                    /s/ERNST & YOUNG LLP



Jackson, Mississippi
May 18, 2001