Form 10-Q
period 2001-07-31
SANDERSON FARMS INC
filed 2001-08-21
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 2001
                                   -----------------------------------

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

                               Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value-----13,576,955 shares outstanding as of July 31, 2001.

                                      INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--July 31, 2001 and October 31, 2000

         Condensed consolidated statements of income (loss)--Three months ended July 31, 2001 and 2000; Nine months ended July 31, 2001 and 2000

         Condensed consolidated statements of cash flows-Nine months ended July 31, 2001 and 2000

         Notes to condensed consolidated financial statements--
         July 31, 2001 and 2000

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

Item 5.  Other Matters

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           July 31,        October 31,
                                             2001             2000
                                           ---------------------------
                                          (Unaudited)       (Note 1)
                                                 (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $  10,402        $  8,643
  Accounts receivables, net                   35,612          37,038
  Inventories - Note 2                        57,923          50,262
  Refundable income taxes                          0           3,783
  Other current assets                         9,327           8,308
                                             -------         -------
Total current assets                         113,264         108,034

Property, plant and equipment                377,735         368,844
Less accumulated depreciation               (213,085)       (195,689)
                                             -------         -------
                                             164,650         173,155
Other assets                                     679             667
                                             -------         -------
Total assets                                $278,593        $281,856
                                            ========        ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 39,013        $ 32,642
  Current maturities of long-
    term debt                                 4,063           4,058
                                             ------          ------
Total current liabilities                    43,076          36,700

Long-term debt, less current maturities      85,532         107,491
Claims payable                                1,800           1,800
Deferred income taxes                        15,850          15,850

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,576,955
   and 13,632,955 at July 31, 2001 and
   October 31, 2000, respectively            13,577            13,633
  Paid-in capital                             3,074             3,616
  Retained earnings                         115,684           102,766
                                            -------           -------
Total stockholders' equity                  132,335           120,015
                                            -------           -------
Total liabilities and stockholders' equity $278,593          $281,856
                                            =======           =======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                               Three Months Ended         Nine Months Ended
                                    July 31,                  July 31,
                                  2001     2000            2001        2000
                                -----------------        ------------------
                                   (In thousands, except per share data)

Net sales                      $183,692  $158,422        $499,356   $435,211

Cost and expenses:
  Cost of sales                 160,409   158,916         452,321    427,905
  Selling, general and
   administrative                 6,595     6,064          17,940     19,381
                                -------   -------         -------    -------

                                167,004   164,980         470,261    447,286
                                -------   -------         -------    -------

    OPERATING INCOME (LOSS)      16,688    (6,558)         29,095    (12,075)
Other income (expense):
  Interest income                   101        15             291        109
  Interest expense               (1,625)   (2,242)         (5,532)    (5,930)
  Other                              80       (87)              6        (46)
                                -------   -------         -------    -------
                                 (1,444)   (2,314)         (5,235)    (5,867)
                                -------   -------         -------    -------

    INCOME (LOSS) BEFORE
     INCOME TAXES AND
     CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE        15,244    (8,872)         23,860    (17,942)

Income tax expense (benefit)      5,685    (3,244)          8,899     (6,636)
                                -------   -------         -------    -------

    NET INCOME (LOSS) BEFORE
     CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE            9,559    (5,628)         14,961    (11,306)

Cumulative effect of accounting
  change (net of income taxes
  of $140,000)                        0         0               0       (234)
                                -------   -------         -------    -------

    NET INCOME (LOSS)          $  9,559  $ (5,628)       $ 14,961   $(11,540)
                                =======   =======         =======    =======

Earnings (loss) per share:
  Basic and diluted earnings
   (loss) before cumulative
   effect of accounting change $    .70  $   (.41)        $   1.10   $   (.82)

  Cumulative effect of
   accounting change                  0         0                0       (.02)
                                -------- --------          -------    -------

  Basic and diluted
   earnings (loss)             $    .70  $   (.41)       $   1.10    $  (.84)
                                =======   =======         =======     ======

Dividends per share            $    .05  $    .05        $    .15    $   .15
                                =======   =======         =======     ======

Basic weighted average
  shares outstanding             13,579    13,671          13,605     13,756
                                =======   =======         =======     ======

Diluted weighted average
  shares outstanding             13,653    13,671          13,640     13,756
                                =======   =======         =======     ======

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                    Nine Months Ended
                                                         July 31,
                                                     2001        2000
                                                     ----------------
                                                     (In thousands)

Operating activities
 Net income(loss)                                 $ 14,961   $(11,540)

 Adjustments to reconcile net income (loss)to net
  cash provided by operating activities:
   Cumulative effect of accounting change                0        234
   Depreciation and amortization                    19,363     19,788
    Change in assets and liabilities:
     (Increase) decrease in accounts receivable, net 1,426       (804)
     Increase in inventories                        (7,661)    (4,073)
     (Increase)decrease in refundable income taxes   3,783     (6,128)
     Increase in other assets                       (1,162)      (264)
     Increase in accounts payable and
      accrued expenses                               6,371      3,860
                                                    ------     ------
 Total adjustments                                  22,120     12,613
                                                    ------     ------
Net cash provided by operating activities           37,081      1,073

Investing activities
 Net proceeds from sales of property and equipment      59        117
 Capital expenditures                              (10,786)   (13,427)
                                                    ------     ------
 Net cash used in investing activities             (10,727)   (13,310)

Financing activities
 Principal payments on long-term debt               (2,954)    (2,950)
 Net change in revolving credit                    (19,000)    18,000
 Retirement of common stock                           (599)    (2,518)
 Dividends paid                                     (2,042)    (2,058)
                                                    ------     ------
Net cash provided by (used in) financing
    activities                                     (24,595)    10,474
                                                    ------     ------
Net increase (decrease) in cash and temporary
    cash investments                                 1,759     (1,763)
Cash and temporary cash investments
    at beginning of period                           8,643      7,052
                                                    ------     ------

Cash and temporary cash investments
    at end of period                               $10,402    $ 5,289
                                                    ======     ======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  July 31, 2001
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

The consolidated balance sheet at October 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          July 31,         October 31,
                                            2001              2000
                                         ----------------------------
                                                 (In thousands)


     Live poultry-broilers and breeders   $34,069            $30,004
     Feed, eggs and other                   7,042              6,651
     Processed poultry                      8,327              5,924
     Processed food                         4,243              3,785
     Packaging materials                    4,242              3,898
                                          -------            -------
                                          $57,923            $50,262
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

RESULTS OF OPERATION

Net sales for the three months ended July 31, 2001 and the three months ended July 31, 2000 were $183.7 million and $158.4 million, respectively. This increase in the Company's net sales of $25.3 million or 16.0% resulted from an increase in the pounds of poultry products sold of 4.2% and an increase in the average sales price of the Company's poultry products of 13.9%. The increase in the pounds of poultry products sold resulted from an increase in the average live weight of chickens processed. During the three months ended July 31, 2001 as compared to the three months ended July 31, 2000, the Company benefitted from improved selling prices of leg quarters and wings. Also, a simple average of the Georgia dock whole bird prices during the third quarter of fiscal 2001 as compared to the same quarter during fiscal 2000 reflected an increase of 7.3%. Net sales of prepared food products increased 9.7% during the three months ended July 31, 2001 as compared to the three months ended July 31, 2000. This increase resulted primarily from an increase in the average sales price of prepared food products sold of 10.8%.

The Company's net sales for the nine months ended July 31, 2001 were $499.4 million as compared to $435.2 million during the nine months ended July 31, 2000, an increase of $64.2 million or 14.7%. The increase in the Company's net sales resulted from an increase in the pounds of poultry products sold of 7.4% and an increase in the average sales price of poultry products of 9.4%. The increase in the pounds of poultry products sold resulted from an increase in the number of chickens processed primarily from the expansion of the Brazos, Texas processing plant during the second half of fiscal 2000 and an increase in the average live weight of chickens processed. During the nine months ended July

31, 2001 as compared to the nine months ended July 31, 2000 the average market prices for wings and leg quarters increased approximately 68.5% and 31.7%, respectively. In addition, a simple average of the Georgia Dock prices for whole birds during the first nine months of fiscal 2001 increased 7.0% as compared to the first nine months of fiscal 2000. During the same periods, net sales of prepared food products decreased $455,000, which is the net result of a decrease in the pounds of prepared food products sold of 4.6% offset by an increase in the average sale price of prepared food products of 5.7%.

Cost of sales for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000 increased $1.5 million despite the increase in sales pounds referred to above. Cost of sales of poultry products increased approximately $2.0 million or 1.4% during the third quarter of fiscal 2001 as compared to the same period during fiscal 2000. The average cost of feed grains were not significantly different during the three months ended July 31, 2001 as compared to the three months ended July 31, 2000. Cost of sales of prepared food products decreased approximately $542,000 or 3.0% during the third quarter of fiscal 2001. The lower average cost of sales of poultry products and prepared food products reflect improved operating performance.

Cost of sales for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 increased $24.4 million or 5.7%. Cost of sales of poultry products increased $25.6 million or 6.7%. This increase in the cost of sales of poultry products resulted from an increase in the pounds of poultry products sold of 7.4%. Corn and soybean meal cash market prices for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 reflect a decrease of .2% and an increase of 3.0%, respectively. Cost of sales of prepared food products during the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000 decreased $1.2 million or 2.5%.

Selling, general and administrative expenses for the quarter ended July 31, 2001 were $6.6 million, an increase of $531,000 over to the same quarter during fiscal 2000. This increase resulted principally from accruals during the quarter by the Company for a contribution for the current fiscal year into the Company's Employee Stock Ownership Plan and contributions to the Company's 401(k) plan. The Company did not accrue for contributions to the Employee Stock Ownership Plan in fiscal 2000 because of operating losses. Selling, general and administrative expenses for the nine months ended July 31, 2001 as compared to the same period during fiscal 2000 decreased $1.4 million. This decrease is the result of a planned reduction in the Company's advertising expenditures. In addition the Company recorded a nonrecurring bad debt expense of $1.2 million during the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe Food Distribution, Inc. on February 1, 2000. These items were partially offset by the Company's increased expense for the nine months ended July 31, 2001 applicable to the 401(k) plan and the Employee Stock Ownership Plan.

The Company's operating income for the third quarter of fiscal 2001 was $16.7 million as compared to an operating loss of $6.6 million during the second quarter of fiscal 2000, an improvement of $23.2 million. For the nine months ended July 31, 2001 as compared to the nine months ended July 31, 2000, the Company's operating income increased $41.2 million. The improvement in the Company's operating income reflects a continued strong performance by our prepared foods division, a significant increase in market prices for leg quarters and wings, and marketing changes the Company implemented over the past several years as well as ongoing improvements to the Company's operations.

Interest expense during the third quarter of fiscal 2001 was $1.6 million as compared to $2.2 million during the third quarter of fiscal 2000. For the first nine months of fiscal 2001 as compared to the same period during fiscal 2000, interest expense decreased $398,000 to $5.5 million. The Company expects interest expense will be lower during fourth quarter of fiscal 2001 as compared to the fourth quarter of fiscal 2000, reflecting less debt outstanding.
The Company adopted the AICPA Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the first quarter of fiscal 2000. The effect of adopting SOP 98-5 was to record a charge for the cumulative effect of a accounting change of $234,000 (net of income taxes of $140,000).

The effective tax rate for the three months and the nine months ended July 31, 2001 was 37.3%. The effective tax rate for the three months and the nine months ended July 31, 2000 was 36.6% and 37.0%, respectively.





LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of July 31, 2001 was $70.2 million and its current ratio was 2.6 to 1. This compares to working capital of $71.3 million and a current ratio of 2.9 to 1 as of October 31, 2000. During the nine months ended July 31, 2001, the Company spent approximately $10.8 million on planned capital projects and $599,000 to repurchase 56,000 shares of its common stock under its existing stock repurchase plan.

The Company's capital budget for fiscal 2001 was increased to $15.6 million from $11.7 million. The increase of $3.9 million pertains to items not approved at the beginning of fiscal 2001 pending justification, field trial and alternate costing. A portion of the increase in the capital budget is the result of the addition of certain equipment related to the Company's retail chill pack business. The Company expects to fund capital expenditures for fiscal 2001 from working capital and cash flow from operations.

During the third quarter of fiscal 2001 the Company extended the due date of its revolving line of credit from July 31, 2002 to July 31, 2004, and reduced its available borrowings under the revolver from $100 million to $90 million. The Company has available, if needed, $37 million under its revolving credit facility as of July 31, 2001.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 2000 Annual Report on 10K.

PART II.  OTHER INFORMATION

Item 1: Legal Matters

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

On April 24, 2001, the court granted the Company's Motion for Summary Judgment in this suit and ruled in favor of the Company on all counts. On April 26, 2001, the plaintiffs filed a Notice of Appeal to the Fifth Circuit Court of Appeals of the United States of America.

As previously reported in Note 8 to the financial statements in the Registrant's Annual Report on Form 10-K for its fiscal year ended October 31, 2000, and included by reference in Item 3 in such Annual Report, on September 26, 2000, three current and former contract growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of "all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so called `ranking system'." Plaintiffs allege that the Company "has defrauded plaintiffs by unilaterally imposing and utilizing the so called `ranking system' which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs." Plaintiffs further allege that they are required to accept chicks which are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

The Company is vigorously defending this action, and removed the case to the United States District Court for the Southern District of Mississippi. The plaintiffs filed a motion to remand, which motion was granted on August 2, 2001.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter of fiscal 2001.

Item 5:  Other Matters

Joe Frank Sanderson, a co-founder of the Company and a member of its Board of Directors, died on January 4, 1998. The 3,214,672 shares of Common Stock of the Company that Mr. Sanderson owned of record are now owned of record by the Estate of Joe Frank Sanderson, deceased (the "Estate"). The co-executors of the Estate are Mr. Sanderson's sons, Joe F. Sanderson, Jr. and William R. Sanderson (the "Co-executors"). On March 21, 2000, the Estate borrowed $13,500,000 from Harris Trust and Savings Bank and SunTrust Bank under a Credit Agreement dated as of that date (the "Credit Agreement"). The entire proceeds were used to pay the Estate's obligations to another financial institution incurred for the payment of federal and state estate taxes. The loan under the Credit Agreement is secured by the Estate's pledge of 3,214,672 shares of Common Stock of the Company. The loan requires that the ratio of the principal amount of the loan, divided by the market value of the pledged Common Stock not exceed 60%. In making this calculation, the value of the pledged Common Stock is its market value, except that if the market value is less than $5.00 per share, the Common Stock is deemed to have no collateral value. In addition, in making this calculation, the principal amount of the loan is reduced by any cash collateral held by the banks, and also by the principal amount of any guaranty of the loan that the Company may decide to provided to the banks.

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

On July 6, 2001, the Estate entered into a Second Amendment to the Credit Agreement and Term Notes between the Estate and the Banks. This Amendment, among other things, provides for the release of certain real estate interests owned by the Estate and held by the Banks as security for the Notes. Subsequent to this Amendment, on July 30, 2001, the Estate requested and received a waiver from the Banks allowing the Estate to distribute the Estate's real estate interests, which distribution was made on July 30, 2001.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed with this report

               Exhibit 15a - Independent Accountants' Review Report
                on Interim Financial Information


               Exhibit 15b - Accountants' letter re: Unaudited Financial
                Information

          (b) The Company did not file any reports on Form 8-K during the three months ended July 31, 2001.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: August 21, 2001                    By:/s/D. Michael Cockrell
                                             Treasurer and Chief
                                             Financial Officer



Date: August 21, 2001                    By:/s/ James A. Grimes
                                             Secretary and Principal
                                             Accounting Officer

EXHIBIT 15a


INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM
FINANCIAL INFORMATION


Shareholders and
 Board of Directors
Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2001, and the related condensed consolidated statements of income (loss) for the three-month and nine-month periods ended July 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Jackson, Mississippi
August 17, 2001

EXHIBIT 15b


Shareholders and Board of Directors
Sanderson Farms, Inc.

We are aware of the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement (Form S-8 No. 33-67474) of Sanderson Farms, Inc. for the registration of 750,000 shares of its common stock of our report dated August 18, 2001 relating to the unaudited condensed consolidated interim financial statements of Sanderson Farms, Inc. that are included in its Form 10-Q for the quarter ended July 31, 2001.




                                       /s/Ernst & Young LLP
                                          ERNST & YOUNG LLP

Jackson, Mississippi
August 17, 2001