Form 10-K
period 2001-10-31
SANDERSON FARMS INC
filed 2001-12-27
CIK 812128

SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C.  20549

                                    FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2001

// Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the transition period from ______ to

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

         Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of November 30, 2001: approximately $78,297,776.

         Number of Shares outstanding of the Registrant's common stock as of November 30, 2001: 13,566,205 shares of common stock, $1.00 per share par value.

         Portions of the Registrant's definitive proxy statement filed or to be filed in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                  INTRODUCTORY

   Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 2001, which is the year for which this Annual Report is filed.

         Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 27, 2001.

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

         The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms(R) brand name to retailers, distributors, and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2001 the Registrant processed 261.1 million chickens, or approximately 1.2 billion dressed pounds. According to 2001 industry statistics, the Registrant was the 7th largest processor of dressed chickens in the United States based on estimated average weekly processing.

         The Registrant's chicken operations presently encompass five hatcheries, four feed mills, six processing plants and one by-products plant. The Registrant has contracts with operators of approximately 472 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 146 breeder farms.

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

         Capital expenditures for fiscal 2001 were funded by working capital. Effective July 2, 2001, the Registrant amended its revolving credit agreement to, among other things, decrease the revolving credit available to the Registrant thereunder from $100.0 million to $90.0 million. On June 15, 1999, the Registrant entered into a Note Purchase Agreement with the Lincoln National Life Insurance Company pursuant to which the Company issued $20 million, 6.65% senior notes due July 7, 2007. The proceeds of such notes were used to pay a portion of the debt outstanding under the revolving credit agreement. The Registrant anticipates that capital expenditures for fiscal 2002 will be funded by internally generated working capital and borrowings under the revolving credit agreement.

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

         The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms(R) brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2001, the Registrant processed approximately 261.1 million chickens, or approximately 1.2 billion dressed pounds. In addition, the Registrant purchased and further processed 19.0 million pounds of poultry products during fiscal 2001. According to 2001 industry statistics, the Registrant was the 7th largest processor of dressed chicken in the United States based on estimated average weekly processing.

         The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc. ___ The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, and Bryan, Texas, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, Hammond, Louisiana, and Bryan, Texas, is engaged in the processing, sale and distribution of chickens.

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

                                   Fiscal Year Ended October 31,

                            1997         1998       1999      2000       2001
                            ----         ----       ----      -----      ----

Value added                 98.1%        98.6%      99.2%      99.5%     99.5%
Non-value added              1.9%         1.4%        .8%        .5 %      .5%
                           -----        -----      -----      -----     -----
Total Registrant
chicken sales              100.0%       100.0%     100.0%    100.0%     100.0%
                           -----        -----      -----     -----      -----

The following table sets forth, for the years indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                                           Fiscal Year Ended October 31,

                             1997         1998     1999        2000      2001
                            -----        -----     ----        ----      ----
Registrant processed
  chicken:
Value added:
    Chill pack               20.8%        24.4%      33.2%     36.4%       40.3%
    Fresh bulk pack          45.9         46.6       46.5      43.3        39.6
    Frozen                   15.7         11.6        8.0       7.5         9.2
                            -----        -----      -----     -----       -----
   Subtotal                  82.4         82.6       87.7      87.2        89.1
                            -----        -----      -----     -----       -----
Non-value added:
    Ice pack                  0.9          0.7         .5        .3          .2
    Frozen                    0.7          0.5         .2        .1          .2
                            -----        -----      -----     -----       -----
   Subtotal                   1.6          1.2         .7        .4          .4
                            -----        -----      -----     -----       -----
   Total Company
    processed chicken        84.0         83.8       88.4      87.6        89.5
Processed and
  prepared  foods            16.0         16.2       11.6      12.4        10.5
                            ----         -----      -----     -----       -----

           Total            100.0%       100.0%     100.0%    100.0%      100.0%
                            =====        =====      =====     =====       =====



Sales and Marketing

         The Registrant's chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets), distributors located principally in the southeastern, southwestern and western United States. The Registrant also sells its chicken products to governmental agencies, fast food operators and to customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant's broad product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility.

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

         Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2001, the Registrant maintained contracts with 30 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant vehicles to breeder farms that are maintained, as of October 31, 2001, by 116 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant's vehicles.

         The Registrant owns and operates five hatcheries located in Mississippi and Texas where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant's vehicles to independent contract grow-out farms. As of October 31, 2001, the Registrant's hatcheries were capable of producing an aggregate of approximately 5.6 million chicks per week.

         Grow-out. The Registrant places its chicks on 472 grow-out farms, as of October 31, 2001, located in Mississippi, Louisiana and Texas where broilers are grown to an age of approximately six to eight weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

         Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

         Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2001, the Registrant operated four feed mills, three of which are located in Mississippi and one in Texas. The Registrant's annual feed requirements for fiscal 2001 were (approximately) 1,836,000 tons, and it has the capacity to produce approximately 1,900,000 tons of finished feed annually under current configurations.

         Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 2001, the Registrant had approximately 739,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse effect of grain price increases.

         Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant's Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 950,000 chickens per week. The Registrant's Brazos County, Texas processing plant, which is currently operating one line on a single shift basis and one line on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants currently operate on a double shift basis, are currently processing approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at six processing facilities. At October 31, 2001, these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 9.0 million pounds of product per week.

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

         Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 2001, the Registrant operated one by-products plant, and six automotive maintenance shops which service approximately 489 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi, processing plant currently serving over 240 children.

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

Sources of Supply

         During fiscal 2001, the Registrant purchased its pullets and its cockerels from two (2) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

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

Employees and Labor Relations

         As of October 31, 2001, the Registrant had 7,727 employees, including 773 salaried and 6,954 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 552 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana expired on November 30, 2001. That contract was renegotiated and executed on November 1, 2001, and has been extended to November 30, 2004. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

         A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 475 hourly employees who work at the Registrant's processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. DThis Agreement expired on June 30, 1999, and was renegotiated and executed on July 26, 1999, and has a expiration date of December 31, 2002. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

         A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,178 hourly employees who work at the Registrant's processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and expired on December 30, 1999. Negotiations were completed and an agreement was reached on January 13, 2000. The agreement has a termination date of December 31, 2003.

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

             On November 30, 2001, live haul drivers at the Company's McComb, Mississippi production division voted to be represented by United Food and Commercial Workers' Union Local #1529 AFL-CIO in collective bargaining. It is the Company's legal position that the live haul drivers are agricultural employees exempt from the National Labor Relations Act. The Company is pursing its legal position before the National Labor Relations Board and the Federal Courts.

              On September 13, 2001, production, maintenance and truck driver employees at the Company's McComb, Mississippi Feed Mill facility voted to be represented in collective bargaining by United Food and Commercial Workers' Union Local #1529 AFL-CIO. Negotiations toward a collective bargaining agreement will commence when requested by the union.


(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND
         DOMESTIC OPERATIONS AND EXPORT SALES

         The Registrant engages in no material foreign operations, and no material portion of its revenues was derived from customers in foreign countries.

Item 2.  Properties.

         The Registrant's principal properties are as follows:

                                      Use         Location (City, State)
                                      ---         ---------------------

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

         There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $1.0 million on December 31, 2001, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, as amended, and under the $20 million long-term fixed rate loan agreements effective in February 1993 and June 1999, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

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

         Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join the lawsuit. There were 6,954 hourly workers employed at the Company's processing plants as of October 31, 2001.

         On April 24, 2001, the Court entered a final judgement in favor of the Company on the Company's summary judgement motion. Plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals where it is currently pending.

         On May 15, 2000, an employee of the Company filed suit against the Company in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 18 employees have filed consents to this lawsuit as of October 31, 2001.

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

         The Company is vigorously defending this action, and removed the case to the United States District Court for the Southern District of Mississippi. The plaintiffs filed a motion to remand, which was granted by the Court on August 2, 2001. The Company has invoked the arbitration provision present in the contracts signed by each of the plaintiffs. The Company's motion to compel arbitration is currently pending before the Court. The Company has also challenged subject matter jurisdiction of the Chancery Court. This case has a current trial setting of January 8, 2002.

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

Item 4A.  Executive Officers of the Registrant.
                                                                   Executive
       Name               Age        Office                      Officer Since


Joe F. Sanderson, Jr.     55        Chairman of the Board,          1984 (1)
                                    President and
                                    Chief Executive
                                    Officer

D. Michael Cockrell       44        Treasurer and Chief             1993 (2)
                                    Financial Officer,
                                    Board Member

James A. Grimes           53        Secretary and                   1993 (3)
                                    Chief Accounting Officer

Lampkin Butts             50        Vice President - Sales,         1996 (4)
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

                                     PART II


Item 5.  Market for the Registrant's Common
                  Equity and Related Stockholder Matters.

         The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders as of November 30, 2001, was 1,938.

         The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market System quotations are based on actual sales prices.


                                               Stock Price
                                          ----------------------
         Fiscal Year 2001                  High             Low        Dividends
         -----------------------------------------------------------------------

         First Quarter                   $10.44           $  6.75         $.05
         Second Quarter                  $11.50           $  7.62         $.05
         Third Quarter                   $13.89            $10.62         $.05
         Fourth Quarter                  $14.26            $11.25         $.05

                                               Stock Price
                                          -----------------------
         Fiscal Year 2000                  High              Low       Dividends
         -----------------------------------------------------------------------

         First Quarter                   $11.25             $7.44         $.05
         Second Quarter                  $ 8.94             $6.56         $.05
         Third Quarter                   $ 9.06             $6.00         $.05
         Fourth Quarter                  $ 8.12             $5.94         $.05

On December 19, 2001 the closing sales price for the common stock was $19.77 per share.


Item 6.    Selected Financial Data.

                                                                                Year Ended October 31
                                              2001            2000          1999             1998         1997
-----------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)

Net sales                                   $706,002       $605,911       $559,031         $521,394     $481,789
Operating income (loss)                       51,094           (588)        23,008           31,822        7,467
Income (loss) before
 extraordinary gain and cumulative
 effect of accounting change                  27,784         (5,337)        10,546           15,256          558
Net income (loss)                             27,784         (5,571)        10,546           15,256        1,234
Basic and diluted earnings (loss)
  per share before extraordinary gain
  and cumulative effect of accounting
  change                                        2.04           (.39)           .75             1.06          .04

Basic and diluted earnings (loss)
       per share)                               2.04           (.41)           .75             1.06          .09


Working capital                               76,969         71,334          67,272          59,665       66,751
Total assets                                 288,971        281,856         283,510         265,671      264,893
Long-term debt, less
  current maturities                          77,212        107,491         104,651          95,695      118,782
Stockholders' equity                         144,339        120,015         130,844         129,482      116,771
Cash dividends declared
  per share                                 $   .20        $    .20        $    .20        $    .20     $    .20


                                  QUARTERLY FINANCIAL DATA

                                       Fiscal Year 2001
                                First              Second                 Third           Fourth
                               Quarter             Quarter                Quarter         Quarter
                                             (In thousands, except per share data)
                                                            (Unaudited)
Net sales                      $152,081           $163,583            $183,692            $206,646
Operating income                  2,339             10,068              16,668              22,019
Net income                          384              5,018               9,559              12,823
Basic and diluted earnings
    per share                  $    .03           $    .37            $    .70            $    .94


                                                     Fiscal Year 2000
                                First              Second               Third            Fourth
                               Quarter             Quarter             Quarter           Quarter
                                                (In thousands, except per share data)
                                                            (Unaudited)
Net sales                     $137,008           $ 139,781            $ 158,422          $ 170,700
Operating income                  (345)             (5,172)              (6,558)            11,487
Net income                      (1,416)             (4,497)              (5,628)             5,970
Basic and diluted
  earnings per share          $   (.10)          $    (.33)           $    (.41)         $     .44

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

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow-out"), processing and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 65.4% of the Company's total production costs.

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


Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 2001 as follows:

                               1st         2nd         3rd          4th
                             Quarter     Quarter     Quarter      Quarter

Fiscal 2001
  High                      $.6150*      $.6200      $.6250       $.6650*
  Low                       $.6150*      $.6175      $.6450       $.6500

Fiscal 2000
  High                      $.5850       $.5800      $.5975       $.6200*
  Low                       $.5800       $.5725*     $.5725       $.6000

Fiscal 1999
  High                      $.6825*      $.6275      $.6150       $.6150
  Low                       $.6275       $.5750*     $.5825       $.5850

*Year High/Low

During fiscal 2000 compared to fiscal 1999, the average market prices for whole chickens and boneless breast meat decreased approximately 4.0% and 15.0% respectively. In addition, slightly higher average feed grain costs and bad debt expense of $1.2 million during fiscal 2000 from the bankruptcy filing by AmeriServe Food Distribution, Inc. ("AmeriServe") reduced the Company's operating margin. Fiscal 2001 brought significant increases in the average sales price of whole birds, wings and leg quarters with only modest decreases in market prices for boneless breast meat. In addition, the average cost of feed grains, while higher than the fiscal 2000 average, remained at relatively favorable levels during fiscal 2001. The overall favorable market conditions during fiscal 2001 were enhanced by the ongoing improvements to the Company's operations and marketing changes implemented over the past several years.

RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000

The Company's net sales during fiscal 2001 were $706.0 million, an increase of $100.1million or 16.5% over fiscal 2000 net sales of $605.9 million. This increase in the Company's net sales resulted from an increase in pounds of poultry products sold of 9.6% and an increase in the average sales price of poultry products of 8.9%. The increase in the pounds of poultry products sold resulted from an increase in the number of chickens processed primarily from the expansion of the Brazos, Texas processing plant during the second half of fiscal 2000 and an increase in the average live weight of chickens processed. During fiscal 2001 the Company benefited from improved market prices for wings and leg quarters of 66.8% and 27.9%, respectively. In addition, a simple average of the Georgia Dock prices for whole birds for fiscal 2001 increased 7.3% as compared to fiscal 2000. These improvements were partially offset by lower average market prices for boneless breast meat. Net sales of prepared food products decreased $1.6 million or 2.0%, which is the net result of a decrease in the pounds of prepared food products sold of 4.5% partially offset by an increase in the average sale price of prepared food products of 2.6%.

During fiscal 2001 as compared to fiscal 2000, cost of sales increased $46.6 or 8.0%. Cost of sales of poultry products increased $47.5 million or 9.2% during fiscal 2001 as compared to fiscal 2000. The increase in the Company's cost of sales resulted from the increase in the pounds of poultry products sold of 9.6%, and to a lesser extent, increases in the average cost of feed grains. Corn and soybean meal cash market prices for fiscal 2001 as compared to fiscal 2000 increased 3.0% and 2.2%, respectively. Cost of sales of prepared food products during the fiscal year ended October 31, 2001 as compared to the fiscal year ended October 31, 2000 decreased approximately $900,000 or 1.4% as the Company eliminated less profitable prepared food sales.

Selling, general and administrative expenses for fiscal 2001 increased $1.9 million, or 7.0%, as compared to fiscal 2000. This increase resulted from contributions during fiscal 2001 to the Company's Employee Stock Ownership Plan and increased contributions to the Company's 401(k) Plan. The Company did not make contributions to the Employee Stock Ownership Plan in fiscal 2000 because of operating losses. Also, the increase reflects a charge during fiscal 2001 for the employee incentive program. These increases were partially offset by a planned reduction in the Company's advertising expenditures during fiscal 2001 as compared to fiscal 2000 and a nonrecurring bad debt expense of $1.2 million during the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe Food Distribution, Inc. on February 1, 2000.

The Company's operating income for fiscal 2001 was $51.1 million as compared to an operating loss for fiscal 2000 of 600,000, an improvement of $52.5 million. The improvement in the Company's operating income reflects a continued strong performance by our prepared foods division, a significant increase in market prices for leg quarters and wings, and marketing changes the Company implemented over the past several years as well as ongoing improvements to the Company's operations.

During fiscal 2001 the Company was able to reduce its outstanding debt by approximately $31.2 million. As a result, interest expense for fiscal 2001 was $6.8 million as compared to $8.2 million for fiscal 2000, a decrease of $1.4 million, most of which decrease came in the fourth fiscal quarter. During the fourth quarter of fiscal 2001 as compared to the fourth quarter of fiscal 2000 the Company's interest expense decreased $1.0 million. The Company expects interest expense to be significantly lower during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

 The Company's effective tax rate for fiscal 2001 and fiscal 2000 were 37.9% and 37.2%, respectively.

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

Liquidity and Capital Resources

The Company's working capital at October 31, 2001 was $77.0 million and its current ratio was 2.6 to 1. This compares to working capital of $71.3 million and a current ratio of 2.9 to 1 as of October 31, 2000. During fiscal 2001 the Company spent approximately $14.6 million on planned capital projects and $739,000 to repurchase 68,000 shares of its common stock under its existing stock repurchase plan.

The Company's capital budget for fiscal 2002 is approximately $19.4 million. The fiscal 2002 capital budget includes cost of renovations, changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility. The Company expects that working capital and cash flows from operations will be sufficient in fiscal 2002 to fund the anticipated capital expenditures. However, if needed the Company has available $46.0 million under its revolving credit agreement as of October 31, 2001.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Market Risk

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company's fixed rate debt approximates the carrying amount at October 31, 2001. Management believes the potential effects of near-term changes in interest rates on the Company's fixed rate debt is not material.

The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.  Financial Statements and Supplementary Data.

                     Sanderson Farms, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                                         October 31
                                                                                   2001              2000
----------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
Assets
Current assets:
     Cash and cash equivalents                                                  $  24,175        $   8,643
     Accounts receivable, less allowance of $303,000 in
     2001 and $460,000 in 2000                                                     40,187           37,038
     Inventories                                                                   52,350           50,262
       Refundable income taxes                                                          0            3,783
       Prepaid expenses                                                             9,452            8,308
                                                                                  ------------------------
Total current assets                                                              126,164          108,034
Property, plant and equipment:
     Land and buildings                                                           130,366          128,738
       Machinery and equipment                                                    248,621          240,106
                                                                                  -------          -------
                                                                                  378,987          368,844
     Accumulated depreciation                                                    (216,801)        (195,689)
                                                                                  -------------------------
                                                                                  162,186           173,155
Other assets                                                                          621               667
                                                                                  -------------------------
Total assets                                                                    $ 288,971          $281,856
                                                                                  =======           =======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                           $  20,309          $ 17,507
     Accrued expenses                                                              25,708            15,135
     Current maturities of long-term debt                                           3,178             4,058
                                                                                ---------         ---------
Total current liabilities                                                          49,195            36,700
Long-term debt, less current maturities                                            77,212           107,491
Claims payable                                                                      2,400             1,800
Deferred income taxes                                                              15,825            15,850
Stockholders' equity:
     Preferred Stock:
         Series A Junior Participating Preferred Stock, $100
              par value:  authorized shares-500,000; none issued
         Par value to be determined by the Board of Directors:
              authorized shares-4,500,000; none issued
     Common Stock, $1 par value:  authorized shares-100,000,000;
         issued and outstanding shares-13,564,955 in 2001 and
               13,632,955 in 2000                                                  13,565            13,633
     Paid-in capital                                                                2,945             3,616
     Retained earnings                                                            127,829           102,766
                                                                                  -------------------------
Total stockholders' equity                                                        144,339           120,015
                                                                                  -------           -------
Total liabilities and stockholders' equity                                      $ 288,971          $281,856
                                                                                  =======           =======

                             See accompanying notes.


                     Sanderson Farms, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME



                                                        Years Ended October 31
                                                 2001           2000           1999
                                                 ----           ----           ----
                                                (In thousands, except per share data)
Net sales                                      $706,002       $605,911       $559,031
Cost and expenses:
  Cost of sales                                 626,693        580,136        514,162
  Selling, general and administrative            28,215         26,363         21,861
                                               --------------------------------------

                                                654,908        606,499        536,023
                                               --------       --------        -------
Operating income(loss)                           51,094          (588)         23,008
Other income (expense):
  Interest income                                   377            213            266
  Interest expense                               (6,753)        (8,195)        (6,384)
  Other                                              54             69             56
                                               --------------------------------------
                                                 (6,322)        (7,913)        (6,062)

Income (loss) before income taxes and
cumulative effect of accounting change           44,772         (8,501)        16,946
Income tax expense (benefit)                     16,988         (3,164)         6,400
                                               --------------------------------------
Income (loss) before cumulative effect of
  accounting change                              27,784         (5,337)        10,546

Cumulative effect of accounting change (net of income
    taxes of $140,000)                                0           (234)             0
    Net income (loss)                         $  27,784       $ (5,571)     $  10,546
                                               ========        ========      ========

Basic and diluted net income (loss) per share:
    Income (loss) before cumulative
        effect of accounting change           $    2.04       $   (.39)     $     .75

    Cumulative effect of accounting change            0           (.02)             0
    Net income (loss) per share               $    2.04       $   (.41)     $     .75
    ---                                        ========       =========      ========

Weighted average shares outstanding:
    Basic                                        13,596         13,726         14,068
                                               ========       =========      ========
    Diluted                                      13,640         13,726         14,121
                                               ========       =========      ========

                               See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       Total
                                                    Common Stock          Paid-In     Retained      Stockholders
                                                 Shares      Amount       Capital     Earnings         Equity
                                                       (In thousands, except shares and per share amounts)

Balance at November 1, 1998                    14,373,580  $ 14,374       $11,770     $103,338        $129,482
    Net income for year                                                                 10,546          10,546
    Cash dividends ($.20 per share)                                                     (2,807)         (2,807)
    Issuance of common stock                       36,875        36           378                          414
    Purchase and retirement of
      common stock                               (478,000)     (478)       (6,438)                      (6,916)
    Principal payments received on note
      receivable from ESOP                                                    125                          125
                                               ---------------------------------------------------------------

Balance at October 31, 1999                    13,932,455     13,932        5,835      111,077         130,844
    Net loss for year                                                                   (5,571)         (5,571)
    Cash dividends ($.20 per share)                                                     (2,740)         (2,740)
    Purchase and retirement of
      common stock                               (299,500)      (299)       (2,219)                      (2,518)

Balance at October 31, 2000                    13,632,955     13,633         3,616     102,766         120,015
    Net income for year                                                                 27,784          27,784
    Cash dividends ($.20 per share)                                                     (2,721)         (2,721)
    Purchase and retirement of
      common stock                                (68,000)       (68)         (671)                       (739)
                                               ---------------------------------------------------------------

Balance at October 31, 2001                     13,564,955   $ 13,565       $ 2,945   $127,829         $144,339
                                               ================================================================




                             See accompanying notes.


                              SANDERSON FARMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Years Ended October 31
                                                              2001            2000          1999
                                                                          (In thousands)
Operating activities
Net income (loss)                                           $27,784         $(5,571)       $10,546
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Cumulative effect of accounting change                         0             374              0
   Depreciation and amortization                             25,722          26,432         24,736
   Provision for losses on accounts receivable                   44           1,413            124
   Deferred income taxes                                       (178)            340            600
   Change in assets and liabilities:
      Increase in accounts receivable                        (3,193)         (1,874)        (5,678)
      Increase in inventories                                (2,088)         (2,628)        (4,755)
      (Increase) decrease in prepaid expenses                 2,791          (3,647)           263
      (Increase) decrease in other assets                      (205)             30           (422)
      Increase in accounts payable                            2,802           5,002           6,612
      Increase (decrease) in accrued expenses and claims
        payable                                              11,173             463            (234)
                                                             ------          ------          ------
Total adjustments                                            36,868          25,905          21,246
                                                             ------          ------          ------
Net cash provided by operating activities                    64,652          20,334          31,792

Investing activities
Capital expenditures                                        (14,587)        (16,557)        (28,627)
Net proceeds from sale of property and equipment                 86             217             474
                                                            -------         -------         -------
Net cash used in investing activities                       (14,501)        (16,340)        (28,153)

Financing activities
Long-term borrowings                                              0               0          20,000
Net change in revolving credit                              (28,000)          6,000          (7,000)
Principal payments on long-term debt                         (2,954)         (2,950)         (3,844)
Principal payments on capital lease obligation                 (205)           (195)           (185)
Principal payments received on note
   receivable from ESOP                                           0               0             125
                                                             (2,721)         (2,740)         (2,807)
Purchase and retirement of common stock                        (739)         (2,518)         (6,916)
Net proceeds from common stock issued                             0               0             414
                                                             ------           -----           -----
Net cash used in financing activities                       (34,619)         (2,403)           (213)
Net increase in cash and cash equivalents                    15,532           1,591           3,426
Cash and cash equivalents
  at beginning of year                                        8,643           7,052           3,626
                                                             ------          ------          ------
Cash and cash equivalents
  at end of year                                             $24,175          $8,643          $7,052
                                                              ======          ======          ======

Supplemental disclosure of cash flow information:
     Income taxes paid (refunded), net                       $12,372          $  (67)         $10,459
                                                              ======          ======          =======
     Interest paid                                           $ 6,920          $8,728          $ 5,844
                                                              ======          ======          =======

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

Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared food items. The Company's net sales and cost of sales are significantly affected by market price fluctuations of its principal products sold and of its principal feed ingredients, corn and other grains.

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

Cash Equivalents: The Company considers all highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents.

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

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over 20 years beginning in fiscal 1998 or in full in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation." The Company will continue to qualify as a "Family Farming Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 2002.

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

Impact of Recently Issued Accounting Standards: Effective in fiscal 2001,
The Company adopted FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities", which required all derivatives to be recorded on the balance sheet at fair value. The adoption of this statement had no effect on the consolidated earnings and financial position of the Company.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," which requires that costs related to start-up activities be expensed as incurred. Prior to October 31, 1999, the Company capitalized its start-up costs. The Company adopted the provisions of the Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," which required that costs related to start-up activities be expensed as incurred in its consolidated financial statements in the first quarter of fiscal 2000. The effect of adoption of SOP 98-5 during fiscal 2000 was to record a charge for the cumulative effect of an accounting change of $234,000 (net of income taxes of $140,000) or $.02 per basic and diluted earnings per share.

2. Inventories

Inventories consisted of the following:

                                               October 31
                                            2001            2000
                                              (In thousands)

Live poultry-broilers and breeders       $30,649          $30,004
Feed, eggs and other                       6,597            6,651
Processed poultry                          5,894            5,924
Processed food                             4,918            3,785
Packaging materials                        4,292            3,898
                                          ------           ------
                                         $52,350          $50,262
                                          ======           ======

3. Long-term Credit Facilities and Debt

Long-term debt consisted of the following:

                                                       October 31
                                                   2001           2000
                                                   ---------------------
                                                     (In thousands)
Revolving credit agreement with banks
  (weighted average rate of 5.1% at
  October 31, 2001)                              $44,000       $ 72,000
Term loan with an insurance company,
  accruing interest at 7.49%; due in
  annual principal installments of $2,850,000      5,750          8,600
Term loan with an insurance company,
  accruing interest at 6.65%; due in annual
  principal installments of $2,857,000,
  beginning in July 2004                          20,000         20,000
Note payable, accruing interest at 5%;
  due in annual installments of $161,400,
  including interest, maturing in 2009             1,065          1,169
  6% Mississippi Business Investment Act
  bond-capital lease obligation, due November
  1, 2012                                          3,275          3,480
Robertson County, Texas, Industrial
  Revenue Bonds accruing interest
  at a variable rate, 2.4% at October
  31, 2001; with optional annual principal
  installments of $900,000, due November 1, 2005   6,300          6,300
                                                 -------       --------
                                                  80,390        111,549
Less current maturities of long-term debt          3,178          4,058
                                                 -------       --------
                                                 $77,212       $107,491
                                                 =======       ========

The Company has a $90.0 million ($46.0 million available at October 31, 2001) revolving credit agreement with five banks, which extends to fiscal 2004. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $4,704,035 million is pledged as collateral to a note payable and the capital lease obligation.





The aggregate annual maturities of long-term debt at October 31, 2001 are as follows (in thousands):


                Fiscal Year             Amount

                  2002                $  3,178
                  2003                   4,144
                  2004                  50,264
                  2005                   6,285
                  2006                   6,306
               Thereafter               10,213
                                       -------
                                      $ 80,390
                                       =======

4. Income Taxes

Income tax expense (benefit) consisted of the following:


                                                 Years Ended October 31
                                              2001        2000         1999
                                                    (In thousands)

Current:
  Federal                                   $15,518     $(3,600)      $5,200
    State                                     1,450         (44)         600
                                             ------     -------       ------
                                             16,968      (3,644)       5,800
Deferred:
  Federal                                      (264)        325          486
    State                                       284          15          114
                                              -----     -------       ------
                                                 20         340          600
                                            16,988       (3,304)       6,400
Less income tax expense applicable
    to cumulative effect of accounting
    change                                       0          140            0
                                            ------      -------       ------
Income tax expense (benefit) applicable
    to income (loss) before cumulative
    effect of accounting change            $16,988      $(3,164)      $6,400
                                           =======      ========      ======

Significant components of the Company's deferred tax assets and liabilities were as follows:



                                                          October 31,
                                                    2001              2000
                                                    ----              ----
                                                       (In thousands)
Deferred tax liabilities:
   Cash basis temporary differences               $ 3,193           $ 3,309
      Property, plant and equipment                13,937            13,694
      Prepaid and other assets                        278               143
   Total deferred tax liabilities                  17,408            17,146
Deferred tax assets:
   Accrued expenses and accounts receivable         3,156             2,921
      State net operating loss and
      credit carryforwards                            282               275
   Total deferred tax assets                        3,438             3,196
Net deferred tax liabilities                      $13,970           $13,950
                                                  =======           =======
Current deferred tax assets
    (included in prepaid expenses)               $  1,855          $  1,900
    Long-term deferred tax liabilities             15,825            15,850
Net deferred tax liabilities                      $13,970          $ 13,950
                                                  =======           =======

The differences between the consolidated effective income tax rate and the federal statutory rate are as follows:

                                                  Years Ended October 31
                                               2001          2000      1999
                                                     (In thousands)

Income taxes (benefit) at statutory rate    $15,670      $(3,018)     $5,762
State income taxes (benefit)                  1,754          (19)        731
State income tax credit                        (627)           0        (260)
Increase in deferred taxes
   for change in income tax rate                367            0           0
   Other, net                                  (176)        (267)        167
                                             -------      -------      ------
Income tax expense (benefit)                 $16,988      $(3,304)     $6,400
                                             =======      ========     ======


5. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company's Board of Directors. Total contributions to the ESOP were $2,300,000 and $840,000 in fiscal 2001 and 1999, respectively. The Company did not make a contribution to the ESOP in fiscal 2000.

The Company has a 401(k) Plan which covers substantially all employees after six months of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. Effective July 1, 2000, the Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee's compensation and 50% of employee contributions between 3% and 5% of each employee's compensation. The Company's contributions to the 401(k) Plan totaled $1,411,000 in fiscal 2001 and $457,000 in fiscal 2000.

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

Under the Company's Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. Options granted in fiscal 2001 and fiscal 2000 have ten-year terms and vest over four years beginning one year after the date of grant. No options were granted in fiscal 1999.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.0% in fiscal 2001 and 6.6% in fiscal 2000; dividend yields of 2.0% for fiscal 2001 and 2.7% for fiscal 2000; volatility factors of the expected market price of the Company's Common Stock of
 .350 for fiscal 2001 and .302 for fiscal 2000; and a weighted-average expected life of the options of four years.

The weighted-average fair value of options granted was $3.24 in fiscal 2001 and $1.94 in fiscal 2000. The pro forma effect of the estimated fair value of the options granted was insignificant to the Company's net income (loss) and net income (loss) per share in fiscal 2001, 2000, and 1999.

A summary of the Company's stock option activity and related information is as follows:



                                                           Weighted-Average
                                         Shares             Exercise Price
Outstanding at November 1, 1998         696,000                  $12.64
    Exercised                           (69,375)                  10.82
    Forfeited                           (44,625)                  12.92
                                        -------
Outstanding at October 31, 1999         582,000                   12.90
    Granted                             141,000                    7.47
    Forfeited                           (84,000)                  11.60
                                        -------
Outstanding at October 31, 2000         639,000                   11.83
   Granted                               71,500                   11.10
   Forfeited                            (87,500)                  11.11
                                        -------
Outstanding at October 31, 2001         623,000                   11.81
                                        =======                  ======
The exercise price of the options outstanding as of October 31, 2001 ranged from $7.19 to $15.00 per share. At October 31, 2001, the weighted average remaining contractual life of the options outstanding was 7 years and 409,750 options were exercisable.

In fiscal 2000, the Company granted 141,000 "phantom shares" to certain key management personnel. Upon exercise of a phantom share, the holder will receive a cash payment or an equivalent number of shares of the Company's Common Stock, at the Company's option, equal to the excess of the fair market value of the Company's Common Stock over the phantom share award value of $7.47 per share. The phantom shares have a ten-year term and vest over four years beginning one year after the date of grant. Compensation expense of $555,000 is included in selling, general and administrative expense in the accompanying consolidated statement of income for fiscal 2001. No compensation expense was recognized applicable to the phantom shares in fiscal 2000 because the award value exceeded the fair market value of the Company's Common Stock.

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

8. Other Matters

The Company self-insures for losses related to workers' compensation claims with excess coverage by underwriters on a per claim and aggregate basis. Claims payable are based upon estimates of the ultimate cost of reported claims by the Company's claims administrator and totaled $6,154,000 at October 31, 2001 and $5,193,000 at October 31, 2000, respectively. Claims payable of$3,754,000 at October 31, 2001 and $3,393,000 at October 31, 2000, respectively, are included in accrued expenses in the accompanying consolidated balance sheets because the amounts are expected to be paid within one year from the respective balance sheet dates. The ultimate cost for outstanding claims may vary significantly from current estimates.

No customer accounted for more than 10% of consolidated sales for the years ended October 31, 2001, 2000 and 1999. Export sales were less than 10% of consolidated sales in each year presented.


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

Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join the lawsuit. There were 6,954 hourly workers employed at the Company's processing plants as of October 31, 2001.

On April 24, 2001, the Court entered a final judgement in favor of the Company on the Company's summary judgement motion. Plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals where it is currently pending.

On May 15, 2000, an employee of the Company filed suit against the Company in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 18 employees have filed consents to this lawsuit as of October 31, 2001.

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

The Company is vigorously defending this action, and removed the case to the United States District Court for the Southern District of Mississippi. The plaintiffs filed a motion to remand, which was granted by the Court on August 2, 2001. The Company has invoked the arbitration provision present in the contracts signed by each of the plaintiffs. The Company's motion to compel arbitration is currently pending before the Court. The Company has also challenged subject matter jurisdiction of the Chancery Court. This case has a current trial setting of January 8, 2002.

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

PART IV

Item 14.         Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K.

(a)1.  FINANCIAL STATEMENTS:
-----  --------- -----------

The following consolidated financial statements of the Registrant are included in Item 8:

   Consolidated Balance Sheets - October 31, 2001 and 2000

   Consolidated Statements of Income - Years ended October 31, 2001, 2000 and 1999

   Consolidated Statements of Stockholders' Equity -Years ended October 31,
      2001, 2000 and 1999

   Consolidated Statements of Cash Flows - Years ended October 31,
      2001, 2000 and 1999

   Notes to Consolidated Financial Statements - October 31, 2001

(a)2.  FINANCIAL STATEMENT SCHEDULES:
-----  --------- --------- ----------

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

(10)       10-E-5       -           Copy of Agreement effective November 1, 1998 between Sanderson Farms, Inc. (Hammond
                                    Processing Division) and United Food and Commercial Workers Local Union #210
                                    affiliated with the United Food and Commercial Workers International Union.

(10)       10-E-6       -           Copy of Agreement effective July 26, 1999 between Sanderson Farms, Inc. (Hazlehurst
                                    Processing Division) and  Laborers' International Union of North America,
                                    Professional Employees Local Union #697, AFL-CIO.

(10)       10-E-7       -           Copy of Agreement effective January 13, 2000 between Sanderson Farms, Inc. (Collins
                                    Processing Division) and Laborers' International Union of North America,
                                    Professional Employees Local Union #697, AFL-CIO.

(10)       10-E-8       -           Copy of Agreement effective October 7, 1999 between Sanderson Farms, Inc. (Brazos
                                    Processing Division) and
                                    the United Food and
                                    Commercial Workers Local
                                    Union #408, AFL-CIO.

(10)       10-E-9       -           Copy of Agreement effective January 1, 2001 between Sanderson Farms, Inc. (Brazos
                                    Production Division) and the  Teamsters International Local #968.

(2)        10-F         -           Copy of Employee Stock Ownership Plan and Trust Agreement of Sanderson
                                    Farms, Inc. and Affiliates.

(2)        10-F-1       -           Copy of Amendment One to the Employee Stock Ownership Plan and Trust Agreement of
                                    Sanderson Farms, Inc. and Affiliates.

(3)        10-F-2       -           Copy of Amendment Two to the Employee Stock Ownership Plan and Trust Agreement of
                                    Sanderson Farms, Inc. and Affiliates.

(2)        10-G         -           Copy of General Employee's Profit Sharing-Retirement Trust Agreement of
                                    Sanderson Farms, Inc. and Affiliates.

(6)        10-H         -           Copy of Sanderson Farms, Inc. Performance Incentive Program effective
                                    January 1, 1991.

           10-H-4       -           Copy of Sanderson Farms, Inc. Bonus Award Program effective
                                    November 1, 1997.

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

(10) Filed as an exhibit to the Registrants' Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K:
---  ------- -- ---- ----

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

  REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2001. Our audit also included the financial statement schedule listed in the index under item 14(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion the related financial statement schedule when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/ Ernst & Young LLP


Jackson, Mississippi
December 12, 2001

                       Sanderson Farms, Inc. and Subsidiaries
                          Valuation and Qualifying Accounts
                                   Schedule II


[GRAPHIC OMITTED]

       COL. A                         COL. B         COL. C         COL. D         COL. E         COL. F
---------------------------------------------------------------------------------------------
                                     Balance at     Charged to     Charged to                    Balance at
                                     Beginning       Cost and       Other         Deductions      End of
   Classification                    of Period       Expenses       Accounts      Describe(1)     Period
---------------------------------------------------------------------------------------------
                                                               (In Thousands)

Year ended October 31, 2001
Deducted from accounts receivable:
    Allowance for doubtful
      accounts
Totals                                $460            $44                           $201           $303

Year ended October 31, 2000
Deducted from accounts receivable:
    Allowance for doubtful
      accounts
Totals                                $249            $1,413                        $1,202         $460

Year ended October 31, 1999
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts                        $249            $124                          $124           $249
      Totals




(1)  Uncollectible accounts written off, net of recoveries

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
         Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SANDERSON FARMS, INC.



                                                  Joe F. Sanderson, Jr.
                                                  Chairman of the Board

Date: December 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the dates indicated.



/s/ Joe F. Sanderson, Jr. 12/27/01          /s/ John H. Baker, III  12/27/01
    Joe  F. Sanderson, Jr.,                 John H. Baker, III,
    Chairman of the Board, President        Director
    Chief Executive Officer

/s/ William R. Sanderson  12/27/01          /s/ Charles W. Ritter, Jr. 12/27/01
    William R. Sanderson, Director,         Charles W. Ritter, Jr.,
    Director of Marketing                   Director



/s/Hugh V. Sanderson      12/27/01          /s/ Rowan H. Taylor        12/27/01
   Hugh V. Sanderson, Director,             Rowan H. Taylor,
   Manager of Customer Relations            Director


/s/ Donald W. Zacharias   12/27/01          /s/ Robert Buck Sanderson  12/27/01
    Donald W. Zacharias,                    Robert Buck Sanderson, Director,
    Director                                Corporate Live Production Assistant


/s/ Phil K. Livingston   12/27/01           /s/ Lampkin Butts           12/27/01
    Phil K. Livingston,                     Lampkin Butts, Director,
    Director                                Vice President - Sales

/s/ D. Michael Cockrell  12/27/01           /s/James A. Grimes          12/27/01
    D. Michael Cockrell,                    James A. Grimes, Secretary
    Director, Treasurer and Chief           and Chief Accounting Officer
    Financial Officer

Exhibit 23




                         Consent of Independent Auditors

We consent to the incorporation by reference in Post Effective Amendment No. 1 to Registration Statement (Form S-8 No. 33-67474)pertaining to the Sanderson Farms, Inc. and Affiliates Stock Option Plan of our report dated December 12, 2001 with respect to the consolidated financial statements and schedule of Sanderson Farms, Inc. included in the Annual Report (Form 10-K) for the year ended October 31, 2001.

                                                        /s/Ernst & Young LLP

Jackson, Mississippi
December 27, 2001