Form 10-Q
period 2002-01-31
SANDERSON FARMS INC
filed 2002-02-26
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         January 31, 2002
                                   -------------------------------------

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

     Common Stock, $1 Per Share Par Value-----13,024,876 shares outstanding as of January 31, 2002.








                                   INDEX


                  SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--January 31, 2002 and October 31, 2001

         Condensed consolidated statements of income--Three months ended January 31, 2002 and 2001

         Condensed consolidated statements of cash flows--Three months ended January 31, 2002 and 2001

         Notes to condensed consolidated financial statements--
         January 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   SANDERSON FARMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                          January 31,    October 31,
                                             2002           2001
                                             ----           ----
                                           (Unaudited)    (Note 1)
                                                (In thousands)
Assets
Current assets:
  Cash and cash equivalents                $ 14,566        $ 24,175
  Accounts receivable, net                   35,264          40,187
  Inventories                                56,300          52,350
  Other current assets                        9,903           9,452
                                            -------        --------
Total current assets                        116,033         126,164

Property, plant and equipment               384,609         378,987
Less accumulated depreciation              (221,762)       (216,801)
                                            -------         -------
                                            162,847         162,186

Other assets                                    504             621
                                            -------         -------

Total assets                               $279,384        $288,971
                                            =======        -=======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and
    accrued expenses                       $ 42,371        $ 46,017
                                             ------          ------
  Current maturities of long-
    term debt                                 3,178           3,178
                                              -----           -----
Total current liabilities                    45,549          49,195
                                             ------          ------
Long-term debt, less current
 maturities                                  79,104          77,212
                                             ------          ------
Claims payable                                2,400           2,400
                                             ------           -----
Deferred income taxes                        15,825          15,825
                                             ------          ------
Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,024,876 in
   2002 and 13,564,955 in 2001               13,025          13,565
                                            -------          ------
  Paid-in capital                                 0           2,945
                                            -------           -----
  Retained earnings                         123,481         127,829
                                            -------         -------
Total stockholders' equity                  136,506         144,339
                                            -------         -------
Total liabilities and stockholders' equity $279,384        $288,971
                                            =======         =======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               Three Months Ended
                                                   January 31,
                                                 2002       2001
                                       (In thousands, except per share data)

Net sales                                       $164,527  $152,081
Cost and expenses:
  Cost of sales                                  148,103   144,560
                                                 -------   -------
  Selling, general and
   administrative                                  6,927     5,182
                                                 -------   -------

                                                 155,030   149,742

   OPERATING INCOME                                9,497     2,339

Other income (expense):
  Interest income                                     41       131
  Interest expense                                (1,001)   (2,027)
  Other                                                3       169
                                                   -----    ------
                                                    (957)   (1,727)

   INCOME BEFORE INCOME TAXES                      8,540       612

Income tax expense                                 3,245       228
                                                   -----       ---

   NET INCOME                                   $  5,295  $    384
                                                 =======   =======


Basic and diluted earnings per share            $    .39  $    .03
                                                 +======   =======
Dividends per share                             $    .10  $    .05
                                                 =======   =======
Basic weighted average shares outstanding         13,449    13,633
                                                 =======   =======
Diluted weighted average shares outstanding       13,637    13,640
                                                 =======   =======

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                    Three Months Ended
                                                        January 31,
                                                     2002       2001
                                                     (In thousands)

Operating activities
Net income                                         $ 5,295    $   384

Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     6,121      6,525

   Change in assets and liabilities:
     (Increase) decrease in accounts
       receivable                                    4,923     (1,099)
     Increase in inventories                        (3,950)    (1,369)
     Decrease in refundable income taxes                 0        191
     Increase in other assets                         (381)      (155)
     Increease (decrease) in accounts payable
      and accrued expenses                          (3,646)     1,643
                                                    -------     -----
Total adjustments                                    3,067      5,736
                                                    ------      -----
Net cash provided by operating activities            8,362      6,120

Investing activities
 Capital expenditures                               (6,740)    (2,886)
 Net proceeds from sales of property and equipment       5          3
                                                    ------     ------
 Net cash used in investing activities              (6,735)    (2,883)

Financing activities
 Principal payments on long-term debt                 (108)      (103)
 Net change in revolving credit                      2,000     (5,000)
 Purchase and retirement of common stock           (12,935)         0
 Net proceeds from common stock issued               1,109          0
 Dividends paid                                     (1,302)      (672)
Net cash used in financing activities              (11,236)    (5,775)
                                                   -------     ------
Net decrease in cash and
    cash equivalents                                (9,609)    (2,538)
                                                    ------     ------
Cash and cash equivalents at
    beginning of period                             24,175      8,643
                                                    ------      -----
Cash and cash equivalents
    at end of period                               $14,566    $ 6,105
                                                   =======    =======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                January 31, 2002

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

The condensed consolidated balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                         January 31,         October 31,
                                            2002                2001
                                            ----                ----
                                                 (In thousands)


     Live poultry-broilers and breeders   $32,349            $30,649
     Feed, eggs and other                   7,276              6,597
     Processed poultry                      8,164              5,894
     Processed food                         4,362              4,918
     Packaging materials                    4,149              4,292
                                            -----              -----
                                          $56,300            $52,350
                                           ======             ======

NOTE 3--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense which are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in full in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation". The Company will continue to qualify as a "Family Farming Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 2002.

NOTE 4-IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


The Company adopted provisions of FASB No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal 2001. The adoption of this statement had no effect on the consolidated earnings and financial position of the Company.


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company's Annual Report on Form 10-K for its fiscal year ended October 31, 2001.

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


RESULTS OF OPERATIONS

For the first quarter of fiscal 2002 net sales were $164.5 million, an increase of $12.4 million when compared to net sales of $152.1 million for the first quarter of fiscal 2001. This increase in net sales was the result of an increase in the pounds of products sold of 4.9% and an increase in the average sales price of products sold of 3.1%. Pounds of poultry products sold increased 5.0% due to an increase in the average live weight of chickens sold, and to a lesser extent, an increase in the number of chickens produced. The Company's average sales price of poultry products increased 2.8% during the three months ended January 31, 2002 as compared to the three months ended January 31, 2001. During the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, the market prices for leg quarters and wings were 19.2% and 3.8% higher, respectively. In addition, market prices for boneless breasts increased 3.9% and a simple average of the Georgia dock whole bird prices increased 3.3%. These improvements were partially offset by a decrease in the market prices for breast tenders of 28.8%. Net sales of prepared food products increased $1.7 million or 9.8% during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The increase reflects an increase in the average sales price of prepared food products sold of 7.2% and an increase in the pounds of prepared food products sold of 2.4%.

Cost of sales during the three months ended January 31, 2002 as compared to the same three months ended January 31, 2001 increased $3.5 million or 2.5%. Cost of sales of poultry products sold increased 1.6%. The increase in the cost of sales of poultry products reflects a decrease in the average cost of sales per pound of poultry products of 3.2% as the Company benefitted improved operating performance and lower energy costs during the first quarter of fiscal 2002 as compared to the same period a year ago. Corn and soy meal cash market prices for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 decreased 1.1% and 10.9%, respectively. Cost of sales of prepared food products increased $1.4 million or 9.7%.

Selling, general and administrative expenses increased $1.7 million during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The increase resulted from a planned increase in advertising and marketing costs, accruals for contributions to the Company's Employee Stock Ownership Plan based on the Company's increased profitability and from accruals for certain phantom stock grants made in fiscal 2000.

The Company's operating income for the three months ended January 31, 2002 was $9.5 million. The Company's operating income for the three months ended January 31, 2001 was $2.3 million. The improvement of $7.2 million in the Company's operating income reflects modest improvements in the overall market prices of poultry products, improved operating performance and marketing execution. The improved performance was partially offset by additional costs and inefficiencies related to the conversion of the Company's Hazlehurst, Mississippi plant from a small bird plant to a big bird plant. During the week of January 21, 2002, the Company shut down the Hazlehurst plant to install the equipment necessary to complete its conversion.


Interest expense during the first quarter of fiscal 2002 was $1.0 million as compared to $2.0 million during the same period a year ago. This reduction of approximately 50.6% in interest expense resulted from less debt outstanding and lower interest rates. Since January 31, 2001 the Company has been able to reduce its outstanding debt by $24.1 million. The Company expects interest expense to remain significantly lower through the remainder of fiscal 2002 as compared to the same periods a year ago.

The Company's effective tax rates for fiscal 2002 and fiscal 2001 were 38.0% and 37.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2002, the Company's working capital was $70.5 million and its current ratio was 2.5 to 1. The Company's working capital at October 31, 2001 was $77.0 million and its current ratio was 2.6 to 1. During the first three months of fiscal 2002 the Company spent approximately $6.7 million on planned capital projects, including approximately $2.5 million to convert facilities to accommodate big bird production at the Hazlehurst, Mississippi processing plant. In addition, the Company spent approximately $12.7 million to purchase and retire 621,079 shares, or 4.5%, of the Company's outstanding common stock, from two major shareholders, the estates of Joe Frank Sanderson and Dewey R. Sanderson, Jr. The Company may purchase an additional 33,421 shares of its common stock under its current share repurchase program.

The Company's capital budget for fiscal 2002 is approximately $20.0 million, and will be funded by internally generated working capital and cash flows from operations. However, if needed the Company has $44.0 million available under its revolving credit agreement as of January 31, 2002.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 2001 Annual Report on Form 10-K.


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

Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join in the lawsuit. There were 6,978 hourly workers employed at the Company's processing plants as of January 31, 2002.

On April 21, 2001, the Court entered a final judgment in favor of the Company on the Company's summary judgment motion. Plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals, where oral argument on the matter is scheduled for March 5, 2002.

On May 15, 2000, an employee of the Company filed suit against the Company in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 18 employees filed consents to this lawsuit.

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

On January 18, 2001, the United States District Court for the Southern District of Texas granted the Company's request to move the suit pending before that court to the Southern District of Mississippi, Hattiesburg Division. The Company later filed its motion to have the cases consolidated, which motion was granted. On February 4, 2002, the Company reached a settlement with all plaintiffs other than certain Production Division employees represented in a collective bargaining agreement in Texas. The settlement, pursuant to which the Company will pay approximately $600,000 in back pay and interest to the involved current and former employees in the Company's Mississippi operations, will compromise all past and current claims of those employees. With respect to approximately 74 employees represented under a collective bargaining agreement in Texas, the case is still pending and the court has indicated it will set the case for trial on March 2003.

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

On September 26, 2000, three current and former contract growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of "all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so-called `ranking system'." Plaintiffs allege that the Company "has defrauded plaintiffs by unilaterally imposing and utilizing the so called `ranking system' which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs." Plaintiffs further allege that they are required to accept chicks which are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

The Company is vigorously defending this action, and removed the case to the United States District Court for the Southern District of Mississippi. The plaintiffs filed a motion to remand, which motion was granted on August 2, 2001. The Company's motions to compel arbitration and challenging the jurisdiction of the court are currently pending, and no trial date has been set. As with the wage and hour lawsuits discussed above, substantially similar lawsuits have been filed against other integrated poultry companies.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this report


              Exhibit 10a   Stock  Purchase  Agreement  dated January 3, 2002,
                by and between the Company and the executors of the Estate of Joe Frank Sanderson. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form
                8-K dated January 3, 2002.)


              Exhibit 10b   Stock  Purchase  Agreement  dated January 3, 2002,
                by and between the Company and the executors of the Estate of Dewey R. Sanderson, Jr. (Incorporated by reference to
                Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated January 3, 2002.)

              Exhibit 10c*  Agreement  dated as of  November  1,  2001  between the Company(Hammond Processing Division) and United Food and Commercial Workers Local Union 455, affiliated with the United Food and Commercial Workers International Union.

              Exhibit 10d*  Sixth Amendment to Credit  Agreement dated as of
                July 2, 2001, by and  among  the   Company;   Harris   Trust
                and  Savings   Bank, individually and as Agent;  SunTrust
                Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank.

              Exhibit 15a*  Independent  Accountants'  Review  Report  on
                Interim  Financial Information.

              Exhibit 15b*  Accountants' Letter re: Unaudited Financial
                Information.

              --------------
              *  Filed herewith.


          (b) The Company filed a current Report on Form 8-K disclosing an increase in its quarterly dividend from $.05 to $.10 per share, and the purchase of a total of 621,079 shares of its commonn stock from the Estate of Joe Frank Sanderson and the Estate of Dewey
              R. Sanderson, Jr. The purchase from each Estate was made pursuant to a Stock Purchase Agreement between the Company and the Estate.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: February 26, 2002               By: /s/D. Michael Cockrell
                                            Treasurer and Chief
                                             Financial Officer



Date: February 26, 2002                By:/s/James A. Grimes
                                          Secretary and Principal
                                            Accounting Officer

INDEX TO EXHIBITS


     Exhibit
      Number        Description of Exhibit

       10a Stock Purchase Agreement dated January 3, 2002, by and between the Company and the executors of the Estate of Joe Frank Sanderson. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated January 3, 2002.)

       10b Stock Purchase Agreement dated January 3, 2002, by and between the Company and the executors of the Estate of Dewey R. Sanderson, Jr. (Incorporated by reference to
                    Exhibit 10.2 filed with the Company's Current Report on Form 8-K dated January 3, 2002.)

       10c* Agreement dated as of November 1, 2001 between the Company (Hammond Processing Division) and United Food and Commercial Workers Local Union 455, affiliated with the United Food and Commercial Workers International Union.

       10d*         Sixth Amendment to Credit Agreement dated as of
                    July 2, 2001, by and among the Company; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank.

       15a* Independent Accountants' Review Report on Interim Financial Information.

       15b*         Accountants' Letter re:  Unaudited Financial Information.

--------------
*  Filed herewith.