Form 10-Q
period 2002-04-30
SANDERSON FARMS INC
filed 2002-05-28
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         April 30, 2002
                                   ------------------------------------

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

                               Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value-----13,110,276 shares outstanding as of April 30, 2002.

                                      INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--April 30, 2002 and October 31, 2001

         Condensed consolidated statements of income--Three months ended April 30, 2002 and 2001; Six months ended April 30, 2002 and 2001

         Condensed consolidated statements of cash flows--Six months ended April 30, 2002 and 2001

         Notes to condensed consolidated financial statements--
         April 30, 2002 and 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures of Market Risks

PART II  OTHER INFORMATION

Item 1.  Legal Matters

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            April 30,      October 31,
                                              2002            2001
                                          -----------      ----------
                                          (Unaudited)        (Note 1)
                                                 (In thousands)
Assets
Current assets
  Cash and temporary cash investments      $    6,585        $ 24,175
  Accounts receivables, net                    39,223          40,187
  Inventories - Note 2                         60,373          52,350
  Refundable income taxes                       1,127               0
  Other current assets                         12,845           9,452
                                             --------        --------
Total current assets                          120,153         126,164

Property, plant and equipment                 389,348         378,987
Less accumulated depreciation                (227,342)       (216,801)
                                             --------        --------
                                              162,006         162,186

Other assets                                      543             621
                                             --------        --------

Total assets                                 $282,702        $288,971
                                             ========        ========

 Liabilities and Stockholders' Equity
 Current liabilities
   Accounts payable and
     accrued expenses                        $ 38,110        $ 46,017
   Current maturities of long-
     term debt                                  3,233           3,178
                                               ------          ------
 Total current liabilities                     41,343          49,195

 Long-term debt, less current maturities       79,199          77,212
     Claims payable                             2,400           2,400
Deferred income taxes                          15,825          15,825

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,110,276
   and 13,564,955 at April 30, 2002 and
   October 31, 2001, respectively             13,110           13,565
  Paid-in capital                                946            2,945
  Retained earnings                          129,879          127,829
                                            --------         --------
Total stockholders' equity                   143,935          144,339
                                            --------         --------
Total liabilities and stockholders' equity  $282,702         $288,971
                                            ========         ========

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    (UNAUDITED)

                               Three Months Ended          Six Months Ended
                                     April 30,                April 30,
                                  2002     2001            2002        2001
                                -----------------        ------------------
                                   (In thousands, except per share data)
Net sales                      $175,413  $163,583        $339,940   $315,664

Cost and expenses:
  Cost of sales                 155,560   147,352         303,663    291,912
  Selling, general and
   administrative                 6,471     6,163          13,398     11,345
                                -------   -------         -------    -------

                                162,031   153,515         317,061    303,257
                                -------   -------         -------    -------

    OPERATING INCOME             13,382    10,068          22,879     12,407
Other income (expense):
  Interest income                    10        59              51        190
  Interest expense                 (953)   (1,880)         (1,954)    (3,907)
  Other                              (6)     (243)             (3)       (74)
                                -------   -------         -------    -------
                                   (949)   (2,064)         (1,906)    (3,791)
                                -------   -------         -------    -------

    INCOME BEFORE
     INCOME TAXES                12,433     8,004          20,973      8,616

Income tax expense                4,725     2,986           7,970      3 214
                                -------   -------         -------    -------

    NET INCOME                 $  7,708  $  5,018        $ 13,003    $ 5,402
                                =======   =======         =======    =======

Earnings per share:
  Basic                        $    .59  $    .37        $    .98    $   .40
                                =======   =======         =======     ======
  Diluted                      $    .58  $    .37        $    .97    $   .40
                                =======   =======         =======     ======
Dividends per share            $    .10  $    .05        $    .20    $   .10
                                =======   =======         =======     ======

Basic weighted average
  shares outstanding             13,072    13,601          13,264     13,617
                                =======   =======        ========    =======

Diluted weighted average
  shares outstanding             13,308    13,636          13,468     13,640
                                =======   =======        ========    =======

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Six Months Ended
                                                         April 30,
                                                     2002        2001
                                                     ----        ----
                                                     (In thousands)
Operating activities
 Net income                                       $ 13,003    $ 5,402

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    12,261     12,994
   Change in assets and liabilities:
   (Increase) decrease in accounts receivable, net     964       (119)
   Increase in inventories                          (8,023)    (1,917)
   (Increase)decrease in refundable income taxes    (1,127)     3,141
   Increase in other assets                         (3,410)    (1,212)
   Decrease in accounts payable and
      accrued expenses                              (7,907)      (559)
                                                    ------     ------
 Total adjustments                                  (7,242)    12,328
                                                    ------     ------
Net cash provided by operating activities            5,761     17,730

Investing activities
 Net proceeds from sales of property and equipment      19         57
 Capital expenditures                              (12,005)    (6,103)
                                                    ------     ------
Net cash used in investing activities              (11,986)    (6,046)

Financing activities
 Principal payments on long-term debt               (2,958)    (2,954)
 Net change in revolving credit                      5,000     (7,000)
 Purchase and retirement of common stock           (12,935)      (406)
 Net proceeds from common stock issued               2,141          0
 Dividends paid                                     (2,613)    (1,363)
                                                    ------     ------
Net cash used in financing activities              (11,365)   (11,723)
                                                    ------     -------
Net decrease in cash and temporary cash
    investments                                    (17,590)       (39)
Cash and temporary cash investments
    at beginning of period                          24,175      8,643
                                                    ------     ------
Cash and temporary cash investments
    at end of period                               $ 6,585    $ 8,604
                                                    ======     ======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 April 30, 2002

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

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

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          April 30,       October 31,
                                            2002              2001
                                         ----------       ----------
                                                 (In thousands)

     Live poultry-broilers and breeders   $35,267            $30,649
     Feed, eggs and other                   7,847              6,597
     Processed poultry                      6,990              5,894
     Processed food                         6,030              4,918
     Packaging materials                    4,239              4,292
                                          -------            -------

                                          $60,373            $52,350
                                          =======            =======

NOTE 3--COST OF SALES

In April 2002, the Company recognized $2,562,595 in a vendor settlement pertaining to overcharges for vitamins purchased by the Company over a number of years. The settlement is reflected in the accompanying condensed consolidated financial statements in other current assets as of April 30, 2002 and as a reduction of cost of sales in the three- and six-month periods ending April 30, 2002.

NOTE 4--INCOME TAXES

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

(3) Changes in the political or economic climate, trade policies, laws and regulations or the domestic poultry industry of countries to which the Company or other companies in the poultry industry ship product.

(4) Changes in laws, regulations, and other activities in government agencies and similar organizations applicable to the Company and the poultry industry.

(5) Various inventory risks due to changes in market conditions.

(6) Changes in and effects of competition, which is significant in all markets in which the Company competes. The Company competes with regional and national firms, some of which have greater financial and marketing resources than the Company.

(7) Changes in accounting policies and practices adopted voluntarily by the Company or required to be adopted by accounting principles generally accepted in the United States.

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

Results of Operations

During the second quarter of fiscal 2002 the Company's nets sales were $175.4 million as compared to $163.6 million during the second quarter of fiscal 2001, an increase of $11.8 million or 7.2%. Net sales of poultry products increased $9.2 million or 6.3%. This increase is the result of an increase in the pounds of poultry products sold of 9.6% and a decrease in the average sale prices of poultry products during the quarter of 3.0%. The increase in the pounds of poultry products sold is due to an increase in the average live weight of chickens sold and an increase in the number of chickens produced. During the second quarter of fiscal 2002 the Company was negatively impacted by lower market prices for leg quarters, wings, boneless breast meat and breast tenders. Leg quarter prices were approximately 10.6% lower in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. This softening in leg quarter prices was caused in part by the Russian embargo of U.S. poultry meat. Boneless breast meat prices decreased 6.4% during the second quarter while wings and tenders also decreased significantly by 29.7% and 10.2%, respectively. Net sales of prepared food products increased 15.2% due to an increase in the pounds sold of prepared food products of 9.1% and an increase in the average sale price of prepared food products of 5.6%.

For the first six months of fiscal 2002 net sales were $339.9 million, an increase of $24.2 million when compared to net sales of $315.7 million for the first six months of fiscal 2001. This increase in net sales was the result of an increase in the pounds of products sold of 7.3%. Pounds of poultry products sold increased 7.4% due to an increase in the average live weight of chickens sold, and to a lesser extent, an increase in the number of chickens produced. The Company's average sales price of poultry products decreased .25% during the six months ended April 30, 2002 as compared to the six months ended April 30, 2001. During the first six months of fiscal 2002 as compared to the first six months of fiscal 2001, the market prices for boneless breast meat and wings were 1.6% and 14.3% lower, respectively, while breast tenders decreased by 19.6%. A simple average of the Georgia dock whole bird prices increased 2.4% during these same periods. Net sales of prepared food products increased $4.4 million or 12.5% during the first six months of fiscal 2002 as compared to the first six months of fiscal 2001. The increase reflects an increase in the average sales price of prepared food products sold of 6.4% and an increase in the pounds of prepared food products sold of 5.7%. For the three months ended April 30, 2002, cost of sales increased $8.2 million or 5.6%, which is net of a $2.6 million settlement awarded in April 2002 from a vendor for overcharging the Company for vitamins, as compared to the same three-month period ended April 30, 2001. Cost of sales of poultry products increased $6.1 million or 4.6%. The average cost of sales of poultry products per pound decreased 4.5% during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 as the Company continued to benefit from improved operating performance, lower energy costs and the settlement for vitamins discussed above. The average market prices for corn and soy meal for the three months ended April 30, 2002 as compared to the three months ended April 30, 2001 decreased .6% and increased .7%, respectively. Cost of sales of prepared food products increased $2.1 million or 14.1% due to an increase in the volume of prepared food product sold and a change in mix.

Cost of sales during the six months ended April 30, 2002 as compared to the same six months ended April 30, 2001 increased $11.8 million or 4.0%, which is net of a $2.6 million settlement awarded in April 2002 from a vendor for overcharging the Company for vitamins. Cost of sales of poultry products sold increased 3.1%. The increase in the cost of sales of poultry products reflects a decrease in the average cost of sales per pound of poultry products of 4.0% as the Company benefitted from improved operating performance, lower energy costs and the settlement for vitamins discussed above. Corn and soy meal cash market prices for the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 decreased .9% and 5.3%, respectively. Cost of sales of prepared food products increased $3.5 million or 11.9%.

Selling, general and administrative expenses increased $308,000 or 5.0% during the second quarter of fiscal 2002 as compared to the same quarter of fiscal 2001. Selling, general and administrative expenses increased $2.1 million during the first half of fiscal 2002 as compared to the first half of fiscal 2001. The increase resulted from additional accruals for contributions to the Company's Employee Stock Ownership Plan based on the Company's increased profitability and for certain phantom stock grants made in fiscal 2000.

The Company's operating income for the three months ended April 30, 2002 was $13.4 million. The Company's operating income for the three months ended April 30, 2001 was $10.1 million. During the second quarter of fiscal 2002 as compared to the same quarter during fiscal 2001, an improvement in the operating performance and marketing execution was partially offset by lower average prices for poultry products. For the six months ended April 30, 2002 the Company's operating income was $22.9 million as compared to an operating income of $12.4 million for the first six months ended April 30, 2001. The improvement of $10.5 million reflects steady overall market prices for poultry products, improved operating performance and marketing execution, the settlement awarded from a vendor for overcharging the Company and lower energy costs. The improved performance was partially offset by additional costs and inefficiencies related to the conversion of the Company's Hazlehurst, Mississippi plant from a small bird plant to a big bird plant. During the week of January 21, 2002, the Company shut down the Hazlehurst plant to install the equipment necessary to complete its conversion.

Interest expense during the second quarter of fiscal 2002 was $1.0 million as compared to $1.9 million during the same period a year ago. For the first six months ended April 30, 2002, interest expense was $2.0 million as compared to $3.9 million. This reduction in interest expense during fiscal 2002 as compared to fiscal 2001 resulted from less debt outstanding and lower interest rates. Since January 31, 2001 the Company has reduced its outstanding debt by $24.0 million. The Company expects interest expense to remain significantly lower through the remainder of fiscal 2002 as compared to the same periods a year ago.

The Company's effective tax rates for fiscal 2002 and fiscal 2001 were 38.0% and 37.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2002, the Company's working capital was $78.8 million and its current ratio was 2.9 to 1. The Company's working capital at October 31, 2001 was $77.0 million and its current ratio was 2.6 to 1. During the first six months of fiscal 2002,the Company spent approximately $12.0 million on planned capital projects, including approximately $4.8 million to convert facilities to accommodate big bird production at Hazlehurst, Mississippi. In addition, during the first quarter of fiscal 2002 the Company spent approximately $12.7 million to purchase and retire 621,079 shares, or 4.5% of the Company's outstanding common stock, from two major shareholders, the estates of Joe Frank Sanderson and Dewey R. Sanderson, Jr.

The Company's capital budget for fiscal 2002 is approximately $22.1 million, and will be funded by internally generated working capital and cash flows from operations. However, if needed, the Company has $41.0 million available under its revolving credit agreement as of April 30, 2002.



Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks reported in the Company's fiscal 2001 Annual Report on 10K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 5, 2000, thirteen individuals claiming to be former hourly employees of the Company's processing subsidiary (Sanderson Farms, Inc. (Processing Division) (the "Processing Division")) filed a lawsuit in the United States District Court for the Southern District of Texas claiming that the Processing Division violated requirements of the Fair Labor Standards Act. The Plaintiffs' lawsuit also purports to represent similarly situated workers who have filed or will file consents to be included as plaintiffs in the suit. A total of 109 individuals have consented to join the lawsuit.

The lawsuit alleges that the Processing Division (1) failed to pay its hourly employees "for time spent donning and doffing sanitary and safety equipment, obtaining and sharpening knives and scissors, working in the plant and elsewhere before and after the scheduled end of the shift, cleaning safety equipment and sanitary equipment, and walktime," and (2) altered employee time records by using an automated time keeping system. Plaintiffs further claim that the Processing Division concealed the alteration of time records and seek on that account an equitable tolling of the statute of limitations beyond the three-year limitation period back to the date the automated time-keeping system was allegedly implemented.

Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join in the lawsuit. There were 5,887 hourly workers employed at the Processing Division's plants as of April 30, 2002.

On April 21, 2001, the Court granted the Processing Division's summary judgment motion and entered a final judgment in favor of the Processing Division. Plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals, where oral argument was heard on March 5, 2002. On March 7, 2002, the United States Fifth Circuit Court of Appeals affirmed the decision of the United States District Court granting the Processing Division's motion for summary judgment. The plaintiffs had 14 days from March 7, 2002 to file a petition for rehearing, which time has expired. The plaintiffs have 90 days from March 7, 2002 to request that the United States Supreme Court hear an appeal of this case.

On May 15, 2000, an employee of the Company's production subsidiary (Sanderson Farms, Inc. (Production Division) (the "Production Division)) filed suit against the Production Division in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 26 employees filed consents to this lawsuit.

Previously, the United States Department of Labor ("DOL") filed a similar suit against the Production Division in the United States District Court for the Southern District of Mississippi, Hattiesburg Division, on behalf of live-haul employees at the Production Division's Laurel, Mississippi facility. Both lawsuits were brought under the Fair Labor Standards Act and seek recovery of overtime compensation, together with an equal amount as liquidated damages, for live-haul employees (i.e., live-haul drivers, chicken catchers, and loader-operators) employed by the Production Division. The lawsuits assert that additional overtime compensation and liquidated damages may be owed to certain employees. The lawsuits also seek an injunction to prevent the withholding of overtime compensation to live-haul employees in the future.

On January 18, 2001, the United States District Court for the Southern District of Texas granted the Production Division's request to move the suit pending before that court to the Southern District of Mississippi, Hattiesburg Division. The Production Division later filed its motion with the United States District Court for the Southern District of Mississippi to have the two cases consolidated, which motion was granted. On February 4, 2002, the Production Division reached a settlement with the Department of Labor that fully and completely compromised and settled the claims of all live-haul employees in the Production Division, other than certain Production Division employees represented in a collective bargaining agreement in Texas. The settlement, approved by the court on March 11, 2002, and pursuant to which the Production Division paid during its second fiscal quarter (accrued as a liability and expensed during the first fiscal quarter) approximately $450,000 in back pay and interest to the involved current and former employees in the Production Division's Mississippi and Texas operations, terminates the private rights of these employees under the Fair Labor Standards Act with respect to the claims made in this suit. With respect to approximately 74 employees represented under a collective bargaining agreement in Texas, the case is still pending and the court has indicated it will set the case for trial during March 2003.

Substantially similar lawsuits to those described above have been filed against other integrated poultry companies. In addition, organizing activity conducted by the representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in these and the other lawsuits.

On September 26, 2000, three current and former contract growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of "all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so-called `ranking system'." Plaintiffs allege that the Company "has defrauded plaintiffs by unilaterally imposing and utilizing the so-called `ranking system' which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs." Plaintiffs further allege that they are required to accept chicks that are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

The Company is and will continue to vigorously defend this action. The Company's motions to compel arbitration and challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi are currently pending, and no trial date has been set. Until the court rules on the Company's pending motions regarding arbitration and jurisdiction, the Company will conduct no discovery in the matter, unless directed to do so by Court Order. As with the wage and hour and donning and doffing lawsuits discussed above, substantially similar lawsuits have been filed against other integrated poultry companies.

The Company is also involved in various claims and litigation incidental to its business. Although the outcome of the matters referred to in the preceding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company's consolidated results of operation or financial position.

The matters described above in this Item 1 of Part II were also discussed in
Item 1 of Part II of the Company's Quarterly Report on Form 10-Q filed by the Company for its first quarter ended January 31, 2002

Item 4:  Submission of Matters to a Vote of Security Holders

At the 2002 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 28, 2002, the shareholders elected the following persons to the Company's Board of Directors by the votes indicated below:

                 Name                   For                 Withheld
            ---------------------------------------------------------

           Joe F. Sanderson, Jr.     11,649,582           1,094,789
           Charles W. Ritter, Jr.    11,805,865             938,506
           Phil K. Livingston        11,805,548             938,823
           Lampkin Butts             11,649,257           1,095,114

By a vote of 12,728,475 for, 11,600 against, and 4,296 abstaining, the shareholders ratified the Board's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 31, 2002.

By a vote of 10,002,205 for, 1,723,661 against and 23,476 abstaining, the shareholders approved amending and restating the Sanderson Farms, Inc. and affiliates Stock Option Plan.

By a vote of 10,551,948 for, 1,168,869 against and 28,525 abstaining, the shareholders ratified and approved the April 20, 2000 award of Phantom Stock to certain executive officers and key employees.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this report.

               Exhibit 15a*  Independent Accountants' Review Report

               Exhibit 15b*  Accountants' Letter re:  Unaudited Financial
                     Information.

         (b) The Company did not file any reports on Form 8-K during the three months ended April 30, 2002.

            --------------
           *  Filed herewith.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: May 28, 2002                       By:  /s/D. Michael Cockrell
                                             Treasurer and Chief
                                             Financial Officer



Date: May 28, 2002                       By:  /s/James A. Grimes
                                              Secretary and Principal
                                              Accounting Officer

         INDEX TO EXHIBITS


     Exhibit
      Number        Description of Exhibit

       15a*         Independent Accountants' Review Report

       15b*         Accountants' Letter re:  Unaudited Financial Information.


--------------
*  Filed herewith.