Form 10-Q
period 2002-07-31
SANDERSON FARMS INC
filed 2002-08-22
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended         July 31, 2002
                                   -----------------------------------

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

                               Yes _____ No _____

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value-----13,150,276 shares outstanding as of July 31, 2002.

                                      INDEX


                     SANDERSON FARMS, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--July 31, 2002 and October 31, 2001

         Condensed consolidated statements of income--Three months ended July 31, 2002 and 2001; Nine months ended July 31, 2002 and 2001

         Condensed consolidated statements of cash flows-Nine months ended July 31, 2002 and 2001

         Notes to condensed consolidated financial statements--
         July 31, 2002 and 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

PART II  OTHER INFORMATION

Item 1.  Legal Matters

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

1
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            July 31,      October 31,
                                              2002            2001
                                          -----------      ----------
                                          (Unaudited)        (Note 1)
                                                 (In thousands)
Assets                                     Current assets
  Cash and temporary cash investments      $ 18,878        $ 24,175
  Accounts receivables, net                  41,218          40,187
  Inventories - Note 2                       59,965          52,350
  Refundable income taxes                     1,127               0
  Other current assets                       11,760           9,452
                                             ------           -----

Total current assets                        132,948         126,164

Property, plant and equipment               387,389         378,987
Less accumulated depreciation              (228,604)       (216,801)
                                            -------         -------
                                            158,785         162,186

Other assets                                    547             621
                                            -------         -------

Total assets                               $292,280        $288,971
                                           ========        ========

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and
    accrued expenses                       $ 52,266        $ 46,017
  Current maturities of long-
    term debt                                 3,233           3,178
                                             ------          ------
Total current liabilities                    55,499          49,195

Long-term debt, less current maturities      66,199          77,212
Claims payable                                2,400           2,400
Deferred income taxes                        15,825          15,825

Stockholders' equity
Preferred Stock:
 Series A Junior Participating
   Preferred Stock, $100 par value:
   authorized 500,000 shares; none
   issued
 Par value to be determined by the
   Board of Directors:  authorized
   4,500,000 shares; none issued
Common Stock, $1 par value:  authorized
   100,000,000 shares; issued and
   outstanding shares - 13,150,276
   and 13,564,955 at July 31, 2002 and
   October 31, 2001, respectively           13,150           13,565
  Paid-in capital                            1,356            2,945
  Retained earnings                        137,851          127,829
                                           -------          -------
Total stockholders' equity                 152,357          144,339
                                           -------          -------
Total liabilities and stockholders' equity$292,280         $288,971
                                          ========         ========

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    (UNAUDITED)

                               Three Months Ended         Nine Months Ended
                                     July 31,                 July 31,
                                  2002     2001            2002        2001
                                -----------------        ------------------
                                   (In thousands, except per share data)
Net sales                      $202,694  $183,692        $542,634   $499,356

Cost and expenses:
  Cost of sales                 179,550   160,409         483,213    452,321
  Selling, general and
   administrative                 7,234     6,595          20,632     17,940
                                -------   -------         -------    -------

                                186,784   167,004         503,845    470,261
                                -------   -------         -------    -------

    OPERATING INCOME             15,910    16,688          38,789     29,095
Other income (expense):
  Interest income                    30       101              81        291
  Interest expense                 (950)   (1,625)         (2,904)    (5,532)
  Other                             (15)       80             (18)         6
                                -------   -------         -------    -------
                                   (935)   (1,444)         (2,841)    (5,235)
                                -------   -------         -------    -------

    INCOME BEFORE
     INCOME TAXES                14,975    15,244          35,948     23,860

Income tax expense                5,690     5,685          13,660      8,899
                                -------   -------         -------    -------

    NET INCOME                  $ 9,285   $ 9,559        $ 22,288    $14,961
                                 ======    ======         =======    =======

Earnings per share:
  Basic                        $    .71  $    .70        $   1.69     $ 1.10
                                =======   =======         =======      =====
  Diluted                      $    .70  $    .70        $   1.66     $ 1.10
                                =======   =======         =======      =====
Dividends per share            $    .10  $    .05        $    .30     $  .15
                                =======   =======         =======     ======

Basic weighted average
  shares outstanding             13,125    13,579          13,217     13,605
                                =======   =======        ========    =======

Diluted weighted average
  shares outstanding             13,343    13,653          13,417     13,640
                                =======   =======        ========    =======

See notes to condensed consolidated financial statements.

                  SANDERSON FARMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                    Nine Months Ended
                                                         July 31,
                                                     2002        2001
                                                     (In thousands)
Operating activities
 Net income                                       $ 22,288    $14,961

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    18,358     19,363
   Change in assets and liabilities:
    Accounts receivable, net                        (1,031)     1,426
    Inventories                                     (7,615)    (7,661)
    Refundable income taxes                         (1,127)     3,783
    Other assets                                    (2,380)    (1,162)
    Accounts payable and accrued expenses            6,249      6,371
                                                    ------     ------
 Total adjustments                                  12,454     22,120
                                                    ------     ------
Net cash provided by operating activities           34,742     37,081

Investing activities
 Net proceeds from sales of property and equipment     592         59
 Capital expenditures                              (15,403)   (10,786)
                                                    ------     ------
Net cash used in investing activities              (14,811)   (10,727)

Financing activities
 Principal payments on long-term debt               (2,958)    (2,954)
 Net change in revolving credit                     (8,000)   (19,000)
 Purchase and retirement of common stock           (12,935)      (599)
 Net proceeds from common stock issued               2,592          0
 Dividends paid                                     (3,927)    (2,042)
                                                    ------     ------
Net cash used in financing activities              (25,228)   (24,595)
                                                    ------     -------
Net decrease in cash and temporary cash
    investments                                    ( 5,297)     1,759
Cash and temporary cash investments
    at beginning of period                          24,175      8,643
                                                    ------     ------
Cash and temporary cash investments
    at end of period                               $18,878    $10,402
                                                    ======     ======

See notes to condensed consolidated financial statements.

                     SANDERSON FARMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  July 31, 2002
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

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

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                          July 31,        October 31,
                                            2002              2001
                                         ----------       -----------
                                                 (In thousands)


     Live poultry-broilers and breeders   $34,289            $30,649
     Feed, eggs and other                   7,602              6,597
     Processed poultry                      8,655              5,894
     Processed food                         5,338              4,918
     Packaging materials                    4,080              4,292
                                          -------            -------

                                          $59,964            $52,350
                                          =======            =======


NOTE 3--COST OF SALES

In April 2002, the Company recognized $2,562,595 in a vendor settlement pertaining to overcharges for vitamins purchased by the Company over a number of years. The settlement is reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the nine-month period ending July 31, 2002.

NOTE 4--INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense that are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in full in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation". The Company will continue to qualify as a "Family Farming Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 2002.

NOTE 5-LONG-TERM DEBT

Effective July 31, 2002, the Company amended its revolving credit agreement with four banks to increase the available credit thereunder from $90 million to $100 million and to extend the maturity date from July 31, 2004 to July 31, 2005.



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

(3) Changes in the political or economic climate, trade policies, laws and regulations or the domestic poultry industry of countries to which the Company or other companies in the poultry industry ships products.

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


Results of Operations

The Company's net sales for the three months ended July 31, 2002 were $202.7 million as compared to $183.7 million for the same three-month period a year ago. The increase of $19.0 million or 10.3% resulted from increased sales of both the Company's poultry products and prepared food products. During the third quarter of fiscal 2002, net sales of poultry products increased $15.7 million or 9.6% when compared to the same quarter during fiscal 2001. This increase was the net result of an increase in the pounds of poultry products sold of 19.6% and a decrease in the average sales price of poultry products of 8.4%. The increase in the pounds of poultry products sold during the quarter ended July 31, 2002 as compared to the quarter ended July 31, 2001 resulted from an increase in the average live weight of chickens produced of 8.6% and an increase in the number of chickens produced of 2.8%. Overall market prices for poultry products were significantly lower during the third quarter of 2002 as compared to the third quarter of 2001. For example, market prices for leg quarters and wings were 37.6% and 48.0% lower and breast tenders were 23.0% lower. However, boneless breast meat during the third quarter of fiscal 2002 averaged $1.45 per pound as compared to $1.34 per pound during the same period in the previous fiscal year. In addition, a simple average of the Georgia Dock whole bird prices reflected an increase of 1.6% over these same periods. During the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 the pounds of prepared foods products sold increased 10.7% while the average sales price decreased 5.9% due to a change in mix of products sold.

For the nine months ended July 31, 2002, the Company's net sales were $542.6 million, an increase of $43.2 million or 8.7% as compared to net sales of $499.4 million during the nine months ended July 31, 2001. This resulted from an increase in the net sales of poultry products of $35.6 million or 8.0% and a corresponding increase in net sales of prepared food products of $5.4 million or 9.2%. The increase in the net sales of poultry products was the net result of an increase in the pounds of poultry products sold of 11.6% and a decrease in the average sales price of poultry products of 3.2%. During the first nine months of fiscal 2002 the Company and the industry were negatively impacted by significantly lower market prices for leg quarters, wings and breast tenders, which decreased 12.8%, 26.7% and 20.8%, respectively. A simple average of the Georgia Dock whole bird prices increased 1.7% during the nine months ended July 31, 2002 as compared to the nine months ended July 31, 2001. Net sales of prepared food products increased $5.4 million or 9.2% during the nine months ended July 31, 2002 as compared to the nine months ended July 31, 2001. The increase reflects an increase in the pounds of prepared food products sold of 7.6% and an increase in the average sales price of prepared food products sold of 1.5%.

Cost of sales for the quarter ended July 31, 2002 as compared to the same quarter a year ago increased $19.1 million or 11.9%. Cost of sales of poultry products during this same period increased $15.3 million or 10.7%. This increase is a net result of an increase in poultry pounds sold of 19.6% and a decrease in the average cost of sales of poultry products of 7.5%. During the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 the Company continued to benefit from improved operating performance. The average market prices for corn and soy meal for the three months ended July 31, 2002 as compared to the three months ended July 31, 2001 increased 11.0% and 1.2%, respectively. During the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, cost of sales of prepared food products increased $3.8 million or 21.8% due to an increase in pounds of prepared food products sold of 10.7%, an increase in the cost of raw materials and a change in the mix of products sold.

For the nine months ended July 31, 2002, cost of sales increased $30.9 million or 6.8% as compared to the same nine month period ended July 31, 2001, which is net of a $2.6 million settlement awarded in April 2002 from a vendor who overcharged the Company for vitamins over a number of years. Cost of sales of poultry products during the nine months ended July 31, 2002 increased $23.5 million or 5.8% when compared to cost of sales during the nine months ended July 31, 2001. The increase in the cost of sales of poultry products reflects a decrease in the average cost of sales per pound of poultry products of 5.2% as the Company benefitted from improved operating performance, lower energy costs and the settlement for vitamins discussed above. Cash market prices for corn and soy meal during the nine months ended July 31, 2002 as compared to the nine months ended July 31, 2001 increased 3.2% and decreased 2.9%, respectively. For the nine months ended July 31, 2002 as compared to the same nine-month period during fiscal 2001, cost of sales of prepared food products increased $7.4 million or 15.6% due to an increase in pounds of prepared food products sold of 7.6%, an increase in the cost of raw materials and a change in the mix of products sold.

Selling, general and administrative expenses increased $.6 million or 9.7% during the third quarter of fiscal 2002 as compared to the same quarter during fiscal 2001. Selling, general and administrative expenses increased $2.7 million during the nine months ended July 31, 2002 as compared to the same period during fiscal 2001. The increase during the nine months ended July 31, 2002 as compared to the nine months ended July 31, 2001, resulted from additional accruals for contributions to the Company's Employee Stock Ownership Plan and Employee Incentive Plan based on the Company's increased profitability.

During the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, the Company's operating income decreased $778,000. During the quarter, improvements obtained in the operating performance and marketing execution of the Company's poultry operations were offset by overall lower prices for poultry products. For the nine months ended July 31, 2002 the Company's operating income was $38.8 million as compared to operating income of $29.1 million for the nine months ended July 31, 2001. The improvement of $9.7 million reflects the Company's improved operating performance and marketing strategy, the settlement awarded during the second quarter of fiscal 2002 from a vendor for overcharging the Company and lower energy costs. The Russian embargo of United States poultry products continued to have a significant impact on the Company's export business during the third quarter of fiscal 2002. While shipments have resumed on a limited basis, it is difficult to determine when volumes will return to historical levels until a new protocol governing future shipments is defined.

Interest expense during the quarter ended July 31, 2002 was $1.0 million as compared to $1.6 million during the quarter ended July 31 2001. During the nine months ended July 31, 2002, interest expense incurred was $2.9 million, a reduction of $2.6 million or 47.5% as compared to interest expense incurred during the nine months ended July 31, 2001. The reduction in interest expense during fiscal 2002 as compared to fiscal 2001 resulted from less debt outstanding and lower interest rates. Since January 31, 2001 the Company has reduced its outstanding debt by $37.0 million. The Company expects interest expense to remain significantly lower through the remainder of fiscal 2002 as compared to fiscal 2001.

The Company's effective tax rates for fiscal 2002 and fiscal 2001 were 38.0% and 37.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2002, the Company's working capital was $77.5 million and its current ratio was 2.4 to 1. The Company's working capital at October 31, 2001 was $77.0 million and its current ratio was 2.6 to 1. During the first nine months of fiscal 2002,the Company spent approximately $15.4 million on planned capital projects, including approximately $4.8 million to convert facilities to accommodate big bird production at Hazlehurst, Mississippi. In addition, during the first quarter of fiscal 2002 the Company spent approximately $12.7 million to purchase and retire 621,079 shares, or 4.5% of the Company's outstanding common stock, from two major shareholders, the estates of Joe Frank Sanderson and Dewey R. Sanderson, Jr.

The Company's capital budget for fiscal 2002 is approximately $24.1 million, and will be funded by internally generated working capital and cash flows from operations. However, if needed, the Company has $64.0 million available under its revolving credit agreement as of July 31, 2002. This revolving credit facility was amended effective July 31, 2002 to, among other things, increase the available credit thereunder from $90 million to $100 million. This line of credit remains unsecured.



Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Plaintiffs seek an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join in the lawsuit. There were 5,887 hourly workers employed at the Processing Division's plants as of July 31, 2002.

On April 21, 2001, the Court granted the Processing Division's summary judgment motion and entered a final judgment in favor of the Processing Division. Plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals, where oral argument was heard on March 5, 2002. On March 7, 2002, the United States Fifth Circuit Court of Appeals affirmed the decision of the United States District Court granting the Processing Division's motion for summary judgment. The plaintiffs had 90 days from March 7, 2002 to request that the United States Supreme Court hear an appeal of this case, which time has expired.

On May 15, 2000, an employee of the Company's production subsidiary (Sanderson Farms, Inc. (Production Division) (the "Production Division) filed suit against the Production Division in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 26 employees filed consents to this lawsuit.

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

On January 18, 2001, the United States District Court for the Southern District of Texas granted the Production Division's request to move the suit pending before that court to the Southern District of Mississippi, Hattiesburg Division. The Production Division later filed its motion with the United States District Court for the Southern District of Mississippi to have the two cases consolidated, which motion was granted. On February 4, 2002, the Production Division reached a settlement with the Department of Labor that fully and completely compromised and settled the claims of all live-haul employees in the Production Division, other than certain Production Division employees represented in a collective bargaining agreement in Texas. The settlement, approved by the court on March 11, 2002, and pursuant to which the Production Division paid during its second fiscal quarter (accrued as a liability and expensed during its first fiscal quarter) approximately $450,000 in back pay and interest to the involved current and former employees in the Production Division's Mississippi and Texas operations, terminates the private rights of these employees under the Fair Labor Standards Act with respect to the claims made in this suit. With respect to approximately 74 employees represented under a collective bargaining agreement in Texas, the case is still pending and the court has indicated it will set the case for trial during March 2003.

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

The Company is and will continue to vigorously defend this action. The Company's motions to compel arbitration and challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi are currently pending, and a November 18, 2002 trial date has been set. Court ordered mediation in this case took place on August 19, 2002, but no settlement was reached. As with the wage and hour and donning and doffing lawsuits discussed above, substantially similar lawsuits have been filed against other integrated poultry companies.

The matters described above in this Item 1 of Part II were also discussed in
Item 1 of Part II of the Company's Quarterly Reports on Form 10-Q filed by the Company for the quarters ended January 31, and April 30, 2002.

On August 2, 2002, three contract egg producers filed suit against the Company in the Chancery Court of Jefferson Davis County, Mississippi. The Plaintiffs filed suit on behalf of "all Mississippi residents who, between June 1993 and the present, [the Company] fraudulently and negligently induced into housing, feeding and providing water for [the Company's] breeder flocks and gathering, grading, packaging and storing the hatch eggs generated by said flocks and who have been compensated under the payment method established by the [Company]." Plaintiffs alleged that the Company "has defrauded Plaintiffs by unilaterally imposing and utilizing a method of payment which wrongfully and arbitrarily penalizes each grower based upon criteria which are under the control of the [Company] and which were never revealed, explained or discussed with each Plaintiff." Plaintiffs allege that they were required to accept breeder hens and roosters which are genetically different, with varying degrees of healthiness, and feed of dissimilar quantity and quality. Plaintiffs further allege contamination of and damage to their real property. Plaintiffs alleged that they were "fraudulent and negligently induced into housing, feeding and providing water for Sanderson's breeder flocks and gathering, grading, packaging and storing the hatch eggs produced from said flocks" for Sanderson. Plaintiffs seek unspecified amount of compensatory and punitive damages, as well as various forms of equitable relief. The Company will vigorously defend this lawsuit.

On July 25, 2002, a current contract grower and her husband filed suit against the Company and Farmers State Bank, N.A. in the District Court of Milam County, Texas. The Plaintiffs alleged "a conspiracy to defraud Plaintiffs in connection with [Sanderson's] promotion of a get-rich-quick scheme portrayed to Plaintiffs as a good investment for Plaintiff's future." The Plaintiffs further alleged that the Company and Farmers State Bank "conspired to defraud Plaintiffs by convincing them to purchase farm land, execute loan documents for the construction of chicken barns, and then forcing them to sign contracts of adhesion that made Plaintiffs the domestic servants of the defendants." The Plaintiffs further alleged that the Company and Farmers State Bank violated the Texas Deceptive Trade Practices-Consumer Protection Act. Plaintiffs seek an unspecified amount in compensatory damages, treble damages, attorney's fees, pre- and post-judgement interest and all costs of court. The Plaintiffs also seek a Permanent Injunction enjoining the Farmers State Bank from foreclosing on or otherwise taking possession or control of Plaintiff's real estate and the improvements thereon and other equitable relief. On August 8, 2002, the court heard arguments on the Plaintiff's motion for permanent injunction and on the Company's motion to stay the proceeding with respect to it pending arbitration of the matter as required by the Egg Producers Contract entered into by and between one of the Plaintiffs and the Company. On August 19, 2002, the court granted the Company's motion to compel arbitration in this case with respect to the Company and its grower pursuant to the arbitration provision of the contract. The case before the District Court of Milam County, Texas will be stayed pending arbitration between the Company and its grower. The Company will vigorously defend this lawsuit.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this report.
                Exhibit 3.1 Articles of Incorporation of the registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no.
                333-92412.)

                Exhibit 3.2 Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

                Exhibit 3.3 Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

                Exhibit 3.4 Certificate of Designations of Series A Junior Participating Preferred Stock of the registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

                Exhibit 3.5 Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the registrant.
                (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

                Exhibit 3.6 Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the registrant.
                (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

                Exhibit 3.7 By-Laws of the registrant, amended and restated as of July 27, 2000. (Incorporated by reference to Exhibit 4.7 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no.
                333-92412.)

                Exhibit 15a*  Independent Accountants' Review Report

                Exhibit 15b* Accountants' Letter re: Unaudited Financial Information.

                Exhibit 10-E-10* Agreement between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO

                Exhibit 99.01* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                Exhibit 99.02* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Company did not file any reports on Form 8-K during the three months ended July 31, 2002.

          -----------------
         *  Filed herewith.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date:  August 22, 2002              By: /s/D. Michael Cockrell
                                        Treasurer and Chief
                                        Financial Officer



Date: August 22, 2002               By: /s/James A. Grimes
                                        Secretary and Principal
                                        Accounting Officer

INDEX TO EXHIBITS


     Exhibit
      Number        Description of Exhibit


       3.1 Articles of Incorporation of the registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the registrant on July
                    15, 2002, registration no. 333-92412.)

       3.2 Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

       3.3 Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

       3.4 Certificate of Designations of Series A Junior Participating Preferred Stock of the registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

       3.5 Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

       3.6 Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

       3.7 By-Laws of the registrant, amended and restated as of July 27, 2000. (Incorporated by reference to Exhibit 4.7 filed with the registration statement on Form S-8 filed by the registrant on July 15, 2002, registration no. 333-92412.)

       15a*         Independent Accountants' Review Report

       15b*         Accountants' Letter re:  Unaudited Financial Information.

     10-E-10* Agreement between Sanderson Farms, Inc.(McComb Production Division) and United Food and
                    Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO

      99.01*        Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

      99.02*        Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002


-----------------
*  Filed herewith.