Form 10-Q/A
period 2002-07-31
SANDERSON FARMS INC
filed 2002-09-10
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-Q/A
                                (Amendment No. 1)
(MARK ONE)

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

                                Explanatory Note

         The registrant is amending its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 in order to file as Exhibit 10.1 the Seventh Amendment to Credit Agreement, dated as of July 29, 2002, by and among the registrant; Harris Trust and Savings Bank, individually and as agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. Item 6 - Exhibits and Reports on Form 8-K is the only item affected by this amendment and is reproduced in its entirety below.

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

                     Exhibit 15a*  Independent Accountants' Review Report

                     Exhibit 15b* Accountants' Letter re: Unaudited Financial Information.

                     Exhibit 10-E-10* Agreement between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO

                     Exhibit 10.1 Seventh Amendment to Credit Agreement, dated as of July 29, 2002, by and among the registrant; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank.

                     Exhibit 99.01* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     Exhibit 99.02* Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002


                --------------
               * Filed previously as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

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



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date: September 10, 2002                   By:/s/D. Michael Cockrell
                                             ----------------------
                                             Treasurer and Chief
                                             Financial Officer



Date: September 10, 2002                   By:/s/James A. Grimes
                                             ----------------------
                                              Secretary and Principal
                                              Accounting Officer

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

     15a* Independent Accountants' Review Report

     15b* Accountants' Letter re: Unaudited Financial Information.

     10.1 Seventh Amendment to Credit Agreement, dated as of July 29, 2002, by and among the registrant; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank.

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

   99.01* Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002

   99.02* Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002



 * Filed previously as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 .