Form 10-K
period 2002-10-31
SANDERSON FARMS INC
filed 2002-12-30
CIK 812128

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2002

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

                                    X Yes   ____ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         Aggregate market value (based on the closing sales price in the NASDAQ National Market System) of the voting stock held by non-affiliates of the Registrant as of November 29, 2002: approximately $111,959,484.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                   X Yes   ____ No

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in the NASDAQ National Market System on the last business day of the Registrant's most recently completed second fiscal quarter:
$134,242,781.

     Number of Shares outstanding of the Registrant's common stock as of November 30, 2002: 13,017,026 shares of common stock, $1.00 per share par value.

     Portions of the  Registrant's  definitive  proxy  statement  filed or to be
filed  in  connection  with  its  2003  Annual  Meeting  of   Stockholders   are
incorporated by reference into Part III.

                                INTRODUCTORY NOTE

         Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report. "Registrant" and "Company" mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. "Fiscal year" means the fiscal year ended October 31, 2002, which is the year for which this Annual Report is filed.

         Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A ("Executive Officers of the Registrant") has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 27, 2002.

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

         The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms(R) brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2002 the Registrant processed 264.7 million chickens, or approximately 1.3 billion dressed pounds. According to 2002 industry statistics, the Registrant was the 7th largest processor of dressed chickens in the United States based on estimated average weekly processing.

         The Registrant's chicken operations presently encompass five hatcheries, four feed mills, six processing plants and one by-products plant. The Registrant has contracts with operators of approximately 473grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 143 breeder farms.

         The Registrant sells over 200 processed and prepared food items nationally and regionally, primarily to distributors, national food service accounts, retailers and club stores. These food items include frozen entrees, such as chicken and dumplings, lasagna, seafood gumbo, and shrimp creole and specialty products, such as corn dogs.

         Since the Registrant completed the initial public offering of its common stock through the sale of 1,150,000 shares to an underwriting syndicate managed by Smith Barney, Harris Upham & Co. Incorporated and Morgan Keegan & Co. Inc. in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1995, this expansion included the expansion of the Registrant's Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Hazlehurst, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared foods facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant's poultry processing facilities, and the construction and start-up of its Pike County, Mississippi production and processing facilities, including a hatchery, a feed mill, a processing plant, a waste water treatment facility and a water treatment facility. During 1997, the Registrant completed the construction and start-up of its Brazos County, Texas production and processing facilities, including a hatchery, a feed mill located in Robertson County, Texas, a processing plant, a waste water treatment facility and a water treatment facility. In addition, since 1987, the Registrant completed the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities, and completed the renovation and expansion of its Collins, Mississippi by-products facility, allowing for the elimination of a smaller by-products facility at the Laurel, Mississippi plant.

         Capital expenditures for fiscal 2002 were funded by working capital. Effective July 31, 2002, the Registrant amended its revolving credit agreement to, among other things, increase the revolving credit available to the Registrant thereunder from $90.0 million to $100.0 million. On June 15, 1999, the Registrant entered into a Note Purchase Agreement with the Lincoln National Life Insurance Company pursuant to which the Company issued $20 million, 6.65% senior notes due July 7, 2007. The proceeds of such notes were used to pay a portion of the debt outstanding under the revolving credit agreement. The Registrant anticipates that capital expenditures for fiscal 2003 will be funded by internally generated working capital and, if needed, borrowings under the revolving credit agreement.

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

         The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms(R) brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2002, the Registrant processed approximately 264.7 million chickens, or approximately 1.3 billion dressed pounds. In addition, the Registrant purchased and further processed 14.5 million pounds of poultry products during fiscal 2002. According to 2002 industry statistics, the Registrant was the 7th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

                                      Fiscal Year Ended October 31,



                       1998       1999         2000      2001       2002
                       ----       ----        -----      ----       ----

Value added            98.6%      99.2%        99.5%     99.5%      99.7%
 Non-value added        1.4%        .8%          .5%       .5 %       .3%
                      -----      -----        -----     -----      -----
Total Registrant
chicken sales         100.0%     100.0%       100.0%    100.0%     100.0%
                      -----      -----        -----     -----      -----


The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales, of each of the Registrant's major product lines.

                                     Fiscal Year Ended October 31,

                               1998       1999    2000    2001    2002
                               ----       ----    ----    ----    ----
Registrant processed
  chicken:
Value added:
    Chill pack                 24.4%     33.2%    36.4%   40.3%   40.6%
    Fresh bulk pack            46.6      46.5     43.3    39.6    38.9
    Frozen                     11.6       8.0      7.5     9.2     9.2
                               ----     -----    -----   -----    ----
   Subtotal                    82.6      87.7     87.2    89.1    88.7
                               ----      ----     ----   -----    ----
Non-value added:
    Ice pack                    0.7       0.5       .3      .2      .2
    Frozen                      0.5       0.2       .1      .2      .1
                              -----      ----     ----   -----   -----
   Subtotal                     1.2        .7       .4      .4      .3
                              -----     -----     ----   -----   -----
   Total Company
     processed chicken         83.8      88.4     87.6    89.5    89.0
Processed and
  prepared  foods              16.2      11.6     12.4    10.5    11.0
                               ----      ----     ----   -----   -----

           Total              100.0%    100.0%   100.0% 100.0%   100.0%
                              =====     =====    =====  =====    =====


Sales and Marketing

         The Registrant's chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors located principally in the southeastern, southwestern and western United States. The Registrant also sells its chicken products to governmental agencies, fast food operators and to customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant's broad product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility.

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

         The Registrant has used television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms(R) products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising featuring a celebrity as the Registrant's spokesperson. Brand awareness is an important element of the Registrant's marketing philosophy, and it intends to continue brand name merchandising of its products.

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

         Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant's breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2002, the Registrant maintained contracts with 31 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant's vehicles to breeder farms that are maintained, as of October 31, 2002, by 112 independent contractors under the Registrant's supervision. Eggs produced by independent contract breeders are transported to Registrant's hatcheries in Registrant's vehicles.

         The Registrant owns and operates five hatcheries located in Mississippi and Texas where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant's vehicles to independent contract grow-out farms. As of October 31, 2002, the Registrant's hatcheries were capable of producing an aggregate of approximately 5.6 million chicks per week.

         Grow-out. The Registrant places its chicks on 473 grow-out farms, as of October 31, 2002, located in Mississippi, Louisiana and Texas where broilers are grown to an age of approximately six to eight weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

         Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

         Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant's total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2002, the Registrant operated four feed mills, three of which are located in Mississippi and one in Texas. The Registrant's annual feed requirements for fiscal 2002 were (approximately) 1,735,000 tons, and it has the capacity to produce approximately 1,900,000 tons of finished feed annually under current configurations.

         Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 2002, the Registrant had approximately 739,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant's profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse effect of grain price increases.

         Processing. Once the chicks reach processing weight, they are transported to the Registrant's processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant's Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant's Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a single shift basis, is currently processing approximately 950,000 chickens per week. The Registrant's Brazos County, Texas processing plant, which is currently operating two lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant's Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants, which currently operate on a double shift basis, are currently processing approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at six processing facilities. At October 31, 2002, these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 10.8 million pounds of product per week.

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

         Executive Offices; Other Facilities. The Registrant's corporate offices are located in Laurel, Mississippi. As of October 31, 2002, the Registrant operated one by-products plant, and six automotive maintenance shops which service approximately 484 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, currently serving over 240 children.

Quality Control

         The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers wholesome, high quality products.

         From the corporate offices, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant's feed ingredients and feed, the health of the Registrant's breeder flocks and broilers, and conducts microbiological tests of live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the six processing plants and the processed and prepared food plant.

Regulation

         The Registrant's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The Registrant's chicken processing plants are subject to continuous on-site inspection by the USDA. The Sanderson Farms, Inc. (Foods Division) processing plant operates under the USDA's Total Quality Control Program which is a strict self-inspection plan written in cooperation with and monitored by the USDA. The FDA inspects the production of the Registrant's feed mills.

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

Sources of Supply

         During fiscal 2002, the Registrant purchased its pullets and its cockerels from two (2) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant's purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

         Other major raw materials used by the Registrant include feed grains, cooking ingredients and packaging materials. The Registrant purchases these materials from a number of vendors and believes that its sources of supply are adequate for its present needs. The Registrant does not anticipate any difficulty in obtaining these materials in the future.

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

         The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms(R) which it uses in connection with the distribution of its prepared foods, and frozen entree products, as well as in connection with the distribution of its premium grade chill pack chicken products.

         The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.

Employees and Labor Relations

         As of October 31, 2002, the Registrant had 7,886 employees, including 776 salaried and 7,110 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 646 hourly employees who work at the Registrant's processing plant in Hammond, Louisiana expires on November 30, 2004. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

         A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 566 hourly employees who work at the Registrant's processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This Agreement expired on June 30, 1999, and was renegotiated and executed on July 26, 1999, and had a expiration date of December 31, 2002. Negotiations are underway on a new agreement. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

         A collective bargaining agreement with the Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,143 hourly employees who work at the Registrant's processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and expired on December 30, 1999. Negotiations to extend the agreement were completed and an extended agreement was reached on January 13, 2000. The extended agreement has a termination date of December 31, 2003. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Collins plant.

         On June 9, 1999, the production, maintenance and clean-up employees at the Company's Brazos County, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement was negotiated and signed on October 7, 1999, and expired on December 31, 2002. A new contract was negotiated and signed on November 13, 2002, and the new contract has an expiration date of December 31, 2005. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Brazos County, Texas processing facility.

         On May 28, 1999, truck drivers at the Company's Brazos County, Texas processing and production facilities voted to be represented in collective bargaining by the Teamsters International Local #968. Negotiations with this union were completed in December 1999, and a collective bargaining agreement effective January 1, 2000 was signed, which agreement will expire on December 31, 2002. This contract has been extended to January 27, 2003, and negotiations are underway on a new agreement.

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

              On September 13, 2001, production, maintenance and truck driver employees at the Company's McComb, Mississippi Feed Mill facility voted to be represented in collective bargaining by United Food and Commercial Workers' Union Local #1529 AFL-CIO. A collective bargaining agreement was negotiated and signed effective July 16, 2002, and has an expiration date of June 30, 2005. This agreement includes a provision allowing re-opening of bargaining of certain financial matters on July 1, 2003 and July 1, 2004, and has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at this facility.



(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND
         DOMESTIC OPERATIONS AND EXPORT SALES

         The Registrant engages in no material foreign operations, and no material portion of its revenues was derived from customers in foreign countries.


(e)      AVAILABLE INFORMATION

         Our address on the world wide web is http://www.sandersonfarms.com. The information on our web site is not a part of this document. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports are available, free of charge, through our web site as soon as reasonably practicable after they are filed with the SEC.


Item 2.  Properties.

The Registrant's principal properties are as follows:

                 Use                      Location (City, State)
                 ---                      ---------------------

         Poultry complex, including       Laurel, Mississippi
         poultry processing plant,
         hatchery and feedmill

         Poultry complex, including       Pike County, Mississippi
         poultry processing plant,
         hatchery and feedmill

         Poultry complex, including       Hazlehurst, Mississippi
         poultry processing plant,
         hatchery and feedmill

         Poultry complex, including       Brazos and Robertson Counties, Texas
         poultry processing plant,
         hatchery and feedmill

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

         There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $957,000 on October 31, 2002, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, as amended, and under the $20 million long-term fixed rate loan agreements effective in February 1993 and June 1999, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

         Management believes that the Company's facilities are suitable for its current purposes, and believes that current renovations and expansions will enhance present operations and allow for future internal growth.

Item 3.  Legal Proceedings.

         On April 5, 2000, thirteen individuals claiming to be former hourly employees of the Company's processing subsidiary (Sanderson Farms, Inc. (Processing Division) (the "Processing Division")) filed a lawsuit in the United States District Court for the Southern District of Texas claiming that the Processing Division violated requirements of the Fair Labor Standards Act. The Plaintiffs' lawsuit also purported to represent similarly situated workers who filed consents to be included as plaintiffs in the suit. A total of 109 individuals consented to join the lawsuit.

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

         Plaintiffs sought an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join in the lawsuit. There were 6,476 hourly workers employed at the Processing Division's plants as of October 31, 2002.

         On April 24, 2001, the Court granted the Processing Division's summary judgment motion and entered a final judgment in favor of the Processing Division. Plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals. On March 7, 2002, the United States Fifth Circuit Court of Appeals affirmed the decision of the United States District Court granting the Processing Division's motion for summary judgment. The plaintiffs had 90 days from March 7, 2002 to request that the United States Supreme Court hear an appeal of this case, which time has expired.

         On May 15, 2000, an employee of the Company's production subsidiary (Sanderson Farms, Inc. (Production Division) (the "Production Division")), filed suit against the Production Division in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 26 employees filed consents to join in this lawsuit.

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

         On January 18, 2001, the United States District Court for the Southern District of Texas granted the Production Division's request to move the suit pending before that court to the Southern District of Mississippi, Hattiesburg Division. The Production Division later filed its motion with the United States District Court for the Southern District of Mississippi to have the two cases consolidated, which motion was granted. On February 4, 2002, the Production Division reached a settlement with the Department of Labor that fully and completely compromised and settled the claims of all live-haul employees in the Production Division, other than certain Production Division employees represented in a collective bargaining agreement in Texas. The settlement, approved by the court on March 11, 2002, and pursuant to which the Production Division paid during its second fiscal quarter (accrued during its first fiscal quarter) approximately $450,000 in back pay and interest to the involved current and former employees in the Production Division's Mississippi and Texas operations, terminates the private rights of these employees under the Fair Labor Standards Act with respect to the claims made in this suit. With respect to approximately 74 employees represented under a collective bargaining agreement in Texas, the court entered its Order Granting Joint Motion for Court Approval of Settlement on November 4, 2002. The final settlement of this matter will become effective upon a ruling by the court on the plaintiff's request for award of attorney's fees. The court is scheduled to hear arguments on the attorney's fees issue on January 7, 2003. The Production Division will pay approximately $188,000 in back pay to the Texas employees as part of the settlement, and this amount is accrued and reflected in the Company's accompanying consolidated financial statements.

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

         The Company is vigorously defending and will continue to vigorously defend this action. On November 22, 2002, the Court denied the Company's motions to compel arbitration, challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi, and seeking to have the case dismissed pursuant to rule 5(c) of the Mississippi Rules of Civil Procedure. The Company then filed its motion for interlocutory appeal on these issues with the Mississippi State Supreme Court. On December 6, 2003, the Mississippi State Supreme Court agreed to hear this motion and stayed the action in the Chancery Court pending disposition of this motion. This matter is pending. As with the wage and hour and donning and doffing lawsuits discussed above, substantially similar lawsuits have been filed against other integrated poultry companies.

         On August 2, 2002, three contract egg producers filed suit against the Company in the Chancery Court of Jefferson Davis County, Mississippi. The Plaintiffs filed suit on behalf of "all Mississippi residents who, between June 1993 and the present, [the Company] fraudulently and negligently induced into housing, feeding and providing water for [the Company's] breeder flocks and gathering, grading, packaging and storing the hatch eggs generated by said flocks and who have been compensated under the payment method established by the [Company]." Plaintiffs alleged that the Company "has defrauded Plaintiffs by unilaterally imposing and utilizing a method of payment which wrongfully and arbitrarily penalizes each grower based upon criteria which are under the control of the [Company] and which were never revealed, explained or discussed with each Plaintiff." Plaintiffs allege that they were required to accept breeder hens and roosters which are genetically different, with varying degrees of healthiness, and feed of dissimilar quantity and quality. Plaintiffs further allege contamination of and damage to their real property. Plaintiffs alleged that they were "fraudulently and negligently induced into housing, feeding and providing water for the Company's breeder flocks and gathering, grading, packaging and storing the hatch eggs produced from said flocks" for the Company. Plaintiffs seek unspecified amount of compensatory and punitive damages, as well as various forms of equitable relief. The Company will vigorously defend this lawsuit.

         On July 25, 2002, a current contract grower and her husband filed suit against the Company and Farmers State Bank, N.A. in the District Court of Milam County, Texas. The Plaintiffs alleged "a conspiracy to defraud Plaintiffs in connection with [the Company's] promotion of a get-rich-quick scheme portrayed to Plaintiffs as a good investment for Plaintiff's future." The Plaintiffs further alleged that the Company and Farmers State Bank "conspired to defraud Plaintiffs by convincing them to purchase farm land, execute loan documents for the construction of chicken barns, and then forcing them to sign contracts of adhesion that made Plaintiffs the domestic servants of the defendants." The Plaintiffs further alleged that the Company and Farmers State Bank violated the Texas Deceptive Trade Practices-Consumer Protection Act. Plaintiffs seek an unspecified amount in compensatory damages, treble damages, attorney's fees, pre- and post-judgement interest and all costs of court. The Plaintiffs also seek a Permanent Injunction enjoining the Farmers State Bank from foreclosing on or otherwise taking possession or control of Plaintiff's real estate and the improvements thereon and other equitable relief. On August 8, 2002, the court heard arguments on the Plaintiff's motion for permanent injunction and on the Company's motion to stay the proceeding with respect to its pending arbitration of the matter as required by the Egg Producers Contract entered into by and between one of the Plaintiffs and the Company. On August 19, 2002, the court granted the Company's motion to compel arbitration in this case with respect to the Company and its grower pursuant to the arbitration provision of the contract. The case before the District Court of Milam County, Texas will be stayed pending arbitration between the Company and its grower. No arbitration date has been set. The Company will vigorously defend this matter.

         The Company is also a party to lawsuits against various vitamin and methionine suppliers arising out of alleged price fixing activities by the defendants. For more information about these lawsuits, please see the section of this Report entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."


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

Item 4A.  Executive Officers of the Registrant.
                                                                  Executive
       Name                Age        Office                    Officer Since

Joe F. Sanderson, Jr.      56     Chairman of the Board,              1984 (1)
                                  President and
                                  Chief Executive
                                  Officer

D. Michael Cockrell        45     Treasurer and Chief                 1993 (2)
                                  Financial Officer,
                                  Board Member

James A. Grimes            54     Secretary and                       1993 (3)
                                  Chief Accounting Officer

Lampkin Butts              51     Vice President - Sales,             1996 (4)
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

                                     PART II


Item 5.  Market for the Registrant's Common
         Equity and Related Stockholder Matters.

         The Company's common stock is traded on the NASDAQ National Market System under the symbol SAFM. The number of stockholders as of November 30, 2002, was 2,240.

         The following table shows quarterly cash dividends and quarterly high and low prices for the common stock for the past two fiscal years. National Market System quotations are based on actual sales prices.

                                      Stock Price
  Fiscal Year 2002      High              Low              Dividends
  ------------------------------------------------------------------------------

  First Quarter        $22.14            $13.55            $.10
  Second Quarter       $27.49            $20.93            $.10
  Third Quarter        $27.50            $18.20            $.10
  Fourth Quarter       $20.62            $15.83            $.10

                                      Stock Price
  Fiscal Year 2001      High              Low              Dividends
  ------------------------------------------------------------------------------

  First Quarter        $10.44            $ 6.75            $.05
  Second Quarter       $11.50            $ 7.62            $.05
  Third Quarter        $13.89            $10.62            $.05
  Fourth Quarter       $14.26            $11.25            $.05

On December 16, 2002 the closing sales price for the common stock was $20.39 per share.


Item 6.    Selected Financial Data.
                                          Year Ended October 31
                                     2002      2001      2000     1999     1998
                                    -----      ----      ----     ----     ----
                                         (In thousands, except per share data)

Net sales                           $743,665 $706,002 $605,911 $559,031 $521,394
Operating income (loss)               49,977   51,094     (588)  23,008   31,822
Net income (loss)                     28,840   27,784   (5,571)  10,546   15,256

Basic and diluted earnings (loss)
       per share)                       2.18     2.04     (.41)     .75     1.06
Diluted earnings (loss) per share       2.15     2.04     (.41)     .75     1.06

Working capital                       68,452   76,969   71,334   67,272   59,665

Total assets                         280,510  288,971  281,856  283,510  265,671
Long-term debt, less
  current maturities                  49,969   77,212  107,491  104,651   95,695
Stockholders' equity                 155,891  144,339  120,015  130,844  129,482
Cash dividends declared
  per share                        $     .40 $    .20 $    .20 $    .20 $    .20


                         QUARTERLY FINANCIAL DATA

                               Fiscal Year 2002

                              First      Second     Third        Fourth
                             Quarter     Quarter    Quarter      Quarter
                             --------   --------    --------     -------
                               (In thousands, except per share data)
                                            (Unaudited)

Net sales                    $164,527    $175,413   $202,694    $201,031
Operating income                9,497      13,382     15,910      11,188
Net income                      5,295       7,708      9,285       6,552
Basic earnings per share     $    .39    $    .59   $    .71    $    .50
Diluted earnings
    per share                $    .39    $    .58   $    .70    $    .49

                               Fiscal Year 2001

                              First      Second      Third       Fourth
                             Quarter     Quarter     Quarter     Quarter
                             --------   --------     --------    -------
                                (In thousands, except per share data)
                                              (Unaudited)

Net sales                    $152,081    $163,583   $183,692    $206,646
Operating income                2,339      10,068     16,668      22,019
Net income                        384       5,018      9,559      12,823
Basic and diluted earnings
    per share                $    .03    $    .37   $    .70    $    .94

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.


CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY
AFFECT FUTURE PERFORMANCE

This Annual Report contains certain forward-looking statements about the business, financial condition and prospects of the Company. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, changes in the market price for the Company's finished products and for feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets, as described below; changes in competition and economic conditions; various inventory risks due to changes in market conditions; changes in governmental rules and regulations applicable to the Company and the poultry industry; and other risks described below. These risks and uncertainties cannot be controlled by the Company. When used in this Annual Report, the words "believes," "estimates," "plans," "expects," "should," "outlook," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

The Company's poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age ("grow-out"), processing and marketing. Consistent with the poultry industry, the Company's profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company's poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 65.6% of the Company's total production costs.

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


Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 2002 as follows:

                                 1st          2nd        3rd         4th
                               Quarter      Quarter    Quarter     Quarter
Fiscal 2002
  High                         $.6500*      $.6300    $.6425        $.6425
  Low                          $.6275       $.6250*   $.6250*       $.6275

Fiscal 2001
  High                         $.6150*      $.6200    $.6250        $.6650*
  Low                          $.6150*      $.6175    $.6450        $.6500

Fiscal 2000
  High                         $.5850       $.5800    $.5975        $.6200*
  Low                          $.5800       $.5725*   $.5725        $.6000

*Year High/Low

Fiscal 2001 as compared to fiscal 2000 brought significant increases in the average sales price of whole birds, wings and leg quarters with only modest decreases in market prices for boneless breast meat. In addition, the average cost of feed grains, while higher than the fiscal 2000 average, remained at relatively favorable levels during fiscal 2001. The overall favorable market conditions during fiscal 2001 were enhanced by the ongoing improvements to the Company's operations and marketing changes implemented over the past several years. During fiscal 2002, the Company continued to see improvements in the Company's sales program and operating performance. These improvements, however, were offset by overall lower prices for poultry products and higher grain prices during fiscal 2002 as compared to fiscal 2001.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

For the fiscal year ended October 31, 2002, net sales were $743.7 million, a 5.3% increase compared with net sales of $ 706.0 million for the prior year. Net sales of poultry products increased $24.2 million or 3.8%. This increase in the net sales of poultry products resulted from an increase in the pounds of poultry product sold of 10.9%, which was partially offset by a decrease in the average sales price of poultry products of 6.3%. The increase in the pounds of poultry products sold during fiscal 2002 as compared to fiscal 2001 resulted from an increase in the average live weight of chickens produced of 8.2%. Overall market prices for poultry products were significantly lower during fiscal 2002 as compared to fiscal 2001 as leg quarters, wings and breast tenders were 23.9%, 33.1% and 19.1% lower, respectively. The softness in leg quarter prices resulted from the Russian embargo of United States poultry meat on March 10, 2002. Shipments to Russia resumed during the fourth quarter of fiscal 2002. However, these shipments resumed only on a limited basis, and it may be some time before volumes return to previous levels. As a result leg quarter prices will remain under pressure in the near term. Net sales of prepared food products increased $13.0 million or 16.9% during fiscal 2002 as compared to fiscal 2001. The increase reflects an increase in the pounds of prepared food products sold of 12.0% and an increase in the average sales price of prepared food products sold of 4.4%.

Cost of sales during fiscal 2002 increased $36.5 million or 5.8% as compared to fiscal 2001, which is net of $5.0 million in awards received from lawsuits against vitamin and methionine vendors. The Registrant is a party to lawsuits against various vitamin and methionine suppliers arising out of alleged price fixing activities by the defendants. During fiscal 2002 and through December 26, 2002, the Registrant recognized $5.0 million as partial settlement of these lawsuits with various defendants. Settlement discussions are ongoing with the remaining defendants, and, based on prior settlement discussions and the results thereof and developments that have occurred subsequent to October 31, 2002, management believes it is likely that material settlement payments will be made to the Company by certain defendants during fiscal 2003.

Cost of sales of poultry products during the same period increased $24.1 million or 4.3%. The increase in cost of sales of poultry products reflects a decrease in the average cost of sales per pound of poultry products of 5.9% as the Company benefitted from improved operating performance, lower energy costs and the awards mentioned above. Cash market prices for corn and soy meal during fiscal 2002 as compared to fiscal 2001 increased 9.0%, and decreased 0.9%, respectively. However, during the fourth quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001 the cash market prices for corn and soy meal increased 25.4% and 4.9%, respectively. The Company expects corn and soy meal prices to be higher during fiscal 2003 than during fiscal 2002. Cost of sales of prepared food products during fiscal 2002 as compared to fiscal 2001 increased $12.4 million or 19.0% due to an increase in pounds of prepared food products sold of 12.0%, an increase in the cost of raw materials and a change in the mix of products sold.

Selling, general and administration expenses for fiscal 2002 increased $2.3 million compared to fiscal 2001. This increase was primarily due to expenses associated with the Company's employee incentive plan, an increase in allowance for doubtful accounts and increased contributions to the Company's Employee Stock Ownership Plan.

The Company's operating income during fiscal 2002 as compared to fiscal 2001 was approximately the same despite the challenging market environment the poultry industry experienced during fiscal 2002. The Company's operating income for fiscal 2002 was approximately $50.0 million as compared to operating income during fiscal 2001 of $51.1 million. The fiscal 2002 operating income reflects improved plant efficiency and live grow-out performance and the $5.0 million in awards from the lawsuits against vitamin and methionine suppliers. Excluding these awards, the Company's operating income for fiscal 2002 was $45.0 million.

As in fiscal 2001, the Company continued to decrease its outstanding debt during fiscal 2002. The Company decreased its debt during fiscal 2002 by $27.2 million, which, along with lower interest rates, resulted in significantly lower interest expense. Interest expense for fiscal 2002 was $3.7 million as compared to $6.8 million for fiscal 2001, a decrease of $3.1 million or 45.6%. The Company expects interest expense to be lower during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

The Company's effective tax rates for fiscal 2002 and fiscal 2001 were 38.0% and 37.9%, respectively.

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

The Company's operating income for fiscal 2001 was $51.1 million as compared to an operating loss for fiscal 2000 of $600,000, an improvement of $52.5 million. The improvement in the Company's operating income reflects a continued strong performance by our prepared foods division, a significant increase in market prices for leg quarters and wings, and marketing changes the Company implemented over the past several years as well as ongoing improvements to the Company's operations.

During fiscal 2001 the Company was able to reduce its outstanding debt by approximately 31.2 million. As a result, interest expense for fiscal 2001 was $6.8 million as compared to $8.2 million for fiscal 2000, a decrease of $1.4 million most of which decrease came in the fourth fiscal quarter. During the fourth quarter of fiscal 2001 as compared to the fourth quarter of fiscal 2000 the Company's interest expense decreased $1.0 million.

 The Company's effective tax rates for fiscal 2001 and fiscal 2000 were 37.9% and 37.2%, respectively.

Liquidity and Capital Resources

The Company's working capital at October 31, 2002 was $68.4 million and its current ratio was 2.2 to 1. This compares to working capital of $77.0 million and a current ratio of 2.6 to 1 as of October 31, 2001. During fiscal 2002 the Company spent approximately $19.7 million on planned capital projects and $14.6 million to repurchase 736,000 shares of its common stock under its existing stock repurchase plan.

The Company's capital budget for fiscal 2003 is approximately $19.4 million. The fiscal 2003 capital budget includes cost of renovations and changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility. The Company expects that working capital and cash flows from operations will be sufficient in fiscal 2003 to fund the anticipated capital expenditures. However, if needed, the Company has available $80.0 million under its revolving credit agreement as of October 31, 2002.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management suggests that the Company's Summary of Significant Accounting Policies, as described in Note 1 of the Notes to the Consolidated Financial Statements, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies and estimates that most impact the Company's Consolidated Financial Statements are described below.


Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer's inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected.

Inventories

Processed food and poultry inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market. If market prices for poultry or feed grains move substantially lower, the Company would record adjustments to write down the carrying values of processed poultry and feed inventories to fair market value.

Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The cost associated with broiler inventories, consisting principally of chicks, feed, medicine and grower payments, are accumulated during the growing period. The cost associated with breeder inventories, consisting principally of breeder chicks, feed, medicine and grower payments are accumulated during the growing period. Capitalized breeder costs are then amortized over nine months using the straight-line method. Mortality of broilers and breeders is charged to cost of sales as incurred. High mortality from disease or extreme temperatures would result in abnormal charges to cost of sales to write-down live poultry inventories.


Long-Lived Assets

Depreciable long-lived assets are primarily comprised of buildings and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 19 to 39 years for buildings and 3 to 7 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense.

The Company continually reevaluates the carrying value of its long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset.

Accrued Self Insurance

Insurance expense for workers' compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company's total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. However, actual expenses could differ significantly from these estimates.
Income Taxes

The Company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for financial and income tax purposes. The Company is periodically audited by taxing authorities. Any audit adjustments affecting permanent differences could have an impact on the Company's effective tax rate.



Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Market Risk

The Company is a purchaser of certain commodities, primarily corn and soybean meal. As a result, the Company's earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, the Company from time to time will lock-in future feed ingredient prices using forward purchase agreements with suppliers. The Company does not use such instruments for trading purposes and is not a party to any leverage derivatives.

The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company's fixed rate debt approximates the carrying amount at October 31, 2002. Management believes the potential effects of near-term changes in interest rates on the Company's fixed rate debt is not material.
The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.  Financial Statements and Supplementary Data.

                     Sanderson Farms, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                             October 31
                                                                    2002                    2001
                                                                    ----------------------------
                                                                           (In thousands)
Assets
Current assets:
   Cash and cash equivalents                                      $   9,542              $ 24,175
   Accounts receivable, less allowance of $663,000 in
   2002 and $303,000 in 2001                                          1,073                40,187
   Inventories                                                       57,964                52,350
   Refundable income taxes                                            2,764                     0
   Prepaid expenses                                                   2,121                 9,452
                                                                  ---------             ---------
Total current assets                                                123,464               126,164
Property, plant and equipment:
     Land and buildings                                             134,076               130,366
       Machinery and equipment                                      255,590               248,621
                                                                    -------               -------
                                                                    389,666               378,987
     Accumulated depreciation                                     (233,183)              (216,801)
                                                                  --------                -------
                                                                   156,483                162,186
Other assets                                                           563                    621
                                                                  --------             ----------
Total assets                                                      $280,510               $288,971
                                                                   =======                =======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                               25,258               $ 20,309
     Accrued expenses                                               26,511                 25,708
     Current maturities of long-term debt                            3,243                  3,178
                                                                  --------              ---------
Total current liabilities                                           55,012                 49,195
Long-term debt, less current maturities                             49,969                 77,212
Claims payable                                                       2,600                  2,400
Deferred income taxes                                               17,038                 15,825
Stockholders' equity:
     Preferred Stock:
         Series A Junior Participating Preferred Stock, $100
         par value:  authorized shares-500,000; none issued
         Par value to be determined by the Board of Directors:
         authorized shares-4,500,000; none issued
     Common Stock, $1 par value:  authorized shares-100,000,000;
         issued and outstanding shares-13,051,026 in 2002 and
              13,564,955 in 2001                                    13,051                 13,565
     Paid-in capital                                                     0                  2,945
     Retained earnings                                             142,840                127,829
                                                                   -------                -------
Total stockholders' equity                                         155,891                144,339
                                                                   -------                -------
Total liabilities and stockholders' equity                        $280,510               $288,971
                                                                   =======                =======

                             See accompanying notes.


                                                 Sanderson Farms, Inc. and Subsidiaries
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                                                    Years Ended October 31
                                                                       2002               2001                    2000
                                                                     -------            --------                -------
                                                                 (In thousands, except per share data)
Net sales                                                            $743,665              $706,002             $605,911
Cost and expenses:
  Cost of sales                                                       663,161               626,693              580,136
  Selling, general and administrative                                  30,527                28,215               26,363
                                                                      -------               -------              -------
                                                                      693,688               654,908              606,499
                                                                      -------               -------              -------

Operating income (loss)                                                49,977                51,094                 (588)
Other income (expense):
 Interest income                                                          185                   377                  213
 Interest expense                                                      (3,681)               (6,753)              (8,195)
 Other                                                                     (1)                   54                   69
                                                                       ------                ------               ------
                                                                       (3,497)               (6,322)              (7,913)
                                                                       ------                ------               ------
Income (loss) before income taxes and cumulative effect
  of accounting change                                                 46,480                44,772               (8,501)
Income tax expense (benefit)                                           17,640                16,988               (3,164)
                                                                       ------                ------               ------
Income (loss) before cumulative effect
  of accounting change                                                 28,840                27,784               (5,337)
                                                                       ======                ======               ======
Cumulative effect of accounting change (net of income
  taxes of $140,000)                                                        0                     0                 (234)
                                                                       ------                ------               ------

Net income (loss)                                                     $28,840               $27,784              $(5,571)
                                                                       ======                ======               ======
Basic net income (loss) per share:
  Income (loss) before cumulative
    effect of accounting change                                       $  2.18               $  2.04              $  (.39)
  Cumulative effect of accounting change                                    0                     0                 (.02)
                                                                       ------                ------               ------
  Net income (loss) per share                                         $  2.18               $  2.04              $  (.41)
                                                                       ======                ======               ======
Diluted net income (loss) per share:
  Income (loss) before cumulative
    effect of accounting change                                       $  2.15               $  2.04              $  (.39)
  Cumulative effect of accounting change                                    0                     0                 (.02)
                                                                       ------                ------               ------
  Net income (loss) per share                                         $  2.15               $  2.04              $  (.41)
                                                                       ======                ======               ======
Weighted average shares outstanding:
    Basic                                                              13,200                13,596               13,726
                                                                       ======                ======               ======
    Diluted                                                            13,429                13,640               13,726
                                                                       ======                ======               ======


                             See accompanying notes.

                     Sanderson Farms, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Total
                                                 Common Stock           Paid-In    Retained    Stockholders'
                                             Shares        Amount       Capital    Earnings       Equity
                                                     (In thousands, except shares and per share amounts)
Balance at November 1, 1999                 13,932,455       $13,932      $5,835    $111,077   $130,844
  Net loss for year                                                                   (5,571)    (5,571)
  Cash dividends ($.20 per share)                                                     (2,740)    (2,740)
  Purchase and retirement of
     common stock                             (299,500)         (299)     (2,219)                (2,518)
                                             ----------------------------------------------------------
Balance at October 31, 2000                  13,632,955       13,633       3,616     102,766    120,015
  Net income for year                                                                 27,784     27,784
  Cash dividends ($.20 per share)                                                     (2,721)    (2,721)
  Purchase and retirement of
     common stock                               (68,000)         (68)       (671)                  (739)
                                             ----------------------------------------------------------
Balance at October 31, 2001                  13,564,955       13,565       2,945     127,829    144,339
  Net income for year                                                                 28,840     28,840
  Cash dividends ($.40 per share)                                                     (5,245)    (5,245)
  Purchase and retirement of
     common stock                              (736,079)        (736)     (5,320)     (8,584)   (14,640)
   Issuance of common stock                     222,150          222       2,375                  2,597
                                             ----------------------------------------------------------

Balance at October 31, 2002                  13,051,026      $13,051      $    0     $142,840  $155,891
                                             ==========================================================

                             See accompanying notes.

                              SANDERSON FARMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years Ended October 31
                                                             2002               2001             2000
                                                             ----------------------------------------
                                                                          (In thousands)
Operating activities
Net income (loss)                                           $28,840           $27,784           $(5,571)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Cumulative effect of accounting change                         0                 0               374
   Depreciation and amortization                             24,710            25,722            26,432
   Provision for losses on accounts receivable                  360                44             1,413
   Deferred income taxes                                      1,340              (178)              340
   Change in assets and liabilities:
      Accounts  receivable                                   (1,246)           (3,193)           (1,874)
      Inventories                                            (5,614)           (2,088)           (2,628)
      Prepaid expenses and refundable income taxes           (5,560)            2,791            (3,647)
      Other assets                                             (141)             (205)               30
      Accounts  payable                                       4,949             2,802             5,002
      Accrued expenses and claims payable                     1,003            11,173               463
                                                             ------            ------            ------
Total adjustments                                            19,801            36,868            25,905
                                                             ------            ------            ------
Net cash provided by operating activities                    48,641            64,652            20,334


Investing activities
Capital expenditures                                        (19,704)          (14,587)          (16,557)
Net proceeds from sale of property and equipment                896                86               217
                                                             ------            ------            ------
Net cash used in investing activities                       (18,808)          (14,501)          (16,340)

Financing activities
Net change in revolving credit                              (24,000)          (28,000)            6,000
Principal payments on long-term debt                         (2,958)           (2,954)           (2,950)
Principal payments on capital lease obligation                 (220)             (205)             (195)
Dividends paid                                               (5,245)           (2,721)           (2,740)
Purchase and retirement of common stock                     (14,640)             (739)           (2,518)
Net proceeds from common stock issued                         2,597                 0                 0
                                                             ------            ------             -----
Net cash used in financing activities                       (44,466)          (34,619)           (2,403)
                                                             ------            ------             -----
Net change in cash and cash equivalents                     (14,633)           15,532             1,591
Cash and cash equivalents
  at beginning of year                                       24,175             8,643             7,052
                                                             ------            ------            ------
Cash and cash equivalents
  at end of year                                              9,542           $24,175           $ 8,643
                                                             ======            ======            ======

Supplemental disclosure of cash flow information:
  Income taxes paid (refunded), net                         $18,675           $12,372           $   (67)
                                                             ======            ======            ======
  Interest paid                                             $ 3,993           $ 6,920           $ 8,728
                                                             ======            ======            ======

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

The Company sells to retailers, distributors and fast food operators primarily in the southeastern, southwestern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral. Shipping and handling costs are included as a component of cost of sales.

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

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the "Act") provides that the taxes on the cash basis temporary differences as of that date are payable over 20 years beginning in fiscal 1998 or in full in the first fiscal year in which the Company fails to qualify as a "Family Farming Corporation." The Company will continue to qualify as a "Family Farming Corporation" provided there are no changes in ownership control, which management does not anticipate during fiscal 2003.

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

2. Inventories

Inventories consisted of the following:

                                                   October 31
                                           2002                  2001
                                        -----------------------------
                                                (In thousands)

Live poultry-broilers and breeders       $33,392               $30,649
Feed, eggs and other                       7,389                 6,597
Processed poultry                          8,423                 5,894
Processed food                             4,507                 4,918
                                          ------                ------
Packaging materials                        4,253                 4,292
                                          ------                ------
                                         $57,964               $52,350
                                          ======                ======

3. Long-term Credit Facilities and Debt

Long-term debt consisted of the following:

                                                             October 31
                                                     2002                2001
                                                     ----                ----
                                                          (In  thousands)

Revolving credit agreement with banks
  (weighted average rate of 5.1% at
  October 31, 2002)                                   $20,000            $44,000
Term loan with an insurance company,
  accruing interest at 7.49%; due in
  annual principal installments of $2,850,000           2,900              5,750
Term loan with an insurance company,
  accruing interest at 6.65%; due in annual
  principal installments of $2,857,000,
  beginning in July 2004                               20,000             20,000
Note payable, accruing interest at 5%;
   due in annual installments of $161,400,
   including interest, maturing in 2009                   957              1,065
6% Mississippi Business Investment Act
  bond-capital lease obligation, due
November 1, 2012                                        3,055              3,275
Robertson County, Texas, Industrial
  Revenue Bonds accruing interest
  at a variable rate, 2.4% at October
   31, 2002; with optional annual principal
   installments of $900,000, due
   November 1, 2005                                     6,300              6,300
                                                       ------             ------
                                                       53,212             80,390
Less current maturities of long-term debt               3,243              3,178
                                                       ------             ------
                                                      $49,969            $77,212
                                                       ======             ======


The Company has a $100.0 million ($80.0 million available at October 31, 2002) revolving credit agreement with four banks, which extends to fiscal 2005. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $4,127,933 million is pledged as collateral to a note payable and the capital lease obligation.

The aggregate annual maturities of long-term debt at October 31, 2002 are as follows (in thousands):


    Fiscal Year                    Amount

       2003                        $ 3,243
       2004                          6,264
       2005                         11,285
       2006                         11,306
       2007                         11,333
      Thereafter                     9,781
                                   -------
                                   $53,212
                                   =======

4. Income Taxes

Income tax expense (benefit) consisted of the following:
                               Years Ended October 31
                                          2002       2001        2000
                                          -----------------------------
                                                (In thousands)

Current:
 Federal                               $14,670     $15,518     $(3,600)
 State                                   1,630       1,450         (44)
                                       -------------------------------
                                        16,300      16,968      (3,644)
Deferred:
 Federal                                 1,226        (264)        325
 State                                     114         284          15
                                       -------------------------------
                                         1,340          20         340
                                       -------------------------------
                                        17,640      16,988      (3,304)
Less income tax expense applicable
  to cumulative effect of accounting
  change                                     0           0         140
                                       -------------------------------

Income tax expense (benefit) applicable
  to income (loss) before cumulative
  effect of accounting change          $17,640     $16,988     $(3,164)
                                       ===============================

Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               October 31,
                                                         2002              2001
                                                        -----------------------
                                                             (In thousands)
Deferred tax liabilities:
 Cash basis temporary differences                        $2,994        $ 3,193
 Property, plant and equipment                           14,986         13,937
 Prepaid and other assets                                 1,066            278
                                                         ------         ------
Total deferred tax liabilities                           19,046         17,408

Deferred tax assets:
 Accrued expenses and accounts receivable                 3,736          3,156
 State net operating loss and credit carryforwards            0            282
                                                         ------         ------
Total deferred tax assets                                 3,736          3,438
                                                         ------         ------
Net deferred tax liabilities                            $15,310        $13,970
                                                         ======         ======

Current deferred tax assets
 (included in prepaid expenses)                         $ 1,728        $ 1,855
Long-term deferred tax liabilities                       17,038         15,825
                                                         ------         ------
Net deferred tax liabilities                            $15,310        $13,970
                                                         ======         ======


The differences between the consolidated effective income tax rate and the federal statutory rate are as follows:

                                                              Years ended
                                                               October 31
                                                      2002       2001      2000
                                                     --------------------------
                                                             (In thousands)

Income taxes (benefit) at statutory rate           $16,268    $15,670   $(3,018)
State income taxes (benefit)                         1,511      1,754       (19)
State income tax credit                                  0       (627)        0
Increase in deferred taxes
   for change in income tax rate                         0        367         0
Other, net                                            (139)      (176)     (267)
                                                    ----------------------------
Income tax expense (benefit)                       $17,640    $16,988   $(3,304)
                                                    ============================


5. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company's Board of Directors. Total contributions to the ESOP were $2,500,000 and $2,300,000 in fiscal 2002 and 2001, respectively. The Company did not make a contribution to the ESOP in fiscal 2000.

The Company has a 401(k) Plan which covers substantially all employees after six months of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. Effective July 1, 2000, the Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee's compensation and 50% of employee contributions between 3% and 5% of each employee's compensation. The Company's contributions to the 401(k) Plan totaled $1,463,000 in fiscal 2002, $1,411,000 in fiscal 2001 and $457,000 in fiscal
2000.

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

Under the Company's Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. Options granted in fiscal 2002, 2001 and 2000 have ten-year terms and vest over four years beginning one year after the date of grant.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.5% in fiscal 2002 and 5.0% in fiscal 2001 and 6.6% in fiscal 2000; dividend yields of 2.0% for fiscal 2002 and fiscal 2001and 2.7% for fiscal 2000; volatility factors of the expected market price of the Company's Common Stock of .325 for fiscal 2002, .350 for fiscal 2001 and ..302 for fiscal 2000; and a weighted-average expected life of the options of four years.

The weighted-average fair value of options granted was $4.73 in fiscal 2002, $3.24 in fiscal 2001 and $1.94 in fiscal 2000. The pro forma effect of the estimated fair value of the options granted was insignificant to the Company's net income (loss) and net income (loss) per share in fiscal 2002, 2001, and 2000.

A summary of the Company's stock option activity and related information is as follows:

                                                          Weighted-Average
                                          Shares           Exercise Price
                                          -------------------------------
Outstanding at November 1, 1999           582,000              $12.90
    Granted                               141,000                7.47
    Forfeited                             (84,000)              11.60
                                          -------
Outstanding at October 31, 2000           639,000               11.83
   Granted                                 71,500               11.10
   Forfeited                              (87,500)              11.11
Outstanding at October 31, 2001           623,000               11.81
   Granted                                322,886               18.05
   Exercised                             (222,150)              11.79
   Forfeited                               (2,000)               7.47
                                          -------               -----
Outstanding at October 31, 2002           721,736              $14.41
                                          =======               =====


The exercise price of the options outstanding as of October 31, 2002 ranged from $7.19 to $18.55 per share. At October 31, 2002, the weighted average remaining contractual life of the options outstanding was 8 years and 305,537 options were exercisable.

In fiscal 2000, the Company granted 141,000 "phantom shares" to certain key management personnel. Upon exercise of a phantom share, the holder will receive a cash payment or an equivalent number of shares of the Company's Common Stock, at the Company's option, equal to the excess of the fair market value of the Company's Common Stock over the phantom share award value of $7.47 per share. The phantom shares have a ten-year term and vest over four years beginning one year after the date of grant. Compensation expense of $421,000 and $555,000 is included in selling, general and administrative expense in the accompanying consolidated statement of income for fiscal 2002 and fiscal 2001, respectively. No compensation expense was recognized applicable to the phantom shares in fiscal 2000 because the award value exceeded the fair market value of the Company's Common Stock.

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

8.  Other Matters


On April 5, 2000, thirteen individuals claiming to be former hourly employees of the Company's processing subsidiary (Sanderson Farms, Inc. (Processing Division) (the "Processing Division")) filed a lawsuit in the United States District Court for the Southern District of Texas claiming that the Processing Division violated requirements of the Fair Labor Standards Act. The Plaintiffs' lawsuit also purported to represent similarly situated workers who filed consents to be included as plaintiffs in the suit. A total of 109 individuals consented to join the lawsuit.

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

Plaintiffs sought an unspecified amount of unpaid hourly and overtime wages plus an equal amount as liquidated damages, for present and former hourly employees who file consents to join in the lawsuit. There were 6,476 hourly workers employed at the Processing Division's plants as of October 31, 2002.

On April 24, 2001, the Court granted the Processing Division's summary judgment motion and entered a final judgment in favor of the Processing Division. Plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals. On March 7, 2002, the United States Fifth Circuit Court of Appeals affirmed the decision of the United States District Court granting the Processing Division's motion for summary judgment. The plaintiffs had 90 days from March 7, 2002 to request that the United States Supreme Court hear an appeal of this case, which time has expired.

On May 15, 2000, an employee of the Company's production subsidiary (Sanderson Farms, Inc. (Production Division) (the "Production Division")), filed suit against the Production Division in the United States District Court for the Southern District of Texas on behalf of live-haul drivers to recover an unspecified amount of overtime compensation and liquidated damages. Approximately 26 employees filed consents to join in this lawsuit.

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


On January 18, 2001, the United States District Court for the Southern District of Texas granted the Production Division's request to move the suit pending before that court to the Southern District of Mississippi, Hattiesburg Division. The Production Division later filed its motion with the United States District Court for the Southern District of Mississippi to have the two cases consolidated, which motion was granted. On February 4, 2002, the Production Division reached a settlement with the Department of Labor that fully and completely compromised and settled the claims of all live-haul employees in the Production Division, other than certain Production Division employees represented in a collective bargaining agreement in Texas. The settlement, approved by the court on March 11, 2002, and pursuant to which the Production Division paid during its second fiscal quarter (accrued during its first fiscal quarter) approximately $450,000 in back pay and interest to the involved current and former employees in the Production Division's Mississippi and Texas operations, terminates the private rights of these employees under the Fair Labor Standards Act with respect to the claims made in this suit. With respect to approximately 74 employees represented under a collective bargaining agreement in Texas, the court entered its Order Granting Joint Motion for Court Approval of Settlement on November 4, 2002. The final settlement of this matter will become effective upon a ruling by the court on the plaintiff's request for award of attorney's fees. The court is scheduled to hear arguments on the attorney's fees issue on January 7, 2003. The Production Division will pay approximately $188,000 in back pay to the Texas employees as part of the settlement, and this amount is accrued and reflected in the Company's accompanying consolidated financial statements.

Substantially similar lawsuits to those described above have been filed against other integrated poultry companies. In addition, organizing activity conducted by the representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in these and the other lawsuits.

On September 26, 2000, three current and former contract growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of "all Mississippi residents to whom, between on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so-called `ranking system'." Plaintiffs allege that the Company "has defrauded plaintiffs by unilaterally imposing and utilizing the so-called `ranking system' which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs." Plaintiffs further allege that they are required to accept chicks that are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

The Company is vigorously defending and will continue to vigorously defend this action. On November 22, 2002, the Court denied the Company's motions to compel arbitration, challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi, and seeking to have the case dismissed pursuant to rule 5(c) of the Mississippi Rules of Civil Procedure. The Company then filed its motion for interlocutory appeal on these issues with the Mississippi State Supreme Court. On December 6, 2002, the Mississippi State Supreme Court agreed to hear this motion and stayed the action in the Chancery Court pending disposition of this motion. This matter is pending. As with the wage and hour and donning and doffing lawsuits discussed above, substantially similar lawsuits have been filed against other integrated poultry companies.

On August 2, 2002, three contract egg producers filed suit against the Company in the Chancery Court of Jefferson Davis County, Mississippi. The Plaintiffs filed suit on behalf of "all Mississippi residents who, between June 1993 and the present, [the Company] fraudulently and negligently induced into housing, feeding and providing water for [the Company's] breeder flocks and gathering, grading, packaging and storing the hatch eggs generated by said flocks and who have been compensated under the payment method established by the [Company]." Plaintiffs alleged that the Company "has defrauded Plaintiffs by unilaterally imposing and utilizing a method of payment which wrongfully and arbitrarily penalizes each grower based upon criteria which are under the control of the [Company] and which were never revealed, explained or discussed with each Plaintiff." Plaintiffs allege that they were required to accept breeder hens and roosters which are genetically different, with varying degrees of healthiness, and feed of dissimilar quantity and quality. Plaintiffs further allege contamination of and damage to their real property. Plaintiffs alleged that they were "fraudulently and negligently induced into housing, feeding and providing water for the Company's breeder flocks and gathering, grading, packaging and storing the hatch eggs produced from said flocks" for the Company. Plaintiffs seek an unspecified amount of compensatory and punitive damages, as well as various forms of equitable relief. The Company will vigorously defend this lawsuit.

On July 25, 2002, a current contract grower and her husband filed suit against the Company and Farmers State Bank, N.A. in the District Court of Milam County, Texas. The Plaintiffs alleged "a conspiracy to defraud Plaintiffs in connection with [the Company's] promotion of a get-rich-quick scheme portrayed to Plaintiffs as a good investment for Plaintiff's future." The Plaintiffs further alleged that the Company and Farmers State Bank "conspired to defraud Plaintiffs by convincing them to purchase farm land, execute loan documents for the construction of chicken barns, and then forcing them to sign contracts of adhesion that made Plaintiffs the domestic servants of the defendants." The Plaintiffs further alleged that the Company and Farmers State Bank violated the Texas Deceptive Trade Practices-Consumer Protection Act. Plaintiffs seek an unspecified amount in compensatory damages, treble damages, attorney's fees, pre- and post-judgement interest and all costs of court. The Plaintiffs also seek a Permanent Injunction enjoining the Farmers State Bank from foreclosing on or otherwise taking possession or control of Plaintiff's real estate and the improvements thereon and other equitable relief. On August 8, 2002, the court heard arguments on the Plaintiff's motion for permanent injunction and on the Company's motion to stay the proceeding with respect to its pending arbitration of the matter as required by the Egg Producers Contract entered into by and between one of the Plaintiffs and the Company. On August 19, 2002, the court granted the Company's motion to compel arbitration in this case with respect to the Company and its grower pursuant to the arbitration provision of the contract. The case before the District Court of Milam County, Texas will be stayed pending arbitration between the Company and its grower. No arbitration date has been set. The Company will vigorously defend this matter.

The Company is also a party to lawsuits against various vitamin and methionine suppliers arising out of alleged price fixing activities by the defendants. For more information about these lawsuits, please see the section of this Report entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

         The following table provides information as of October 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. The equity compensation plan reflected in the following table is the Registrant's Stock Option Plan approved by shareholders on February 28, 2002.


       Plan category(1)          (a) Number of securities       (b) Weighted-average       (c) Number of securities
                                to be issued upon exercise        exercise price of         remaining available for
                                  of outstanding options,       outstanding options,         future issuance under
                                    warrants and rights          warrants and rights       equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
Equity compensation plans
 approved by security holders
                                          721,736                      $14.49                       437,114

Equity compensation plans not
 approved by security holders
                                             0                            0                            0

            Total                         721,736                      $14.49                       437,114

(1) The table above does not include information concerning the Registrant's Phantom Stock Agreements dated April 21, 2000 with certain of its executive officers and key employees. These agreements permit the respective holders to claim a cash award from the Registrant at specified times prior to April 21, 2010, equal to a number of shares selected by the holder, but not exceeding in the aggregate the number of shares specified in the agreement, multiplied by the difference between the market value of a share of the Registrant's common stock at that time and $7.46875. The Company has the option to issue shares of its common stock in lieu of the cash payable to a phantom stock holder upon the exercise of such holder's phantom stock. Because the value of a share of phantom stock upon conversion depends on the value of the Registrant's common stock on the conversion date, the number of shares of the Registrant's common stock that would be issuable upon conversion of the outstanding phantom stock in lieu of a cash payment, should the Registrant exercise its option to issue shares in lieu of paying cash, cannot be determined. Information concerning the amount of the Registrant's phantom stock awards is contained in the Registrant's revised definitive proxy statement on Schedule 14A filed on January 28, 2002.



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

PART IV

Item 14. Controls and Procedures.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
         During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.



Item 15. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K.

(a)1. FINANCIAL STATEMENTS:

     The following consolidated financial statements of the Registrant are included in Item 8:

     Consolidated Balance Sheets - October 31, 2002, 2001 and 2000

     Consolidated Statements of Income - Years ended October 31, 2002, 2001 and 2000

     Consolidated Statements of Stockholders' Equity -Years ended October 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows - Years ended October 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements - October 31, 2002

(a)2. FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statement schedules of the Registrant are included in Item 8:

         Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted as they are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a) 3. EXHIBITS:

     The   following   exhibits  are  filed  with  this  Annual  Report  or  are
incorporated herein by reference:

Exhibit
Number         Description

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

 10.1 Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.2 Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.3 Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.4 Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.5          Agreement dated November 1, 2001 between  Sanderson  Farms,  Inc.
               (Hammond Processing Division) and United Food and Commercial Workers Local Union 455 affiliated with the United Food and Commercial Workers International Union. (Incorporated by reference to Exhibit 10c to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

 10.6          Agreement  dated July 26,  1999  between  Sanderson  Farms,  Inc.
               (Hazlehurst Processing Division) and Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000.)

 10.7          Agreement dated January 13, 2000 between  Sanderson  Farms,  Inc.
               (Collins Processing Division) and Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-7 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000.)

 10.8 Agreement dated as of December 27, 1999 between Sanderson Farms, Inc. (Brazos Production Division), Sanderson Farms, Inc. (Brazos Processing Division) and Teamsters Local Union No. 968, affiliated with the International Brotherhood of Teamsters. (Incorporated by reference to Exhibit 10-E-9 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000.)

 10.9          Agreement dated as of July 1, 2002 between  Sanderson Farms, Inc.
               (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO, affiliated with United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10-E-10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

 10.10*        Agreement dated November 13, 2002 between Sanderson Farms, Inc.
               (Brazos Processing Division) and the United Food and Commercial Workers Union, Local 408, AFL-CIO, charted by the United Food and Commercial Workers International Union, AFL-CIO, CLC.

 10.11+ Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.12+ Amendment One to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I-1 filed with Amendment No. 3 to the registration statement on Form S-1 filed by the Registrant on May 19, 1987, Registration No. 33-13141.)

 10.13+ Amendment Two to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I-2 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1987.)

 10.14+ Sanderson Farms, Inc. and Affiliates Stock Option Plan (Amended and Restated as of February 28, 2002). (Incorporated by reference to Exhibit 4.8 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

 10.15+ Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

 10.16+ Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 4.10 filed with the registration statement
               on  Form  S-8  filed  by  the   Registrant   on  July  15,  2002,
               Registration No. 333-92412.)

 10.17+        Form  of  Alternate  Stock   Appreciation   Rights  Agreement.
               (Incorporated by reference to Exhibit 4.11 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

 10.18*+       Form of Phantom Stock Agreement.

 10.19*+       Sanderson Farms, Inc. Bonus Award Program  effective  November
               1, 2001.

 10.20 Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990.)

 10.21 Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991.)

 10.22 Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991.)

 10.23 Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.)

 10.24 Credit Agreement dated as of July 31, 1996 among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank, Atlanta; Deposit Guaranty National Bank; Caisse National de Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit10-N to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 1996.)

 10.25*        First  Amendment  to  Credit  Agreement,  dated  as of  October
               23,1997, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank.

 10.26* Second Amendment to Credit Agreement, dated as of July 23 ,1998, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank.

 10.27* Third Amendment to Credit Agreement, dated as of July 29, 1999, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; First American National Bank, D/B/A Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank.

 10.28* Fourth Amendment to Credit Agreement, dated as of March 17, 2000, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank.

 10.29* Fifth Amendment to Credit Agreement, dated as of February 16, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank.

 10.30 Sixth Amendment to Credit Agreement dated as of July 2, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10d to the Quarterly Report of the Registrant for the quarter ended January 31, 2002.)

 10.31 Seventh Amendment to Credit Agreement dated as of July 29, 2002, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit10.1 to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 2002.)

 10.32 Stock Purchase Agreement dated January 3, 2002, by and between Sanderson Farms, Inc. and the executors of the Estate of Joe Frank Sanderson. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K dated January 3, 2002.)

 10.33 Stock Purchase Agreement dated January 3, 2002, by and between Sanderson Farms, Inc. and the executors of the Estate of Dewey R. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K dated January 3, 2002.)

 10.34 Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant's current report on Form 8-K dated April 22, 1999.)

 21*           List  of  subsidiaries  of  the  Registrant.

 23*           Consent of Ernst & Young, LLP.

 99.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
* Filed herewith.

+Management contract or compensatory plan or arrangement.



(b) REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the fourth quarter of the Fiscal Year ended October 31, 2002.

(c) Agreements Available Upon Request by the Commission.

The Registrant's credit agreement with the banks for which Harris Trust and Savings Bank acts as agent is filed or incorporated by reference as an exhibit to this report. The Registrant is a party to various other agreements defining the rights of holders of long-term debt of the Registrant, but, of those other agreements, no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Registrant will furnish a copy of any such agreement to the Commission. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b)(4)(iii) of Regulation S-K.




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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2002. Our audit also included the financial statement schedule listed in the index under item 14(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion the related financial statement schedule when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.



                                                    /s/Ernst & Young LLP


Jackson, Mississippi
December 10, 2002


                     Sanderson Farms, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts

                                   Schedule II

-----------------------------------------------------------------------------------------------------
          COL. A                    COL. B       COL. C        COL. D        COL. E        COL. F
-----------------------------------------------------------------------------------------------------
                                    Balance at   Charged to    Charged to                  Balance at
                                    Beginning    Costs and     Other         Deductions    End of
      Classification                of Period    Expenses      Accounts      Describe(1)   Period
-----------------------------------------------------------------------------------------------------
                                                        (In Thousands)
Year ended October 31, 2002
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                                 $303        $36                            $0          $663

Year ended October 31, 2001
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                                 $460        $44                          $201          $303

Year ended October 31, 2000
Deducted from accounts
  receivable:
    Allowance for doubtful
      Accounts
Totals                                 $249     $1,413                        $1,202          $460




(1) Uncollectible accounts written off, net of recoveries

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SANDERSON FARMS, INC.



                                                   /s/Joe F. Sanderson, Jr.
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer



Date: December 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.



/s/ Joe F. Sanderson, Jr.      12/27/02  /s/ John H. Baker, III         12/27/02
-------------------------                -----------------------------
 Joe  F. Sanderson, Jr.,                 John H. Baker, III,
 Chairman of the Board, President         Director
   and Chief Executive Officer
   (Principal Executive Officer)


/s/ William R. Sanderson       12/27/02  /s/ Charles W. Ritter, Jr.     12/27/02
-------------------------                -----------------------------
 William R. Sanderson, Director,         Charles W. Ritter, Jr.,
  Director of Marketing                   Director


/s/Hugh V. Sanderson         . 12/27/02  /s/ Rowan H. Taylor            12/27/02
-------------------------                -----------------------------
 Hugh V. Sanderson, Director,            Rowan H. Taylor,
  Manager of Customer Relations           Director


/s/ Donald W. Zacharias        12/27/02  /s/ Robert Buck Sanderson      12/27/02
-------------------------                -----------------------------
 Donald W. Zacharias,                    Robert Buck Sanderson, Director,
  Director                                Corporate Live Production Assistant


/s/ Phil K. Livingston         12/27/02  /s/ Lampkin Butts              12/27/02
-------------------------                -----------------------------
 Phil K. Livingston,                     Lampkin Butts, Director,
  Director                                Vice President - Sales


/s/ D. Michael Cockrell        12/27/02   /s/James A. Grimes            12/27/02
-------------------------                -----------------------------
D. Michael Cockrell,                     James A. Grimes, Secretary
 Director, Treasurer and Chief            and Chief Accounting Officer
 Financial Officer (Principal             (Principal Accounting Officer)
 Financial Officer)


/s/ Gail Pittman               12/27/02
-------------------------
Gail Pittman
 Director

                                  CERTIFICATION


I, Joe F. Sanderson, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Sanderson Farms, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002

                          /s/ Joe F. Sanderson, Jr.
                          -------------------------
                          Joe F. Sanderson, Jr.
                          President, Chief Executive Officer and
                          Chairman of the Board (Principal
                          Executive Officer)

                                 CERTIFICATION


 I, D. Michael Cockrell, certify that:

     1. I have reviewed this annual report on Form 10-K of Sanderson Farms, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002

                                       /s/ D. Michael Cockrell
                                       -----------------------
                                       D. Michael Cockrell
                                       Treasurer, Chief Financial Officer and
                                       Director (Principal Financial Officer)

 EXHIBIT INDEX

  Exhibit
  Number       Description

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

 10.1 Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.2 Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.3 Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.4 Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.5          Agreement dated November 1, 2001 between  Sanderson  Farms,  Inc.
               (Hammond Processing Division) and United Food and Commercial Workers Local Union 455 affiliated with the United Food and Commercial Workers International Union. (Incorporated by reference to Exhibit 10c to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

 10.6          Agreement  dated July 26,  1999  between  Sanderson  Farms,  Inc.
               (Hazlehurst Processing Division) and Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000.)

 10.7          Agreement dated January 13, 2000 between  Sanderson  Farms,  Inc.
               (Collins Processing Division) and Laborers' International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-7 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000.)

 10.8 Agreement dated as of December 27, 1999 between Sanderson Farms, Inc. (Brazos Production Division), Sanderson Farms, Inc. (Brazos Processing Division) and Teamsters Local Union No. 968, affiliated with the International Brotherhood of Teamsters. (Incorporated by reference to Exhibit 10-E-9 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000.)

 10.9          Agreement dated as of July 1, 2002 between  Sanderson Farms, Inc.
               (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO, affiliated with United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10-E-10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

 10.10*        Agreement dated November 13, 2002 between Sanderson Farms, Inc.
               (Brazos Processing Division) and the United Food and Commercial Workers Union, Local 408, AFL-CIO, charted by the United Food and Commercial Workers International Union, AFL-CIO, CLC.

 10.11+ Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

 10.12+ Amendment One to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I-1 filed with Amendment No. 3 to the registration statement on Form S-1 filed by the Registrant on May 19, 1987, Registration No. 33-13141.)

 10.13+ Amendment Two to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I-2 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1987.)

 10.14+ Sanderson Farms, Inc. and Affiliates Stock Option Plan (Amended and Restated as of February 28, 2002). (Incorporated by reference to Exhibit 4.8 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

 10.15+ Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

 10.16+ Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 4.10 filed with the registration statement
               on  Form  S-8  filed  by  the   Registrant   on  July  15,  2002,
               Registration No. 333-92412.)

 10.17+        Form  of  Alternate  Stock   Appreciation   Rights  Agreement.
               (Incorporated by reference to Exhibit 4.11 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

 10.18*+       Form of Phantom Stock Agreement.

 10.19*+       Sanderson Farms, Inc. Bonus Award Program  effective  November
               1, 2001.

 10.20 Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990.)

 10.21 Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991.)

 10.22 Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991.)

 10.23 Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 1993.)

 10.24 Credit Agreement dated as of July 31, 1996 among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank, Atlanta; Deposit Guaranty National Bank; Caisse National de Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit10-N to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 1996.)

 10.25*        First  Amendment  to  Credit  Agreement,  dated  as of  October
               23,1997, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank.

 10.26* Second Amendment to Credit Agreement, dated as of July 23 ,1998, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank.

 10.27* Third Amendment to Credit Agreement, dated as of July 29, 1999, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; First American National Bank, D/B/A Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank.

 10.28* Fourth Amendment to Credit Agreement, dated as of March 17, 2000, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank.

 10.29* Fifth Amendment to Credit Agreement, dated as of February 16, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank.

 10.30 Sixth Amendment to Credit Agreement dated as of July 2, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10d to the Quarterly Report of the Registrant for the quarter ended January 31, 2002.)

 10.31 Seventh Amendment to Credit Agreement dated as of July 29, 2002, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit10.1 to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 2002.)

 10.32 Stock Purchase Agreement dated January 3, 2002, by and between Sanderson Farms, Inc. and the executors of the Estate of Joe Frank Sanderson. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K dated January 3, 2002.)

 10.33 Stock Purchase Agreement dated January 3, 2002, by and between Sanderson Farms, Inc. and the executors of the Estate of Dewey R. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K dated January 3, 2002.)

 10.34 Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant's current report on Form 8-K dated April 22, 1999.)

 21*           List  of  subsidiaries  of  the  Registrant.

 23*           Consent of Ernst & Young, LLP.

 99.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
* Filed herewith.

+Management contract or compensatory plan or arrangement.