Form 10-K/A
period 2002-10-31
SANDERSON FARMS INC
filed 2002-12-31
CIK 812128

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

     The Registrant amends its Annual Report on Form 10-K for the fiscal year ended October 31, 2002 to correct errors that resulted when the Form 10-K was converted to the Edgar format. The only revisions reflected in this amendment relate to: (i) the "Accounts receivable, less allowance of $663,000 in 2002 and $303,000 in 2001" and "Prepaid expenses" line items in the Registrant's Consolidated Balance Sheets and (ii) Column C of Schedule II--Valuation and
Qualifying Accounts. This amendment refiles the entire Item 8 -- Financial Statements and Supplementary Data, including Schedule II, both of which have been corrected as indicated above and are reproduced below

                                    PART II

Item 8.  Financial Statements and Supplementary Data.

                     Sanderson Farms, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                             October 31
                                                                    2002                    2001
                                                                    ----------------------------
                                                                           (In thousands)
Assets
Current assets:
   Cash and cash equivalents                                      $   9,542              $ 24,175
   Accounts receivable, less allowance of $663,000 in
   2002 and $303,000 in 2001                                         41,073                40,187
   Inventories                                                       57,964                52,350
   Refundable income taxes                                            2,764                     0
   Prepaid expenses                                                  12,121                 9,452
                                                                   --------               -------
Total current assets                                                123,464               126,164
Property, plant and equipment:
     Land and buildings                                             134,076               130,366
       Machinery and equipment                                      255,590               248,621
                                                                    -------               -------
                                                                    389,666               378,987
     Accumulated depreciation                                      (233,183)             (216,801)
                                                                    -------               -------
                                                                    156,483               162,186
Other assets                                                            563                   621
                                                                    -------               -------
Total assets                                                       $280,510              $288,971
                                                                    =======               =======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                25,258              $ 20,309
     Accrued expenses                                                26,511                25,708
     Current maturities of long-term debt                             3,243                 3,178
                                                                    -------               -------
Total current liabilities                                            55,012                49,195
Long-term debt, less current maturities                              49,969                77,212
Claims payable                                                        2,600                 2,400
Deferred income taxes                                                17,038                15,825
Stockholders' equity:
     Preferred Stock:
         Series A Junior Participating Preferred Stock, $100
         par value:  authorized shares-500,000; none issued
         Par value to be determined by the Board of Directors:
         authorized shares-4,500,000; none issued
     Common Stock, $1 par value:  authorized shares-100,000,000;
         issued and outstanding shares-13,051,026 in 2002 and
              13,564,955 in 2001                                     13,051                13,565
     Paid-in capital                                                      0                 2,945
     Retained earnings                                              142,840               127,829
                                                                    -------               -------
Total stockholders' equity                                          155,891               144,339
                                                                    -------               -------
Total liabilities and stockholders' equity                         $280,510              $288,971
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

Sanderson Farms, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts

                                   Schedule II

-----------------------------------------------------------------------------------------------------
          COL. A                    COL. B       COL. C        COL. D        COL. E        COL. F
-----------------------------------------------------------------------------------------------------
                                    Balance at   Charged to    Charged to                  Balance at
                                    Beginning    Costs and     Other         Deductions    End of
      Classification                of Period    Expenses      Accounts      Describe(1)   Period
-----------------------------------------------------------------------------------------------------
                                                        (In Thousands)
Year ended October 31, 2002
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                                 $303       $360                            $0          $663

Year ended October 31, 2001
Deducted from accounts
  receivable:
    Allowance for doubtful
      accounts
Totals                                 $460        $44                          $201          $303

Year ended October 31, 2000
Deducted from accounts
  receivable:
    Allowance for doubtful
      Accounts
Totals                                 $249     $1,413                        $1,202          $460




(1) Uncollectible accounts written off, net of recoveries

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SANDERSON FARMS, INC.



                                                   /s/Joe F. Sanderson, Jr.
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer



Date: December 30, 2002

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

Date:  December 30, 2002

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

Date:  December 30, 2002

                                       /s/ D. Michael Cockrell
                                       -----------------------
                                       D. Michael Cockrell
                                       Treasurer, Chief Financial Officer and
                                       Director (Principal Financial Officer)