Form 10-Q/A
period 2002-07-31
SANDERSON FARMS INC
filed 2003-02-05
CIK 812128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 2)
(MARK ONE)

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

                                Explanatory Note

         The registrant is filing Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2002 in order to include the certifications required by SEC Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934. Such certifications are required because Amendment No. 1 to the registrant's Form 10-Q for that period was filed after August 29, 2002, the effective date of Rule 13a-14. Amendment No. 1 is reproduced in its entirety below.
 Item 6.  Exhibits and Reports on Form 8-K

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

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned duly authorized officers.



                                      _____ SANDERSON FARMS, INC. _______
                                                (Registrant)

Date:February 5, 2003                   By:/s/D. Michael Cockrell
                                           Treasurer and Chief Financial
                                           Officer



Date: February 5, 2003                  By:/s/James A. Grimes
                                           Secretary and Principal
                                           Accounting Officer

                                  CERTIFICATION


         I, Joe F. Sanderson, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Sanderson Farms, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: February 5, 2003

                              /s/Joe F. Sanderson, Jr.
                              Joe F. Sanderson, Jr.
                              President, Chief Executive Officer and
                              Chairman of the Board (Principal
                              Executive Officer)

                                  CERTIFICATION

         I, D. Michael Cockrell, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Sanderson Farms, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: February 5, 2003

                              /s/D. Michael Cockrell
                              D. Michael Cockrell
                              Treasurer, Chief Financial Officer
                              and Director (Principal Financial
                              Officer)

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