Form 10-Q
period 2003-01-31
SANDERSON FARMS INC
filed 2003-02-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-16567

Sanderson Farms, Inc.

(Exact name of registrant as specified in its charter)

Mississippi	64-0615843

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

225 North Thirteenth Avenue Laurel, Mississippi 39440

(Address of principal executive offices) (Zip Code)

(601) 649-4030

(Registrant’s telephone number, including area code)

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

Yes   ☒    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒    No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value—12,970,026 shares outstanding as of January 31, 2003.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed consolidated balance sheets—January 31, 2003 and October 31, 2002
Condensed consolidated statements of income—Three months ended January 31, 2003 and 2002;
Condensed consolidated statements of cash flows–Three months ended January 31, 2003 and 2002
Notes to condensed consolidated financial statements—January 31, 2003
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Matters
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2003	2002

	(Unaudited)	(Note 1)

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$9,199	$9,542
Accounts receivables, net	35,899	41,073
Inventories — Note 2	60,623	57,964
Refundable income taxes	0	2,764
Prepaid Expenses	12,694	12,121

Total current assets	118,415	123,464
Property, plant and equipment	392,782	389,666
Less accumulated depreciation	(230,958)	(233,183)

	161,824	156,483
Other assets	479	563

Total assets	$280,718	$280,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,701	$51,769
Current maturities of long- term debt	3,249	3,243

Total current liabilities	40,950	55,012
Long-term debt, less current maturities	61,849	49,969
Claims payable	2,600	2,600
Deferred income taxes	17,038	17,038
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 12,970,026 and 13,051,026 at January 31, 2003 and October 31, 2002, respectively	12,970	13,051
Paid-in capital	5	0
Retained earnings	145,306	142,840

Total stockholders’ equity	158,281	155,891

Total liabilities and stockholders’ equity	$280,718	$280,510

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	January 31,

	2003	2002

	(In thousands, except per share data)
Net sales	$184,188	$164,527
Cost and expenses:
Cost of sales	167,593	148,103
Selling, general and administrative	7,191	6,927

	174,784	155,030

OPERATING INCOME	9,404	9,497
Other income (expense):
Interest income	14	41
Interest expense	(738)	(1,001)
Other	(78)	3

	(802)	(957)

INCOME BEFORE
INCOME TAXES	8,602	8,540
Income tax expense	3,265	3,245

NET INCOME	$5,337	$5,295

Earnings per share:
Basic	$.41	$.39

Diluted	$.40	$.39

Dividends per share	$.10	$.10

Weighted average shares outstanding:
Basic	13,009	13,449

Diluted	13,215	13,637

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,

	2003	2002

	(In thousands)
Operating activities
Net income	$5,337	$5,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,968	6,121
Change in assets and liabilities:
Accounts receivable, net	5,174	4,923
Inventories	(2,659)	(3,950)
Other assets	(541)	(381)
Accounts payable and accrued expenses	(11,304)	(3,646)

Total adjustments	(3,362)	3,067

Net cash provided by operating activities	1,975	8,362
Investing activities
Capital expenditures	(11,332)	(6,740)
Net proceeds from sales of property and equipment	75	5

Net cash used in investing activities	(11,257)	(6,735)
Financing activities
Principal payments on long-term debt	(114)	(108)
Net change in revolving credit	12,000	2,000
Purchase and retirement of common stock	(1,678)	(12,935)
Net proceeds from common stock issued	28	1,109
Dividends paid	(1,297)	(1,302)

Net cash provided by (used in) financing activities	8,939	(11,236)

Net decrease in cash and cash equivalents	(343)	(9,609)
Cash and cash equivalents at beginning of period	9,542	24,175

Cash and cash equivalents at end of period	$9,199	$14,566

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

The consolidated balance sheet at October 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

NOTE 2 — INVENTORIES

Inventories consisted of the following:

	January 31,	October 31,
	2003	2002

	(In thousands)
Live poultry-broilers and breeders	$37,009	$33,392
Feed, eggs and other	8,150	7,389
Processed poultry	7,836	8,423
Processed food	3,481	4,507
Packaging materials	4,147	4,253

	$60,623	$57,964

NOTE 3 – COST OF SALES

In January 2003, the Company recognized $6.2 million in a vendor settlement pertaining to overcharges for vitamins purchased by the Company over a number of years. The settlement is reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the three-month period ending January 31, 2003.

NOTE 4 — INCOME TAXES

Deferred income taxes relate principally to cash basis temporary differences and depreciation expense that are accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the “Act”) provides that the taxes on the cash basis temporary differences as of that date are payable over the next 20 years or in full in the first fiscal year in which the Company fails to qualify as a “Family Farming Corporation”. The Company will continue to qualify as a “Family Farming Corporation” provided there are no changes in ownership control, which management does not anticipate during fiscal 2003.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2002.

This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to the following:

(1) Changes in the market price for the Company’s finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets.

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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this quarterly report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market prices for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets.

Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices.

The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margins than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service and brand recognition. Nevertheless, market prices continue to have a significant influence on prices of the Company’s chicken products. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first saleable as a finished product, such as cutting, deep chilling, packaging and labeling the product. The Company believes that one of its major strengths is its ability to change its product mix to meet customer demands.

The Company’s processed and prepared foods product line includes over 200 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

The Company continued its strategic marketing shift with the conversion of the Hammond, Louisiana processing plant from a small bird plant to a larger bird plant. The Company shut down the plant during the week of November 25, 2002 to install additional equipment and to begin increasing the live weight of the birds processed in Hammond. The conversion was successful, and should improve the product mix advantage for the balance of the fiscal year. The Company also completed plans to begin processing an additional 150,000 head per week on the night shift of the Collins, Mississippi processing plant during May 2003. These additional head will increase production at that plant to approximately 1,075,000 head per week, closer to its 1.2 million head per week capacity.

RESULT OF OPERATIONS

Net sales for the first quarter of fiscal 2003 were $184.2 million, an increase of $19.7 million or 12.0% when compared to net sales of $164.5 million for the first quarter of fiscal 2002. This increase was the result of an increase in the net sales of poultry products of $11.2 million or 7.7% and an increase in the net sales of prepared food products of $8.5 million or 43.4%. The increase in the net sales of poultry products is the net result of an increase in the pounds of poultry products sold of 17.0% and a decrease in the average sales price of poultry products of 8.0% during the first quarter of fiscal 2003 as compared to the same quarter in fiscal 2002. The increase in the pounds of poultry products sold resulted primarily from an increase in the average live weight of chickens sold from the conversion to a larger bird at the Hazlehurst, Mississippi and Hammond, Louisiana processing facilities. As measured by a simple average of the Georgia dock price for whole chickens, prices decreased approximately 2.6% in the Company’s first fiscal quarter of 2003 as compared with the same period in fiscal 2002, while bulk leg quarter and wing prices decreased approximately 31.7% and 36.5%, respectively. The Company believes that bulk leg quarter prices will continue to be impacted by reduced exports to Russia, which reduced exports will continue as the governments of the United States and Russia continue to negotiate issues related to the export of United States poultry meat to Russia. On the other hand, boneless breast meat prices were approximately 7.5% higher during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. The increase in the net sales of prepared food products of $8.5 million or 43.4% resulted from an increase in the pounds of prepared food products sold of approximately 48.9% and a change in the product mix.

During the first quarter of fiscal 2003, the Company’s cost of sales increased

$19.5 million or 13.2%. This increase is primarily due to increases in the pounds of poultry and prepared food products sold and increases in the cost of feed grains. These increases were partially offset by the partial settlement of a lawsuit against vitamin suppliers for overcharges of $6.2 million. A simple average of corn and soy meal cash market prices for the first three months of fiscal 2003 as compared to the same period during fiscal 2002 reflects increases of 15.8% and 3.4%, respectively. However, for the quarter the Company’s average cost of sales per pound of poultry products decreased 6.6% as a result of the partial settlement of the lawsuit against vitamin suppliers of $6.2 million, improved operating performance obtained from the completion of the conversion to a larger bird at the Hazlehurst, Mississippi processing facility during the second quarter of fiscal 2002 and the conversion to a larger bird at the Hammond, Louisiana processing facility, which began during the first quarter of fiscal 2003. The Company expects the operating performance at its Hammond, Louisiana processing facility to continue to improve during the second and third quarters of fiscal 2003 as the targeted live weight and number of chickens processed is fully realized. In addition, the average cost of sales per pound of prepared food products decreased approximately 2.9% primarily from the change in mix mentioned above.

The Company’s operating income for the first quarter of fiscal 2003 was $9.4 million as compared to $9.5 million during the first quarter of fiscal 2002. Excluding the settlements received during the first quarter of fiscal 2003 of $6.2 million, the Company’s operating income for the quarter was $3.2 million, a decrease of $6.3 million as compared to the first quarter of fiscal 2002. This decrease in the Company’s operating income of $6.3 million, excluding the settlement, is reflective of the overall lower sales prices of poultry products and increases in the average cost of feed grains, partially offset by improved operating efficiencies at the Company’s Hazlehurst, Mississippi and Hammond, Louisiana processing facilities and improved profitability at the Company’s prepared foods operation.

Selling, general and administrative expenses increased $.3 million or 3.8% during the three months ended January 31, 2003 as compared to the same period during fiscal 2002. As a percentage of net sales, selling, general and administrative expenses were 3.9% during the first quarter of fiscal 2003 as compared to 4.2% during the first quarter of fiscal 2002.

Interest expense during the first quarter of fiscal 2003 was $.7 million as compared to $1.0 million during the first quarter of fiscal 2002, a decrease of $.3 million. The reduction in interest expense of 26.3% resulted primarily from less debt outstanding. Since January 31 2002, the Company has been able to reduce its outstanding debt by $17.2 million. The Company expects interest expense to remain lower through the remainder of fiscal 2002 as compared to the same periods a year ago.

The Company’s effective tax rates for fiscal 2003 and fiscal 2002 were approximately 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2003, the Company’s working capital was $77.5 million and its current ratio was 2.9 to 1. The Company’s working capital at October 31, 2002 was $68.4 million and its current ratio was 2.2 to 1. During the first three months of fiscal 2003,the Company spent approximately $11.3 million on planned capital projects, including approximately $5.6 million to convert facilities to accommodate bigger bird production at Hammond, Louisiana. In addition, during the first quarter of fiscal 2003 the Company spent approximately $1.7 million to purchase and retire 84,000 shares.

The Company’s capital budget for fiscal 2003 is approximately $23.6 million, and will be funded by internally generated working capital and cash flows from operations. However, if needed, the Company has $68.0 million available under its revolving credit agreement as of January 31, 2003. This revolving credit facility was amended effective July 31, 2002 to, among other things, increase the available credit thereunder from $90 million to $100 million. This line of credit remains unsecured.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risks reported in the Company’s fiscal 2002 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material changes in the legal matters reported in Item 3 of the Company’s fiscal 2002 Annual Report on Form 10-K, except that additional collections were made during the first quarter of fiscal 2003 in the Company’s lawsuit against various vitamin suppliers arising out of alleged price fixing activities of the defendants. For more information about these collections, please see the section of Part I of this report entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Exhibit 3.7* Bylaws of the Registrant, amended and restated as of January 23, 2003.

Exhibit 10.1* Agreement between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO

Exhibit 15a* Independent Accountants’ Review Report

Exhibit 15b* Accountants’ Letter re: Unaudited Financial Information

Exhibit 99.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	The Company did not file any reports on Form 8-K during the three months ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: February 25, 2003	By:	/s/ D. Michael Cockrell

Treasurer and Chief Financial Officer

Date: February 25, 2003	By:	/s/ James A. Grimes

Secretary and Principal Accounting Officer

CERTIFICATION

I, Joe F. Sanderson, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sanderson Farms, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/ Joe F. Sanderson, Jr.

Joe F. Sanderson, Jr. President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

CERTIFICATION

I, D. Michael Cockrell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sanderson Farms, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/ D. Michael Cockrell

D. Michael Cockrell Treasurer, Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7*	Bylaws of the Registrant, amended and restated as of January 23, 2003.

10.1*	Agreement between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO

15a*	Independent Accountants’ Review Report

15b*	Accountants’ Letter re: Unaudited Financial Information

99.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.