Form 10-Q
period 2003-04-30
SANDERSON FARMS INC
filed 2003-05-27
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Yes ☐                No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value—12,910,026 shares outstanding as of April 30, 2003.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed consolidated balance sheets--April 30, 2003 and October 31, 2002
Condensed consolidated statements of income--Three months ended April 30, 2003 and 2002; Six months ended April 30, 2003 and 2002
Condensed consolidated statements of cash flows--Six months ended April 30, 2003 and 2002
Notes to condensed consolidated financial statements--April 30, 2003
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2003	2002

	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$17,336	$9,542
Accounts receivables, net	37,271	41,073
Inventories — Note 2	62,196	57,964
Refundable income taxes	0	2,764
Prepaid expenses	12,149	12,121

Total current assets	128,952	123,464

Property, plant and equipment	387,362	389,666
Less accumulated depreciation	(225,180)	(233,183)

	162,182	156,483

Other assets	445	563

Total assets	$291,579	$280,510

Liabilities and Stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$45,120	$51,769
Current maturities of long-term debt	349	3,243

Total current liabilities	45,469	55,012

Long-term debt, less current maturities	57,849	49,969
Claims payable	2,600	2,600
Deferred income taxes	17,038	17,038
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 12,910,026 and 13,051,026 at April 30, 2003 and October 31, 2002, respectively	12,910	13,051
Retained earnings	155,713	142,840

Total stockholders’ equity	168,623	155,891

Total liabilities and stockholders’ equity	$291,579	$280,510

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net sales	$201,184	$175,413	$385,372	$339,940
Cost and expenses:
Cost of sales	172,803	155,560	340,396	303,663
Selling, general and administrative	7,059	6,471	14,250	13,398

	179,862	162,031	354,646	317,061

OPERATING INCOME	21,322	13,382	30,726	22,879
Other income (expense):
Interest income	12	10	26	51
Interest expense	(694)	(953)	(1,432)	(1,954)
Other	41	(6)	(37)	(3)

	(641)	(949)	(1,443)	(1,906)

INCOME BEFORE INCOME TAXES	20,681	12,433	29,283	20,973
Income tax expense	7,865	4,725	11,130	7,970

NET INCOME	$12,816	$7,708	$18,153	$13,003

Earnings per share:
Basic	$.99	$.59	$1.40	$.98

Diluted	$.98	$.58	$1.38	$.97

Dividends per share	$.10	$.10	$.20	$.20

Weighted average shares outstanding:
Basic	12,942	13,072	12,976	13,264

Diluted	13,119	13,308	13,167	13,468

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30,
	2003	2002

	(In thousands)
Operating activities
Net income	$18,153	$13,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,122	12,261
Change in assets and liabilities:
Accounts receivable, net	3,802	964
Inventories	(4,232)	(8,023)
Refundable income taxes	2,764	(1,127)
Other assets	(8)	(3,410)
Accounts payable and accrued expenses	(6,649)	(7,907)

Total adjustments	7,799	(7,242)

Net cash provided by operating activities	25,952	5,761
Investing activities
Net proceeds from sales of property and equipment	408	19
Capital expenditures	(18,131)	(12,005)

Net cash used in investing activities	(17,723)	(11,986)
Financing activities
Principal payments on long-term debt	(3,014)	(2,958)
Net change in revolving credit	8,000	5,000
Purchase and retirement of common stock	(2,860)	(12,935)
Net proceeds from common stock issued	28	2,141
Dividends paid	(2,589)	(2,613)

Net cash used in financing activities	(435)	(11,365)

Net increase (decrease) in cash and cash equivalents	7,794	(17,590)
Cash and cash equivalents at beginning of period	9,542	24,175

Cash and cash equivalents at end of period	$17,336	$6,585

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	April 30,	October 31,
	2003	2002

	(In thousands)
Live poultry — broilers and breeders	$38,602	$33,392
Feed, eggs and other	7,401	7,389
Processed poultry	8,375	8,423
Processed food	3,683	4,507
Packaging materials	4,135	4,253

	$62,196	$57,964

NOTE 3—COST OF SALES

In the first quarter and second quarter of fiscal 2003, the Company recognized $6.2 million and $6.0 million, respectively, from settlements pertaining to overcharges by vitamin and methionine suppliers over a number of years. During the second quarter of fiscal 2002, the Company recognized $2.6 million from related litigation. The settlements are reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the three-month and six-month periods ending April 30, 2003 and 2002.

NOTE 4—INCOME TAXES

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

(8)  Disease outbreaks affecting the production performance and/or marketability of the Company’s poultry products.

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

The Company began processing additional head on the night shift at the Collins, Mississippi, processing plant in May 2003. Production at this plant will increase from 950,000 head per week to approximately 1,075,000 head per week, moving closer to its 1.2 million head per week capacity.

Results of Operations

For the three months ended April 30, 2003, the Company’s net sales were $201.2 million as compared to $175.4 million during the three months ended April 30, 2002, an increase of $25.8 million or 14.7%. Net sales of poultry products increased $17.6 million or 11.3% and net sales of prepared food products increased $8.2 million or 40.5%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 9.6% and an increase in the average sales price of the Company’s poultry products of 1.6% during the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002. The increase in the pounds of poultry products sold resulted from an increase in the average live weight of chickens produced of approximately 5.6%, an increase in the number of chickens produced of 2.9% and improvement in the Company’s poultry processing yield. During the second quarter of fiscal 2003 overall market prices for poultry products were slightly improved as compared to the second fiscal quarter of 2002. For example, average market prices for boneless breast meat increased 17.8% and a simple average of the Georgia dock whole bird prices increased 1.1%. However, market prices for leg quarters and jumbo wings were 1.5% and 4.0% below the same quarter a year ago. Subsequent to April 30, 2003, these same markets have shown considerable improvement in overall prices for poultry products. The Company’s prepared foods division increased its net sales by 40.5% primarily from an increase in the pounds of prepared food products sold of 42.5% and a change in product mix.

For the first half of fiscal 2003 net sales were $385.4 million, an increase of $45.4 million when compared to net sales of $339.9 million for the first half of fiscal 2002. This increase in net sales was the result of an increase in the net sales of poultry products of $28.8 million or 9.6% and an increase in the net sales of prepared food products of 41.9%. The Company’s pounds of poultry products sold increased 13.1% due to an increase in the average live weight of chickens produced of 7.7%, an increase in the number of chickens produced of approximately 1.8% and an improved processing yield. The Company’s average sales price of poultry products decreased 3.1% during the six months ended April 30, 2003 as compared to the six months ended April 30, 2002. Although overall market prices were slightly better in the second quarter of fiscal 2003, the overall average market prices for the first six months of fiscal 2003 are still below the previous fiscal year average. A simple average of the Georgia dock whole bird prices for the first six months of fiscal 2003 reflects a decrease of approximately 0.8% when compared to the same period in the previous fiscal year. Average market prices for leg quarters and jumbo wings decreased 18.2% and 25.9%, respectively, during the first six months of fiscal 2003 as compared to the first six months of fiscal 2002. Net sales of prepared food products increased $16.6 million or 41.9% during the first six months of fiscal 2003 as compared to the first six months of fiscal 2002, primarily from an increase in the pounds of prepared food products sold of 45.6% and a decrease in the average sales price of prepared food products sold of 2.5%.

For the quarter ended April 30, 2003, the Company’s cost of sales increased $17.2 million or 11.1% as compared to the quarter ended April 30, 2002. This increase reflects the additional pounds of poultry products and prepared food products sold of 9.6% and 42.5%, respectively, and increases in the cost of feed grains. A simple average of the cash market prices for corn and soy meal during the quarter ended April 30, 2003 as compared to the same period a year ago increased 18.1% and 12.6%, respectively. During the second quarter of fiscal 2003 the Company’s cost of sales included proceeds related to lawsuits against vitamin and methionine suppliers of $6.0 million. In comparison, cost of sales for the second quarter of fiscal 2002 included proceeds from related litigation of $2.6 million. The Company’s cost of sales also reflects improved operating performance obtained from the additional pounds of poultry products produced during the quarter ended April 30, 2003 as compared to the same quarter during fiscal 2002. Cost of sales of prepared food products during the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 increased $8.5 million or 50.6%, and relates to the increase in sales pounds of 42.5% and a change in mix.

During the first half of fiscal 2003, the Company’s cost of sales increased $36.7 million or 12.1%. This increase is primarily due to increases in the pounds of poultry and prepared food products sold and increases in the cost of feed grains. Cost of sales of poultry products increased $20.9 million or 7.7%. However, the average cost of sales of poultry products per pound decreased 4.7% as the Company benefitted from proceeds from lawsuits against vitamin and methionine suppliers and improved performance from the Company’s poultry operations. A simple average of corn and soy meal cash market prices for the six months ended April 30, 2003 as compared to the same period in fiscal 2002 reflected increases of 17.0% and 8.0%, respectively. During the first six months of fiscal 2003 and fiscal 2002 the Company’s cost of sales was reduced by $12.2 million and $2.6 million, respectively, from the proceeds mentioned above. Cost of sales of prepared food products increased $15.8 million or 47.6% due to an increase in the volume of prepared food products sold and a change in mix.

Selling, general and administrative expenses increased $0.6 million or 9.1% during the second quarter of fiscal 2003 as compared to the same quarter of fiscal 2002. Selling, general and administrative expenses increased $0.8 million during the first half of fiscal 2003 as compared to the first half of fiscal 2002. The increase during the second quarter and the first six months of fiscal 2003 resulted from additional advertising and marketing expenditures.

The Company’s operating income for the three months ended April 30, 2003 was $21.3 million, an increase of $7.9 million as compared to the three months ended April 30, 2002. For the six months ended April 30, 2003 the Company’s operating income was $30.7 million as compared to $22.9 million during the same period a year ago. During fiscal 2003 as compared to fiscal 2002, the Company benefitted from improvements in the operating performance and marketing execution of both the Company’s poultry and prepared foods operations and proceeds from vitamin and methionine litigation. These factors more than offset increases in average cost of feed grains during fiscal 2003 as compared to fiscal 2002. Although overall poultry prices were slightly improved during the second quarter of fiscal 2003 as compared to the same quarter of fiscal 2002, the overall average for the six months ended April 30, 2003 is still below the same period a year ago. Average market prices for poultry products during May 2003 are significantly improved over the same month during fiscal 2002 and the Company believes this trend will continue through the third quarter of fiscal 2003. During the second quarter and six months ended April 30, 2003, the Company’s operating income included $6.0 million and $6.2 million, respectively, from vitamin and methionine litigation. During April 2002 the Company’s operating income included $2.6 million from related litigation. Excluding these settlements, the Company’s operating income for the quarter and six months ended April 30, 2003 was $15.3 million and $18.5 million, respectively. As compared to the same periods a year ago, these amounts reflect an increase of $4.5 million and a decrease of $1.8 million, respectively.

Interest expense during the second quarter of fiscal 2003 was approximately $0.7 million as compared to $1.0 million during the same period a year ago. For the six months ended April 30, 2003, interest expense was $1.4 million as compared to $2.0 million. This reduction in interest expense during fiscal 2003 as compared to fiscal 2002 resulted from less debt outstanding and lower interest rates. Since October 31, 2001 the Company has reduced its outstanding debt by $22.2 million. The Company expects interest expense to remain lower through the remainder of fiscal 2003 as compared to the same period a year ago.

The Company’s effective tax rate for fiscal 2003 and fiscal 2002 was approximately 38.0%.

The Company’s net income for the three months ended April 30, 2003 was $12.8 million as compared to $7.7 million during the three months ended April 30, 2002. Excluding the proceeds from vitamin and methionine litigation, the Company’s net income during these same quarters would have been $9.0 million or $.69 per diluted share and $6.1 or $.46 per diluted share, respectively. For the first six months of fiscal 2003 and 2002, excluding the proceeds from vitamin and methionine litigation, the Company’s net income was $10.5 million or $.80 per diluted share for the six months ended April 30, 2003 and $11.4 million or $.85 per diluted share for the six months ended April 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, the Company’s working capital was $83.5 million and its current ratio was 2.8 to 1. The Company’s working capital at October 31, 2002 was $68.4 million and its current ratio was 2.2 to 1. During the first six months of fiscal 2003, the Company spent approximately $18.1 million on planned capital projects, including approximately $5.6 million to convert facilities to accommodate big bird production at Hammond, Louisiana. In addition, during the first half of fiscal 2003 the Company spent approximately $2.9 million to purchase and retire 144,000 shares of its common stock pursuant to its stock repurchase program.

The Company’s capital budget for fiscal 2003, which includes $8.3 million in operating leases, is approximately $29.7 million, and will be funded by internally generated working capital and cash flows from operations. However, if needed, the Company has $72.0 million available under its revolving credit agreement as of April 30, 2003.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Except as set forth below, there have been no material changes in the legal matters reported in Item 3 of the Company’s fiscal 2002 Annual Report on Form 10-K.

Additional collections were made during the second quarter of fiscal 2003 in the Company’s lawsuits against various vitamin and methionine suppliers arising out of alleged price fixing activities of the defendants. Information about this litigation was also included in the Company’s quarterly report on From 10-Q for the quarter ended January 31, 2003. For more information about these collections, please see the section of Part I of this report entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On July 25, 2002, a current contract grower and her husband filed suit against the Company and Farmers State Bank, N.A. in the District Court of Milam County, Texas. The Plaintiffs alleged “a conspiracy to defraud Plaintiffs in connection with [the Company’s] promotion of a get-rich-quick scheme portrayed to Plaintiffs as a good investment for Plaintiff’s future.” The Plaintiffs further alleged that the Company and Farmers State Bank “conspired to defraud Plaintiffs by convincing them to purchase farm land, execute loan documents for the construction of chicken barns and then forcing them to sign contracts of adhesion that made Plaintiffs the domestic servants of the defendants.” The Plaintiffs further alleged that the Company and Farmers State Bank violated the Texas Deceptive Trade Practices-Consumer Protection Act. Plaintiffs sought an unspecified amount in compensatory damages, treble damages, attorneys’ fees, pre- and post-judgement interest and all costs of court. The Plaintiffs also sought a permanent injunction enjoining the Farmers State Bank from foreclosing on or otherwise taking possession or control of Plaintiffs’ real estate and the improvements thereon and other equitable relief. On August 8, 2002, the court heard arguments on the Plaintiffs’ motion for permanent injunction and on the Company’s motion to stay the proceeding with respect to its pending arbitration of the matter as required by the Egg Producers Contract entered into by and between one of the Plaintiffs and the Company. On August 19, 2002, the court granted the Company’s motion to compel arbitration in this case with respect to the Company and its grower pursuant to the arbitration provision of the contract. The case before the District Court of Milam County, Texas was stayed pending arbitration between the Company and its grower.

On February 27, 2003, the Plaintiffs notified the arbitrators in the case of their interest to withdraw from arbitration. On March 19, 2003, the District Court of Milam County, Texas granted Plaintiffs’ Motion for Non-suit Against Defendants, and the case was dismissed without prejudice. This matter is no longer pending.

On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation in Title VII and Section 1981 rights.” This lawsuit alleges that Sanderson Farms, in its capacity as an employer, has “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi...in violation of Title VII of the Civil Rights Act of 1964 (as amended)... .” The action further alleges that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act.. .”

The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The due date for the Company’s answer to the complaint is July 21, 2003. The Company intends to answer the complaint and to aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and has preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC complaints. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit.

Item 4:   Submission of Matters to a Vote of Security Holders

At the 2003 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 27, 2003, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2006 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	For	Withheld
Rowan H. Taylor	11,719,257	12,498
John H. Baker, III	11,719,385	12,370
Hugh V. Sanderson	11,701,641	30,114
D. Michael Cockrell	11,701,735	30,020

By a vote of 11,719,739 for and 12,016 withholding authority, the shareholders elected Gail Jones Pittman to serve until the 2004 Annual Meeting of Shareholders, or until her successor is elected and qualified.

By a vote of 11,703,832 for, 22,070 against, and 5,853 abstaining, the shareholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending October 31, 2003.

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

Exhibit 3.7 Bylaws of the Registrant, amended and restated as of January 23, 2003. (Incorporated by reference to Exhibit 3.7 filed with the quarterly report on Form 10-Q filed by the Registrant for its first fiscal quarter ended January 31, 2003.)

Exhibit 15a* Independent Accountants’ Review Report

Exhibit 15b* Accountants’ Letter re: Unaudited Financial Information.

Exhibit 99.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	The Company did not file any reports on Form 8-K during the three months ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: May 27, 2003	By:	/s/ D. Michael Cockrell

Treasurer and Chief Financial Officer

Date: May 27, 2003	By:	/s/ James A. Grimes

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

Date: May 27, 2003

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

Date: May 27, 2003

/s/ D. Michael Cockrell

D. Michael Cockrell Treasurer, Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of January 23, 2003. (Incorporated by reference to Exhibit 3.7 filed with the quarterly report on Form 10-Q filed by the Registrant for its first fiscal quarter ended January 31, 2003.)

15a*	Independent Accountants’ Review Report

15b*	Accountants’ Letter re: Unaudited Financial Information.

99.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      *   Filed herewith.