Form 10-Q
period 2003-07-31
SANDERSON FARMS INC
filed 2003-08-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended                      July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from      to

            Commission file number 0-16567

Sanderson Farms, Inc.

(Exact name of registrant as specified in its charter)

Mississippi	64-0615843

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 North Thirteenth Avenue Laurel, Mississippi	39440

(Address of principal executive offices)	(Zip Code)

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

Yes  _____      No  _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value—12,973,401 shares outstanding as of July 31, 2003.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBITS
EX-10.1 EIGHTH AMENDMENT TO CREDIT AGREEMENT
EX-10.2 AMEND. TO AGREEMENT - SANDERSON AND UNITED
EX-15.A INDEPENDENT ACCOUNTANTS' REVIEW REPORT
EX-15.B ACCOUNTANTS' LETTER
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets–July 31, 2003 and October 31, 2002

Condensed consolidated statements of income—Three months ended July 31, 2003 and 2002; Nine months ended July 31, 2003 and 2002

Condensed consolidated statements of cash flows–Nine months ended July 31, 2003 and 2002

Notes to condensed consolidated financial statements— July 31, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2003	2002

	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$22,052	$9,542
Accounts receivable net	42,390	41,073
Inventories — Note 2	64,301	57,964
Refundable income taxes	0	2,764
Prepaid expenses	12,937	12,121

Total current assets	141,680	123,464

Property, plant and equipment	373,796	389,666
Less accumulated depreciation	(215,252)	(233,183)

	158,544	156,483
Other assets	411	563

Total assets	$300,635	$280,510

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$56,727	$51,769
Current maturities of long- term debt	4,349	3,243

Total current liabilities	61,076	55,012

Long-term debt, less current maturities	36,849	49,969
Claims payable	2,600	2,600
Deferred income taxes	17,038	17,038
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value:
authorized 500,000 shares; none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 12,973,401 and 13,051,026 at July 31, 2003 and October 31, 2002, respectively	12,973	13,051
Paid-in capital	276	0
Retained earnings	169,823	142,840

Total stockholders’ equity	183,072	155,891

Total liabilities and stockholders’ equity	$300,635	$280,510

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net sales	$232,151	$202,694	$617,523	$542,634
Cost and expenses:
Cost of sales	195,160	179,550	535,556	483,213
Selling, general and administrative	11,265	7,234	25,515	20,632

	206,425	186,784	561,071	503,845

OPERATING INCOME	25,726	15,910	56,452	38,789
Other income (expense):
Interest income	25	30	51	81
Interest expense	(602)	(950)	(2,034)	(2,904)
Other	6	(15)	(31)	(18)

	(571)	(935)	(2,014)	(2,841)

INCOME BEFORE
INCOME TAXES	25,155	14,975	54,438	35,948
Income tax expense	9,747	5,690	20,877	13,660

NET INCOME	$15,408	$9,285	$33,561	$22,288

Earnings per share:
Basic	$1.19	$.71	$2.59	$1.69

Diluted	$1.17	$.70	$2.55	$1.66

Dividends per share	$.10	$.10	$.30	$.30

Weighted average shares outstanding:
Basic	12,947	13,125	12,966	13,217

Diluted	13,203	13,343	13,161	13,417

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,

	2003	2002

	(In thousands)
Operating activities
Net income	$33,561	$22,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,166	18,358
Change in assets and liabilities:
Accounts receivable, net	(1,317)	(1,031)
Inventories	(6,337)	(7,615)
Income taxes	2,764	(1,127)
Other assets	(808)	(2,380)
Accounts payable and accrued expenses	4,958	6,249

Total adjustments	17,426	12,454

Net cash provided by operating activities	50,987	34,742
Investing activities
Net proceeds from sales of property and equipment	389	592
Capital expenditures	(20,472)	(15,403)

Net cash used in investing activities	(20,083)	(14,811)
Financing activities
Principal payments on long-term debt	(7,014)	(2,958)
Net change in revolving credit	(5,000)	(8,000)
Purchase and retirement of common stock	(3,560)	(12,935)
Net proceeds from common stock issued	1,067	2,592
Dividends paid	(3,887)	(3,927)

Net cash used in financing activities	(18,394)	(25,228)

Net increase (decrease) in cash and cash equivalents	12,510	(5,297)
Cash and cash equivalents at beginning of period	9,542	24,175

Cash and cash equivalents at end of period	$22,052	$18,878

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	July 31,	October 31,
	2003	2002

	(In thousands)
Live poultry — broilers and breeders	$38,769	$33,392
Feed, eggs and other	7,329	7,389
Processed poultry	9,368	8,423
Processed food	4,472	4,507
Packaging materials	4,363	4,253

	$64,301	$57,964

NOTE 3–COST OF SALES

In the first quarter and second quarter of fiscal 2003, the Company recognized $6.2 million and $6.0 million, respectively, from settlements pertaining to overcharges by vitamin and methionine suppliers over a number of years. The Company did not recognize any proceeds during the third fiscal quarter of 2003 from these litigations. During the second quarter of fiscal 2002, the Company recognized $2.6 million in settlements. The settlements are reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the nine-month periods ending July 31, 2003 and 2002.

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

(3)  Changes in the political or economic climate, trade policies, laws and regulations or the domestic poultry industry of countries to which the Company or other companies in the poultry industry ship product, and other changes that might limit the Company’s or the industry’s access to foreign markets.

(4)  Changes in laws, regulations, and other activities in government agencies and similar organizations applicable to the Company and the poultry industry and changes in laws, regulations and other activities in government agencies and similar organizations related to food safety.

(5)  Various inventory risks due to changes in market conditions.

(6)  Changes in and effects of competition, which is significant in all markets in which the Company competes, and the effectiveness of marketing and advertising programs. The Company competes with regional and national firms, some of which have greater financial and marketing resources than the Company.

(7)  Changes in accounting policies and practices adopted voluntarily by the Company or required to be adopted by accounting principles generally accepted in the United States.

(8)  Disease outbreaks affecting the production performance and/or marketability of the Company’s poultry products.

(9)  Changes in the availability and cost of labor and growers.

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

The Company began processing additional head on the night shift at the Collins, Mississippi, processing plant in May 2003. During the third quarter of fiscal 2003, the production at this plant increased from 950,000 head per week to approximately 1,075,000 head per week, moving closer to its 1.2 million head per week capacity.

Results of Operations

The Company’s net sales for the three months ended July 31, 2003 were $232.2 million as compared to $202.7 million during the three months ended July 31, 2002, an increase of $29.5 million or 14.6%. Net sales of poultry products increased $25.6 million or 14.4% and net sales of prepared food products increased $3.9 million or 15.8%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 6.4% and an increase in the average sales price of the Company’s poultry products of 7.5% during the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. The increase in the pounds of poultry products sold resulted from an increase in the average live weight of chickens produced of approximately 2.4%, an increase in the number of chickens produced of 1.3% and improvement in the Company’s poultry processing yield. During the third quarter of fiscal 2003 overall market prices for poultry products were significantly improved as compared to the third quarter of fiscal 2002. For example, average market prices for boneless breast meat, leg quarters and wings increased 15.3%, 36.2% and 34.3%, respectively, and a simple average of the Georgia dock whole bird prices increased 3.1%. Subsequent to July 31, 2003, the market prices for poultry products have continued to improve. The Company’s prepared foods division increased its net sales by 15.8% primarily from an increase in the pounds of prepared food products sold of 14.1%.

For the first nine months of fiscal 2003 net sales were $617.5 million, an increase of $74.9 million when compared to net sales of $542.6 million for the first nine months of fiscal 2002. This increase in net sales was the result of an increase in the net sales of poultry products of $54.4 million or 11.4% and an increase in the net sales of prepared food products of $20.5 million or 32.0%. The Company’s pounds of poultry products sold increased 10.6% due to an increase in the average live weight of chickens produced of 5.7%, an increase in the number of chickens produced of approximately 1.6% and an improved processing yield. The Company’s average sales price of poultry products increased 0.7% during the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. Although overall market prices were significantly higher in the third quarter of fiscal 2003, the overall average market prices for the first nine months of fiscal 2003 are only slightly improved compared to the previous fiscal year average. A simple average of the Georgia dock whole bird prices and the average market price for boneless breast meat for the first nine months of fiscal 2003 reflect an increase of approximately 0.6% and 13.8%, respectively, when compared to the same period in the previous fiscal year. Average market prices for leg quarters and jumbo wings decreased 2.3% and 3.1%, respectively, during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. Net sales of prepared food products increased $20.5 million or 32.0% during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002, primarily from an increase in the pounds of prepared food products sold of 33.5%.

For the quarter ended July 31, 2003, the Company’s cost of sales increased $15.6 million or 8.7% as compared to the quarter ended July 31, 2002. This increase reflects the additional pounds of poultry products and prepared food products sold of 6.4% and 14.1%, respectively, and increases in the cost of feed grains. A simple average of the cash market prices for corn and soy meal during the quarter ended July 31, 2003 as compared to the same period a year ago increased 8.9% and 9.5%, respectively. The Company’s cost of sales during the third quarter of fiscal 2003 and 2002 did not include proceeds related to lawsuits against vitamin and methionine suppliers. The Company’s cost of sales also reflects improved operating performance obtained from the additional pounds of poultry products produced during the quarter ended July 31, 2003 as compared to the same quarter during fiscal 2002. Cost of sales of prepared food products during the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 increased $5.1 million or 23.8%, and relates to the increase in sales pounds of 14.1% and higher prices for chicken products.

During the first nine months of fiscal 2003, the Company’s cost of sales increased $52.3 million or 10.8%. This increase is primarily due to increases in the pounds of poultry and prepared food products sold and increases in the cost of feed grains. Cost of sales of poultry products increased $31.4 million or 7.3%. However, the average cost of sales of poultry products per pound decreased 2.9% as the Company benefitted from proceeds from lawsuits against vitamin and methionine suppliers and improved performance from the Company’s poultry operations. A simple average of corn and soy meal cash market prices for the nine months ended July 31, 2003 as compared to the same period in fiscal 2002 reflected increases of 14.0% and 8.6%, respectively. During the first nine months of fiscal 2003 and fiscal 2002 the Company’s cost of sales was reduced by $12.2 million and $2.6 million, respectively, from proceeds related to lawsuits against vitamin and methionine suppliers. Cost of sales of prepared food products increased $20.9 million or 38.3% due to an increase in the volume of prepared food products sold and increased cost of chicken products.

Selling, general and administrative expenses increased $4.0 million or 55.7% during the third quarter of fiscal 2003 as compared to the same quarter of fiscal 2002. Selling, general and administrative expenses increased $4.9 million during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. The increase during the third quarter and the first nine months of fiscal 2003 resulted from accruals related to the Company’s phantom stock options, bonus award program, employee stock ownership plan, and certain marketing and administrative costs.

The Company’s operating income for the third quarter of 2003 was $25.7 million, an increase of $9.8 million as compared to the third quarter of fiscal 2002. For the first nine months of fiscal 2003 the Company’s operating income was $56.5 million as compared to $38.8 million during the same period a year ago. During fiscal 2003 as compared to fiscal 2002, the Company benefitted from improvements in the operating performance and marketing execution of both the Company’s poultry and prepared foods operations and proceeds from vitamin and methionine litigation. These factors more than offset increases in average cost of feed grains during fiscal 2003 as compared to fiscal 2002. Overall market prices for poultry products, which improved only slightly during the first nine months of fiscal 2003 as compared to the first nine months during fiscal 2002, improved significantly during the third quarter of fiscal 2003 as compared to the same quarter a year ago. Average market prices for poultry products during August 2003 continue to be significantly higher as compared to the same month during fiscal 2002 and the Company believes this trend will continue through the end of fiscal 2003. During the second and first fiscal quarters of 2003, the Company’s operating income included $6.0 million and $6.2 million, respectively, received from vitamin and methionine litigation. During April 2002 the Company’s operating income included $2.6 million from related litigation. Excluding these settlements, the Company’s operating income for the nine months ended July 31, 2003 was $44.3 million. The Company did not record any proceeds related to the litigations during the third quarter of fiscal 2003 and 2002.

Interest expense during the three months ended July 31, 2003 was approximately $0.6 million as compared to $1.0 million during the three months ended July 31, 2002. For the nine months ended July 31, 2003, interest expense was $2.0 million as compared to $2.9 million. This reduction in interest expense during fiscal 2003 as compared to fiscal 2002 resulted from less debt outstanding and lower interest rates. Since October 31, 2001 the Company has reduced its outstanding debt by $39.2 million. During August 2003 the Company paid the outstanding balance of $15.0 million pertaining to the Company’s revolving credit agreement. Accordingly, the Company expects interest expense to remain lower through the remainder of fiscal 2003 as compared to the same period a year ago.

The Company’s effective tax rate for the three and nine months ended July 31, 2003 was 38.7% and 38.3%, respectively. The Company’s effective tax rate for fiscal 2002 was 38.0%. The increase pertains to reduced state tax credits available as a percentage of taxable income.

The Company’s net income for the three months ended July 31, 2003 was $15.4 million as compared to $9.3 million during the three months ended July 31, 2002.

The Company’s net income for the third fiscal quarters of 2003 and 2002 did not include any proceeds from vitamin and methionine litigation. For the first nine months of fiscal 2003 and fiscal 2002, the Company’s net income was $33.6 million and $22.3 million, respectively. Excluding the proceeds from vitamin and methionine litigation, the Company’s net income was $26.0 million or $1.97 per diluted share for the nine months ended July 31, 2003 and $20.7 million or $1.54 per diluted share for the nine months ended July 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, the Company’s working capital was $80.6 million and its current ratio was 2.3 to 1. The Company’s working capital at October 31, 2002 was $68.4 million and its current ratio was 2.2 to 1. During the first nine months of fiscal 2003, the Company spent approximately $20.5 million on planned capital projects, including approximately $5.6 million to convert facilities to accommodate big bird production at Hammond, Louisiana. In addition, during the first nine months of fiscal 2003 the Company spent approximately $3.6 million to purchase and retire 169,000 shares of its common stock pursuant to its stock repurchase program.

The Company’s capital budget for fiscal 2003, which includes $8.4 million in operating leases, is approximately $31.2 million, and will be funded by internally generated working capital and cash flows from operations. However, if needed, the Company has $100.0 million available, as of August 15, 2003, under its revolving credit agreement. On July 31, 2003, the revolving credit agreement was amended to extend the termination date thereof to July 31, 2006.

The Company regularly evaluates both internal and external growth opportunities, including acquisition opportunities, and conducts due diligence activities in connection with possible acquisitions. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation.

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

As of July 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and

Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2003. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Except as set forth below, there have been no material changes in the legal matters reported in Item 3 of the Company’s fiscal 2002 Annual Report on Form 10-K.

On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights.” This lawsuit, which was reported in the Company’s Form 10-Q for the quarter ended April 30, 2003, alleges that Sanderson Farms, in its capacity as an employer, has “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi...in violation of Title VII of the Civil Rights Act of 1964 (as amended)... .” The action further alleges that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act.. .” On June 6, 2003, thirteen (13) additional plaintiffs joined in the pending lawsuit by the filing of a First Amended Complaint. This brings the total number of plaintiffs to 87.

The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company will aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definitive Statement. The plaintiffs filed a response to that motion, and the Company filed its rebuttal to the plaintiffs’ response on August 21, 2003. This motion is now pending before the court.

On August 2, 2002, three contract egg producers filed suit against the Company in the Chancery Court of Jefferson Davis County, Mississippi. The Plaintiffs filed suit on behalf of “all Mississippi residents who, between June 1993 and the present, [the Company] fraudulently and negligently induced into housing, feeding and providing water for [the Company’s] breeder flocks and gathering, grading, packaging and storing the hatch eggs generated by said flocks and who have been compensated under the payment method established by the [Company].” Plaintiffs alleged that the Company “has defrauded Plaintiffs by unilaterally imposing and utilizing a method of payment which wrongfully and arbitrarily penalizes each grower based upon criteria which are under the control of the [Company] and which were never revealed, explained or discussed with each Plaintiff.” Plaintiffs allege that they were required to accept breeder hens and roosters which are genetically different, with varying degrees of healthiness, and feed of dissimilar quantity and quality. Plaintiffs further allege contamination of and damage to their real property. Plaintiffs alleged that they were “fraudulently and negligently induced into housing, feeding and providing water for the Company’s breeder flocks and gathering, grading, packaging and storing the hatch eggs produced from said flocks” for the Company. Plaintiffs seek unspecified amount of compensatory and punitive damages, as well as injunctive relief.

On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to Compel Arbitration and/or for Change of Venue. Plaintiffs responded to this motion and the Company replied to the Plaintiffs’ response. A hearing on this motion is scheduled for August 28, 2003. Discovery in this matter is on-going and a trial date has been set for October 27, 2003. The Company will vigorously defend this lawsuit.

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

Exhibit 10.1* Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank.

Exhibit 10.2* Amendment to Agreement between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO.

Exhibit 15a* Independent Accountants’ Review Report.

Exhibit 15b* Accountants’ Letter re: Unaudited Financial Information.

Exhibit 31.1* Certification of Chief Executive Officer.

Exhibit 31.2* Certification of Chief Financial Officer.

Exhibit 32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K.

On May 27, 2003, the Company filed a current report on Form 8-K dated that date furnishing, pursuant to Item 12, the Company’s press release announcing its earnings for the quarter ended April 30, 2003, and containing the following unaudited financial statements:

•	Condensed consolidated balance sheets — April 30, 2003 and October 31, 2002

•	Condensed consolidated statements of income — Three months ended April 30, 2003 and 2002; Six months ended April 30, 2003 and 2002

On June 3, 2003, the Company filed a current report on Form 8-K dated May 27, 2003 furnishing, pursuant to Item 12, a transcript of the Company’s conference call discussing its earnings for the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC. (Registrant)

Date: August 25, 2003	By: /s/ D. Michael Cockrell

Treasurer and Chief Financial Officer

Date: August 25, 2003	By: /s/ James A. Grimes

Secretary and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of January 23, 2003. (Incorporated by reference to Exhibit 3.7 filed with the quarterly report on Form 10-Q filed by the Registrant for its first fiscal quarter ended January 31, 2003.)

10.1*	Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank

10.2*	Amendment to Agreement between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO

15a*	Independent Accountants’ Review Report

15b*	Accountants’ Letter re: Unaudited Financial Information

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.