Form 10-K
period 2003-10-31
SANDERSON FARMS INC
filed 2003-12-30
CIK 812128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2003

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number : 0-16567

SANDERSON FARMS, INC.

(Exact name of registrant as specified in its charter)

Mississippi	64-0615843
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
225 North 13th Avenue
Laurel, Mississippi	39440
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (601) 649-4030
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 per share par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]   Yes [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

[X]   Yes [  ] No

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in the NASDAQ National Market System on the last business day of the Registrant’s most recently completed second fiscal quarter: $101,728,476.

     Indicate the number of shares outstanding of the Registrant’s common stock as of December 26, 2003: 13,013,876 shares of common stock, $1.00 per share par value.

     Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE

     Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant”, “Company”, and “Sanderson Farms” mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2003, which is the year for which this Annual Report is filed.

     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission’s Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 30, 2003.

PART I

Item 1. Business

     (a)     GENERAL DEVELOPMENT OF THE REGISTRANT’S BUSINESS

     The Registrant was incorporated in Mississippi in 1955, and is a fully-integrated poultry processing company engaged in the production, processing, marketing and distribution of fresh and frozen chicken products. In addition, the Registrant is engaged in the processing, marketing and distribution of processed and prepared food items through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division).

     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2003 the Registrant processed 271.0 million chickens, or approximately 1.4 billion dressed pounds. According to 2003 industry statistics, the Registrant was the 6th largest processor of dressed chickens in the United States based on estimated average weekly processing.

     The Registrant’s chicken operations presently encompass five hatcheries, four feed mills and six processing plants. The Registrant has contracts with operators of approximately 463 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 142 breeder farms.

     The Registrant sells over 100 processed and prepared food items nationally and regionally, primarily to distributors, national food service accounts, retailers and club stores. These food items include further processed chicken products and frozen entrees, such as chicken and dumplings, lasagna, seafood gumbo, and shrimp creole and other specialty products.

     Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1995, this expansion included the expansion of the Registrant’s Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Hazlehurst, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared foods facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant’s poultry processing facilities, and the construction and start-up of its Pike County, Mississippi production and processing facilities, including a hatchery, a feed mill, a processing plant, a waste water treatment facility and a water treatment facility. During 1997, the Registrant completed the construction and start-up of its Brazos County, Texas production and processing facilities, including a hatchery, a feed mill located in Robertson County, Texas, a processing plant, a waste water treatment facility and a water treatment facility. In addition, since 1987, the Registrant completed the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.

     Capital expenditures for fiscal 2003 were funded by working capital. Effective July 31, 2003, the Registrant amended its revolving credit agreement to, among other things, extend the revolving credit termination date to July 21, 2006. On June 15, 1999, the Registrant entered into a Note Purchase Agreement with the Lincoln National Life Insurance Company pursuant to which the Company issued $20 million, 7.05% senior notes due July 7, 2007. The proceeds of such notes were used to pay a portion of the debt outstanding under the revolving credit agreement. The Registrant anticipates that capital expenditures for fiscal 2004 will be funded by internally generated working capital and, if needed, borrowings under the revolving credit agreement.

     During fiscal 1997, the Registrant completed the start-up of its Brazos County, Texas processing facility. During October 1998, the Registrant began operating one line of its Brazos County, Texas processing facility on a double shift basis, and during fiscal 2000 completed the double shifting of the plant, which is now operating at full capacity. The Registrant currently has additional processing capacity available to it through the expansion of the 2nd shift of the second line at its Collins, Mississippi processing facility, which is currently at 80% capacity. Since 1997, the Company has also changed its marketing strategy to move away from the small bird markets serving primarily the fast food markets and into the retail and big bird deboning markets serving the retail and food service industries. This market shift has resulted in larger average bird weights of the chickens processed by the Company, and has substantially increased the number of pounds processed by the Company. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

(b)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable.

(c)	NARRATIVE DESCRIPTION OF BUSINESS
REGISTRANT’S BUSINESS

General

     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.

     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms® brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2003, the Registrant processed approximately 271.0 million chickens, or approximately 1.4 billion dressed pounds. In addition, the Registrant purchased and further processed 13.7 million pounds of poultry products during fiscal 2003. According to 2003 industry statistics, the Registrant was the 6th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

     With respect to chill pack products, additional value can be achieved by deep chilling and packaging whole chickens in bags or combinations of fresh chicken parts in various sized individual trays under the Registrant’s brand name, which then may be weighed and prepriced, based on each customer’s needs. The chill pack process increases the value of the product by extending shelf life, reducing customer weighing and packaging labor, and providing the customer with a wide variety of products with uniform, well designed packaging, all of which enhance the customer’s ability to merchandise chicken products.

     To satisfy some customers’ merchandising needs, the Registrant quick freezes the chicken product, which adds value by meeting the customers’ handling, storage, distribution and marketing needs and by permitting shipment of product overseas where transportation time may be as long as 25 days.

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

	Fiscal Year Ended October 31,

	1999	2000	2001	2002	2003

Value added	99.2	99.5	99.5%	99.7%	99.5%
Non-value added	.8%	.5%	.5%	.3%	.5%

Total Registrant chicken sales	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales, of each of the Registrant’s major product lines.

	Fiscal Year Ended October 31,

	1999	2000	2001	2002	2003

Registrant processed chicken:
Value added:
Chill pack	33.2%	36.4%	40.3%	40.6%	34.4%
Fresh bulk pack	46.5	43.3	39.6	38.9	42.5
Frozen	8.0	7.5	9.2	9.2	10.3

Subtotal	87.7	87.2	89.1	88.7	87.2

Non-value added:
Ice pack	0.5	0.3	.2	.2	.3
Frozen	0.2	0.1	.2	.1	.1

Subtotal	0.7	.4	.4	.3	.4

Total Company processed chicken	88.4	87.6	89.5	89.0	87.6
Processed and prepared foods	11.6	12.4	10.5	10.5	12.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Sales and Marketing

     The Registrant’s chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors located principally in the southeastern, southwestern and western United States. The Registrant also sells its chicken products to governmental agencies, fast food operators and to customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant’s broad product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility.

     Sales and distribution of the Registrant’s chicken products are conducted primarily by sales personnel at the Registrant’s general corporate offices in Laurel, Mississippi and by customer service representatives at each of its six processing complexes and through independent food brokers. Each complex has individual on-site distribution centers and uses the Registrant’s truck fleet, as well as contract carriers, for distribution of its products.

     Generally, the Registrant prices much of its chicken products based upon weekly market prices reported by the United States Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly, the Registrant’s adjustment is generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains few long-term sales contracts with its customers.

     The Registrant has used television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising featuring a celebrity as the Registrant’s spokesperson. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products.

     The Registrant’s processed and prepared food items are sold nationally and regionally, primarily to distributors, national food service accounts, retailers and club stores. Sales of such products are handled by independent food brokers located throughout the United States, primarily in the southeast and southwest United States, and by sales personnel of the Registrant. Processed and prepared food items are distributed from the Registrant’s plant in Jackson, Mississippi, through arrangements with contract carriers.

Production and Facilities

     General. The Registrant is a vertically-integrated producer of fresh and frozen chicken products, controlling the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of its product lines.

     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2003, the Registrant maintained contracts with 31 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2003, by 111 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.

     The Registrant owns and operates five hatcheries located in Mississippi and Texas where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2003, the Registrant’s hatcheries were capable of producing an aggregate of approximately 5.6 million chicks per week.

     Grow-out. The Registrant places its chicks on 463 grow-out farms, as of October 31, 2003, located in Mississippi, Louisiana and Texas where broilers are grown to an age of approximately six to eight weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2003, the Registrant operated four feed mills, three of which are located in Mississippi and one in Texas. The Registrant’s annual feed requirements for fiscal 2003 were (approximately) 1,881,000 tons, and it has the capacity to produce approximately 1,978,000 tons of finished feed annually under current configurations.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 2003, the Registrant had approximately 739,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant sometimes purchases grains in forward markets, it cannot eliminate the potentially adverse effect of grain price increases.

     Processing. Once the chicks reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a partial double shift basis, is currently processing approximately 1,100,000 chickens per week. The Registrant’s Brazos County, Texas processing plant, which is currently operating two lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants, which currently operate on a double shift basis, are currently processing approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at six processing facilities. At October 31, 2003, these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 12.6 million pounds of product per week.

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

     Executive Offices; Other Facilities. The Registrant’s corporate offices are located in Laurel, Mississippi. As of October 31, 2003, the Registrant operated seven automotive maintenance shops which service approximately 504 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, currently serving over 240 children.

Quality Control

     The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers wholesome, high quality products.

     From the corporate offices, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder flocks and broilers, and conducts microbiological tests of live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the six processing plants and the processed and prepared food plant.

Regulation

     The Registrant’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The Registrant’s chicken processing plants are subject to continuous on-site inspection by the USDA. The Sanderson Farms, Inc. (Foods Division) processing plant operates under the USDA’s Total Quality Control Program which is a strict self-inspection plan written in cooperation with and monitored by the USDA. The FDA inspects the production of the Registrant’s feed mills.

     Compliance with existing regulations has not had a material adverse effect upon the Registrant’s earnings or competitive position in the past and is not anticipated to have a materially adverse effect in the future. Management believes that the Registrant is in substantial compliance with existing laws and regulations relating to the operation of its facilities and does not know of any major capital expenditures necessary to comply with such statutes and regulations.

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

Competition

     The Registrant is subject to significant competition from regional and national firms in all markets in which it competes. Some of the Registrant’s competitors have greater financial and marketing resources than the Registrant.

     The primary methods of competition are price, product quality, number of products offered, brand awareness and customer service. The Registrant has emphasized product quality and brand awareness through its advertising strategy. See “Business — Sales and Marketing”. Although poultry is relatively inexpensive in comparison with other meats, the Registrant competes indirectly with the producers of other meats and fish, since changes in the relative prices of these foods may alter consumer buying patterns.

     One customer accounted for 11.7% of consolidated sales for the year ended October 31, 2003. No customer accounted for more than 10% of consolidated sales for the years ended October 31, 2002 and 2001. The Company does not believe the loss of this customer would have a material adverse effect on the Company.

Sources of Supply

     During fiscal 2003, the Registrant purchased its pullets and its cockerels from two (2) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply. Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.

     Other major raw materials used by the Registrant include feed grains, cooking ingredients and packaging materials. The Registrant purchases these materials from a number of vendors and believes that its sources of supply are adequate for its present needs. The Registrant does not anticipate any difficulty in obtaining these materials in the future.

Seasonality

     The demand for the Registrant’s chicken products generally is greatest during the spring and summer months and lowest during the winter months.

Trademarks

     The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms® which it uses in connection with the distribution of its prepared foods, frozen entree products and premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms® label. The Registrant also has registered with the United States Patent and Trademark Office eight other trademarks that are used in connection with the distribution of chicken and other products and for other competitive purposes.

     The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.

Employees and Labor Relations

     As of October 31, 2003, the Registrant had 8,140 employees, including 793 salaried and 7,347 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 809 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on November 30, 2004. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 556 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This Agreement expired on June 30, 1999, and was renegotiated and executed on July 26, 1999, and had a expiration date of December 31, 2002. This agreement was renegotiated and signed on February 24, 2003, and has an expiration date of December 23, 2005. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,204 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and expired on December 30, 1999. Negotiations to extend the agreement were completed and an extended agreement was reached on January 13, 2000. The extended agreement has a termination date of December 31, 2003, and negotiations are underway on a new agreement. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Collins plant.

     On June 9, 1999, the production, maintenance and clean-up employees at the Company’s Brazos County, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement was negotiated and signed on October 7, 1999, and expired on December 31, 2002. A new contract was negotiated and signed on November 13, 2002, and the new contract has an expiration date of December 31, 2005. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Brazos County, Texas processing facility.

     On May 28, 1999, truck drivers at the Company’s Brazos County, Texas processing and production facilities voted to be represented in collective bargaining by the Teamsters International Local #968. Negotiations with this union were completed in December 1999, and a collective bargaining agreement effective January 1, 2000 was signed, which agreement expired on December 31, 2002. This contract was extended to January 27, 2003, and following its expiration the union withdrew its representation of these drivers.

     On November 30, 2001, live haul drivers at the Company’s McComb, Mississippi production division voted to be represented by United Food and Commercial Workers’ Union Local #1529 AFL-CIO in collective bargaining. It was the Company’s legal position that the live haul drivers are agricultural employees exempt from the National Labor Relations Act, and the Company pursed its legal position before the National Labor Relations Board and the Federal Courts. However, on July 3, 2003, the United State Fifth Circuit Court of Appeals ruled that the drivers are not agricultural employees exempt for the National Labor Relations Act, and negotiations are on-going to complete a collective bargaining agreement to cover these employees.

     On September 13, 2001, production, maintenance and truck driver employees at the Company’s McComb, Mississippi Feed Mill facility voted to be represented in collective bargaining by United Food and Commercial Workers’ Union Local #1529 AFL-CIO. A collective bargaining agreement was negotiated and signed effective July 16, 2002, and has an expiration date of June 30, 2005. This agreement includes a provision allowing re-opening of bargaining of certain financial matters on July 1, 2003 and July 1, 2004, and has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at this facility.

(d)      FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     All of the Company’s operations are domiciled in the United States. All of the products sold to the Company’s customers for the Company’s fiscal years 2003, 2002 and 2001 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.

     The Company exports certain of its products to foreign markets, primarily Mexico, Russia, China, Puerto Rico, and the Caribbean. These exports sales for fiscal years 2003, 2002 and 2001 totaled approximately $45.9 million, $36.8 million and $50.6 million, respectively. The Company’s exports sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For fiscal 2003, 2003 and 2001, the Company made no sales of products produced in a country other than the United States.

(e)     AVAILABLE INFORMATION

     Our address on the world wide web is http://www.sandersonfarms.com. The information on our web site is not a part of this document. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports are available, free of charge, through our web site as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on the website.

     Item 2. Properties.

The Registrant’s principal properties are as follows:

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

     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $843,000 on October 31, 2003, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, as amended, and under the $20 million long-term fixed rate loan agreements effective in February 1993 and June 1999, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

     Management believes that the Company’s facilities are suitable for its current purposes, and believes that current renovations and expansions will enhance present operations and allow for future internal growth.

Item 3. Legal Proceedings.

     On September 26, 2000, three current and former contract growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of “all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so-called ‘ranking system’.” Plaintiffs allege that the Company “has defrauded plaintiffs by unilaterally imposing and utilizing the so-called ‘ranking system’ which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs.” Plaintiffs further allege that they are required to accept chicks that are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

     The Company is vigorously defending and will continue to vigorously defend this action. On November 22, 2002, the Court denied the Company’s motions to compel arbitration, challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi, and seeking to have the case dismissed pursuant to rule 5(c) of the Mississippi Rules of Civil Procedure. The Company then filed its motion for interlocutory appeal on these issues with the Mississippi State Supreme Court. On December 6, 2002, the Mississippi State Supreme Court agreed to hear this motion and stayed the action in the Chancery Court pending disposition of this motion. The Company’s motion for interlocutory appeal was granted and this matter is pending before the Mississippi State Supreme Court. Substantially similar lawsuits have been filed against other integrated poultry companies.

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

     On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to Compel Arbitration and/or for Change of Venue. Plaintiffs responded to this motion and the Company replied to the Plaintiffs’ response. A hearing of this motion was completed on November 18, 2003. Prior to completion of the hearing, the Company filed a request with the American Arbitration Association to arbitrate the claims made in this lawsuit. In light of the approaching trial date of December 2, 2003, the Company filed a motion with the Mississippi State Supreme Court, on November 14, 2003 requesting, among other things, that the Supreme Court grant an Emergency Stay of the proceedings in the Chancery Court of Jefferson County and vacate the December 2, 2003 trial date. On November 20, 2003, the Supreme Court vacated the trial date and stayed the proceedings pending its response to the Company’s motion. On December 4, 2003, the parties filed a joint request that the Supreme Court relax the stay only insofar as necessary to allow the Chancery Court to rule on the Company’s Motion To Dismiss And/Or To Transfer Jurisdiction And/Or To

Compel Arbitration And/Or For Change Of Venue, and thereafter that the Supreme Court grant a request for interlocutory appeal regarding the issues to be decided by the Chancery Court. The stay entered November 20, 2003, would remain in effect regarding all other proceedings in the Chancery Court, including discovery and trial, and all arbitration proceedings before the AAA would be stayed, pending the final decision of the Supreme Court on the interlocutory appeal. The Company will vigorously defend the claims by the contract egg producers whether before a panel of arbitrators appointed by the AAA or before the court.

     On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights.” This lawsuit alleges that Sanderson Farms, in its capacity as an employer, has “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi...in violation of Title VII of the Civil Rights Act of 1964 (as amended)... .” The action further alleges that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act.. .” On June 6, 2003, thirteen additional plaintiffs joined in the pending lawsuit by the filing of a First Amended Complaint. This brought the total number of plaintiffs to 87.

     The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company will aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. The plaintiffs filed a response to that motion, and the Company filed its rebuttal to the plaintiffs’ response on August 21, 2003. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. This matter is pending.

     The Company is also a party to lawsuits against various vitamin and methionine suppliers arising out of alleged price fixing activities by the defendants. For more information about these lawsuits, please see the section of this Report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

     Sanderson Farms, Inc. (Production Division) (the “Production Division”) was a party to a lawsuit pending before the United States District Court for the Southern District of Texas brought against the Company under the Fair Labor Standards Act seeking recovery of overtime compensation for live-haul drivers and employees employed by the Production Division. This matter was settled on November 4, 2002, pending a ruling by the court on the plaintiff’s request for an award of attorney’s fees. On September 4, 2003, the court determined the appropriate attorney’s fees award, and the settlement of this issue became final. A complete description of this matter, together with the details of the settlement, is found in Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K filed for the Company’s fiscal year ended October 31, 2002. That description is incorporated herein by reference.

     The Company is also involved in various claims and litigation incidental to its business. Although the outcome of the matters referred to in the preceding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Registrant’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.

Item 4A. Executive Officers of the Registrant.

			Executive
Name	Age	Office	Officer Since

Joe F. Sanderson, Jr.	57	Chairman of the Board,	1984 (1)
		President and
		Chief Executive
		Officer

D. Michael Cockrell	46	Treasurer and Chief	1993 (2)
		Financial Officer,
		Board Member

James A. Grimes	55	Secretary and	1993 (3)
		Chief Accounting Officer

Lampkin Butts	52	Vice President - Sales,	1996 (4)
		Board Member

(1)	Joe F. Sanderson, Jr. has served as President and Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. From January 1984, to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(3)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.

(4)	Lampkin Butts became Vice President - Sales of the Registrant effective November 1, 1996, and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

     Executive officers of the Company serve at the pleasure of the Board of Directors. There are no understandings or agreements relating to any person’s service or prospective service as an executive officer of the Registrant.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock is traded on the NASDAQ National Market System under the symbol SAFM.

The number of stockholders as of November 30, 2003, was 2,369.

     The following table shows quarterly cash dividends and quarterly high and low closing prices for the common stock for the past two fiscal years. National Market System quotations are based on actual sales prices.

		Stock Price

Fiscal Year 2003	High	Low	Dividends

First Quarter	$21.31	$17.99	$.10
Second Quarter	$20.39	$18.27	$.10
Third Quarter	$30.57	$19.47	$.10
Fourth Quarter	$35.14	$28.36	$.62

		Stock Price

Fiscal Year 2002	High	Low	Dividends

First Quarter	$22.14	$13.55	$.10
Second Quarter	$27.49	$20.93	$.10
Third Quarter	$27.50	$18.20	$.10
Fourth Quarter	$20.62	$15.83	$.10

On December 19, 2003 the closing sales price for the common stock was $38.20 per share.

Item 6. Selected Financial Data.

	Year Ended October 31
	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Net sales	$872,235	$743,665	$706,002	$605,911	$559,031
Operating income (loss)	90,522	49,977	51,094	(588)	23,008
Net income (loss)	54,061	28,840	27,784	(5,571)	10,546
Basic earnings (loss) per share)	4.17	2.18	2.04	(.41)	.75
Diluted earnings (loss) per share	4.12	2.15	2.04	(.41)	.75
Working capital	82,236	68,452	76,969	71,334	67,272
Total assets	298,905	280,510	288,971	281,856	283,510
Long-term debt, less current maturities	21,604	49,969	77,212	107,491	104,651
Stockholders’ equity	197,099	155,891	144,339	120,015	130,844
Cash dividends declared per share	$.92	$.40	$.20	$.20	$.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE PERFORMANCE

This Annual Report contains certain forward-looking statements about the business, financial condition and prospects of the Company. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, changes in the market price for the Company’s finished products and for feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets, as described below; changes in competition and economic conditions; various inventory risks due to changes in market conditions; changes in governmental rules and regulations applicable to the Company and the poultry industry; and other risks described below. These risks and uncertainties cannot be controlled by the Company. When used in this Annual Report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “outlook,” “anticipates,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 64.4% of the Company’s total production costs.

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

The Company’s processed and prepared foods product line includes approximately 100 institutional and consumer packaged food items that it sells nationally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 2003 as follows:

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter
Fiscal 2003
High	$.6250		$.6400	$.6775	$.6925	*
Low	$.6125	*	$.6250	$.6350	$.6800
Fiscal 2002
High	$.6500	*	$.6300	$.6425	$.6425
Low	$.6275		$.6250 *	$.6250 *	$.6275
Fiscal 2001
High	$.6150	*	$.6200	$.6250	$.6650	*
Low	$.6150	*	$.6175	$.6450	$.6500

*Year High/Low

During fiscal 2002, the Company continued to see improvements in the Company’s sales program and operating performance. These improvements, however, were offset by overall lower prices for poultry products and higher grain prices during fiscal 2002 as compared to fiscal 2001. Grain prices continued to increase during fiscal 2003 and were substantially higher for the full year ended October 31, 2003 as compared to the full year ended October 31, 2002. However, the Company benefitted from favorable market prices for its poultry products during the second half of fiscal 2003 and from proceeds received during the year related to the vitamin and methionine lawsuits. All in all, fiscal 2003 was a record setting year in sales and net income for Sanderson Farms.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

During fiscal 2003 net sales were $872.2 million, an increase of 17.3% when compared to net sales of $743.7 million for fiscal 2002. Net sales of poultry products increased $105.8 million or 16.2% and net sales of prepared food products increased $22.7 million or 25.3%. The increase in net sales of poultry products resulted from favorable market prices for poultry products and an increase in the pounds of poultry products sold of 9.6%. The additional volume of poultry products resulted from an increase in the live weight of chickens processed of 5.3%, an increase in the number of chickens processed of 2.4% and an improved processing yield. Overall market prices during fiscal 2003 for the Company’s poultry products were higher when compared to fiscal 2002. The Company’s average sale price of poultry products increased 6.1% during fiscal 2003 as compared to fiscal 2002. A simple average of the Georgia dock whole bird prices was 2.4% higher for the year ended October 31, 2003 as compared to the year ended October 31, 2002. In addition, market prices for boneless breast, breast tenders and bulk leg quarters were 17.2%, 17.9% and 12.8% higher, respectively. Net sales of prepared food products increased $22.7 million or 25.3% primarily from an increase in pounds of prepared food products sold of 26.0%.

The Company’s cost of sales for fiscal 2003 increased $78.3 million or 11.8% as compared to cost of sales for fiscal 2002. This increase is primarily due to increases in the pounds of poultry and prepared food products sold and increases in the cost of feed grains. Cost of sales of poultry products increased $53.2 million or 9.1%. However, the average cost of sales of poultry products per pound decreased .4% as the Company benefitted from proceeds from lawsuits against vitamin and methionine suppliers and improved performance from the Company’s poultry operations. A simple average of corn and soy meal cash market prices for the year ended October 31, 2003 as compared to the year ended October 31, 2002 reflected increases of 6.9% and 11.2%, respectively. During fiscal 2003 and fiscal 2002 the Company’s cost of sales were reduced by $12.4 million and $5.0 million, respectively, from proceeds related to lawsuits against vitamin and methionine suppliers. Cost of sales of prepared food products increased $25.1 million or 32.4% due to an increase in the volume of prepared food products sold and increased cost of chicken products.

Selling, general and administrative expenses for fiscal 2003 were $40.3 million, an increase of $9.8 million or 32.0% as compared to selling, general and administrative expenses during fiscal 2002 of $30.5 million. The increase during fiscal 2003 resulted from increased expenses related to the Company’s phantom stock options, bonus award program, employee stock ownership plan, bad debt reserves and certain marketing and administrative costs. The Company plans a renewal of its fresh chicken advertising program in most of its markets beginning in January 2004. This program will cost approximately $12.0 million.

During fiscal 2003 the Company’s operating income was $ 90.5 million, an increase of $40.5 million as compared to $50.0 million for fiscal 2002. During fiscal 2003 as compared to fiscal 2002, the Company benefitted from higher market prices for poultry products, improvements in the operating performance and marketing execution of both the Company’s poultry and prepared foods operations and proceeds from vitamin and methionine litigation. These factors more than offset increases in average cost of feed grains during fiscal 2003 as compared to fiscal 2002. Overall market prices for poultry products were lower during the first half of fiscal 2003 as compared to the same period during fiscal 2002. During the third and fourth quarters of fiscal 2003 as compared to the same quarters in fiscal 2002 market prices for the Company’s poultry products improved significantly, and was reflected in the increase in the Company’s average sale price of poultry products during fiscal 2003 as compared to fiscal 2002 of 6.1%. The Company’s average sales price of its poultry products during the third and fourth quarter of fiscal 2003 were 7.5% and 21.0% higher than the third and fourth quarter of fiscal 2002. This improved market environment during the second half of the Company’s fiscal year was in part a result of the stabilization of the export market for poultry products, including the Russian market. Higher market prices for competing meats such as beef and pork also contributed to improved market conditions. The Company anticipates this trend will continue during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, however, the Company also anticipates higher feed cost during at least the first half of fiscal 2004 due to the tight supply of soybean meal. During fiscal 2003 and fiscal 2002, the Company’s operating income included $12.4 million and $5.0 million, respectively, from vitamin and methionine litigation. The Company does not expect to receive any additional proceeds from vitamin and methionine litigation during fiscal 2004.

Interest expense during the fiscal year ended October 31, 2003 was approximately $2.5 million as compared to $3.7 million for the year ended October 31, 2002. This reduction in interest expense during fiscal 2003 as compared to fiscal 2002 resulted from less debt outstanding.

The Company’s effective tax rate for the fiscal year ended October 31, 2003 and October 31, 2002 was 38.7% and 38.0%, respectively. The increase pertains to lower state tax credits available as a percentage of taxable income.

Net income for fiscal 2003 was $54.1 million as compared to $28.8 million during fiscal 2002. Included in the Company’s net income are proceeds from vitamin and methionine litigation of $7.6 million or $.58 per diluted share during fiscal 2003 and $3.1 million or $.23 per diluted share during fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

For the fiscal year ended October 31, 2002, net sales were $743.7 million, a 5.3% increase compared with net sales of $ 706.0 million for the prior year. Net sales of poultry products increased $24.2 million or 3.8%. This increase in the net sales of poultry products resulted from an increase in the pounds of poultry product sold of 10.9%, which was partially offset by a decrease in the average sales price of poultry products of 6.3%. The increase in the pounds of poultry products sold during fiscal 2002 as compared to fiscal 2001 resulted from an increase in the average live weight of chickens produced of 8.2%. Overall market prices for poultry products were significantly lower during fiscal 2002 as compared to fiscal 2001 as leg quarters, wings and breast tenders were 23.9%, 33.1% and 19.1% lower, respectively. The softness in leg quarter prices resulted from the Russian embargo of United States poultry meat on March 10, 2002. Shipments to Russia resumed during the fourth quarter of fiscal 2002. However, these shipments resumed only on a limited basis during the remainder of fiscal 2002. Net sales of prepared food products increased $13.0 million or 16.9% during fiscal 2002 as compared to fiscal 2001. The increase reflects an increase in the pounds of prepared food products sold of 12.0% and an increase in the average sales price of prepared food products sold of 4.4%.

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

Selling, general and administration expenses for fiscal 2002 increased $2.3 million compared to fiscal 2001. This increase was primarily due to expenses associated with the Company’s employee incentive plan, an increase in allowance for doubtful accounts and increased contributions to the Company’s Employee Stock Ownership Plan.

The Company’s operating income during fiscal 2002 as compared to fiscal 2001 was approximately the same despite the challenging market environment the poultry industry experienced during fiscal 2002. The Company’s operating income for fiscal 2002 was approximately $50.0 million as compared to operating income during fiscal 2001 of $51.1 million. The fiscal 2002 operating income reflects improved plant efficiency and live grow-out performance and the $5.0 million in awards from the lawsuits against vitamin and methionine suppliers. Excluding these awards, the Company’s operating income for fiscal 2002 was $45.0 million.

As in fiscal 2001, the Company continued to decrease its outstanding debt during fiscal 2002. The Company decreased its debt during fiscal 2002 by $27.2 million, which, along with lower interest rates, resulted in significantly lower interest expense. Interest expense for fiscal 2002 was $3.7 million as compared to $6.8 million for fiscal 2001, a decrease of $3.1 million or 45.6%.

The Company’s effective tax rates for fiscal 2002 and fiscal 2001 were 38.0% and 37.9%, respectively.

Liquidity and Capital Resources

The Company’s working capital at October 31, 2003 was 82.2 million and its current ratio was 2.3 to 1. This compares to working capital of $68.4 million and a current ratio of 2.2 to 1 as of October 31, 2002. During fiscal 2003 the Company spent approximately $23.4 million on planned capital projects and $5.2 million to repurchase 219,000 shares of its common stock under its existing stock repurchase plan.

The Company’s capital budget for fiscal 2004 is approximately $27.3 million. The fiscal 2004 capital budget includes cost of renovations and changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility, $4.5 million for construction of a new General Office and $4.5 million for an operating lease to replace an existing aircraft. The Company expects that working capital and cash flows from operations will be sufficient in fiscal 2004 to fund the anticipated capital expenditures. However, if needed, the Company has available $100 million under its revolving credit agreement as of October 31, 2003.

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

Management suggests that the Company’s Summary of Significant Accounting Policies, as described in Note 1 of the Notes to the Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes the critical accounting policies and estimates that most impact the Company’s Consolidated Financial Statements are described below.

Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected.

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

Accrued Self Insurance

Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. However, actual expenses could differ significantly from these estimates.

Income Taxes

The Company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for financial and income tax purposes. The Company is periodically audited by taxing authorities. Any audit adjustments affecting permanent differences could have an impact on the Company’s effective tax rate.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of this pronouncement will be effective for the first reporting period ending after December 15, 2003. The Company is in the process of evaluating the implications of Interpretation No. 46.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Market Risk

The Company is a purchaser of certain commodities, primarily corn and soybean meal. As a result, the Company’s earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, the Company from time to time will lock-in future feed ingredient prices using forward purchase agreements with suppliers. The Company does not use such instruments for trading purposes and is not a party to any leverage derivatives.

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at October 31, 2003. Management believes the potential effects of near-term changes in interest rates on the Company’s fixed rate debt is not material.

The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8. Financial Statements and Supplementary Data.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31
	2003	2002

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$22,224	$9,542
Accounts receivable, less allowance of $1,390,000 in 2003 and $663,000 in 2002	46,195	41,073
Inventories	61,753	57,964
Refundable income taxes	0	2,764
Prepaid expenses	13,001	12,121

Total current assets	143,173	123,464
Property, plant and equipment:
Land and buildings	135,865	134,076
Machinery and equipment	240,369	255,590

	376,234	389,666
Accumulated depreciation	(221,010)	(233,183)

	155,224	156,483
Other assets	508	563

Total assets	$298,905	$280,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,033	$25,258
Accrued expenses	37,540	26,511
Current maturities of long-term debt	4,364	3,243

Total current liabilities	60,937	55,012
Long-term debt, less current maturities	21,604	49,969
Claims payable	2,600	2,600
Deferred income taxes	16,665	17,038
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued
Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-13,013,876 in 2003 and 13,051,026 in 2002	13,014	13,051
Paid-in capital	1,949	0
Retained earnings	182,136	142,840

Total stockholders’ equity	197,099	155,891

Total liabilities and stockholders’ equity	$298,905	$280,510

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31
	2003	2002	2001

	(In thousands, except per share data)
Net sales	$872,235	$743,665	$706,002
Cost and expenses:
Cost of sales	741,420	663,161	626,693
Selling, general and administrative	40,293	30,527	28,215

	781,713	693,688	654,908

Operating income (loss)	90,522	49,977	51,094
Other income (expense):
Interest income	80	185	377
Interest expense	(2,484)	(3,681)	(6,753)
Other	43	(1)	54

	(2,361)	(3,497)	(6,322)

Income before income taxes	88,161	46,480	44,772
Income tax expense	34,100	17,640	16,988

Net income	$54,061	$28,840	$27,784

Earnings per share:
Basic	$4.17	$2.18	$2.04

Diluted	4.12	2.15	2.04

Dividends per share	$.92	$.40	$.20

Weighted average shares outstanding:
Basic	12,975	13,200	13,596

Diluted	13,126	13,429	13,640

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Total
			Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

	(In thousands, except shares and per share amounts)
Balance at October 31, 2000	13,632,955	13,633	3,616	102,766	120,015
Net income for year				27,784	27,784
Cash dividends ($.20 per share)				(2,721)	(2,721)
Purchase and retirement of common stock	(68,000)	(68)	(671)		(739)

Balance at October 31, 2001	13,564,955	13,565	2,945	127,829	144,339
Net income for year				28,840	28,840
Cash dividends ($.40 per share)				(5,245)	(5,245)
Purchase and retirement of common stock	(736,079)	(736)	(5,320)	(8,584)	(14,640)
Issuance of common stock	222,150	222	2,375		2,597

Balance at October 31, 2002	13,051,026	$13,051	$0	$142,840	$155,891
Net income for year				54,061	54,061
Cash dividends ($.42 per share)				(5,449)	(5,449)
Special cash dividends ($.50 per share)				(6,508)	(6,508)
Purchase and retirement of common stock	(219,000)	(219)	(2,133)	(2,808)	(5,160)
Issuance of common stock	181,850	182	4,082		4,264

Balance at October 31, 2003	13,013,876	13,014	1,949	182,136	197,099

See accompanying notes.

SANDERSON FARMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31
	2003	2002	2001

	(In thousands)
Operating activities
Net income (loss)	$54,061	$28,840	$27,784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,485	24,710	25,722
Provision for losses on accounts receivable	727	360	44
Deferred income taxes	(920)	1,340	(178)
Change in assets and liabilities:
Accounts receivable	(5,849)	(1,246)	(3,193)
Inventories	(3,789)	(5,614)	(2,088)
Prepaid expenses and refundable income taxes	2,431	(5,560)	2,791
Other assets	(135)	(141)	(205)
Accounts payable	(6,225)	4,949	2,802
Accrued expenses and claims payable	11,029	1,003	11,173

Total adjustments	21,754	19,801	36,868

Net cash provided by operating activities	75,815	48,641	64,652
Investing activities
Capital expenditures	(23,430)	(19,704)	(14,587)
Net proceeds from sale of property and equipment	394	896	86

Net cash used in investing activities	(23,036)	(18,808)	(14,501)
Financing activities
Net change in revolving credit	(20,000)	(24,000)	(28,000)
Principal payments on long-term debt	(7,014)	(2,958)	(2,954)
Principal payments on capital lease obligation	(230)	(220)	(205)
Dividends paid	(11,957)	(5,245)	(2,721)
Purchase and retirement of common stock	(5,160)	(14,640)	(739)
Net proceeds from common stock issued	4,264	2,597	0

Net cash used in financing activities	(40,097)	(44,466)	(34,619)

Net change in cash and cash equivalents	12,682	(14,633)	15,532
Cash and cash equivalents at beginning of year	9,542	24,175	8,643

Cash and cash equivalents at end of year	$22,224	$9,542	$24,175

Supplemental disclosure of cash flow information:
Income taxes paid	$20,093	$18,675	$12,372

Interest paid	$2,569	$3,993	$6,920

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Sanderson Farms, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared food items. The Company’s net sales and cost of sales are significantly affected by market price fluctuations of its principal products sold and of its principal feed ingredients, corn and other grains.

The Company sells to retailers, distributors and fast food operators primarily in the southeastern, southwestern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. Shipping and handling costs are included as a component of cost of sales.

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

Advertising and Marketing Costs: The Company expenses advertising costs as incurred.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes. Effective November 1, 1988, the Company changed from the cash to the accrual basis of accounting for its farming subsidiary. The Taxpayer Relief Act of 1997 (the “Act”) provides that the taxes on the cash basis temporary differences as of that date are payable over 20 years beginning in fiscal 1998 or in full in the first fiscal year in which the Company fails to qualify as a “Family Farming Corporation.” During fiscal 2003, the Company no longer qualified as a “Family Farming Corporation” and accordingly, recorded the taxes on the cash basis temporary differences of $2,994,000 as a current deferred tax liability.

Stock Based Compensation: At October 31, 2003, the company has a stock-based employee compensation plan, which is described more fully in Note 8. The company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended October 31

	2003	2002	2001

	(In thousands)
Net income, as reported	$54,061	$28,840	$27,784
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(60)	(15)	(5)

Pro forma net income	$54,001	$28,825	$27,779
Earnings per share:
Basic—as reported	$4.17	$2.18	$2.04

Basic—pro forma	$4.17	$2.18	$2.04

Diluted—as reported	$4.12	$2.15	$2.04

Diluted—pro forma	$4.12	$2.15	$2.04

Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.

Fair Value of Financial Instruments: The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company’s borrowings under its credit facilities and long-term debt also approximate the fair values based on current rates for similar debt.

Impact of Recently Issued Accounting Standards: In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of this pronouncement will be effective for the first reporting period ending after December 15, 2003. The Company is in the process of evaluating the implications of Interpretation No. 46.

2. Inventories

Inventories consisted of the following:

	October 31

	2003	2002

	(In thousands)
Live poultry–broilers and breeders	$35,938	$33,392
Feed, eggs and other	6,821	7,389
Processed poultry	8,939	8,423
Processed food	5,653	4,507
Packaging materials	4,402	4,253

	$61,753	$57,964

3. Prepaid expenses

Prepaid expenses consisted of the following:

	October 31,

	2003	2002

	(In thousands)
Parts and supplies	$5,323	$5,279
Current deferred tax asset	2,275	1,728
Other prepaid expenses	5,406	5,114

	$13,001	$12,121

4. Accrued expenses

Accrued expenses consisted of the following:

	October 31,

	2003	2002

	(In thousands)
Income taxes payable	$7,243	$0
Accrued bonuses	11,419	6,985
Accrued rebates	3,600	3,144
Workers’ compensation claims	3,540	3,750
Accrued property taxes	2,319	2,004
Accrued wages	3,332	4,893
Accrued vacation	2,214	2,358
Other accrued expenses	3,873	3,377

	$37,540	$26,511

5. Long-term Credit Facilities and Debt

Long-term debt consisted of the following:

	October 31

	2003	2002

	(In thousands)
Revolving credit agreement with banks (weighted average rate of 5.1% at October 31, 2002)	$0	$20,000
Term loan with an insurance company, accruing interest at 7.49%; final principal installment made in February 2003 of $2,850,000	0	2,900
Term loan with an insurance company, accruing interest at 7.05%; due in annual principal installments of $4,000,000, due in July 2007	16,000	20,000
Note payable, accruing interest at 5%; due in annual installments of $161,400, including interest, maturing in 2009	843	957
6% Mississippi Business Investment Act bond–capital lease obligation, due November 1, 2012	2,825	3,055
Robertson County, Texas, Industrial

	October 31

	2003	2002

	(In thousands)
Revenue Bonds accruing interest at a variable rate, 1.2% at October 31, 2003; with optional annual principal installments of $900,000, due November 1, 2005	6,300	6,300

	25,968	53,212
Less current maturities of long-term debt	4,364	3,243

	$21,604	$49,969

The Company has a $100.0 million revolving credit agreement with four banks. As of October 31, 2003, all of the credit is available and the revolver extends until fiscal 2006. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $4,494,354 is pledged as collateral to a note payable and the capital lease obligation.

The aggregate annual maturities of long-term debt at October 31, 2003 are as follows (in thousands):

Fiscal Year	Amount

2004	$4,364
2005	5,285
2006	5,306
2007	5,333
2008	1,355
Thereafter	4,325

$25,968

6. Income Taxes

Income tax expense (benefit) consisted of the following:

	Years Ended October 31

	2003	2002	2001

	(In thousands)
Current:
Federal	$29,940	$14,670	$15,518
State	5,080	1,630	1,450

	35,020	16,300	16,968
Deferred:
Federal	(800)	1,226	(264)
State	(120)	114	284

	(920)	1,340	20

	34,100	17,640	16,988

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,

	2003	2002

	(In thousands)
Deferred tax liabilities:
Cash basis temporary differences	$0	$2,994
Property, plant and equipment	17,515	14,986
Prepaid and other assets	910	1,066

Total deferred tax liabilities	18,425	19,046
Deferred tax assets:
Accrued expenses and accounts receivable	4,035	3,736
State net operating loss and credit carryforwarding	0	0

Total deferred tax assets	4,035	3,736

Net deferred tax liabilities	$14,390	$15,310

Current deferred tax assets (included in prepaid expenses)	$2,275	$1,728
Long-term deferred tax liabilities	16,665	17,038

Net deferred tax liabilities	$14,390	$15,310

The differences between the consolidated effective income tax rate and the federal statutory rate of 35% are as follows:

	Years Ended October 31

	2003	2002	2001

		(In thousands)
Income taxes at statutory rate	$30,856	$16,268	$15,670
State income taxes	3,224	1,511	1,754
State income tax credit	0	0	(627)
Increase in deferred taxes for change in income tax rate	0	0	367
Other, net	20	(139)	(176)

Income tax expense (benefit)	$34,100	$17,640	$16,988

7. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $4,000,000, $2,500,000 and $2,300,000 in fiscal 2003, 2002 and 2001, respectively.

The Company has a 401(k) Plan which covers substantially all employees after six months of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. Effective July 1, 2000, the Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s compensation and 50% of employee contributions between 3% and 5% of each employee’s compensation. The Company’s contributions to the 401(k) Plan totaled $1,551,000 in fiscal 2003, $1,463,000 in fiscal 2002 and $1,411,000 in fiscal 2001.

8. Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options.

Under the Company’s Stock Option Plan, 750,000 shares of Common Stock have been reserved for grant to key management personnel. Options granted in fiscal 2002 and 2001 have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2003.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.5% in fiscal 2002 and 5.0% in fiscal 2001; dividend yields of 2.0% for fiscal 2002 and fiscal 2001; volatility factors of the expected market price of the Company’s Common Stock of .325 for fiscal 2002 and .350 for fiscal 2001; and a weighted-average expected life of the options of four years.

The weighted-average fair value of options granted was $4.73 in fiscal 2002 and $3.24 in fiscal 2001. The pro forma effect of the estimated fair value of the options granted was insignificant to the Company’s net income (loss) and net income (loss) per share in fiscal 2002 and 2001.

A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at October 31, 2000	639,000	11.83
Granted	71,500	11.10
Forfeited	(87,500)	11.11

Outstanding at October 31, 2001	623,000	11.81

		Weighted-Average
	Shares	Exercise Price

Granted	322,886	18.05
Exercised	(222,150)	11.79
Forfeited	2,000)	7.47

Outstanding at October 31, 2002	721,736	14.41
Granted	0	0.00
Exercised	(181,850)	12.85
Forfeited	(6,750)	18.55

Outstanding at October 31, 2003	533,136	$15.00

The exercise price of the options outstanding as of October 31, 2003 ranged from $7.19 to $18.55 per share. At October 31, 2003, the weighted average remaining contractual life of the options outstanding was 8 years and 232,606 options were exercisable.

In fiscal 2000, the Company granted 141,000 “phantom shares” to certain key management personnel. Upon exercise of a phantom share, the holder will receive a cash payment or an equivalent number of shares of the Company’s Common Stock, at the Company’s option, equal to the excess of the fair market value of the Company’s Common Stock over the phantom share award value of $7.47 per share. The phantom shares have a ten-year term and vest over four years beginning one year after the date of grant. Compensation expense of $1,942,000, $421,000 and $555,000 is included in selling, general and administrative expense in the accompanying consolidated statement of income for fiscal 2003, 2002 and fiscal 2001, respectively.

A summary of the Company’s phantom stock option activity and related information is as follows:

		Exercise
	Shares	Price

Outstanding at October 31, 2002	141,000	7.47
Granted	0	0.00
Forfeited	0	0.00
Exercised	(94,500)	7.47

Outstanding at October 31, 2003	46,500	7.47

9. Shareholder Rights Agreement

On April 22, 1999, the Company adopted a shareholder rights agreement (the “Agreement”) with similar terms as the previous one. Under the terms of the Agreement a one share purchase (“right”) was declared as a dividend for each share of the Company’s Common Stock outstanding on May 4, 1999. The rights do not become exercisable and certificates for the rights will not be issued until ten business days after a person or group acquires or announces a tender offer for the beneficial ownership of 20% or more of the Company’s Common Stock. Special rules set forth in the Agreement apply to determine beneficial ownership for members of the Sanderson family. Under these rules, such a member will not be considered to beneficially own certain shares of Common Stock, the economic benefit of which is received by any member of the Sanderson family, and certain shares of Common Stock acquired pursuant to employee benefit plans of the Company.

The exercise price of a right has been established at $75. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. The rights may be redeemed by the Board of Directors at $.01 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company’s Common Stock, or by two-thirds of the Directors who are not the acquirer, or an affiliate of the acquirer prior to the acquisition of 50% or more of the Company’s Common Stock by such acquirer. The rights expire on May 4, 2009.

10. Other Matters

          On September 26, 2000, three current and former contract growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of “all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so-called ‘ranking system’.” Plaintiffs allege that the Company “has defrauded plaintiffs by unilaterally imposing and utilizing the so-called ‘ranking system’ which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs.” Plaintiffs further allege that they are required to accept chicks that are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

          The Company is vigorously defending and will continue to vigorously defend this action. On November 22, 2002, the Court denied the Company’s motions to compel arbitration, challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi, and seeking to have the case dismissed pursuant to rule 5(c) of the Mississippi Rules of Civil Procedure. The Company then filed its motion for interlocutory appeal on these issues with the Mississippi State Supreme Court. On December 6, 2002, the Mississippi State Supreme Court agreed to hear this motion and stayed the action in the Chancery Court pending disposition of this motion. The Company’s motion for interlocutory appeal was granted and this matter is pending before the Mississippi State Supreme Court. Substantially similar lawsuits have been filed against other integrated poultry companies.

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

          On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to

Compel Arbitration and/or for Change of Venue. Plaintiffs responded to this motion and the Company replied to the Plaintiffs’ response. A hearing of this motion was completed on November 18, 2003. Prior to completion of the hearing, the Company filed a request with the American Arbitration Association to arbitrate the claims made in this lawsuit. In light of the approaching trial date of December 2, 2003, the Company filed a motion with the Mississippi State Supreme Court, on November 14, 2003 requesting, among other things, that the Supreme Court grant an Emergency Stay of the proceedings in the Chancery Court of Jefferson County and vacate the December 2, 2003 trial date. On November 20, 2003, the Supreme Court vacated the trial date and stayed the proceedings pending its response to the Company’s motion. On December 4, 2003, the parties filed a joint request that the Supreme Court relax the stay only insofar as necessary to allow the Chancery Court to rule on the Company’s Motion To Dismiss And/Or To Transfer Jurisdiction And/Or To Compel Arbitration And/Or For Change Of Venue, and thereafter that the Supreme Court grant a request for interlocutory appeal regarding the issues to be decided by the Chancery Court. The stay entered November 20, 2003, would remain in effect regarding all other proceedings in the Chancery Court, including discovery and trial, and all arbitration proceedings before the AAA would be stayed, pending the final decision of the Supreme Court on the interlocutory appeal. The Company will vigorously defend the claims by the contract egg producers whether before a panel of arbitrators appointed by the AAA or before the court.

          On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights.” This lawsuit alleges that Sanderson Farms, in its capacity as an employer, has “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi...in violation of Title VII of the Civil Rights Act of 1964 (as amended)... .” The action further alleges that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act.. .” On June 6, 2003, thirteen additional plaintiffs joined in the pending lawsuit by the filing of a First Amended Complaint. This brings the total number of plaintiffs to 87.

          The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company will aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. The plaintiffs filed a response to that motion, and the Company filed its rebuttal to the plaintiffs’ response on August 21, 2003. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2003 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. This matter is pending.

     The Company is also a party to lawsuits against various vitamin and methionine suppliers arising out of alleged price fixing activities by the defendants. For more information about these lawsuits, please see the section of this Report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

     Sanderson Farms, Inc. (Production Division) (the “Production Division”) was a party to a lawsuit pending before the United States District Court for the Southern District of Texas brought against the Company under the Fair Labor Standards Act seeking recovery of overtime compensation for live-haul drivers and employees employed by the Production Division. This matter was settled on November 4, 2002, pending a ruling by the court on the plaintiff’s request for an award of attorney’s fees. On September 4, 2003, the court determined the appropriate attorney’s fees award, and the settlement of this issue became final. A complete description of this matter, together with the details of the settlement, is found in Item 3, Legal Proceedings, in the Company’s Annual Report on Form 10-K filed for the Company’s fiscal year ended October 31, 2002. That description is incorporated herein by reference.

     The Company is also involved in various claims and litigation incidental to its business. Although the outcome of the matters referred to in the preceding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.

QUARTERLY FINANCIAL DATA

	Fiscal Year 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
		(Unaudited)
Net sales	$184,188	$201,184	$232,151	$254,712
Operating income	9,404	21,322	25,726	34,070
Net income	5,337	12,816	15,408	20,500
Diluted earnings per share	$.40	$.98	$1.17	$1.58

	Fiscal Year 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
		(Unaudited)
Net sales	$164,527	$175,413	$202,694	$201,031
Operating income	9,497	13,382	15,910	11,188
Net income	5,295	7,708	9,285	6,552
Basic earnings per share	$.39	$.59	$.71	$.50
Diluted earnings per share	$.39	$.58	$.70	$.49

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

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

     As of October 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2003. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     As permitted by General Instruction G(3) to Form 10-K, reference is made to the information concerning the Directors of the Registrant and the nominees for election as Directors appearing in the Registrant’s definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). Such information is incorporated herein by reference to the definitive proxy statement.

     Information concerning the executive officers of the Registrant is set forth in Item 4A of Part I of this Annual Report.

     The Registrant also incorporates by reference, as permitted by General Instruction G(3) to Form 10-K, information appearing in its definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b) related to the filing of delinquent reports under Section 16 of the Securities Exchange Act of 1934.

     The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose members are Charles W. Ritter, Jr., Phil K. Livingston and Donald W. Zacharias. All members of the audit committee are independent directors under the listing standards of the National Association of Securities Dealers. The Registrant’s Board of Directors has determined that Phil K. Livingston is an audit committee financial expert.

     The Registrant has adopted a code of ethics that applies to its senior financial personnel, including its chief executive officer, chief financial officer and chief accounting officer. The Registrant will provide a copy of the code of ethics free of charge to any person upon request to:

Sanderson Farms, Inc.
P.O. Box 988
Laurel, Mississippi 39440
Attn.: Chief Financial Officer

Requests can also be made by phone at (601) 649-4030.

Item 11. Executive Compensation.

     As permitted by General Instruction G(3) to Form 10-K, reference is made to the information concerning remuneration of Directors and executive officers of the Registrant appearing in the Registrant’s definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). Such information is incorporated herein by reference to the definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     As permitted by General Instruction G(3) to Form 10-K, reference is made to the information concerning beneficial ownership of the Registrant’s Common Stock, which is the only class of the Registrant’s voting securities, appearing in the Registrant’s definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). Such information is incorporated herein by reference to the definitive proxy statement.

     The following table provides information as of October 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. The equity compensation plan reflected in the following table is the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002.

			(c) Number of
			securities remaining
	(a) Number of		available for future
	securities to be issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category(1)	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	533,136	$15.00	437,114
Equity compensation plans not approved by security holders	0	0	0

Total	533,136	$15.00	437,114

(1) The table above does not include information concerning the Registrant’s Phantom Stock Agreements dated April 21, 2000 with certain of its executive officers and key employees. These agreements permit the respective holders to claim a cash award from the Registrant at specified times prior to April 21, 2010, equal to a number of shares selected by the holder, but not exceeding in the aggregate the number of shares specified in the agreement, multiplied by the difference between the market value of a share of the Registrant’s common stock at that time and $7.46875. The Company has the option to issue shares of its common stock in lieu of the cash payable to a phantom stock holder upon the exercise of such holder’s phantom stock. Because the value of a share of phantom stock upon conversion depends on the value of the Registrant’s common stock on the conversion date, the number of shares of the Registrant’s common stock that would be issuable upon conversion of the outstanding phantom stock in lieu of a cash payment, should the Registrant exercise its option to issue shares in lieu of paying cash, cannot be determined. Information concerning the amount of the Registrant’s phantom stock awards is contained in the Registrant’s revised definitive proxy statement on Schedule 14A filed on January 28, 2002.

Item 13. Certain Relationships and Related Transactions.

     As permitted by General Instruction G(3) to Form 10-K, information, if any, required to be reported by Item 13 of Form 10-K, with respect to transactions with management and others, certain business relationships, indebtedness of management, and transactions with promoters, is set forth in the Registrant’s definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). Such information, if any, is incorporated herein by reference to the definitive proxy statement.

Item 14. Principal Accountant Fees and Services.

     As permitted by General Instruction G(3) to Form 10-K, information required to be reported by Item 14 of Form 10-K is set forth in the Registrant’s definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b). That information is incorporated by reference into this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1.	FINANCIAL STATEMENTS:

The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets - October 31, 2003, 2002 and 2001

Consolidated Statements of Income - Years ended October 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity -Years ended October 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years ended October 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements - October 31, 2003

(a)2.	FINANCIAL STATEMENT SCHEDULES:

The following consolidated financial statement schedules of the Registrant are included in Item 8:

Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted as they are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a)        3. EXHIBITS:

     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of January 23, 2003 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1

Exhibit
Number	Description

filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5	Agreement dated November 1, 2001 between Sanderson Farms, Inc. (Hammond Processing Division) and United Food and Commercial Workers Local Union 455 affiliated with the United Food and Commercial Workers International Union. (Incorporated by reference to Exhibit 10c to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10.6	Agreement dated July 26, 1999 between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-6 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000.)

10.7	Agreement dated January 13, 2000 between Sanderson Farms, Inc. (Collins Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-7 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000.)

10.8	Agreement dated as of December 27, 1999 between Sanderson Farms, Inc. (Brazos Production Division), Sanderson Farms, Inc. (Brazos Processing Division) and Teamsters Local Union No. 968, affiliated with the International Brotherhood of Teamsters. (Incorporated by reference to Exhibit 10-E-9 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000.)

10.9	Agreement dated as of July 1, 2002 between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO, affiliated with United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10-E-10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

Exhibit
Number	Description

10.10	Agreement dated November 13, 2002 between Sanderson Farms, Inc. (Brazos Processing Division) and the United Food and Commercial Workers Union, Local 408, AFL-CIO, charted by the United Food and Commercial Workers International Union, AFL-CIO, CLC. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.11 +	Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.12 +	Amendment One to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I-1 filed with Amendment No. 3 to the registration statement on Form S-1 filed by the Registrant on May 19, 1987, Registration No. 33-13141.)

10.13 +	Amendment Two to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I-2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1987.)

10.14 +	Sanderson Farms, Inc. and Affiliates Stock Option Plan (Amended and Restated as of February 28, 2002). (Incorporated by reference to Exhibit 4.8 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.15 +	Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.16 +	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 4.10 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.17 +	Form of Alternate Stock Appreciation Rights Agreement. (Incorporated by reference to Exhibit 4.11 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.18+	Form of Phantom Stock Agreement. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.19+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2001. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report for the year ended October 31, 2002.)

Exhibit
Number	Description

10.20	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.21	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.22	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.23	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.24	Credit Agreement dated as of July 31, 1996 among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank, Atlanta; Deposit Guaranty National Bank; Caisse National de Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10-N to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 1996.)

10.25	First Amendment to Credit Agreement, dated as of October 23, 1997, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.26	Second Amendment to Credit Agreement, dated as of July 23, 1998, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.27	Third Amendment to Credit Agreement, dated as of July 29, 1999, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; First American National Bank, D/B/A Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

Exhibit
Number	Description

10.28	Fourth Amendment to Credit Agreement, dated as of March 17, 2000, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.29	Fifth Amendment to Credit Agreement, dated as of February 16, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.30	Sixth Amendment to Credit Agreement dated as of July 2, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10d to the Quarterly Report of the Registrant for the quarter ended January 31, 2002.)

10.31	Seventh Amendment to Credit Agreement dated as of July 29, 2002, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 2002.)

10.32	Stock Purchase Agreement dated January 3, 2002, by and between Sanderson Farms, Inc. and the executors of the Estate of Joe Frank Sanderson. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated January 3, 2002.)

10.33	Stock Purchase Agreement dated January 3, 2002, by and between Sanderson Farms, Inc. and the executors of the Estate of Dewey R. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated January 3, 2002.)

Exhibit
Number	Description

10.34	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s current report on Form 8-K dated April 22, 1999.)

10.35	Agreement dated January 19, 2003 between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.36	Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.37	Amendment dated July 20, 2003 to Agreement between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

21	List of subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K:

On August 25, 2003, the Company filed a current report on Form 8-K dated that date furnishing, pursuant to Item 12, the Company’s press release announcing its earnings for the quarter ended July 31, 2003, and containing the following unaudited financial statements:

•	Condensed consolidated balance sheets — July 31, 2003 and October 31, 2002

•	Condensed consolidated statements of income — Three months ended July 31, 2003 and 2002; Nine months ended July 31, 2003 and 2002

On August 28, 2003, the Company filed a current report on Form 8-K dated August 25, 2003 furnishing, pursuant to Item 12, a transcript of the Company’s conference call discussing its earnings for the quarter ended July 31, 2003.

On December 11, 2003, the Company filed a current report on Form 8-K dated December 9, 2003 furnishing, pursuant to Item 9, a press release related to its reaction to a revised earnings estimate for its fiscal year ending October 31, 2004, and furnishing, pursuant to Item 12, the Company’s press release announcing its earnings for the quarter and fiscal year ended October 31, 2003 and a transcript of the Company’s conference call discussing its earnings for the quarter and fiscal year ended October 31, 2003. The report contained the following unaudited financial statements:

•	Condensed consolidated balance sheets — October 31, 2003 and October 31, 2002

•	Condensed consolidated statements of income — Three months ended October 31, 2003 and 2002; Twelve months ended October 31, 2003 and 2002

(c) Agreements Available Upon Request by the Commission.

The Registrant’s credit agreement with the banks for which Harris Trust and Savings Bank acts as agent is filed or incorporated by reference as an exhibit to this report. The Registrant is a party to various other agreements defining the rights of holders of long-term debt of the Registrant, but, of those other agreements, no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Registrant will furnish a copy of any such agreement to the Commission. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b)(4)(iii) of Regulation S-K.

QUALIFICATION BY REFERENCE

Any statement contained in this Annual Report concerning the contents of any contract or other document filed as an exhibit to this Annual Report or incorporated herein by reference is not necessarily complete, and in each instance reference is made to the copy of the document filed.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. Our audit also included the financial statement schedule listed in the index under item 14(a).These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion the related financial statement schedule when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 9, 2003

Sanderson Farms, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period

	(In Thousands)
Year ended October 31, 2003
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$663	$727		$0	$1,390
Year ended October 31, 2002
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$303	$360		$0	$663
Year ended October 31, 2001
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$460	$44		$201	$303

(1)	Uncollectible accounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERSON FARMS, INC.

/s/ Joe F. Sanderson, Jr.
Chairman of the Board,
President and Chief Executive
Officer
Date: December 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/30/03	/s/ John H. Baker, III 12/30/03

Joe F. Sanderson, Jr.,		John H. Baker, III,
Chairman of the Board, President		Director
and Chief Executive Officer
(Principal Executive Officer)

/s/ William R. Sanderson	12/30/03	/s/ Charles W. Ritter, Jr. 12/30/03

William R. Sanderson, Director,		Charles W. Ritter, Jr.,
Director of Marketing		Director

/s/Hugh V. Sanderson	12/30/03	/s/ Rowan H. Taylor 12/30/03

Hugh V. Sanderson, Director,		Rowan H. Taylor,
Manager of Customer Relations		Director

/s/ Donald W. Zacharias	12/30/03	/s/ Robert Buck Sanderson 12/30/03

Donald W. Zacharias,		Robert Buck Sanderson, Director,
Director		Corporate Live Production Assistant

/s/ Phil K. Livingston	12/30/03	/s/ Lampkin Butts 12/30/03

Phil K. Livingston,		Lampkin Butts, Director,
Director		Vice President - Sales

/s/ D. Michael Cockrell	12/30/03	/s/James A. Grimes 12/30/03

D. Michael Cockrell,		James A. Grimes, Secretary
Director, Treasurer and Chief		and Chief Accounting Officer
Financial Officer (Principal		(Principal Accounting Officer)
Financial Officer)

/s/ Gail Pittman Gail Pittman, Director	12/30/03

     EXHIBITS:

          The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of January 23, 2003 (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel,

Exhibit
Number	Description

Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5	Agreement dated November 1, 2001 between Sanderson Farms, Inc. (Hammond Processing Division) and United Food and Commercial Workers Local Union 455 affiliated with the United Food and Commercial Workers International Union. (Incorporated by reference to Exhibit 10c to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10.6	Agreement dated July 26, 1999 between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-6 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000.)

10.7	Agreement dated January 13, 2000 between Sanderson Farms, Inc. (Collins Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-7 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000.)

10.8	Agreement dated as of December 27, 1999 between Sanderson Farms, Inc. (Brazos Production Division), Sanderson Farms, Inc. (Brazos Processing Division) and Teamsters Local Union No. 968, affiliated with the International Brotherhood of Teamsters. (Incorporated by reference to Exhibit 10-E-9 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000.)

10.9	Agreement dated as of July 1, 2002 between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO, affiliated with United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10-E-10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

10.10	Agreement dated November 13, 2002 between Sanderson Farms, Inc. (Brazos Processing Division) and the United Food and Commercial Workers Union, Local 408, AFL-CIO, charted by the United Food and Commercial Workers International Union, AFL-CIO, CLC. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.11 +	Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.12 +	Amendment One to the Employee Stock Ownership Plan and Trust Agreement of Sanderson

Exhibit
Number	Description

Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I-1 filed with Amendment No. 3 to the registration statement on Form S-1 filed by the Registrant on May 19, 1987, Registration No. 33-13141.)

10.13 +	Amendment Two to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10-I-2 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1987.)

10.14 +	Sanderson Farms, Inc. and Affiliates Stock Option Plan (Amended and Restated as of February 28, 2002). (Incorporated by reference to Exhibit 4.8 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.15 +	Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.16 +	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 4.10 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.17 +	Form of Alternate Stock Appreciation Rights Agreement. (Incorporated by reference to Exhibit 4.11 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.18+	Form of Phantom Stock Agreement. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.19+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2001. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report for the year ended October 31, 2002.)

10.20	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.21	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.22	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.23	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report

Exhibit
Number	Description

on Form 10-K for the year ended October 31, 1993.)

10.24	Credit Agreement dated as of July 31, 1996 among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank, Atlanta; Deposit Guaranty National Bank; Caisse National de Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10-N to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 1996.)

10.25	First Amendment to Credit Agreement, dated as of October 23,1997, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.26	Second Amendment to Credit Agreement, dated as of July 23 ,1998, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.27	Third Amendment to Credit Agreement, dated as of July 29, 1999, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; First American National Bank, D/B/A Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.28	Fourth Amendment to Credit Agreement, dated as of March 17, 2000, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.29	Fifth Amendment to Credit Agreement, dated as of February 16, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.30	Sixth Amendment to Credit Agreement dated as of July 2, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10d to the Quarterly Report of the Registrant for the quarter ended January 31, 2002.)

10.31	Seventh Amendment to Credit Agreement dated as of July 29, 2002, by and among Sanderson

Exhibit
Number	Description

Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 2002.)

10.32	Stock Purchase Agreement dated January 3, 2002, by and between Sanderson Farms, Inc. and the executors of the Estate of Joe Frank Sanderson. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K dated January 3, 2002.)

10.33	Stock Purchase Agreement dated January 3, 2002, by and between Sanderson Farms, Inc. and the executors of the Estate of Dewey R. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K dated January 3, 2002.)

10.34	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s current report on Form 8-K dated April 22, 1999.)

10.35	Agreement dated January 19, 2003 between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.36	Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.37	Amendment dated July 20, 2003 to Agreement between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

21	List of subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan or arrangement.