Form 10-Q
period 2004-01-31
SANDERSON FARMS INC
filed 2004-02-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes (X)   No (  )

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes (X)   No (  )

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.           Yes (  )   No (  )

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value—13,109,251 shares outstanding as of January 31, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-3.7 BY-LAWS OF SANDERSON FARMS, INC.
EX-10.1 AMENDMENT TO PRIOR AGREEMENT
EX-10.2 BONUS AWARD PROGRAM
EX-15.A ERNST AND YOUNG LLP REVIEW REPORT
EX-15.B ERNST AND YOUNG LETTER
EX-31.1 CERTIFICATION OF THE CEO
EX-31.2 CERTIFICATION OF THE CFO
EX-32.1 SECTION 1350 CERTIFICATION OF THE CEO
EX-32.2 SECTION 1350 CERTIFICATION OF THE CFO

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed consolidated balance sheets—January 31, 2004 and October 31, 2003
Condensed consolidated statements of income—Three months ended January 31, 2004 and 2003;
Condensed consolidated statements of cash flows–Three months ended January 31, 2004 and 2003
Notes to condensed consolidated financial statements— January 31, 2004
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2004	2003

	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$29,501	$22,224
Accounts receivables, net	43,732	46,195
Inventories	67,057	61,753
Prepaid expenses	14,229	13,001

Total current assets	154,519	143,173
Property, plant and equipment	381,734	376,234
Less accumulated depreciation	(226,283)	(221,010)

	155,451	155,224
Other assets	2,152	508

Total assets	$312,122	$298,905

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$50,263	$56,573
Current maturities of long-term debt	4,370	4,364

Total current liabilities	54,633	60,937
Long-term debt, less current maturities	21,478	21,604
Claims payable	2,600	2,600
Deferred income taxes	16,665	16,665
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value; authorized 500,000 shares; none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 13,109,251 and 13,013,876 at January 31, 2004 and October 31, 2003, respectively	13,109	13,014
Paid-in capital	4,088	1,949
Retained earnings	199,549	182,136

Total stockholders’ equity	216,746	197,099

Total liabilities and stockholders’ equity	$312,122	$298,905

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	January 31,
	2004	2003

	(In thousands, except per share data)
Net sales	$226,441	$184,188
Cost and expenses:
Cost of sales	183,798	167,593
Selling, general and administrative	11,260	7,191

	195,058	174,784

OPERATING INCOME	31,383	9,404
Other income (expense):
Interest income	45	14
Interest expense	(432)	(738)
Other	2	(78)

	(385)	(802)

INCOME BEFORE INCOME TAXES	30,998	8,602
Income tax expense	12,012	3,265

NET INCOME	$18,986	$5,337

Earnings per share:
Basic	$1.46	$.41

Diluted	$1.44	$.40

Dividends per share	$.12	$.10

Weighted average shares outstanding:
Basic	13,041	13,009

Diluted	13,212	13,215

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2004	2003

	(In thousands)
Operating activities
Net income	$18,986	$5,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,454	5,968
Tax benefit from exercise of stock options	926	0
Change in assets and liabilities:
Accounts receivable, net	2,463	5,174
Inventories	(5,304)	(2,659)
Other assets	(1,322)	(541)
Accounts payable and accrued expenses	(6,310)	(11,304)

Total adjustments	(3,093)	(3,362)

Net cash provided by operating activities	15,893	1,975
Investing activities
Other investment	(1,597)	0
Capital expenditures	(6,663)	(11,332)
Net proceeds from sales of property and equipment	29	75

Net cash used in investing activities	(8,231)	(11,257)
Financing activities
Principal payments on long-term debt	(120)	(114)
Net change in revolving credit	0	12,000
Purchase and retirement of common stock (84,000 shares in 2003)	0	(1,678)
Net proceeds from common stock issued (95,375 shares in 2004 and 3,000 shares in 2003)	1,308	28
Dividends paid	(1,573)	(1,297)

Net cash provided by (used in) financing activities	(385)	8,939

Net change in cash and cash equivalents	7,277	(343)
Cash and cash equivalents at beginning of period	22,224	9,542

Cash and cash equivalents at end of period	$29,501	$9,199

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

The consolidated balance sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2003.

NOTE 2 — INVENTORIES

Inventories consisted of the following:

	January 31,	October 31,
	2004	2003

	(In thousands)
Live poultry-broilers and breeders	$41,119	$35,938
Feed, eggs and other	8,596	6,821
Processed poultry	8,442	8,939
Processed food	3,821	5,653
Packaging materials	5,079	4,402

	$67,057	$61,753

NOTE 3 — COST OF SALES

In January 2004 and 2003, the Company recognized $287,000 and $6.2 million, respectively, from a vendor settlements pertaining to overcharges for vitamins purchased by the Company over a number of years. The settlements are reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the three-month period ending January 31, 2004 and January 31, 2003.

NOTE 4 — STOCK SPLIT

On January 29, 2004, the Board of Directors declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. This dividend will be paid February 26, 2004 to stockholders of record on February 10, 2004. Share and per share data in our reports filed after February 26, 2004 will be adjusted to reflect this stock split.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2003.

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

On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares will be distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Cash will be paid in lieu of fractional shares. Per share information in this Quarterly Report does not reflect the stock split because this Report is being filed prior to the effective date of the split.

EXECUTIVE OVERVIEW OF RESULTS

Results for the first quarter were driven primarily by unusually high chicken market prices during a period of the year when chicken prices are historically at their seasonal lows. The Company’s first fiscal quarter includes the holiday season and winter months when domestic demand for chicken is normally softer than during other times of the year. During this year’s first quarter, however, driven by strong domestic and export demand for chicken, poultry prices hit twelve month highs. While feed ingredient prices were also higher than last year’s first quarter, these higher costs were more than offset by stronger chicken market prices. Higher chicken prices also more than offset higher advertising costs incurred as part of the Company’s new advertising and marketing program. The Company knows from past experience that chicken and grain prices will change, and such changes may be substantial.

RESULT OF OPERATIONS

For the first quarter of fiscal 2004 net sales were $226.4 million, an increase of $42.3 million or 22.9% when compared to net sales during the first quarter of fiscal 2003 of $184.2 million. Net sales of poultry products were $197.7 million, an increase of $41.5 million or 26.5%. During the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 the average sales price of the Company’s poultry products increased 18.1%. In addition, the pounds of poultry products sold by the Company increased approximately 7.1% primarily from an increase in the average live weight of chickens processed at the Company’s Hammond, Louisiana processing plant and an increase in the number of birds processed at the Company’s Collins Mississippi processing plant. During the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, the Company and industry experienced significant improvement in the market prices of poultry products. For example, a simple average of the Georgia dock price for whole chickens increased 11.3%, while market prices for leg quarters and wings averaged 67.7% and 90.0%, respectively. Boneless breast meat and breast tenders increased 17.9% and 35.6% during these same periods. The market prices for these same products continue to show strength during February 2004. Net sales of prepared food products increased $.8 million or 2.9% for the first quarter of fiscal 2004 as compared to the first quarter of 2003.

Cost of sales for the quarter ended January 31, 2004, increased $16.2 or 9.7% to $183.8 million. This increase is reflective of the additional volume of poultry products sold and an increase in the cost of feed grains. The Company’s cost of sales during the first quarter of fiscal 2004 and the first quarter of fiscal 2003 were reduced by vitamin settlement proceeds of $287,000 and $6.2 million, respectively. Market prices for corn during the first quarter were up 4.7% when compared to the same quarter last year. Soybean meal market prices during the first quarter of fiscal 2004 were significantly higher, rising approximately 43.0%. The Company expects feed grain costs will be higher during fiscal 2004 when compared to fiscal 2003, but given the volatility in the grain markets over the last two months is unable to say with certainty what those costs will be. Cost of sales of prepared food products increased 11.4% primarily from higher poultry that are purchased from the Company’s poultry operations and are a major component of its raw materials.

The Company’s operating income for the quarter ended January 31, 2004 of $31.4 million resulted from the favorable market for poultry products and continued strong operating performance. These factors enabled the Company to more than offset the increased feed costs, discussed above, and the additional vitamin proceeds received during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2004.

Selling general and administrative costs increased $4.1 million and are the result of the Company’s new advertising and marketing initiatives started during the first quarter of fiscal 2004 and increased reserves for the “phantom” stock plan. The Company expects the advertising and marketing campaign to cost the Company approximately $12.0 million more during fiscal 2004 than the amount spent during fiscal 2003.

Interest expense was $432,000 during the first quarter of fiscal 2004 as compared to $738,000 during the first quarter of fiscal 2003, a decrease of $306,000. The decrease in interest expense of approximately 41.5% reflects lower outstanding debt.

The effective tax rate for the Company during the three months ended January 31, 2004 and January 31, 2003 was approximately 38.75% and 38.0% respectively.

Net income for the three months ended January 31, 2004 was $19.0 million or $1.44 per fully diluted share as compared to $5.3 million or $.41 per fully diluted share for the quarter ended January 31, 2003. Net income for the first three months of fiscal 2004 includes vitamin settlement proceeds of $177,000.00 or $.01 per diluted share, net of income taxes. Net income for the first three months of fiscal 2003 included vitamin settlement proceeds of $3.8 million or $.29 per diluted share, net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004, the Company’s working capital was $99.9 million and its current ratio was 2.8 to 1. The Company’s working capital at October 31, 2003 was $82.2 million and its current ratio was 2.3 to 1. During the first three months of fiscal 2004, the Company spent approximately $6.7 million on planned capital projects. In addition, during the first quarter of fiscal 2004 the Company invested approximately $1.6 million in an existing company with other poultry producers for the processing and marketing of spent hens. Our ownership interest is less than 10%, and the Company will account for this investment on a cost basis.

On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares will be distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Cash will be paid in lieu of fractional shares.

The Company’s capital budget for fiscal 2004 is approximately $30.5 million. The fiscal 2004 capital budget includes cost of renovations and changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility, $4.5 million to begin construction of a new General Office and $4.5 million for a lease to replace an existing aircraft. The Company expects that working capital and cash flows from operations will be sufficient in fiscal 2004 to fund the anticipated capital expenditures. However, if needed, the Company has available $100 million under its revolving credit agreement as of January 31, 2004.

The Company regularly evaluates both internal and external growth opportunities, including acquisition opportunities and the possible construction of new production assets, and conducts due diligence activities in connection with such opportunities. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risks reported in the Company’s fiscal 2003 Annual Report on Form 10-K.

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

As of January 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          On September 26, 2000, three current and former contract broiler growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of “all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so-called ’ranking system’.” Plaintiffs allege that the Company “has defrauded plaintiffs by unilaterally imposing and utilizing the so-called ‘ranking system’ which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs.” Plaintiffs further allege that they are required to accept chicks that are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

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

          On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to Compel Arbitration and/or for Change of Venue. Plaintiffs responded to this motion and the Company replied to the Plaintiffs’ response. A hearing of this motion was completed on November 18, 2003. Prior to completion of the hearing, the Company filed a request with the American Arbitration Association (“AAA”)to arbitrate the claims made in this lawsuit. In light of the approaching trial date of December 2, 2003, the Company filed a motion with the Mississippi State Supreme Court, on November 14, 2003 requesting, among other things, that the Supreme Court grant an Emergency Stay of the proceedings in the Chancery Court of Jefferson County and vacate the December 2, 2003 trial date. On November 20, 2003, the Supreme Court vacated the trial date and stayed the proceedings pending its response to the Company’s motion. On December 4, 2003, the parties filed a joint request that the Supreme Court relax the stay only insofar as necessary to allow the Chancery Court to rule on the Company’s Motion To Dismiss And/Or To Transfer Jurisdiction And/Or To Compel Arbitration And/Or For Change Of Venue, and thereafter that the Supreme Court grant a request for interlocutory appeal regarding the issues to be decided by the Chancery Court. The stay entered November 20, 2003, would remain in effect regarding all other proceedings in the Chancery Court, including discovery and trial, and all arbitration proceedings before the AAA would be stayed, pending the final decision of the Supreme Court on the interlocutory appeal. On January 20, 2004, the Supreme Court granted the parties joint request to relax the stay for the limited purpose of allowing the Chancery Court to rule on the Company’s pending motion. The Company anticipates, for purposes of this appeal, the consolidation of this matter with the broiler grower matter the Company currently has pending before the Supreme Court on Interlocutory Appeal, as discussed above. Both cases pertain to the same or similar issues concerning the enforceability of the arbitration provisions of the Company’s grower contracts. The Company will vigorously defend the claims by the contract egg producers whether before a panel of arbitrators appointed by the AAA or before the court.

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

          The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company will aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. The plaintiffs filed a response to that motion, and the Company filed its rebuttal to the plaintiffs’ response on August 21, 2003. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. This matter is pending.

          The Company is a party to lawsuits against various vitamin and methionine suppliers arising out of alleged price fixing activities by the defendants. During the first fiscal quarter, the Company received $177,000 as a partial settlement of this lawsuit, and the Company believes this represents the final payment to be received in this matter. For more information about these lawsuits, please see the section of this Report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations.”

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

Exhibit 3.7* Bylaws of the Registrant, amended and restated as of January 29, 2004.

Exhibit 10.1* Amendment dated January 4, 2004 to Agreement dated July 1, 2002 between Sanderson Farms, Inc. (McComb Production Division) and the United Food and Commercial Workers International Union, AFL-CIO.

Exhibit 10.2* +Sanderson Farms, Inc. Bonus Award Program effective November 1, 2003.

Exhibit 15a* Independent Accountants’ Review Report Exhibit 15b* Accountants’ Letter re: Unaudited Financial Information.

Exhibit 31.1* Certification of Chief Executive Officer.

Exhibit 31.2* Certification of Chief Financial Officer.

Exhibit 32.1** Section 1350 Certification.

Exhibit 32.2** Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

(b)	The following current report on Form 8-K was filed during the three months ended January 31, 2004:

On December 11, 2003, the Company filed a current report on Form 8-K dated December 9, 2003 furnishing, pursuant to Item 9, a press release related to its reaction to a revised earnings estimate for its fiscal year ending October 31, 2004, and furnishing, pursuant to Item 12, the Company’s press release announcing its earnings for the quarter and fiscal year ended October 31, 2003 and a transcript of the Company’s conference call discussing its earnings for the quarter and fiscal year ended October 31, 2003. The report contained the following unaudited financial statements:

•	Condensed consolidated balance sheets – October 31, 2003 and October 31, 2002

•	Condensed consolidated statements of income – Three months ended October 31, 2003 and 2002; Twelve months ended October 31, 2003 and 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: February 24, 2004	By:	/s/ D. Michael Cockrell

Treasurer and Chief
Financial Officer

Date: February 24, 2004	By:	/s/ James A. Grimes

Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7*	Bylaws of the Registrant, amended and restated as of January 29, 2004

10.1*	Amendment dated January 4, 2004 to Agreement dated July 1, 2002 between Sanderson Farms, Inc. (McComb Production Division) and the United Food and Commercial Workers International Union, AFL-CIO.

10.2*+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2003.

15a*	Independent Accountants’ Review Report

15b*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.