Form 10-Q
period 2004-04-30
SANDERSON FARMS INC
filed 2004-05-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14977

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value—19,845,370 shares outstanding as of April 30, 2004.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets—April 30, 2004 and October 31, 2003
Condensed consolidated statements of income—Three months ended April 30, 2004 and 2003; Six months ended April 30, 2004 and 2003
Condensed consolidated statements of cash flows–Six months ended April 30, 2004 and 2003
Notes to condensed consolidated financial statements—April 30, 2004
Independent Accountants’ Review Report
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-3.7 BYLAWS OF THE REGISTRANT
EX-10.1 AGREEMENT DATED 1/4/04
EX-10.2 NINTH AMENDMENT DATED 5/18/04
EX-15 ACCOUNTANTS LETTER
EX-31.1 CERTIFICATION OF CEO
EX-31.2 CERTIFICATION OF CFO
EX-32.1 SECTIOIN 1350 CERTIFICATION
EX-32.2 SECTION 1350 CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$51,174	$22,224
Accounts receivables, net	48,489	46,195
Inventories	76,544	61,753
Prepaid expenses	13,491	13,001

Total current assets	189,698	143,173

Property, plant and equipment	388,569	376,234
Less accumulated depreciation	(232,057)	(221,010)

	156,512	155,224

Other assets	2,034	508

Total assets	$348,244	$298,905

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$50,677	$56,573
Current maturities of long- term debt	10,670	4,364

Total current liabilities	61,347	60,937

Long-term debt, less current maturities	15,178	21,604
Claims payable	2,600	2,600
Deferred income taxes	17,005	16,665
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 19,845,370 and 13,013,876 at April 30, 2004 and October 31, 2003, respectively	19,845	13,014
Paid-in capital	3,278	1,949
Retained earnings	228,991	182,136

Total stockholders’ equity	252,114	197,099

Total liabilities and stockholders’ equity	$348,244	$298,905

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net sales	$272,710	$201,184	$499,151	$385,372
Cost and expenses:
Cost of sales	203,495	172,803	387,293	340,396
Selling, general and administrative	14,243	7,059	25,503	14,250

	217,738	179,862	412,796	354,646

OPERATING INCOME	54,972	21,322	86,355	30,726
Other income (expense):
Interest income	50	12	95	26
Interest expense	(432)	(694)	(864)	(1,432)
Other	5	41	7	(37)

	(377)	(641)	(762)	(1,443)

INCOME BEFORE INCOME TAXES	54,595	20,681	85,593	29,283
Income tax expense	21,158	7,865	33,170	11,130

NET INCOME	$33,437	$12,816	$52,423	$18,153

Earnings per share:
Basic	$1.69	$.66	$2.67	$.93

Diluted	$1.67	$.65	$2.64	$.92

Dividends per share	$.08	$.07	$.16	$.13

Weighted average shares outstanding:
Basic	19,753	19,413	19,655	19,464

Diluted	19,972	19,678	19,893	19,750

     See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30,
	2004	2003
	(In thousands)
Operating activities
Net income	$52,423	$18,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,937	12,122
Tax benefit from exercise of stock options	2,834	0
Change in assets and liabilities:
Accounts receivable, net	(2,294)	3,802
Inventories	(14,791)	(4,232)
Refundable income taxes	0	2,764
Other assets	(169)	(8)
Accounts payable and accrued expenses	(5,896)	(6,649)

Total adjustments	(7,379)	7,799

Net cash provided by operating activities	45,044	25,952
Investing activities
Other investment	(1,597)	0
Capital expenditures	(14,182)	(18,131)
Net proceeds from sales of property and equipment	47	408

Net cash used in investing activities	(15,732)	(17,723)
Financing activities
Principal payments on long-term debt	(120)	(3,014)
Net change in revolving credit	0	8,000
Purchase and retirement of common stock (900 shares in 2004 and 144,000 shares in 2003)	(33)	(2,860)
Net proceeds from common stock issued (272,768 shares in 2004 and 3,000 shares in 2003)	2,953	28
Dividends paid	(3,162)	(2,589)

Net cash used in financing activities	(362)	(435)

Net change in cash and cash equivalents	28,950	7,794
Cash and cash equivalents at beginning of period	22,224	9,542

Cash and cash equivalents at end of period	$51,174	$17,336

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	April 30,	October 31,
	2004	2003
	(In thousands)
Live poultry-broilers and breeders	$44,331	$35,938
Feed, eggs and other	8,419	6,821
Processed poultry	13,673	8,939
Processed food	5,937	5,653
Packaging materials	4,184	4,402

	$76,544	$61,753

NOTE 3–-COST OF SALES

During the first quarter of fiscal 2004 and fiscal 2003, the Company recognized $287,000 and $6.2 million, respectively, from vendor settlements pertaining to overcharges for vitamins and methionine purchased by the Company over a number of years. During the second quarter of fiscal 2003, the Company recognized $6.0 million related to these same settlements. There were no recoveries during the second fiscal of 2004, and the Company believes such recoveries are complete. The settlements are reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the three-month period ending April 30, 2003 and six-month periods ending April 30, 2004 and 2003.

NOTE 4–STOCK SPLIT

On January 29, 2004, the Board of Directors declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. This dividend was paid February 26, 2004 to stockholders of record on February 10, 2004. Share and per share data in this report has been adjusted to reflect this stock split. Cash was paid in lieu of fractional shares.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2004, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated December 9, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Ernst and Young LLP

New Orleans, Louisiana May 21, 2004

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

The Company’s processed and prepared foods product line includes over 100 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.

On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Per share information in this Quarterly Report reflects the stock split. Cash was paid in lieu of fractional shares.

EXECUTIVE OVERVIEW OF RESULTS

Results for the second quarter and six months ended April 30, 2004 were driven primarily by unusually high chicken market prices during periods of the year when chicken prices are historically at their seasonal lows. The first six months of the Company’s fiscal year includes the holiday season and winter months when domestic demand for chicken is normally softer than during other times of the year. During the first half of fiscal 2004, however, driven by strong domestic demand for chicken, poultry prices hit twelve month highs. While feed ingredient prices were also higher than the first six months of fiscal 2003, these higher costs were more than offset by stronger chicken market prices. Higher chicken prices also more than offset higher advertising costs incurred as part of the Company’s new advertising and marketing program. The Company knows from past experience that chicken and grain prices will change, and such changes may be substantial. The Company cannot predict when or in what amounts such changes will occur.

RESULT OF OPERATIONS

During the second quarter of fiscal 2004 net sales were $272.7 million, an increase of $71.5 million or 35.5% when compared to net sales during the second quarter of fiscal 2003 of $201.2 million. Net sales of poultry products were $247.9 million, an increase of $75.0 million or 43.4%. During the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 the average sales price of the Company’s poultry products increased 34.1%. In addition, the pounds of poultry products sold by the Company increased approximately 6.9% primarily from an increase in the average live weight of chickens processed at the Company’s Hammond, Louisiana processing plant and an increase in the number of birds processed at the Company’s Collins Mississippi processing plant. During the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003, the Company and industry experienced significant improvement in the market prices of poultry products. For example, a simple average of the Georgia dock price for whole chickens increased 15.0%, while market prices for leg quarters and jumbo wings increased 77.0% and 91.5%, respectively. Market prices for boneless breast meat and breast tenders increased 39.4% and 74.3% during these same periods. The market prices for these same products continue to show strength during May 2004. Net sales of prepared food products decreased $3.5 million or 12.3% for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.

For the first six months of fiscal 2004 net sales were $499.1 million or 29.5% higher than net sales for the first six months of fiscal 2003 of $385.4 million. Net sales of poultry products increased $116.4 million or 35.4%. This increase resulted from an increase in the Company’s net sales price of poultry products sold of 26.5% and an increase in the pounds of poultry products sold of 7.0%. A simple average of the Georgia dock price for whole chickens increased 13.2%. Market prices for tenders and boneless breast meat increased 57.1% and 30.0%, respectively. Market prices for other parts were also significantly higher during the six months ended April 30, 2004 as compared to the six months ended April 30, 2003. The increase in pounds of poultry products sold for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 resulted primarily from an increase in the average live weight of chickens processed at the Company’s Hammond, Louisiana processing plant and an increase in the number of birds processed at the Company’s Collins Mississippi processing plant. Net sales of prepared food products decreased $2.7 million or 4.7% during the first half of fiscal 2004 as compared to the first half of fiscal 2003.

Cost of sales for the quarter ended April 30, 2004 increased $30.7 or 17.8% to $203.5 million. This increase is reflective of the additional volume of poultry products sold and an increase in the cost of feed grains. Market prices for corn and soybean meal during the second quarter of fiscal 2004 were significantly higher, rising approximately 20.8% and 55.7%, respectively. The Company believes feed grain costs will be approximately $25.0 million higher during the second half of fiscal 2004 when compared to the first half of fiscal 2004. The Company’s cost of sales during the second quarter of fiscal 2003 was reduced by vitamin and methionine settlement proceeds of $6.0 million. There were no recoveries during the second fiscal quarter of 2004, and the Company believes such recoveries are complete. Cost of sales of prepared food products increased 6.5%, primarily as a result of higher poultry prices. The prepared foods operation purchases most of its chicken from the Company’s poultry operations, and such chicken is a major component of its raw materials.

The Company’s cost of sales for the first half of fiscal 2004 as compared to the first half of fiscal 2003 increased $46.9 million to $387.3 million. Cost of sales of poultry products increased $42.6 million or 14.6%. The increase in cost of sales of poultry products resulted primarily from increased costs of feed grains and additional pounds of poultry products sold. In addition, the Company’s cost of sales for the six months ended April 30, 2004 and the six months ended April 30, 2003 were reduced by vitamin and methionine settlement proceeds of $287,000 and $12.2 million, respectively. There were no recoveries during the second fiscal quarter of 2004, and the Company believes such recoveries are complete. Market prices for corn and soybean meal during the first half of fiscal 2004 as compared to the first half of fiscal 2003 increased 13.1% and 49.5%, respectively. The Company believes feed grain costs will be approximately $25.0 million higher during the second half of fiscal 2004 as compared to the first half of fiscal 2004. Cost of sales of prepared food products increased 8.8% primarily as a result of higher poultry prices that are purchased from the Company’s poultry operations and are a major component of its raw materials.

Selling general and administrative costs increased $7.2 million during the second quarter of fiscal 2004 as compared to the same quarter of fiscal 2003. Selling general and administrative costs increased $11.3 million during the first half of fiscal 2004 as compared to the first half of fiscal 2003. The increase during the second quarter and first six months of fiscal 2004 is the result of the Company’s new advertising and marketing initiatives started during the first quarter of fiscal 2004 and increased reserves for the “phantom” stock plan. In addition, the Company incurred additional costs during the second quarter and first six months of fiscal 2004 as compared to the same periods during fiscal 2003 for its employee stock ownership plan and bonus award program.

The Company’s operating income for the quarter and six-month period ended April 30, 2004 of $55.0 million and $86.4 million, respectively, resulted from the favorable market for poultry products and continued strong operating performance. These factors enabled the Company to more than offset increased feed costs and the benefit received from additional settlement proceeds received during the first six months of fiscal 2003 as compared to the first six months of fiscal 2004.

During the second quarter of fiscal 2004, interest expense was $432,000 as compared to $694,000 during the second quarter of fiscal 2003. Interest expense was $864,000 during the first six months of fiscal 2004 as compared to $1.4 million during the first six months of fiscal 2003. The decrease for the quarter and six months ended April 30, 2004 as compared to the same periods ended April 30, 2003 reflects lower outstanding debt. The Company expects this trend to continue during the remainder of fiscal 2004.

The effective tax rate for the Company during the three months and six months ended April 30, 2004 and April 30, 2003 was approximately 38.75% and 38.0% respectively.

Net income for the three months ended April 30, 2004 was $33.4 million or $1.67 per fully diluted share as compared to $12.8 million or $.65 per fully diluted share for the quarter ended April 30, 2003. Net income for the first half of fiscal 2004 totaled $52.4 million, or $2.64 per diluted share, compared with net income of $18.1 million, or $.92 per diluted share, for the first half of fiscal 2003. During the first quarter of fiscal 2004, the Company recognized $177,000, net of income taxes, for Sanderson Farms’ share in the partial settlement of lawsuits against vitamin and methionine suppliers for overcharges, compared with total similar recoveries of $7.6 million, net of income taxes, or $0.38 per diluted share, during the first half of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, the Company’s working capital was $128.4 million and its current ratio was 3.1 to 1. The Company’s working capital at October 31, 2003 was $82.2 million and its current ratio was 2.3 to 1. During the first six months of fiscal 2004, the Company spent approximately $14.2 million on planned capital projects. In addition, during the first quarter of fiscal 2004 the Company invested approximately $1.6 million in an existing company with other poultry producers for the processing and marketing of spent hens. Our ownership interest is less than 10%, and the Company will account for this investment on a cost basis.

On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004.

The Company’s capital budget for existing operations for fiscal 2004 is approximately $31.6 million. The fiscal 2004 capital budget includes cost of renovations and changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility, $4.5 million to begin construction of a new General Office and $4.5 million for a lease to replace an existing aircraft. The Company expects that working capital and cash flows from operations will be sufficient in fiscal 2004 to fund the anticipated capital expenditures. However, if needed, the Company has available $100 million under its revolving credit agreement as of April 30, 2004.

In addition to the capital budget for existing operations, the Company announced on May 25, 2004 its plans to construct a new poultry processing complex in south Georgia. The poultry complex will include a feedmill, hatchery, processing plant and wastewater treatment facility. The new complex will have capacity to process 1.2 million birds per week, and at full capacity will employ approximately 1,700 people and will require 130 contract growers. The Company expects to invest approximately $96 million in the Georgia complex and anticipates that associated contract producers will invest an additional $85.0 million in production facilities. The Company announced its plans to begin construction of the new facility during the summer of 2004 with initial operations scheduled to begin during the Company’s fourth fiscal quarter of 2005. Of the total capital budget for the Georgia complex, the Company expects to spend approximately $5.4 million during fiscal 2004 with a majority of the balance of those capital expenditures to be made during fiscal 2005.

On May 18, 2004, the Company entered into the ninth amendment to its revolving credit facility. The amendment, among other things, increased allowed capital expenditures to allow for the construction of the Georgia complex, changed the net worth covenant to reflect the Company’s new dividend rate, extended the committed revolver to five years rather than to three, reduced the interest rate charged on amounts outstanding, and removed a letter of credit commitment related to certain industrial development bonds outstanding.

On April 26, 2004, the Company gave notice to U.S. Bank National Association, as trustee under the Indenture of Trust dated as of November 1, 1995 related to the Robinson County Industrial Development Corporation Variable Rate Demand Industrial Development Revenue Bonds (Sanderson Farms, Inc. Project) Series 1995 (“Bonds”), of the Company’s intent to exercise its right to call all of the Bonds for optional redemption on June 1, 2004 (the “Redemption Date”) at a redemption price of 100% of the principal amount of the Bonds plus accrued interest to the Redemption Date. The Trustee has given notice to the holder of the Bonds of the Company’s intent to redeem the Bonds on June 1, 2004. As of April 30, 2004, $6.3 million of the Bonds were outstanding and will be redeemed on June 1, 2004.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, and the differences could be material.

     The Company’s Summary of Significant Accounting Policies, as described in Note 1 of the Notes to the Consolidated Financial Statements that are filed with the Company’s latest report on Form 10-K, should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes that the critical accounting policies and estimates that are material to the Company’s Consolidated Financial Statements are those described below.

Allowance for Doubtful Accounts

     In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount, and the allowance for doubtful accounts and related bad debt expense would increase by the same amount.

Inventories

     Processed food and poultry inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market. If market prices for poultry or feed grains move substantially lower, the Company would record adjustments to write down the carrying values of processed poultry and feed inventories to fair market value, which would increase the Company’s costs of sales.

     Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The cost associated with broiler inventories, consisting principally of chicks, feed, medicine and payments to the growers who raise the chicks for us, are accumulated during the growing period. The cost associated with breeder inventories, consisting principally of breeder chicks, feed, medicine and grower payments are accumulated during the growing period. Capitalized breeder costs are then amortized over nine months using the straight-line method. Mortality of broilers and breeders is charged to cost of sales as incurred. If market prices for chicks, feed or medicine or if grower payments increase (or decrease) during the period, the Company could have an increase (or decrease) in the market value of its inventory as well as an increase (or decrease) in costs of sales. Should the Company decide that the nine month amortization period used to amortize the breeder costs is no longer appropriate as a result of operational changes, a shorter (or longer) amortization period could increase (or decrease) the costs of sales recorded in future periods. High mortality from disease or extreme temperatures would result in abnormal charges to cost of sales to write-down live poultry inventories.

Long-Lived Assets

     Depreciable long-lived assets are primarily comprised of buildings and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 19 to 39 years for buildings and 3 to 7 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense.

     The Company continually reevaluates the carrying value of its long-lived assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this re-evaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset. If the Company’s assumptions with respect to the future expected cash flows associated with the use of long-lived assets currently recorded change, then the Company’s determination that no impairment charges are necessary may change and result in the Company recording an impairment charge in a future period.

Accrued Self Insurance

     Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. If historical experience proves not to be a good indicator of future expenses, if management were to use different actuarial assumptions, or if there is a negative trend in the Company’s claims history, there could be a significant increase (or decrease) in cost of sales depending on whether these expenses increased or decreased, respectively.

Income Taxes

     The Company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for financial and income tax purposes. The Company is periodically audited by taxing authorities and considers any adjustments made as a result of the audits in considering the tax expense. Any audit adjustments affecting permanent differences could have an impact on the Company’s effective tax rate.

Contingencies

     The Company is a party to a number of legal proceedings as discussed in Note 10 of our consolidated financial statements filed with our most recent Form 10-K. We recognize the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. At this time, the Company has not accrued any reserve for any of these matters. Further reserves may be required due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of this pronouncement are effective for the first reporting period ending after March 31, 2004. The Company does not absorb losses or enjoy returns from any entity other than its subsidiaries, all of which are wholly owned and consolidated with the Company, therefore the adoption of FIN 46 did not have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is a purchaser of certain commodities, primarily corn and soybean meal, for use in manufacturing feed for its chickens. As a result, the Company’s earnings are affected by changes in the price and availability of such feed ingredients. Feed grains are subject to volatile price changes caused by factors described below that include weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. The price fluctuations of feed grains have a direct and material effect on the Company’s profitability.

     Generally, the Company purchases its corn, soybean meal and other feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The Company sometimes will purchase feed ingredients for deferred delivery that typically ranges from one month to six months after the time of purchase. The grain purchases are made directly with our usual grain suppliers, which are companies in the regular business of supplying grain to end users, and do not involve options to purchase. Such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to buy grain for deferred delivery include:

•	Current market prices;

•	Current and predicted weather patterns in the United States, South America, China and other grain producing areas, as such weather patterns might affect the planting, growing, harvesting and yield of feed grains;

•	The expected size of the harvest of feed grains in the United States and other grain producing areas of the world as reported by governmental and private sources;

•	Current and expected changes to the agricultural policies of the United States and foreign governments;

•	The relative strength of United States currency and expected changes therein as it might impact the ability of foreign countries to buy United States feed grain commodities;

•	The current and expected volumes of export of feed grain commodities as reported by governmental and private sources;

•	The current and expected use of available feed grains for uses other than as livestock feed grains (such as the use of corn for the production of ethanol, which use is impacted by the price of crude oil); and

•	Current and expected market prices for the Company’s poultry products.

     The Company purchases physical grain, not financial instruments such as puts, calls or straddles that derive their value from the value of physical grain. Thus, the Company does not use derivative financial instruments as defined by SFAS 133, “Accounting for Derivatives for Instruments and Hedging Activities.” The Company does not enter into any derivative transactions or purchase any grain-related contracts other than the physical grain contracts described above.

     The cost of feed grains is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized.

     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2004. At April 30, 2004, $6.3 million of the Company’s debt had a variable interest rate. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.

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

     As of April 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company will aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. The plaintiffs filed a response to that motion, and the Company filed its rebuttal to the plaintiffs’ response on August 21, 2003. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. The matter was previously reported in the Company’s quarterly report on form 10-Q for the quarter ended January 31, 2004. The Company intends to vigorously defend this action. This matter is pending.

Item 4. Submission of Matters to a Vote of Security Holders

     At the 2004 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 26, 2004, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2007 Annual Meeting of

Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	For	Withheld
Robert Buck Sanderson	9,447,181	1,874,712
Donald W. Zacharias	11,112,293	209,600
William R. Sanderson	9,450,696	1,871,197
Gail Jones Pittman	11,128,643	193,250

     By a vote of 11,279,344 for, 37,671 against, and 3,966 abstaining, the shareholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending October 31, 2004.

Item 5. Other Information

     (b) On February 26, 2004, the Company’s Board of Directors adopted a charter for the Board’s Nominating and Governance Committee (the “Committee”). The charter provides that the Committee will consider nominees for director proposed by the Company’s stockholders, and it sets forth procedures that stockholders who are not also officers or directors of the Company must follow in order to submit proposed nominees. The procedures include submitting a written notice of the proposed nominee to the Committee at the Company’s general offices that contains certain information about the stockholder and the proposed nominee. Stockholders wishing to propose nominees to the Committee for consideration at the Company’s annual meeting of stockholders must submit notice of their proposed nominee to the Committee no later than September 15 of the year prior to the annual meeting. However, the charter does not affect the right of a stockholder to nominate persons for election as director from the floor at any annual or special meeting of stockholders called for that purpose by following the advance notification procedures set forth in Article III, Section 9 of the Company’s bylaws. The charter also sets forth the minimum qualifications, skills and qualities that the Committee believes must be met by a committee-recommended nominee and are necessary for a director of the Company to possess, and describes the procedures the Committee follows in evaluating proposed nominees.

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

Exhibit 3.7* Bylaws of the Registrant, amended and restated as of February 26, 2004.

Exhibit 10.1* Agreement dated January 4, 2004 between Sanderson Farms, Inc. (McComb Production Division) and the United Food and Commercial Workers International Union, AFL-CIO.

Exhibit 10.2* Ninth Amendment dated May 18, 2004 to Credit Agreement dated as of July 31,1996, as amended, among Sanderson Farms, Inc., Harris Trust and Savings Bank, as agent for the Banks, and Harris Trust and Savings Bank, SunTrust Bank, AmSouth Bank and Trustmark National Bank.

Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.

Exhibit 31.1* Certification of Chief Executive Officer.

Exhibit 31.2* Certification of Chief Financial Officer.

Exhibit 32.1** Section 1350 Certification.

Exhibit 32.2** Section 1350 Certification.

* Filed herewith.
** Furnished herewith.

(b) The following current reports on Form 8-K were filed during the three months ended April 30, 2004:

On March 1, 2004, the Company filed a current report on Form 8-K dated February 24, 2004 furnishing, pursuant to Item 12, a press release announcing its earnings for the first fiscal quarter ended January 31, 2004 and a transcript of the Company’s conference call discussing its earnings for the quarter. The report contained the following unaudited financial statements:

•	Condensed consolidated balance sheets – October 31, 2003 and January 31, 2004

•	Condensed consolidated statements of income – Three months ended January 31, 2004 and 2003

On April 14, 2004, the Company filed a current report on Form 8-K dated April 14, 2004 furnishing , pursuant to Item 5, a press release concerning a “warning letter” it received from the Food and Drug Administration.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: May 25, 2004	By:	/s/ D. Michael Cockrell

Treasurer and Chief
Financial Officer

Date: May 25, 2004	By:	/s/ James A. Grimes

Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7*	Bylaws of the Registrant, amended and restated as of February 26, 2004

10.1*	Agreement dated January 4, 2004 to between Sanderson Farms, Inc. (McComb Production Division) and the United Food and Commercial Workers International Union, AFL-CIO.

10.2*	Ninth Amendment dated May 18, 2004 to Credit Agreement dated as of July 31,1996, as amended, among Sanderson Farms, Inc., Harris Trust and Savings Bank, as agent for the Banks, and Harris Trust and Savings Bank, SunTrust Bank, AmSouth Bank and Trustmark National Bank.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

* Filed herewith.

** Furnished herewith.