Form 10-Q
period 2004-07-31
SANDERSON FARMS INC
filed 2004-08-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14977

Sanderson Farms, Inc.

(Exact name of registrant as specified in its charter)

Mississippi (State or other jurisdiction of incorporation or organization)	64-0615843 (I.R.S. Employer Identification No.)

225 North Thirteenth Avenue Laurel, Mississippi	39440

(Address of principal executive offices)	(Zip Code)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value—19,937,614 shares outstanding as of July 31, 2004.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed consolidated balance sheets—July 31, 2004 and October 31, 2003
Condensed consolidated statements of income—Three months ended July 31, 2004 and 2003; Nine months ended July 31, 2004 and 2003
Condensed consolidated statements of cash flows–Nine months ended July 31, 2004 and 2003
Notes to condensed consolidated financial statements—July 31, 2004
Report of Independent Registered Public Accounting Firm
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
Ex-15 Accountants' Letter re: Unaudited Financial Informantion
Ex-31.1 Certification of the Chief Executive Officer
Ex-31.2 Certification of the Chief Financial Officer
Ex-32.1 Section 1350 Certification of the CEO
Ex-32.2 Section 1350 Certification of the CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$84,180	$22,224
Accounts receivables, net	46,203	46,195
Inventories	82,743	61,753
Prepaid expenses	12,301	13,001

Total current assets	225,427	143,173

Property, plant and equipment	389,757	376,234
Less accumulated depreciation	(236,753)	(221,010)

	153,004	155,224
Other assets	2,033	508

Total assets	$380,464	$298,905

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,150	$56,573
Current maturities of long-term debt	4,370	4,364

Total current liabilities	62,520	60,937
Long-term debt, less current maturities	11,178	21,604
Claims payable	2,600	2,600
Deferred income taxes	17,625	16,665
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 19,937,614 and 13,013,876 at July 31, 2004 and October 31, 2003, respectively	19,938	13,014
Paid-in capital	5,263	1,949
Retained earnings	261,340	182,136

Total stockholders’ equity	286,541	197,099

Total liabilities and stockholders’ equity	$380,464	$298,905

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net sales	$293,923	$232,151	$793,074	$617,523
Cost and expenses:
Cost of sales	222,011	195,160	609,304	535,556
Selling, general and administrative	16,137	11,265	41,640	25,515

	238,148	206,425	650,944	561,071

OPERATING INCOME	55,775	25,726	142,130	56,452
Other income (expense):
Interest income	101	25	196	51
Interest expense	(383)	(602)	(1,247)	(2,034)
Other	(69)	6	(62)	(31)

	(351)	(571)	(1,113)	(2,014)

INCOME BEFORE INCOME TAXES	55,424	25,155	141,017	54,438
Income tax expense	21,480	9,747	54,650	20,877

NET INCOME	$33,944	$15,408	$86,367	$33,561

Earnings per share:
Basic	$1.71	$.79	$4.38	$1.73

Diluted	$1.69	$.78	$4.33	$1.70

Dividends per share	$.08	$.07	$.24	$.20

Weighted average shares outstanding:
Basic	19,905	19,420	19,739	19,449

Diluted	20,090	19,804	19,960	19,741

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,
	2004	2003
	(In thousands)
Operating activities
Net income	$86,367	$33,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,659	18,166
Tax benefit from exercise of stock options	4,299	0
Change in assets and liabilities:
Accounts receivable, net	(8)	(1,317)
Inventories	(20,990)	(6,337)
Refundable income taxes	0	2,764
Other assets	489	(808)
Accounts payable and accrued expenses	2,537	4,958

Total adjustments	5,986	17,426

Net cash provided by operating activities	92,353	50,987
Investing activities
Other investment	(1,597)	0
Capital expenditures	(17,244)	(20,472)
Net proceeds from sales of property and equipment	88	389

Net cash used in investing activities	(18,753)	(20,083)
Financing activities
Principal payments on long-term debt	(10,420)	(7,014)
Net change in revolving credit	0	(5,000)
Purchase and retirement of common stock (900 shares in 2004 and 253,500 shares in 2003)	(33)	(3,560)
Net proceeds from common stock issued (365,012 shares in 2004 and 137,063 shares in 2003)	3,566	1,067
Dividends paid	(4,757)	(3,887)

Net cash used in financing activities	(11,644)	(18,394)

Net change in cash and cash equivalents	61,956	12,510
Cash and cash equivalents at beginning of period	22,224	9,542

Cash and cash equivalents at end of period	$84,180	$22,052

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	July 31,	October 31,
	2004	2003
	(In thousands)
Live poultry-broilers and breeders	$49,446	$35,938
Feed, eggs and other	11,183	6,821
Processed poultry	11,996	8,939
Processed food	5,867	5,653
Packaging materials	4,251	4,402

	$82,743	$61,753

NOTE 3–-COST OF SALES

During the first nine months of fiscal 2004 and fiscal 2003, the Company recognized $287,000 and $12.2 million, respectively, from vendor settlements pertaining to overcharges for vitamins and methionine purchased by the Company over a number of years. There were no recoveries during the third fiscal quarter of 2004 and 2003. The Company believes such recoveries are complete. The settlements are reflected in the accompanying condensed consolidated financial statements as a reduction of cost of sales in the nine-month periods ending July 31, 2004 and 2003.

NOTE 4–STOCK SPLIT

On January 29, 2004, the Board of Directors declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. This dividend was paid February 26, 2004 to stockholders of record on February 10, 2004. Share and per share data in this report has been adjusted to reflect this stock split. Cash was paid in lieu of fractional shares.

NOTE 5-NEW ACCOUNTING PRONOUNCEMENT

In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law. In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. In May of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We are required to adopt the provisions of the FSP in the fourth quarter of fiscal year 2004 and are still evaluating the impact of adoption on our financial position and results of operation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Sanderson Farms, Inc.:

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2004, the related consolidated statements of income for the three-month and nine-month periods ended July 31, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended July 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. as of October 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 9, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 20, 2004

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

EXECUTIVE OVERVIEW OF RESULTS

Results for the third quarter and nine months ended July 31, 2004 were driven by record high chicken market prices, although feed ingredient prices were also higher than the first nine months of fiscal 2003. Commodity chicken prices in certain segments of the market hit historic highs during the third quarter, but fell following the July 4 holiday. Prices can be expected to adjust seasonally following Labor Day. The higher feed ingredient costs were more than offset by stronger chicken market prices. Higher chicken prices also more than offset higher advertising costs incurred as part of the Company’s new advertising and marketing program. The Company knows from past experience that chicken and grain prices will change, and such changes may be substantial. The Company cannot predict when or in what amounts such changes will occur.

RESULT OF OPERATIONS

During the third quarter of fiscal 2004 net sales were $293.9 million, an increase of $61.8 million or 26.6% when compared to net sales during the third quarter of fiscal 2003 of $232.2 million. Net sales of poultry products were $267.7 million, an increase of $63.8 million or 31.3%. During the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 the average sales price of the Company’s poultry products increased 23.9%. In addition, the pounds of poultry products sold by the Company increased approximately 6.0% primarily from an increase in the average live weight of chickens processed at the Company’s Hammond, Louisiana processing plant. During the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003, the Company and industry experienced significant improvement in the market prices of poultry products. For example, a simple average of the Georgia dock price for whole chickens increased 19.7%, while market prices for leg quarters and jumbo wings increased 37.2% and 46.9%, respectively. Market prices for boneless breast meat and breast tenders increased 44.3% and 52.7% during these same periods. The market prices for these same products softened following the July 4 holiday, and typically adjust seasonally following Labor Day. Net sales of prepared food products decreased $2.0 million or 7.3% for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.

For the first nine months of fiscal 2004 net sales were $793.1 million or 28.4% higher than net sales for the first nine months of fiscal 2003 of $617.5 million. Net sales of poultry products increased $180.3 million or 33.8%. This increase resulted from an increase in the Company’s net sales price of poultry products sold of 25.5% and an increase in the pounds of poultry products sold of 6.7%. A simple average of the Georgia dock price for whole chickens increased 15.4%. Market prices for tenders and boneless breast meat increased 55.0% and 35.1%, respectively. Market prices for other parts were also significantly higher during the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. The increase in pounds of poultry products sold for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 resulted primarily from an increase in the average live weight of chickens processed at the Company’s Hammond, Louisiana processing plant and an increase in the number of birds processed at the Company’s Collins Mississippi processing plant. Net sales of prepared food products decreased $4.7 million or 5.6% during the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003.

Cost of sales for the quarter ended July 31, 2004 increased $26.8 or 13.8% to $222.0 million. This increase reflects the additional volume of poultry products sold and an increase in the cost of feed grains. Market prices for corn and soybean meal during the third quarter of fiscal 2004 were significantly higher, rising approximately 15.8% and 46.0%, respectively. The Company believes feed grain costs will be approximately $25.0 million higher during the second half of fiscal 2004 when compared to the first half of fiscal 2004. Cost of sales of prepared food products increased 9.7%, primarily as a result of higher poultry prices. The prepared foods operation purchases most of its chicken from the Company’s poultry operations, and such chicken is a major component of its raw materials.

The Company’s cost of sales for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 increased $73.7 million to $609.3 million. Cost of sales of poultry products increased $66.8 million or 14.5%. The increase in cost of sales of poultry products resulted primarily from increased costs of feed grains and additional pounds of poultry products sold. In addition, the Company’s cost of sales for the nine months ended July 31, 2004 and the nine months ended July 31, 2003 were reduced by vitamin and methionine settlement proceeds of $287,000 and $12.2 million, respectively. There were no recoveries during the second and third fiscal quarters of 2004, and the Company believes such recoveries are complete. Market prices for corn and soybean meal during the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 increased 14.0% and 48.0%, respectively. The Company believes feed grain costs will be approximately $25.0 million higher during the second half of fiscal 2004 as compared to the first half of fiscal 2004. Cost of sales of prepared food products increased 9.1% primarily as a result of higher poultry prices that are purchased from the Company’s poultry operations and are a major component of its raw materials.

Selling general and administrative costs increased $4.9 million during the third quarter of fiscal 2004 as compared to the same quarter of fiscal 2003. Selling general and administrative costs increased $16.1 million during the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. The increase during the third quarter and first nine months of fiscal 2004 is the result of the Company’s new advertising and marketing initiatives started during the first quarter of fiscal 2004 and increased reserves for the Company’s “phantom” stock plan. In addition, the Company incurred additional costs during the third quarter and first nine months of fiscal 2004 as compared to the same periods during fiscal 2003 for its employee stock ownership plan and bonus award program.

The Company’s operating income for the quarter and nine-month period ended July 31, 2004 of $55.8 million and $142.1 million, respectively, resulted from the favorable market for poultry products and continued strong operating performance. These factors enabled the Company to more than offset increased feed costs and the benefit received from additional settlement proceeds received during fiscal 2003 as compared to fiscal 2004.

During the third quarter of fiscal 2004, interest expense was $383,000 as compared to $602,000 during the third quarter of fiscal 2003. Interest expense was $1,247,000 during the first nine months of fiscal 2004 as compared to $2,034,000 during the first nine months of fiscal 2003. The decrease for the quarter and nine months ended July 31, 2004 as compared to the same periods ended July 31, 2003 reflects lower outstanding debt. The Company expects this trend to continue during the remainder of fiscal 2004.

The effective tax rate for the Company during the three months and nine months ended July 31, 2004 was approximately 38.75%. For the three-month and nine-month periods ended July 31, 2003, the Company’s effective tax rate was approximately 38.75% and 38.35%, respectively.

Net income for the three months ended July 31, 2004 was $33.9 million or $1.69 per fully diluted share as compared to $15.4 million or $.78 per fully diluted share for the quarter ended July 31, 2003. Net income for the nine-months ended July 31, 2004 was $86.4 million, or $4.33 per diluted share, compared with net income of $33.6 million, or $1.70 per diluted share, for the first nine months of fiscal 2003. During the first quarter of fiscal 2004, the Company recognized $177,000, net of income taxes, for Sanderson Farms’ share in the partial settlement of lawsuits against vitamin and methionine suppliers for overcharges, compared with total similar recoveries of $7.6 million, net of income taxes, or $0.38 per diluted share, during the first nine months of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, the Company’s working capital was $162.9 million and its current ratio was 3.6 to 1. The Company’s working capital at October 31, 2003 was $82.2 million and its current ratio was 2.3 to 1. During the first nine months of fiscal 2004, the Company spent approximately $17.2 million on planned capital projects. In addition, during the first quarter of fiscal 2004 the Company invested approximately $1.6 million in an existing company with other poultry producers for the processing and marketing of spent hens. Our ownership interest is less than 10%, and the Company will account for this investment on a cost basis.

On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004.

The Company’s capital budget for existing operations for fiscal 2004 is approximately $27.5 million. The fiscal 2004 capital budget includes cost of renovations and changes and additions to existing processing facilities to allow better product flows and product mix for more product flexibility and $4.5 million for a lease to replace an existing aircraft. Previously, the Company included in its fiscal 2004 capital budget approximately $4.5 million for a new general office with construction to begin during fiscal 2004 and completion during fiscal 2005. The Company now anticipates construction to begin on the new general office during fiscal 2005. Accordingly, the Company has removed $4.5 million from its fiscal 2004 capital budget. The Company expects that working capital and cash flows from operations will be sufficient in fiscal 2004 to fund the anticipated capital expenditures. However, if needed, the Company has available $100 million under its revolving credit agreement as of July 31, 2004.

In addition to the capital budget for existing operations, the Company announced on May 25, 2004 its plans to construct a new poultry processing complex in south Georgia. The poultry complex will include a feedmill, hatchery, processing plant and wastewater treatment facility. The new complex will have capacity to process 1.2 million birds per week, and at full capacity will employ approximately 1,700 people and will require 130 contract growers. The Company expects to invest approximately $106 million in the Georgia complex and anticipates that associated contract producers will invest an additional $85.0 million in production facilities. The Company announced its plans to begin construction of the new facility during the summer of 2004 with initial operations scheduled to begin during the Company’s fourth fiscal quarter of 2005. Of the total capital budget for the Georgia complex, the Company expects to spend approximately $5.4 million during fiscal 2004 with a majority of the balance of those capital expenditures to be made during fiscal 2005.

On May 18, 2004, the Company entered into the ninth amendment to its revolving credit facility. The amendment, among other things, increased allowed capital expenditures to allow for the construction of the Georgia complex, changed the net worth covenant to reflect the Company’s new dividend rate, extended the committed revolver to five years rather than three, reduced the interest rate charged on amounts outstanding, and removed a letter of credit commitment related to certain industrial development bonds outstanding.

On April 26, 2004, the Company gave notice to U.S. Bank National Association, as trustee under the Indenture of Trust dated as of November 1, 1995 related to the Robinson County Industrial Development Corporation Variable Rate Demand Industrial Development Revenue Bonds (Sanderson Farms, Inc. Project) Series 1995 (“Bonds”), of the Company’s intent to exercise its right to call all of the Bonds for optional redemption on June 1, 2004 (the “Redemption Date”) at a redemption price of 100% of the principal amount of the Bonds plus accrued interest to the Redemption Date. The Trustee redeemed the Bonds on June 1, 2004.

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

Long-Lived Assets

          Depreciable long-lived assets are primarily comprised of buildings and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense.

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

New Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of this pronouncement are effective for the first reporting period ending after March 31, 2004. The Company does not absorb losses or enjoy returns from any entity other than its subsidiaries, all of which are wholly owned and consolidated with the Company, except for the Company’s less than 10% interest in a Company that processes and markets spent hens. The investment in this Company is $1.6 million and it is not considered to be a variable interest entity. Therefore the adoption of FIN 46 had no impact on the Company.

          In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law. In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. In May of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We are required to adopt the provisions of the FSP in the fourth quarter of fiscal year 2004 and are still evaluating the impact of adoption on our financial position and results of operation.

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

          The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2004. At July 31, 2004, none of the Company’s outstanding debt had a variable interest rate. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.

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

          As of July 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights.” This lawsuit alleges that Sanderson Farms, in its capacity as an employer, has “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi    in violation of Title VII of the Civil Rights Act of 1964 (as amended).” The action further alleges that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act   ....” On June 6, 2003, thirteen additional plaintiffs joined in the pending lawsuit by the filing of a First Amended Complaint. This brought the total number of plaintiffs to 87.

          The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company will aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. The plaintiffs filed a response to that motion, and the Company filed its rebuttal to the plaintiffs’ response on August 21, 2003. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004 the Company filed a Motion to Sever Plaintiff’s Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company has asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company has further asserted that it would be prejudiced by being subjected to one common trial for all 84 plaintiffs, rather than separate trials for each plaintiff. The motion has been fully briefed by all interested parties, and is currently pending. The matter was previously reported in the Company’s quarterly reports on forms 10-Q for the quarters ended January 31, 2004 and April 30, 2004. The Company intends to vigorously defend this action. This matter is pending.

          As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and quarterly report on Form 10-Q for the quarter ended January 31, 2004, on September 26, 2000, three current and former contract growers filed suit against the Company in the Chancery Court of Lawrence County, Mississippi. The plaintiffs filed suit on behalf of “all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so-called ‘ranking system’.” Plaintiffs allege that the Company “has defrauded plaintiffs by unilaterally imposing and utilizing the so-called ‘ranking system’ which wrongfully places each grower into a competitive posture against other growers and arbitrarily penalizes each less successful grower based upon criteria which were never revealed, explained or discussed with plaintiffs.” Plaintiffs further allege that they are required to accept chicks that are genetically different and with varying degrees of healthiness, and feed of dissimilar quantity and quality. Finally, plaintiffs allege that they are ranked against each other although they possess dissimilar facilities, equipment and technology. Plaintiffs seek an unspecified amount in compensatory and punitive damages, as well as varying forms of equitable relief.

          The Company is vigorously defending and will continue to vigorously defend this action. On November 22, 2002, the Court denied the Company’s motions to compel arbitration, challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi, and seeking to have the case dismissed pursuant to rule 5(c) of the Mississippi Rules of Civil Procedure. The Company then filed its motion for interlocutory appeal on these issues with the Mississippi State Supreme Court. On December 6, 2002, the Mississippi State Supreme Court agreed to hear this motion and stayed the action in the Chancery Court pending disposition of this motion. The Company’s motion for interlocutory appeal was granted and this matter is pending before the Mississippi State Supreme Court. As discussed below, the Supreme Court granted the Company’s request that this case be consolidated with a second grower suit discussed below.

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

          On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to Compel Arbitration and/or for Change of Venue. Plaintiffs responded to this motion and the Company replied to the Plaintiffs’ response. A hearing of this motion was completed on November 18, 2003. Prior to completion of the hearing, the Company filed a request with the American Arbitration Association to arbitrate the claims made in this lawsuit. On June 7, 2004, the Chancery Court of Jefferson Davis County, Mississippi entered an Order denying all of the relief requested by the Company in its motion dated September 5, 2002. On June 29, 2004, the Company filed a Notice of Appeal and/or, in the Alternative, Petition to Appeal from Interlocutory Order and Motion for Stay Pursuant to M.R.A.P.5(c) with the Mississippi Supreme Court, requesting appellate review of the Chancery Court’s Order. On August 11, 2004, the Mississippi Supreme Court entered its Order accepting jurisdiction under the Notice of Appeal portion of the Company’s June 29, 2004 filing, but dismissed the Alternative Petition for Interlocutory Appeal portion of the same filing as moot. The court also agreed in its August 11, 2004 order to consolidate this case with the broiler grower lawsuit described above. The Mississippi Supreme Court continued the stay previously entered, holding in abeyance the trial court proceedings pending a ruling by it on the consolidated appeals of both grower lawsuits. The Company will vigorously defend the claims by the contract egg producers whether before a panel of arbitrators appointed by the AAA or before the court. This matter was last reported in the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2004.

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

Exhibit 3.7 Bylaws of the Registrant, amended and restated as of February 26, 2004. (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.)

Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.

Exhibit 31.1* Certification of Chief Executive Officer.

Exhibit 31.2* Certification of Chief Financial Officer.

Exhibit 32.1** Section 1350 Certification.

Exhibit 32.2** Section 1350 Certification.

* Filed herewith.

** Furnished herewith.

(b) The following current reports on Form 8-K were filed during the three months ended July 31, 2004:

On June 2, 2004, the Company filed a current report on Form 8-K dated May 25, 2004 furnishing, pursuant to Item 12, a press release announcing its earnings for the fiscal quarter ended April 30, 2004 and a transcript of the Company’s conference call discussing its earnings for the quarter. The report contained the following unaudited financial statements:

•	Condensed consolidated balance sheets – October 31, 2003 and April 30, 2004

•	Condensed consolidated statements of income – Three months ended April 30, 2004 and 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: August 24, 2004	By:	/s/ D. Michael Cockrell
Treasurer and Chief
Financial Officer

Date: August 24, 2004	By:	/s/ James A. Grimes
Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of February 26, 2004. (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

* Filed herewith.

** Furnished herewith.