Form 10-K
period 2004-10-31
SANDERSON FARMS INC
filed 2004-12-23
CIK 812128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2004

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number:1-14977

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

☒            Yes            ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒            Yes            ☐ No

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in the NASDAQ National Market System on the last business day of the Registrant’s most recently completed second fiscal quarter: $559,063,577.

     Indicate the number of shares outstanding of the Registrant’s common stock as of December 21, 2004: 19,960,738 shares of common stock, $1.00 per share par value.

     Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE

     Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant”, “Company”, and “Sanderson Farms” mean Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2004, which is the year for which this Annual Report is filed.

     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission’s Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 23, 2004.

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

     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2004 the Registrant processed 273.8 million chickens, or approximately 1.5 billion dressed pounds. According to 2004 industry statistics, the Registrant was the 6th largest processor of dressed chickens in the United States based on estimated average weekly processing.

     The Registrant’s chicken operations presently encompass five hatcheries, four feed mills and six processing plants. The Registrant has contracts with operators of approximately 468 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 140 breeder farms.

     Through its Foods Division subsidiary, the Registrant sells over 100 processed and prepared food items nationally and regionally, primarily to distributors, national food service accounts, retailers and club stores. These food items include further processed chicken products and frozen entrees, such as chicken and dumplings, lasagna, seafood gumbo, shrimp creole and other specialty products.

     Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1995, this expansion included the expansion of the Registrant’s Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Hazlehurst, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared foods facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant’s poultry processing facilities, and the construction and start-up of its Pike County (McComb), Mississippi production and processing facilities, including a hatchery, a feed mill, a processing plant, a waste water treatment facility and a water treatment facility. During 1997, the Registrant completed the construction and start-up of its Brazos County (Bryan), Texas production and processing facilities, including a hatchery, a feed mill located in Robertson County, Texas, a processing plant, a waste water treatment facility and a water treatment facility. In addition, since 1987, the Registrant completed the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.

     In May 2004, the Registrant announced plans to build a new poultry processing complex in southern Georgia. The complex will consist of a feed mill, hatchery, processing plant and wastewater treatment facility. Construction began in the summer of 2004 and the Registrant expects the complex will begin operations in the fourth quarter of its 2005 fiscal year.

     Capital expenditures for fiscal 2004 were funded by working capital. Effective May 18, 2004, the Registrant amended its revolving credit agreement to, among other things, extend the revolving credit termination date to July 31, 2009. On June 15, 1999, the Registrant entered into a Note Purchase Agreement with the Lincoln National Life Insurance Company pursuant to which the Company issued $20 million, 7.05% senior notes due July 7, 2007. The proceeds of such notes were used to pay a portion of the debt outstanding under the revolving credit agreement. The Registrant anticipates that capital expenditures for fiscal 2005 will be funded by internally generated working capital and, if needed, borrowings under the revolving credit agreement.

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

     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms® brand name to retailers, distributors and fast food operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2004, the Registrant processed approximately 273.8 million chickens, or approximately 1.5 billion dressed pounds. In addition, the Registrant purchased and further processed 8.0 million pounds of poultry products during fiscal 2004. According to 2004 industry statistics, the Registrant was the 6th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

     Processed chicken is first saleable as an ice packed whole chicken. The Registrant adds value to its ice packed whole chickens by removing the giblets, weighing, packaging and labeling the product to specific customer requirements and cutting the product based on customer specifications. The additional processing steps of giblet removal, close tolerance weighing and cutting increase the value of the product to the customer over whole ice packed chickens by reducing customer handling and cutting labor and capital costs, reducing the shrinkage associated with cutting, and ensuring consistently sized portions.

     The Registrant adds additional value to the processed chicken by deep chilling and packaging whole chickens in bags or combinations of fresh chicken parts in various sized individual trays under the Registrant’s brand name, which then may be weighed and prepriced, based on each customer’s needs. This chill pack process increases the value of the product by extending shelf life, reducing customer weighing and packaging labor, and providing the customer with a wide variety of products with uniform, well designed packaging, all of which enhance the customer’s ability to merchandise chicken products.

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

	Fiscal Year Ended October 31,
	2000	2001	2002	2003	2004
Value added	99.5%	99.5%	99.7%	99.5%	99.6%
Non-value added	.5	.5	.3	.5	.4

Total Registrant chicken sales	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales, of each of the Registrant’s major product lines.

	Fiscal Year Ended October 31,
	2000	2001	2002	2003	2004
Registrant processed chicken:
Value added:
Chill pack	36.4%	40.3%	40.6%	34.4%	32.5%
Fresh bulk pack	43.3	39.6	38.9	42.5	47.5

	Fiscal Year Ended October 31,
	2000	2001	2002	2003	2004
Frozen	7.5	9.2	9.2	10.3	10.0

Subtotal	87.2	89.1	88.7	87.2	90.0

Non-value added:
Ice pack	0.3	.2	.2	.3	.3
Frozen	0.1	.2	.1	.1	.1

Subtotal	.4	.4	.3	.4	.4

Total Company processed chicken	87.6	89.5	89.0	87.6	90.4
Processed and prepared foods	12.4	10.5	11.0	12.4	9.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Market Segments and Pricing

     The following table sets forth, for each of the Company’s poultry processing plants, the general market segment in which the plant participates, the weekly capacity of each plant expressed in number of head processed, and the average industry size of birds processed in the relevant market segment.

Plant Location	Market Segment	Capacity Per Week	Industry Size Range
Laurel, Mississippi	Big Bird Deboning	625,000	7.05
Hazlehurst, Mississippi	Big Bird Deboning	625,000	7.05
Hammond, Louisiana	Big Bird Deboning	625,000	7.05
McComb, Mississippi	Chill Pack Retail	1,250,000	5.50
Bryan, Texas	Chill Pack Retail	1,250,000	5.50
Collins, Mississippi	Chill Pack Retail (Day Shift)	625,000	5.50
Collins, Mississippi	Big Bird Deboning (Night Shift)	475,000	7.05

     The three largest market segments in the chicken industry are big bird deboning, chill pack and small birds.

     Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat and whole or split wings, and is likewise sold at spot commodity market prices for wings and boneless breast meat. The Company currently processes 2.3 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat and wings.

     The Urner Barry spot market price for leg quarters, boneless breast meat and whole wings for the past five calendar years is set forth below:

     Those plants that target the chill pack retail market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and prepriced primarily for customers to resell through retail outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. While the Company has long term contracts (up to four years) with most of its chill pack customers, the pricing of this product is based on a formula that uses the Georgia dock whole bird price as its base. The Georgia dock whole bird price is issued each week by the Georgia Department of Agriculture and is based on its survey of prices during the preceding week. The Company currently has 3.1 million head per week dedicated to the chill pack market, and its results are materially impacted by fluctuations in the Georgia dock price.

     The Georgia Dock price for whole birds as issued by the Georgia Department of Agriculture for the last five calendar years is set forth below:

     Those companies with plants dedicated to the small bird market grow and process a relatively small chicken and market the finished product primarily to fast food and food service companies at negotiated flat prices, cost plus formulas or spot market prices. Based on bench marking services used by the industry, this market segment has been the least profitable of the three primary market segments over the last ten years. The Company has no product dedicated to the small bird market.

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

     Generally, the Registrant prices much of its chicken products based upon weekly market prices reported by the United States Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly, the Registrant’s adjustment is generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains few long-term sales contracts with its non-chill pack customers.

     The Registrant uses television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject to their fresh chicken. The campaign was well received, and the Company plans to continue the campaign into 2005.

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

     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2004, the Registrant maintained contracts with 31 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2004, by 109 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.

     The Registrant owns and operates five hatcheries located in Mississippi and Texas where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2004, the Registrant’s hatcheries were capable of producing an aggregate of approximately 5.7 million chicks per week.

     Grow-out. The Registrant places its chicks on 468 grow-out farms, as of October 31, 2004, located in Mississippi, Louisiana and Texas where broilers are grown to an age of approximately six to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2004, the Registrant operated four feed mills, three of which are located in Mississippi and one in Texas. The Registrant’s annual feed requirements for fiscal 2004 were (approximately) 2,010,000 tons, and it has the capacity to produce approximately 2,184,000 tons of finished feed annually under current configurations.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 2004, the Registrant had approximately 739,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk from volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.

     Processing. Once the chicks reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a partial double shift basis, is currently processing approximately 1,100,000 chickens per week. The Registrant’s Brazos County, Texas processing plant, which is currently operating two lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants, which currently operate on a double shift basis, are currently processing approximately 1,875,000 chickens per week. The Registrant also has the capabilities to produce deboned product at six processing facilities. At October 31, 2004, these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 13.4 million pounds of product per week.

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

     Executive Offices; Other Facilities. The Registrant’s corporate offices are located in Laurel, Mississippi. As of October 31, 2004, the Registrant operated seven automotive maintenance shops which service approximately 503 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, currently serving over 202 children.

     During fiscal 2005, the Company will begin construction of a new 90,000 square feet corporate office building in Laurel, Mississippi. The office building will house the Company’s corporate offices, meeting facilities and computer equipment and will constitute the corporate headquarters. The Company expects to spend approximately $13 million on the new headquarters.

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

     One customer accounted for 12.5% and 11.7%, respectively, of consolidated sales for the years ended October 31, 2004 and October 31, 2003. The Company does not believe the loss of this or any customer would have a material adverse effect on the Company. No customer accounted for more than 10% of consolidated sales for the year ended October 31, 2002.

Sources of Supply

     During fiscal 2004, the Registrant purchased its pullets and its cockerels from two (2) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.

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

Employees and Labor Relations

     As of October 31, 2004, the Registrant had 8,300 employees, including 827 salaried and 7,473 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 923 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expired on November 30, 2004. Negotiations to extend the agreement were completed during November 2004, and the new agreement has an expiration date of December 1, 2007. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 563 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This agreement was last renegotiated and signed on February 24, 2003, and has an expiration date of December 23, 2005. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,332 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and expired on December 30, 1999. The agreement has been extended, and the extended agreement has a termination date of December 31, 2006. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Collins plant.

     On June 9, 1999, the production, maintenance and clean-up employees at the Company’s Brazos County, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement was negotiated and signed on October 7, 1999. A new contract was negotiated and signed on November 13, 2002, and the new contract has an expiration date of December 31, 2005. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Brazos County, Texas processing facility.

     On November 30, 2001, live haul drivers at the Company’s McComb, Mississippi production division voted to be represented by United Food and Commercial Workers’ Union Local #1529 AFL-CIO in collective bargaining. A collective bargaining agreement was reached and currently has an expiration date of December 31, 2006. The union demonstrated during 2004 by signed authorization cards that it had been chosen as the bargaining representative of the loader-operators, and at their request were included in the bargaining unit with the live-haul drivers.

     On September 13, 2001, production, maintenance and truck driver employees at the Company’s McComb, Mississippi Feed Mill facility voted to be represented in collective bargaining by United Food and Commercial Workers’ Union Local #1529 AFL-CIO. A collective bargaining agreement was negotiated and signed effective July 16, 2002, and had an expiration date of June 30, 2005. This agreement included a provision allowing re-opening of bargaining of certain financial matters on July 1, 2003 and July 1, 2004, and has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at this facility. By agreement dated July 20, 2003, the Company and the union agreed to amend the agreement to provide for an expiration date of December 31, 2004. Negotiations are currently underway for a new agreement.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     All of the Company’s operations are domiciled in the United States. All of the products sold to the Company’s customers for the Company’s fiscal years 2004, 2003 and 2002 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.

     The Company exports certain of its products to foreign markets, primarily Mexico, Russia, China, Puerto Rico, and the Caribbean. These exports sales for fiscal years 2004, 2003 and 2002 totaled approximately $65.2 million, $45.9 million and $36.8 million, respectively. The Company’s exports sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For fiscal 2004, 2003 and 2002, the Company made no sales of products produced in a country other than the United States.

(e) AVAILABLE INFORMATION

     Our address on the world wide web is http://www.sandersonfarms.com. The information on our web site is not a part of this document. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports and the Company’s corporate code of conduct are available, free of charge, through our web site as soon as reasonably practicable after they are filed with the SEC. Information concerning corporate governance matters is also available on the website.

Item 2. Properties.

     The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry complex, including poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Pike County, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Brazos and Robertson Counties, Texas
Poultry complex, under construction, including poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery and child care facility	Collins, Mississippi
Prepared food plant	Jackson, Mississippi
Corporate general offices	Laurel, Mississippi

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

     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $723,000 on October 31, 2004, which bears interest at the rate of 5% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the revolving credit agreement effective July 29, 1996, as amended, and under the $20 million long-term fixed rate loan agreements effective in February 1993 and June 1999, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15% of its tangible assets.

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

     The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company will aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. The plaintiffs filed a response to that motion, and the Company filed its rebuttal to the plaintiffs’ response on August 21, 2003. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004 the Company filed a Motion to Sever Plaintiff’s Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company further asserted that it would be prejudiced by being subjected to one common trial for all 84 plaintiffs, rather than separate trials for each plaintiff. On August 26, 2004, the Court issued its order severing this case into six separate causes of action, with the plaintiffs divided into six groups based on their job classifications. On October 12, 2004, the plaintiffs filed new complaints for each of the six severed cases, which the Company answered on November 24, 2004. A case management conference for each of the six cases is set for December 28, 2004. The Company intends to vigorously defend this action. This matter is pending.

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

     On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to Compel Arbitration and/or for Change of Venue. Plaintiffs responded to this motion and the Company replied to the Plaintiffs’ response. A hearing of this motion was completed on November 18, 2003. Prior to completion of the hearing, the Company filed a request with the American Arbitration Association (“AAA”) to arbitrate the claims made in this lawsuit. On June 7, 2004, the Chancery Court of Jefferson Davis County, Mississippi entered an Order denying all of the relief requested by the Company in its motion dated September 5, 2002. On June 29, 2004, the Company filed a Notice of Appeal and/or, in the Alternative, Petition to Appeal from Interlocutory Order and Motion for Stay Pursuant to M.R.A.P.5(c) with the Mississippi Supreme Court, requesting appellate review of the Chancery Court’s Order. On August 11, 2004, the Mississippi Supreme Court entered its Order accepting jurisdiction under the Notice of Appeal portion of the Company’s June 29, 2004 filing, but dismissed the Alternative Petition for Interlocutory Appeal portion of the same filing as moot. The court also agreed in its August 11, 2004 order to consolidate this case with the broiler grower lawsuit described above. The Mississippi Supreme Court continued the stay previously entered, holding in abeyance the trial court proceedings pending a ruling by it on the consolidated appeals of both grower lawsuits. This matter, together with the grower suit discussed above with which it has been consolidated before the Mississippi State Supreme Court, is currently being briefed before the court. The Company will vigorously defend the claims by the contract egg producers whether before a panel of arbitrators appointed by the AAA or before the court.

     The Company is also involved in various other claims and litigation incidental to its business. Although the outcome of the matters referred to in the preceding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Registrant’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.

Item 4A. Executive Officers of the Registrant.

			Executive
Name	Age	Office	Officer Since
Joe F. Sanderson, Jr.	57	Chairman of the Board of Directors and Chief Executive Officer	1984 (1)
D. Michael Cockrell	47	Treasurer and Chief Financial Officer, Director	1993 (2)
James A. Grimes	56	Secretary and Chief Accounting Officer	1993 (3)
Lampkin Butts	53	President and Chief Operating Officer, Director	1996 (4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(3)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.

(4)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President – Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

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

     The number of stockholders as of November 30, 2004, was 2,401.

     The following table shows quarterly cash dividends and quarterly high and low closing prices for the common stock for the past two fiscal years. National Market System quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2004	High	Low	Dividends
First Quarter	$32.77	$22.79	$	.	08
Second Quarter	$42.00	$33.22	$	.	08
Third Quarter	$55.14	$37.21	$	.	08
Fourth Quarter	$48.67	$31.49	$	.	60

	Stock Price
Fiscal Year 2003	High	Low	Dividends
First Quarter	$14.21	$12.00	$	.	07
Second Quarter	$13.60	$12.18	$	.	07
Third Quarter	$20.39	$12.99	$	.	06
Fourth Quarter	$23.44	$18.92	$	.	41

On December 21, 2004 the closing sales price for the common stock was $41.95 per share.

Item 6. Selected Financial Data.

	Year Ended October 31
	2004	2003	2002	2001	2000
		(In thousands, except per share data)
Net sales	$1,052,297	$872,235	$743,665	$706,002	$605,911
Operating income (loss)	150,154	90,522	49,977	51,094	(588)
Net income (loss)	91,428	54,061	28,840	27,784	(5,571)
Basic earnings (loss) per share	4.62	2.78	1.45	1.36	(.27)
Diluted earnings (loss) per share	4.57	2.75	1.43	1.36	(.27)
Working capital	150,624	82,236	68,452	76,969	71,334
Total assets	375,007	298,905	280,510	288,971	281,856
Long-term debt, less current maturities	10,918	21,604	49,969	77,212	107,491
Stockholders’ equity	279,341	197,099	155,891	144,339	120,015
Cash dividends declared per share	$.84	$.61	$.27	$.13	$.13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE PERFORMANCE

This Annual Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to the following:

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

GENERAL

The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 62.5% of the Company’s total production costs.

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

Poultry prices per pound, as measured by the Georgia dock price, fluctuated during the three years ended October 31, 2004 as follows:

	1st		2nd	3rd		4th
	Quarter		Quarter	Quarter		Quarter
Fiscal 2004
High	$.7000		$.7500	$.8100	*	$.8075
Low	$.6825	*	$.7050	$.7525		$.7575
Fiscal 2003
High	$.6250		$.6400	$.6775		$.6925 *
Low	$.6125	*	$.6250	$.6350		$.6800
Fiscal 2002
High	$.6500	*	$.6300	$.6425		$.6425
Low	$.6275		$.6250 *	$.6250	*	$.6275

*Year High/Low

On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Per share information in this Annual Report reflects the stock split. Cash was paid in lieu of fractional shares.

EXECUTIVE OVERVIEW OF RESULTS — 2004

Results for the fiscal year ended October 31, 2004 were driven by record high chicken market prices, although feed ingredient costs were also higher than the fiscal year ended October 31, 2003. Higher chicken prices also more than offset higher advertising costs incurred as part of the Company’s fiscal 2004 advertising and marketing program and a reduction in settlement proceeds from vitamin and methionine suppliers. The Company believes the outlook for fiscal 2005 looks promising for continued strong consumer demand for chicken, although it does not expect chicken market prices to reach levels experienced during fiscal 2004. In addition, the Company believes it will realize a significant reduction in operating costs with materially lower prices projected for corn and soybean meal. The Company contracted for a portion of its feed grain needs for fiscal 2005, and based on the pricing of those purchases and given current conditions, expects to realize savings of between $60 and $65 million during fiscal 2005 as compared to fiscal 2004.

RESULTS OF OPERATIONS

Fiscal 2004 Compared to Fiscal 2003

For fiscal 2004 the Company’s net sales were a record $1.1 billion, an increase of $180.1 million or 20.6% over the previous fiscal year’s record net sales of $872.2 million. The increase in the Company’s net sales was due to favorable market prices of the Company’s poultry products and an increase in the pounds of poultry products sold of 6.1%. As measured by a simple average of the Georgia dock price for whole chickens, prices increased 15.0% during fiscal 2004 as compared to fiscal 2003. Also, average market prices for boneless breast, leg quarters and wings all showed considerable strength during fiscal 2004 as compared to fiscal 2003 and increased 22.0%, 41.0% and 65.2%, respectively. Although these same market prices were higher during the fourth quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003, they were less favorable during the fourth quarter of fiscal 2004 than the Company experienced for the first three quarters of fiscal 2004. The increase in the pounds of poultry products sold resulted primarily from an increase in the average live weight of chickens sold during fiscal 2004 as compared to fiscal 2003. Net sales of prepared food products decreased $6.2 million or 5.5%, as a result of a decrease in the pounds of prepared food products sold of 6.3%.

The Company’s cost of sales were $842.3 million during fiscal 2004 as compared to $741.4 million during fiscal 2003. Cost of sales of the Company’s poultry products during fiscal 2004 were $734.2 million as compared to $638.9 million during the previous fiscal year, an increase of $95.3 million or 14.2%. The increase in the Company’s cost of sales of poultry products resulted from an increase in the cost of feed grains, and to a lesser extent, an increase in the pounds of poultry products sold of 6.1% during fiscal 2004 as compared to fiscal 2003. In addition, during fiscal 2004 and fiscal 2003 the Company’s cost of sales were reduced by $.3 million and $12.4 million, respectively, from proceeds related to lawsuits against vitamin and methionine suppliers.

The Company’s cost of corn and soybean meal, the Company’s primary feed ingredients, increased approximately 6.8% and 52.1% for the fiscal year ended October 31, 2004 as compared to the fiscal year ended October 31, 2003. Cost of sales of prepared food products increased $5.6 million or 5.5% due to an increase in poultry prices. The prepared foods operation purchases most of its chicken from the Company’s poultry operations, and such chicken is a major component of its raw materials.

Selling, general and administrative expenses for fiscal 2004 were $59.8 million as compared to $40.3 million, an increase of $19.5 million. This increase is primarily due to the cost of the Company’s advertising program and increased contributions to the Employee Stock Ownership Plan (“ ESOP”). The Company’s fiscal 2004 advertising program began in January 2004 and cost the Company approximately $14.0 million during fiscal 2004. The Company plans to continue and expand this program with new ads and in new markets during fiscal 2005. The Company expects the 2005 advertising campaign to cost approximately $16.0 million. During fiscal 2004 the Company contributed $7.0 million to the ESOP, an increase of $3.0 million as compared to the contribution the Company made during fiscal 2003 of $4.0 million.

The Company’s operating income for the fiscal year ended October 31, 2004 was a record $150.1 million as compared to $90.5 million during the fiscal year ended October 31, 2003. This increase in the Company’s operating income of $59.6 million resulted from the favorable market for poultry products and continued strong operating performance. These factors enabled the Company to more than offset increased feed costs and the benefit received from additional settlement proceeds received during fiscal 2003 as compared to fiscal 2004.

During fiscal 2004, interest expense was $1.6 million as compared to $2.5 million during fiscal 2003. This decrease reflects lower outstanding debt during fiscal 2004 as compared to fiscal 2003. The Company’s total debt at October 31, 2004 was $15.3 as compared to $26.0 million as of October 31, 2003.

The Company’s effective tax rate during fiscal 2004 and fiscal 2003 was 38.75% and 38.68%, respectively.

Net income for the fiscal year ended October 31, 2004 was $91.4 million, or $4.57 per diluted share, compared with net income of $54.1 million, or $2.75 per diluted share for the fiscal year ended October 31, 2003. During fiscal 2004, the Company recognized $177,000, net of income taxes, for Sanderson Farms’ share in the partial settlement of lawsuits against vitamin and methionine suppliers for overcharges, compared with total similar recoveries of $7.6 million, net of income taxes, or $.38 per diluted share, during fiscal 2003.

EXECUTIVE OVERVIEW RESULTS — 2003

During fiscal 2003 grain prices were substantially higher for the full year ended October 31, 2003 as compared to the full year ended October 31, 2002. However, the Company benefited from favorable market prices for its poultry products during the second half of fiscal 2003 and from proceeds received during the year related to the vitamin and methionine lawsuits. All in all, fiscal 2003 was a record setting year in sales and net income for Sanderson Farms.

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

The Company’s cost of sales for fiscal 2003 increased $78.3 million or 11.8% as compared to cost of sales for fiscal 2002. This increase is primarily due to increases in the pounds of poultry and prepared food products sold and increases in the cost of feed grains. Cost of sales of poultry products increased $53.2 million or 9.1%. However, the average cost of sales of poultry products per pound decreased .4% as the Company benefited from proceeds from lawsuits against vitamin and methionine suppliers and improved performance from the Company’s poultry operations. A simple average of corn and soy meal cash market prices for the year ended October 31, 2003 as compared to the year ended October 31, 2002 reflected increases of 6.9% and 11.2%, respectively. During fiscal 2003 and fiscal 2002 the Company’s cost of sales were reduced by $12.4 million and $5.0 million, respectively, from proceeds related to lawsuits against vitamin and methionine suppliers. Cost of sales of prepared food products increased $25.1 million or 32.4% due to an increase in the volume of prepared food products sold and increased cost of chicken products.

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

During fiscal 2003 the Company’s operating income was $ 90.5 million, an increase of $40.5 million as compared to $50.0 million for fiscal 2002. During fiscal 2003 as compared to fiscal 2002, the Company benefitted from higher market prices for poultry products, improvements in the operating performance and marketing execution of both the Company’s poultry and prepared foods operations and proceeds from vitamin and methionine litigation. These factors more than offset increases in average cost of feed grains during fiscal 2003 as compared to fiscal 2002. Overall market prices for poultry products were lower during the first half of fiscal 2003 as compared to the same period during fiscal 2002. During the third and fourth quarters of fiscal 2003 as compared to the same quarters in fiscal 2002 market prices for the Company’s poultry products improved significantly, and were reflected in the increase in the Company’s average sale price of poultry products during fiscal 2003 as compared to fiscal 2002 of 6.1%. The Company’s average sales price of its poultry products during the third and fourth quarter of fiscal 2003 were 7.5% and 21.0% higher than the third and fourth quarter of fiscal 2002. This improved market environment during the second half of the Company’s fiscal year was in part a result of the stabilization of the export market for poultry products, including the Russian market. Higher market prices for competing meats such as beef and pork also contributed to improved market conditions. During fiscal 2003 and fiscal 2002, the Company’s operating income included $12.4 million and $5.0 million, respectively, from vitamin and methionine litigation. Interest expense during the fiscal year ended October 31, 2003 was approximately $2.5 million as compared to $3.7 million for the year ended October 31, 2002. This reduction in interest expense during fiscal 2003 as compared to fiscal 2002 resulted from less debt outstanding.

The Company’s effective tax rate for the fiscal year ended October 31, 2003 and October 31, 2002 was 38.7% and 38.0%, respectively. The increase pertains to lower state tax credits available as a percentage of taxable income.

Net income for fiscal 2003 was $54.1 million as compared to $28.8 million during fiscal 2002. Included in the Company’s net income are proceeds from vitamin and methionine litigation of $7.6 million or $.38 per diluted share during fiscal 2003 and $3.1 million or $.15 per diluted share during fiscal 2002.

Liquidity and Capital Resources

The Company’s working capital at October 31, 2004 was $150.6 million and its current ratio was 3.3 to 1. This compares to working capital of $82.2 million and a current ratio of 2.3 to 1 as of October 31, 2003. During fiscal 2004 the Company spent approximately $27.5 million on planned capital projects, which include $9.5 million on the new complex in south Georgia. In addition, the Company invested $1.6 million in an existing company with other poultry producers for the processing and marketing of spent hens. The Company’s ownership interest is less than 10%, and the Company will account for this investment on a cost basis.

On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Share and per share data have been adjusted to reflect this stock split.

The Company’s capital budget for fiscal 2005 is approximately $125.0 million, and will be funded by cash on hand, internally generated working capital and cash flows from operations. If needed, the Company has a $100.0 million revolving line of credit available. The $125 million fiscal 2005 capital budget includes approximately $7.2 million in operating leases, $13.0 million to construct a new corporate office building, and $88.3 million on the new poultry complex in south Georgia. Without operating leases, the new office building and the Georgia complex, the Company’s capital budget for fiscal 2005 would be a maintenance level budget of approximately $16.5 million.

On May 18, 2004, the Company entered into an amendment to its revolving credit facility. The amendment, among other things, increased allowed capital expenditures to allow for the construction of the Georgia complex, changed the net worth covenant to reflect the Company’s new dividend rate, extended the committed revolver by five years rather than the usual three year extension, reduced the interest rate charged on amounts outstanding, and removed a letter of credit commitment related to certain industrial development bonds.

On April 26, 2004, the Company gave notice to U.S. Bank National Association, as trustee under the Indenture of Trust dated as of November, related to the Robinson County Industrial Development Corporation Variable Rate Demand Industrial Development Revenue Bonds (Sanderson Farms, Inc. Project) Series 1995 (“Bonds”), of the Company’s intent to exercise its right to call all of the Bonds for optional redemption on June 1, 2004 (the “Redemption Date”) at a redemption price of 100% of the principal amount of the Bonds plus accrued interest to the Redemption Date. The Trustee redeemed the Bonds on June 1, 2004.

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

Contractual Obligations

Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2004 were as follows (in thousands):

	Payments Due By Period
			1 - 3	3 - 5	More than
Contractual Obligations	Total	Less than 1 Year	Years	Years	5 Years
Long-term debt	12,723	4,125	8,269	297	32
Capital lease obligations	2,580	260	570	640	1,110
Operating leases	15,497	4,265	7,398	2,932	902
Purchase obligations	33,568	33,568	0	0	0
Claims payable	6,084	3,484	2,600	0	0

Total	70,452	45,702	18,837	3,869	2,044

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

Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount, and the allowance for doubtful accounts and related bad debt expense would increase by the same amount.

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

Income Taxes

The Company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for financial and income tax purposes. The Company is periodically audited by taxing authorities and considers any adjustments made as a result of the audits in computing the Company’s income tax expense. Any audit adjustments affecting permanent differences could have an impact on the Company’s effective tax rate.

The recently passed “American Jobs Creation Act of 2004” represents far-reaching legislation that will have a significant impact on many U.S. taxpayers. Among other things, the Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable taxing on repatriation of offshore earnings. Although the provisions of the Act do not impact the fiscal year 2004 financial statements under current accounting rules, the Act will likely impact the Company’s financial statements in future periods. We are currently evaluating the financial impact of this Act.

Contingencies

The Company is a party to a number of legal proceedings and recognizes the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. At this time, the Company has not accrued any reserve for any of these matters. Further reserves may be required due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of this pronouncement were effective for the first reporting period ending after March 31, 2004. The Company does not absorb losses or enjoy returns from any entity other than its subsidiaries, all of which are wholly owned and consolidated with the Company, except for the Company’s less than 10% interest in a Company that processes and markets spent hens. The investment in this Company is $1.6 million and it is not considered to be a variable interest entity. Therefore the adoption of FIN 46 had no impact on the Company.

In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law. In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. In May of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We adopted the provisions of the FSP in the fourth quarter of fiscal year 2004. The adoption of FSP No. 106-2 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. Our audit also included the financial statement schedule listed in the index under item 15(a).These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes accessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion the related financial statement schedule when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New Orleans, Louisiana
December 23, 2004

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31
	2004	2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$75,910	$22,224
Accounts receivable, less allowance of $1,555,452 in 2004 and $1,390,000 in 2003	49,240	46,195
Inventories	75,603	61,753
Refundable income taxes	2,592	0
Prepaid expenses	13,077	13,001

Total current assets	216,422	143,173
Property, plant and equipment:
Land and buildings	141,727	135,865
Machinery and equipment	257,671	240,369

	399,398	376,234
Accumulated depreciation	(242,685)	(221,010)

	156,713	155,224
Other assets	1,872	508

Total assets	$375,007	$298,905

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,384	$19,033
Accrued expenses	31,029	37,540
Current maturities of long-term debt	4,385	4,364

Total current liabilities	65,798	60,937
Long-term debt, less current maturities	10,918	21,604
Claims payable	2,600	2,600
Deferred income taxes	16,350	16,665
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued
Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-19,959,238 in 2004 and 13,013,876 in 2003	19,959	13,014
Paid-in capital	4,956	1,949
Retained earnings	254,426	182,136

Total stockholders’ equity	279,341	197,099

Total liabilities and stockholders’ equity	$375,007	$298,905

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31
	2004	2003	2002
	(In thousands, except per share data)
Net sales	$1,052,297	$872,235	$743,665
Cost and expenses:
Cost of sales	842,337	741,420	663,161
Selling, general and administrative	59,806	40,293	30,527

	902,143	781,713	693,688

Operating income	150,154	90,522	49,977
Other income (expense):
Interest income	743	80	185
Interest expense	(1,569)	(2,484)	(3,681)
Other	(60)	43	(1)

	(886)	(2,361)	(3,497)

Income before income taxes	149,268	88,161	46,480
Income tax expense	57,840	34,100	17,640

Net income	$91,428	$54,061	$28,840

Earnings per share:
Basic	$4.62	$2.78	$1.46

Diluted	$4.57	$2.75	$1.43

Dividends per share	$.84	$.61	$.27

Weighted average shares outstanding:
Basic	19,789	19,462	19,800

Diluted	19,995	19,689	20,143

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
		(In thousands, except shares and per share amounts)
Balance at October 31, 2001	13,564,955	$13,565	$2,945	$127,829	$144,339
Net income for year				28,840	28,840
Cash dividends ($.27 per share)				(5,245)	(5,245)
Purchase and retirement of common stock	(736,079)	(736)	(5,320)	(8,584)	(14,640)
Issuance of common stock	222,150	222	2,375		2,597

Balance at October 31, 2002	13,051,026	13,051	0	142,840	155,891
Net income for year				54,061	54,061
Cash dividends ($.28 per share)				(5,449)	(5,449)
Special cash dividends ($.33 per share)				(6,508)	(6,508)
Purchase and retirement of common stock	(219,000)	(219)	(2,133)	(2,808)	(5,160)
Issuance of common stock	181,850	182	4,082		4,264

Balance at October 31, 2003	13,013,876	13,014	1,949	182,136	197,099

Net income for year				91,428	91,428
Cash dividends ($.34 per share)				(6,753)	(6,753)
Special cash dividends ($.50 per share)				(9,980)	(9,980)
Three-for-two stock split	6,558,726	6,559	(4,186)	(2,373)	0
Redemption of fractional shares				(32)	(32)
Issuance of common stock	386,636	386	7,193		7,579

Balance at October 31, 2004	19,959,238	$19,959	$4,956	$254,426	$279,341

See accompanying notes.

SANDERSON FARMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31
	2004	2003	2002
		(In thousands)
Operating activities
Net income	$91,428	$54,061	$28,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,326	24,485	24,710
Provision for losses on accounts receivable	165	727	360
Deferred income taxes	500	(920)	1,340
Change in assets and liabilities:
Accounts receivable	(3,210)	(5,849)	(1,246)
Inventories	(13,850)	(3,789)	(5,614)
Prepaid expenses and refundable income taxes	(3,483)	2,431	(5,560)
Other assets	(123)	(135)	(141)
Accounts payable	11,351	(6,225)	4,949
Accrued expenses and claims payable	(6,511)	11,029	1,003

Total adjustments	11,165	21,754	19,801

Net cash provided by operating activities	102,593	75,815	48,641
Investing activities
Other investment	(1,597)	0	0)
Capital expenditures	(27,538)	(23,430)	(19,704)
Net proceeds from sale of property and equipment	79	394	896

Net cash used in investing activities	(29,056)	(23,036)	(18,808)
Financing activities
Net change in revolving credit	0	(20,000)	(24,000)
Principal payments on long-term debt	(10,420)	(7,014)	(2,958)
Principal payments on capital lease obligation	(245)	(230)	(220)
Dividends paid	(16,733)	(11,957)	(5,245)
Purchase and retirement of common stock	(32)	(5,160)	(14,640)
Net proceeds from common stock issued	7,579	4,264	2,597

Net cash used in financing activities	(19,851)	(40,097)	(44,466)

Net change in cash and cash equivalents	53,686	12,682	(14,633)
Cash and cash equivalents at beginning of year	22,224	9,542	24,175

Cash and cash equivalents at end of year	$75,910	$22,224	$9,542

Supplemental disclosure of cash flow information:
Income taxes paid	$63,486	$20,093	$18,675

Interest paid	$1,611	$2,569	$3,993

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

The Company sells to retailers, distributors and fast food operators primarily in the southeastern, southwestern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for 12.5% and 11.7%, respectively, of consolidated sales for the year ended October 31, 2004 and October 31, 2003. No customer accounted for more than 10% of consolidated sales for the year ended October 31, 2002. Shipping and handling costs are included as a component of cost of sales.

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

Allowance for Doubtful Accounts: In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount and the allowance for doubtful accounts and related bad debt expense would increase by the same amount.

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

Self-Insurance Programs: Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. Any resulting adjustments to accrued claims are reflected in current operating results.

Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $14.0 million, $.8 million and $.2 million for fiscal 2004, 2003 and 2002, respectively.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes.

Stock Based Compensation: At October 31, 2004, the company has a stock-based employee compensation plan, which is described more fully in Note 8. The company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended October 31
	2004	2003	2002
		(In thousands)
Net income, as reported	$91,428	$54,061	$28,840
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(60)	(15)

Pro forma net income	$91,383	$54,001	$28,825

Earnings per share:
Basic-as reported	$4.62	$2.78	$1.45

Basic-pro forma	$4.62	$2.78	$1.45

Diluted-as reported	$4.57	$2.75	$1.43

Diluted-pro forma	$4.57	$2.74	$1.43

Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.

On January 29, 2004, the Board of Directors declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. This dividend was paid February 29, 2004 to stockholders of record on February 10, 2004. Share and per share data have been adjusted to reflect this stock split. Cash was paid in lieu of fractional shares.

Fair Value of Financial Instruments: The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company’s borrowings under its credit facilities and long-term debt also approximate the fair values based on current rates for similar debt.

Impact of Recently Issued Accounting Standards: In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of Accounting Research Bulletin No. 51, “Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of this pronouncement were effective for the first reporting period ending after March 31, 2004. The Company does not absorb losses or enjoy returns from any entity other than its subsidiaries, all of which are wholly owned and consolidated with the Company, except for the Company’s less than 10% interest in a Company that processes and markets spent hens. The investment in this Company is $1.6 million and it is not considered to be a variable interest entity. Therefore the adoption of FIN 46 had no impact on the Company.

In December of 2003, the Medicare Prescription Drug, Improvements and Modernization Act of 2003 (“Act”) was signed into law. In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. In May of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We adopted the provisions of the FSP in the fourth quarter of fiscal year 2004. The adoption of FSP No. 106-2 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idled facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

2. Inventories

Inventories consisted of the following:

	October 31
	2004	2003
	(In thousands)
Live poultry-broilers and breeders	$45,318	$35,938
Feed, eggs and other	10,081	6,821
Processed poultry	11,024	8,939
Processed food	5,172	5,653
Packaging materials	4,008	4,402

	$75,603	$61,753

3. Prepaid expenses

Prepaid expenses consisted of the following:

	October 31
	2004	2003
	(In thousands)
Parts and supplies	$5,698	$5,323
Current deferred tax assets	1,460	2,275
Other prepaid expenses	5,919	5,403

	$13,077	$13,001

4. Accrued expenses

Accrued expenses consisted of the following:

	October 31
	2004	2003
	(In thousands)
Income taxes payable	$0	$7,243
Accrued bonuses	11,474	11,419
Accrued rebates	3,387	3,600
Workers’ compensation claims	3,484	3,540
Accrued property taxes	2,306	2,319
Accrued wages	3,201	3,332
Accrued vacation	2,822	2,214
Other accrued expenses	4,355	3,873

	$31,029	$37,540

5. Long-term Credit Facilities and Debt

     Long-term debt consisted of the following:

	October 31
	2004	2003
	(In thousands)
Term loan with an insurance company, accruing interest at 7.05%; due in annual principal installments of $4,000,000, maturing in 2007	$12,000	$16,000
Note payable, accruing interest at 5%; due in annual installments of $161,400, including interest, maturing in 2009	723	843
6% Mississippi Business Investment Act bond-capital lease obligation, due November 1, 2012	2,580	2,825
Robertson County, Texas, Industrial Revenue Bonds accruing interest at a variable rate, 1.2% at October 31, 2003	0	6,300

	15,303	25,968
Less current maturities of long-term debt	4,385	4,364

	$10,918	$21,604

The Company has a $100.0 million revolving credit agreement with four banks. As of October 31, 2004, all of the credit is available and the revolver extends until July 31, 2009. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreements also establish limits on dividends, assets that can be pledged and capital expenditures.

Property, plant and equipment with a carrying value of approximately $1,791,850 is pledged as collateral to a capital lease obligation.

The aggregate annual maturities of long-term debt at October 31, 2004 are as follows (in thousands):

Fiscal Year	Amount
2005	$4,385
2006	4,406
2007	4,433
2008	455
2009	482
Thereafter	1,142

$15,303

6. Income Taxes

     Income tax expense (benefit) consisted of the following:

	Years Ended October 31
	2004	2003	2002
		(In thousands)
Current:
Federal	$49,250	$29,940	$14,670
State	8,090	5,080	1,630

	57,340	35,020	16,300
Deferred:
Federal	430	(800))	1,226
State	70	(120)	114

	500	(920)	1,340

	$57,840	$34,100	$17,640

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31
	2004	2003
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$17,977	$17,515
Prepaid and other assets	1,108	910

Total deferred tax liabilities	19,085	18,425
Deferred tax assets:
Accrued expenses and accounts receivable	4,195	4,035

Net deferred tax liabilities	$14,890	$14,390

Current deferred tax assets (included in prepaid expenses)	$1,460	$2,275
Long-term deferred tax liabilities	16,350	16,665

Net deferred tax liabilities	$14,890	$14,390

The differences between the consolidated effective income tax rate and the federal statutory rate of 35% are as follows:

	Years Ended October 31
	2004	2003	2002
		(In thousands)
Income taxes at statutory rate	$52,244	$30,856	$16,268
State income taxes	5,584	3,224	1,511
Other, net	12	20	(139)

Income tax expense	$57,840	$34,100	$17,640

7. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $7,000,000, $4,000,000 and $2,500,000 in fiscal 2004, 2003 and 2002, respectively.

The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s compensation and 50% of employee contributions between 3% and 5% of each employee’s compensation. The Company’s contributions to the 401(k) Plan totaled $1,803,000 in fiscal 2004, $1,551,000 in fiscal 2003 and $1,463,000 in fiscal 2002.

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

Under the Company’s Stock Option Plan, 2,225,000 shares of Common Stock have been reserved for grant to key management personnel. Options granted in fiscal 2002 have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2004 and 2003.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions in fiscal 2002: risk-free interest rate of 3.5%; dividend yields of 2.0%; volatility factors of the expected market price of the Company’s Common Stock of .325; and a weighted-average expected life of the options of four years. The weighted-average fair value of options granted was $3.15 per option share in fiscal 2002.

A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at October 31, 2001	934,500	7.88
Granted	484,329	12.04
Exercised	(333,225)	7.86
Forfeited	(3,000)	4.98

Outstanding at October 31, 2002	1,082,604	9.61
Granted	0	0.00
Exercised	(272,775)	8.57
Forfeited	(10,125)	12.37

Outstanding at October 31, 2003	799,704	14.41
Granted	0	0.00
Exercised	(440,078)	9.75
Forfeited	(2,250)	12.37

Outstanding at October 31, 2004	357,376	$11.56

The exercise price of the options outstanding as of October 31, 2004, ranged from $4.99 to $12.37 per share. At October 31, 2004, the weighted average remaining contractual life of the options outstanding was 8 years and 157,815 options were exercisable.

In fiscal 2000, the Company granted 211,507 “phantom shares” to certain key management personnel. Upon exercise of a phantom share, the holder will receive a cash payment or an equivalent number of shares of the Company’s Common Stock, at the Company’s option, equal to the excess of the fair market value of the Company’s Common Stock at the time of exercise over the phantom share award value of $4.98 per share. The phantom shares have a ten-year term and vest over four years beginning one year after the date of grant. Compensation expense of $1,547,000, $1,942,000 and $421,000 for the phantom share plan is included in selling, general and administrative expense in the accompanying consolidated statement of income for fiscal 2004, 2003 and 2002, respectively.

A summary of the Company’s phantom share activity and related information is as follows:

		Exercise
	Shares	Price
Outstanding at October 31, 2001	211,500	$4.98
Granted	0	0.00
Forfeited	0	0.00
Exercised	0	4.98

Outstanding at October 31, 2002	211,500	4.98
Granted	0	0.00
Forfeited	0	0.00
Exercised	(141,750)	4.98

Outstanding at October 31, 2003	69,750	4.98
Granted	0	0.00
Forfeited	0	0.00
Exercised	(63,000)	4.98

Outstanding at October 31, 2004	6,750	$4.98

9. Shareholder Rights Agreement

On April 22, 1999, the Company adopted a shareholder rights agreement (the “Agreement”) with similar terms as the previous one. Under the terms of the Agreement a purchase right (“right”) was declared as a dividend for each share of the Company’s Common Stock outstanding on May 4, 1999. The rights do not become exercisable and certificates for the rights will not be issued until ten business days after a person or group acquires or announces a tender offer for the beneficial ownership of 20% or more of the Company’s Common Stock. Special rules set forth in the Agreement apply to determine beneficial ownership for members of the Sanderson family. Under these rules, such a member will not be considered to beneficially own certain shares of Common Stock, the economic benefit of which is received by any member of the Sanderson family, and certain shares of Common Stock acquired pursuant to employee benefit plans of the Company.

The exercise price of a right has been established at $75. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. The rights may be redeemed by the Board of Directors at $.01 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company’s Common Stock. The rights expire on May 4, 2009.

10. Other Matters

     The Company has vehicle and equipment leases that expire at various dates through fiscal 2011. Rental expense under these leases totaled 4.7 million, $3.6 million and $2.4 million for fiscal 2004, 2003 and 2002, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2004 were as follows:

Year	Dollars
2005	4.3 million
2006	3.9 million
2007	3.3 million
2008	1.8 million
2009	1.3 million
Thereafter	.9 million

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

     The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company will aggressively defend the lawsuit. The Company has a policy of zero tolerance with respect to discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. The plaintiffs filed a response to that motion, and the Company filed its rebuttal to the plaintiffs’ response on August 21, 2003. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004 the Company filed a Motion to Sever Plaintiff’s Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company further asserted that it would be prejudiced by being subjected to one common trial for all 84 plaintiffs, rather than separate trials for each plaintiff. On August 26, 2004, the Court issued its order severing this case into six separate causes of action, with the plaintiffs divided into six groups based on their job classifications. On October 12, 2004, the plaintiffs filed new complaints for each of the six severed cases, which the Company answered on November 24, 2004. A case management conference for each of the six cases is set for December 28, 2004. The Company intends to vigorously defend this action. This matter is pending.

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

     On August 2, 2002, three contract egg producers filed suit against the Company in the Chancery Court of Jefferson Davis County, Mississippi. The Plaintiffs filed suit on behalf of “all Mississippi residents who, between June 1993 and the present, the Company fraudulently and negligently induced into housing, feeding and providing water for the Company’s breeder flocks and gathering, grading, packaging and storing the hatch eggs generated by said flocks and who have been compensated under the payment method established by the Company.” Plaintiffs alleged that the Company “has defrauded Plaintiffs by unilaterally imposing and utilizing a method of payment which wrongfully and arbitrarily penalizes each grower based upon criteria which are under the control of the Company and which were never revealed, explained or discussed with each Plaintiff.” Plaintiffs allege that they were required to accept breeder hens and roosters which are genetically different, with varying degrees of healthiness, and feed of dissimilar quantity and quality. Plaintiffs further allege contamination of and damage to their real property. Plaintiffs alleged that they were “fraudulently and negligently induced into housing, feeding and providing water for the Company’s breeder flocks and gathering, grading, packaging and storing the hatch eggs produced from said flocks” for the Company. Plaintiffs seek unspecified amount of compensatory and punitive damages, as well as various forms of equitable relief.

   On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to Compel Arbitration and/or for Change of Venue. Plaintiffs responded to this motion and the Company replied to the Plaintiffs’ response. A hearing of this motion was completed on November 18, 2003. Prior to completion of the hearing, the Company filed a request with the American Arbitration Association (“AAA”) to arbitrate the claims made in this lawsuit. On June 7, 2004, the Chancery Court of Jefferson Davis County, Mississippi entered an Order denying all of the relief requested by the Company in its motion dated September 5, 2002. On June 29, 2004, the Company filed a Notice of Appeal and/or, in the Alternative, Petition to Appeal from Interlocutory Order and Motion for Stay Pursuant to M.R.A.P.5(c) with the Mississippi Supreme Court, requesting appellate review of the Chancery Court’s Order. On August 11, 2004, the Mississippi Supreme Court entered its Order accepting jurisdiction under the Notice of Appeal portion of the Company’s June 29, 2004 filing, but dismissed the Alternative Petition for Interlocutory Appeal portion of the same filing as moot. The court also agreed in its August 11, 2004 order to consolidate this case with the broiler grower lawsuit described above. The Mississippi Supreme Court continued the stay previously entered, holding in abeyance the trial court proceedings pending a ruling by it on the consolidated appeals of both grower lawsuits. This matter, together with the grower suit discussed above with which it has been consolidated before the Mississippi State Supreme Court, is currently being briefed before the court. The Company will vigorously defend the claims by the contract egg producers whether before a panel of arbitrators appointed by the AAA or before the court.

     The Company is also involved in various other claims and litigation incidental to its business. Although the outcome of the matters referred to in the preceding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.

QUARTERLY FINANCIAL DATA

	Fiscal Year 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
	(Unaudited)
Net sales	$226,441	$272,710	$293,923	$259,223
Operating income	31,383	54,972	55,775	8,024
Net income	18,986	33,437	33,944	5,061
Diluted earnings per share	$.95	$1.67	$1.69	$.25

	Fiscal Year 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
	(Unaudited)
Net sales	$184,188	$201,184	$232,151	$254,712
Operating income	9,404	21,322	25,726	34,070
Net income	5,337	12,816	15,408	20,500
Diluted earnings per share	$.27	$.65	$.78	$1.04

Sanderson Farms, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period
	(In Thousands)
Year ended October 31, 2004
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,390	$165		$0	$1,555
Year ended October 31, 2003
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$663	$727		$0	$1,390
Year ended October 31, 2002
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$303	$360		$0	$663

(1)	Uncollectible accounts written off, net of recoveries

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

     As of October 31, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     The Registrant also incorporates by reference, as permitted by General Instruction G(3) to Form 10-K, information appearing in its definitive proxy statement filed or to be filed with the Commission pursuant to Rule 14a-6(b) related to the filing of reports under Section 16 of the Securities Exchange Act of 1934.

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

     The following table provides information as of October 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. The equity compensation plan reflected in the following table is the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002.

			(c) Number of
			securities remaining
	(a) Number of		available for future
	securities to be issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category(1)	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	357,376	$11.56	394,421
Equity compensation plans not approved by security holders	0	0	0

Total	357,376	$11.56	394,421

(1)	The table above does not include information concerning the Registrant’s Phantom Stock Agreements dated April 21, 2000 with certain of its executive officers and key employees. These agreements permit the respective holders to claim a cash award from the Registrant at specified times prior to April 21, 2010, equal to a number of shares selected by the holder, but not exceeding in the aggregate the number of shares specified in the agreement, multiplied by the difference between the market value of a share of the Registrant’s common stock at that time and $4.9817. The Company has the option to issue shares of its common stock in lieu of the cash payable to a phantom stock holder upon the exercise of such holder’s phantom stock. Because the value of a share of phantom stock upon conversion depends on the value of the Registrant’s common stock on the conversion date, the number of shares of the Registrant’s common stock that would be issuable upon conversion of the outstanding phantom stock in lieu of a cash payment, should the Registrant exercise its option to issue shares in lieu of paying cash, cannot be determined. Information concerning the amount of the Registrant’s phantom stock awards is contained in the Registrant’s revised definitive proxy statement on Schedule 14A filed on January 28, 2002.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1. FINANCIAL STATEMENTS:

The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets - October 31, 2004 and 2003

Consolidated Statements of Income - Years ended October 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity - Years ended October 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years ended October 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements — October 31, 2004

(a)2. FINANCIAL STATEMENT SCHEDULES:

The following consolidated financial statement schedules of the Registrant are included in Item 8:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

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

3.7	By-Laws of the Registrant, amended and restated as of December 2, 2004 (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

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

10.5
Agreement dated November 1, 2004 between Sanderson Farms, Inc. (Hammond Processing Division) and United Food and Commercial Workers Local Union 455 affiliated with the United Food and Commercial Workers International Union. (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 8-K dated December 20, 2004.)

10.6
Agreement dated July 26, 1999 between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-6 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000.)

Exhibit
Number	Description
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

10.18+	Form of Phantom Stock Agreement. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

Exhibit
Number	Description
10.19+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2004. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed December 8, 2004.)

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

Exhibit
Number	Description
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

10.33
Agreement dated January 19, 2003 between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.34
Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.35
Amendment dated July 20, 2003 to Agreement between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.36
Amendment dated January 4, 2004 to Agreement dated July 1, 2002 between Sanderson Farms, Inc. (McComb Production Division) and the United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10.37
Ninth Amendment dated May 18, 2004 to Credit Agreement dated as of July 31, 1996, as amended, among Sanderson Farms, Inc., Harris Trust and Savings Bank, as agent for the Banks, and Harris Trust and Savings Bank, Sun Trust Bank, AmSouth Bank and Trustmark National Bank. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.)

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

(b) Agreements Available Upon Request by the Commission.

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
Chairman of the Board and Chief
Executive Officer

Date: December 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/23/04	/s/ John H. Baker, III	12/23/04

Joe F. Sanderson, Jr.,		John H. Baker, III,
Chairman of the Board and		Director
Chief Executive Officer
(Principal Executive Officer)

/s/ William R. Sanderson	12/23/04	/s/ Charles W. Ritter, Jr.	12/23/04

William R. Sanderson,		Charles W. Ritter, Jr.,
Director		Director

/s/Hugh V. Sanderson	12/23/04	/s/ Rowan H. Taylor	12/23/04

Hugh V. Sanderson,		Rowan H. Taylor,
Director		Director

/s/ Donald W. Zacharias	12/23/04	/s/ Robert Buck Sanderson	12/23/04

Donald W. Zacharias,		Robert Buck Sanderson,
Director		Director

/s/ Phil K. Livingston	12/23/04	/s/ Lampkin Butts	12/23/04

Phil K. Livingston,		Lampkin Butts, Director,
Director		President and Chief Operating Officer

/s/ D. Michael Cockrell	12/23/04	/s/James A. Grimes	12/23/04

D. Michael Cockrell,		James A. Grimes, Secretary
Director, Treasurer and Chief		and Chief Accounting Officer
Financial Officer (Principal Financial Officer)		(Principal Accounting Officer)

/s/ Gail Jones Pittman	12/23/04	/s/Beverly Wade Hogan	12/23/04

Gail Jones Pittman,		Beverly Wade Hogan,
Director		Director

EXHIBITS:

     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
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

3.7	By-Laws of the Registrant, amended and restated as of December 2, 2004 (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

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

10.5
Agreement dated November 1, 2004 between Sanderson Farms, Inc. (Hammond Processing Division) and United Food and Commercial Workers Local Union 455 affiliated with the United Food and Commercial Workers International Union. (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 8-K dated December 20, 2004.)

10.6
Agreement dated July 26, 1999 between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO. (Incorporated by reference to Exhibit 10-E-6 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000.)

10.7	Agreement dated January 13, 2000 between Sanderson Farms, Inc. (Collins Processing Division) and

Exhibit
Number		Description

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

10.18	+	Form of Phantom Stock Agreement. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.19	+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2004. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed December 8, 2004.)

10.20
Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

Exhibit
Number	Description
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

10.32	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder

Exhibit
Number	Description
Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s current report on Form 8-K dated April 22, 1999.)

10.33
Agreement dated January 19, 2003 between Sanderson Farms, Inc. (Hazlehurst Processing Division) and Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.34
Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.35
Amendment dated July 20, 2003 to Agreement between Sanderson Farms, Inc. (McComb Production Division) and United Food and Commercial Workers, Local 1529, AFL-CIO affiliated with United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.36
Amendment dated January 4, 2004 to Agreement dated July 1, 2002 between Sanderson Farms, Inc. (McComb Production Division) and the United Food and Commercial Workers International Union, AFL-CIO. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10.37
Ninth Amendment dated May 18, 2004 to Credit Agreement dated as of July 31, 1996, as amended, among Sanderson Farms, Inc., Harris Trust and Savings Bank, as agent for the Banks, and Harris Trust and Savings Bank, Sun Trust Bank, AmSouth Bank and Trustmark National Bank. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.)

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