Form 10-Q
period 2005-01-31
SANDERSON FARMS INC
filed 2005-02-24
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value—19,969,363 shares outstanding as of January 31, 2005.

1

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets--January 31, 2005 and October 31, 2004

Condensed consolidated statements of income--Three months ended January 31, 2005 and 2004

Condensed consolidated statements of cash flows–Three months ended January 31, 2005 and 2004

Notes to condensed consolidated financial statements--January 31, 2005

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

SIGNATURES
Ex-15 Accountants' Letter re: Unaudited Financial Information
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO
Ex-99.1 Audit Committee Charter, as amended February 17, 2005

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	October 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$74,149	$75,910
Accounts receivables, net	42,257	49,240
Inventories	72,876	75,603
Refundable income taxes	0	2,592
Prepaid expenses	14,073	13,077

Total current assets	203,355	216,422

Property, plant and equipment	414,185	399,398
Less accumulated depreciation	(248,224)	(242,685)

	165,961	156,713

Other assets	2,283	1,872

Total assets	$371,599	$375,007

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,934	$61,413
Current maturities of long-term debt	4,391	4,385

Total current liabilities	54,325	65,798

Long-term debt, less current maturities	10,787	10,918
Claims payable	2,600	2,600
Deferred income taxes	16,270	16,350

Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 19,969,363 and 19,959,238 at January 31, 2005 and October 31, 2004, respectively	19,969	19,959
Paid-in capital	5,178	4,956
Retained earnings	262,470	254,426

Total stockholders’ equity	287,617	279,341

Total liabilities and stockholders’ equity	$371,599	$375,007

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	January 31,
	2005	2004

	(In thousands, except per share data)
Net sales	$233,290	$226,441

Cost and expenses:
Cost of sales	203,755	183,798
Selling, general and administrative	13,027	11,260

	216,782	195,058

OPERATING INCOME	16,508	31,383
Other income (expense):
Interest income	199	45
Interest expense	(318)	(432)
Other	4	2

	(115)	(385)

INCOME BEFORE INCOME TAXES	16,393	30,998

Income tax expense	6,352	12,012

NET INCOME	$10,041	$18,986

Earnings per share:
Basic	$.50	$.97

Diluted	$.50	$.96

Dividends per share	$.10	$.08

Weighted average shares outstanding:
Basic	19,962	19,562

Diluted	20,115	19,818

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2005	2004
	(In thousands)
Operating activities
Net income	$10,041	$18,986

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,267	6,454
Change in assets and liabilities:
Accounts receivable, net	6,983	2,463
Inventories	2,727	(5,304)
Other assets	1,139	(1,322)
Accounts payable and accrued expenses	(11,559)	(6,310)

Total adjustments	5,557	(4,019)

Net cash provided by operating activities	15,598	14,967

Investing activities
Other investment	0	(1,597)
Capital expenditures	(15,476)	(6,663)
Net proceeds from sales of property and equipment	7	29

Net cash used in investing activities	(15,469)	(8,231)

Financing activities
Principal payments on long-term debt	(125)	(120)
Net proceeds from common stock issued (10,125 shares in 2005 and 143,062 shares in 2004)	232	2,234
Dividends paid	(1,997)	(1,573)

Net cash provided by (used in) financing activities	(1,890)	541

Net change in cash and cash equivalents	(1,761)	7,277
Cash and cash equivalents at beginning of period	75,910	22,224

Cash and cash equivalents at end of period	$74,149	$29,501

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2005

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

The consolidated balance sheet at October 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2004.

NOTE 2—INVENTORIES

Inventories consisted of the following:

	January 31,	October 31,
	2005	2004
	(In thousands)
Live poultry-broilers and breeders	$41,375	$45,318
Feed, eggs and other	7,134	10,081
Processed poultry	15,217	11,024
Processed food	5,292	5,172
Packaging materials	3,858	4,008

	$72,876	$75,603

NOTE 3–STOCK SPLIT

On January 29, 2004, the Board of Directors declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. This dividend was paid February 26, 2004 to stockholders of record on February 10, 2004. Share and per share data in this report has been adjusted to reflect this stock split. Cash was paid in lieu of fractional shares.

Note 4–NEW ACCOUNTING PRONOUNCEMENT

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Reserch Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. We expect to adopt Statement 123(r) on July 1, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2005, the related consolidated statements of income and cash flows for the three-month periods ended January 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. as of October 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 23, 2005

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2004.

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

EXECUTIVE OVERVIEW OF RESULTS

     Market prices for all poultry products showed improvement for the first quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004 but were mixed when compared to the first quarter of fiscal 2004. Although operating costs for the first quarter of fiscal 2005 still reflected the higher grain prices incurred by the Company during late fiscal 2004, the Company began to realize significant savings during December 2004 and January 2005 as favorable feed grain costs were included in cost of sales. The Company expects to benefit from lower costs of feed grains for the remainder of fiscal 2005.

RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 2005 were $233.3 million, an increase of $6.8 million or 3.0% as compared to net sales of $226.4 during the first quarter of fiscal 2004. Net sales of poultry products were $206.7 million, an increase of $9.0 million or 4.6% during the three months ended January 31, 2005 as compared to the three months ended January 31, 2004. This increase in the net sales of poultry products is the result of an increase in the pounds of poultry products sold during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 of 6.7%. The additional pounds sold during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 resulted from an increase in the number of chickens processed of 6.4% and an increase in the average live weight of chickens processed of 2.8%. The Company’s average sale price of poultry products decreased 2.0% during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Market prices for all poultry products showed improvement from the fourth quarter of fiscal 2004, but were mixed when compared to the first quarter of fiscal 2004. As measured by a simple average of the Georgia dock price for whole chickens, market prices increased 7.4% during the three months ended January 31, 2005 as compared to the three months ended January 31, 2004. However, boneless breast and breast tender prices during the quarter were approximately 9.7% and 24.6% lower than during the same quarter a year ago. Net sales of prepared food products decreased $2.2 million or 7.6% and resulted from a decrease in the pounds of prepared food products sold of approximately 7.8%.

     Cost of sales for the first quarter of fiscal 2005 were $203.8 million as compared to $183.8 million during the first quarter of fiscal 2004. The increase of $20.0 million or 10.9% pertains to the increase in the pounds of poultry products sold of 6.7% during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 and higher grain costs the Company incurred during the fourth quarter of fiscal 2004 which were included in the cost of poultry sold during the first quarter of fiscal 2005. While the Company’s cost of sales for the first quarter of fiscal 2005 still reflected the higher grain prices incurred in late fiscal 2004, by the end of the first quarter of fiscal 2005 the Company began to realize significant savings from feed grains. Average market prices for corn and soybean meal were 15.4% and 32.0% lower during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Based on current trends, the Company expects to realize savings of between $60.0 million and $65.0 million during fiscal 2005 as compared to fiscal 2004. Cost of sales of prepared food products decreased $3.4 million as a result of the decrease in the pounds of prepared food products sold of 7.8% and lower market prices for poultry products. The prepared foods operation purchases most of its chicken from the Company’s poultry operations, and such chicken is a major component of its raw materials.

     Selling, general and administrative expenses during the first three months of fiscal 2005 as compared to the first three months of fiscal 2004 increased $1.8 million. This increase is the result of the cost of the Company’s advertising program and administrative costs incurred for the start up of the new poultry processing complex in south Georgia which the Company expects will begin operations during the fourth quarter of fiscal 2005.

     The Company’s operating income for the three months ended January 31, 2005, was $16.5 million compared to $31.4 million for the three months ended January 31, 2004. The reduction in the Company’s operating income of $14.9 million is the result of higher grain prices incurred in late fiscal 2004 and lower average sale prices of poultry products. However, the Company expects feed grain cost to be significantly lower for the remainder of fiscal 2005 as compared to the same period during fiscal 2004. Based on grain needs already priced for fiscal 2005 and current trends in grain prices, the Company expects grain prices to be between $60.0 million and $65.0 million lower during fiscal 2005.

     Interest expense for the first quarter of fiscal 2005 was $318,000 as compared to $432,000 for first quarter of fiscal 2004, reflecting lower outstanding debt.

     The Company’s effective tax rate during the first quarter of fiscal 2005 and fiscal 2004 was 38.75%.

     Net income for the three months ended January 31, 2005 was $10.0 million, or $.50 per diluted share, compared with net income of $19.0 million, or $.96 per diluted share for the three months ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s working capital at January 31, 2005 was $149.0 million and its current ratio was 3.7 to 1. This compares to working capital of $150.6 million and a current ratio of 3.3 to 1 as of October 31, 2004. During the first three months ended January 31, 2005, the Company spent approximately $15.5 million on planned capital projects, which includes $10.5 million on the new complex in south Georgia.

     On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Share and per share data have been adjusted to reflect this stock split.

     The Company’s capital budget for fiscal 2005 is approximately $126.3 million, and will be funded by cash on hand, internally generated working capital and cash flows from operations. If needed, the Company has a $100.0 million revolving line of credit available. The $126.3 million fiscal 2005 capital budget includes approximately $7.2 million in operating leases, $13.0 million for the construction of a new corporate office building, and $88.5 million on the new poultry complex in south Georgia. The Company expects operations to begin at the new complex during the fourth quarter of fiscal 2005. Without operating leases, the new office building and the Georgia complex, the Company’s capital budget for fiscal 2005 would be a maintenance level budget of approximately $17.6 million.

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

     A customer of the Company’s for many years filed for protection under Chapter 11 of the United States Bankruptcy Code on February 22, 2005. The Company’s exposure at the time of the filing was not material to its financial position and results of operations.

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

     The Company continually reevaluates the carrying value of its long-lived assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this re-evaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset. If the Company’s assumptions with respect to the future expected cash flows associated with the use of long-lived assets currently recorded change, then the Company’s determination that no impairment charges are necessary may change and result in the Company recording an impairment charge in a future period. The Company did not identify any indicators of impairment during the current fiscal period.

     Accrued Self Insurance

     Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. If historical experience proves not to be a good indicator of future expenses, if management were to use different actuarial assumptions, or if there is a negative trend in the Company’s claims history, there could be a significant increase or decrease in cost of sales depending on whether these expenses increased or decreased, respectively.

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

     New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin

(“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. We expect to adopt Statement 123(r) on July 1, 2005.

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

     Generally, the Company purchases its corn, soybean meal and other feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The Company sometimes will purchase feed ingredients for deferred delivery that typically ranges from one month to twelve months after the time of purchase. The grain purchases are made directly with our usual grain suppliers, which are companies in the regular business of supplying grain to end users, and do not involve options to purchase. Such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to buy grain for deferred delivery include:

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

     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2005. At January 31, 2005, none of the Company’s outstanding debt had a variable interest rate. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.

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

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2005. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     A lawsuit filed on May 19, 2003, on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights” is described in detail under “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004. This lawsuit was severed into six separate causes of action by order of the court dated August 26, 2004. A case management conference for each of the six cases was held on December 28, 2004, during which various procedural issues related to discovery were settled. Discovery in each case will commence in accordance with agreements reached at the conference.

Item 4. Submission of Matters to a Vote of Security Holders

     At the 2005 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 17, 2005, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2008 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	For	Withheld
Lampkin Butts	16,833,933	929,462
Beverly W. Hogan	16,872,154	891,241
Phil K. Livingston	16,599,859	1,163,536
Charles W. Ritter, Jr.	16,818,708	944,687
Joe F. Sanderson, Jr.	16,831,283	932,112

     By a vote of 17,177,640 for, 572,497 against, and 13,258 abstaining, the shareholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending October 31, 2004.

     By a vote of 11,752,251 for, 1,663,400 against and 642,739 abstaining, the shareholders approved a Stock Incentive Plan for directors, executive officers and other key managers of the Company. See Exhibit 10.2.

Item 5. Other Information

     (a) The following information is provided in response to Item 1.01 of Form 8-K, Entry into a Material Definitive Agreement, in lieu of a separate filing of Form 8-K for February 17, 2005.

     On February 17, 2005, the Registrant’s shareholders approved (see Item 4 above), and its board of directors thereafter adopted, the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, which became effective on that date.

     The objectives of the Plan are to align closely the long-term financial interests of the Registrant’s management with those of its shareholders; to provide management with an equity ownership commensurate with the Company’s performance; to attract, motivate and retain key employees and non-employee directors; and to provide an incentive to management for continued employment.

     The number of shares of Common Stock reserved for purposes of the Plan is 2,250,000, which includes shares that are used for awards still outstanding under the Registrant’s Stock Option Plan. No further awards may be made under the Stock Option Plan.

     The following types of awards may be made under the Plan by the Plan administrator, which is the Board of Directors or, to the extent the Board delegates its authority, its Compensation Committee.

•	Incentive stock options,

•	Nonqualified stock options,

•	Stock appreciation rights,

•	Restricted stock (limited to 562,500 shares),

•	Restricted stock units,

•	Performance shares,

•	Phantom stock units,

•	Share purchase rights, and

•	Other stock-based awards.

     Eligible participants are directors, executive officers and other key employees of the Registrant and its subsidiaries who occupy responsible managerial and professional positions and have the capability of making substantial contributions to the success of the Registrant.

     The Plan is further described in, and a copy of it is appended as Exhibit B to, the Registrant’s Proxy Statement (and Supplement thereto) for its Annual Shareholders Meeting held February 17, 2005. The foregoing information about the Plan is necessarily not complete, and reference is made to the description and copy contained in the Proxy Statement (and Supplement thereto), such information being qualified in its entirety by such reference. The Proxy Statement and Supplement are available on the SEC’s website, www.sec.gov, and on the Registrant’s website, www.sandersonfarms.com.

     (b) On February 17, 2005, the Company’s Board of Directors adopted minor amendments to the charter for the Board’s Audit Committee. The charter, as amended, is attached as Exhibit 99.1.

     Item 6. Exhibits

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

     Exhibit 3.7 Bylaws of the Registrant, amended and restated as of February 26 ,2004. (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.)

     Exhibit 10.1 Sanderson Farms, Inc. Bonus Award Program effective November 1, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report (Form 8-K) for December 2, 2004

     Exhibit 10.2 Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s definitive Proxy Statement for its Annual Meeting held February 17, 2005.)

Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.

Exhibit 31.1* Certification of Chief Executive Officer.

Exhibit 31.2* Certification of Chief Financial Officer.

Exhibit 32.1** Section 1350 Certification.

Exhibit 32.2** Section 1350 Certification.

Exhibit 99.1* Audit Committee Charter, as amended February 17, 2005.

* Filed herewith.

** Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: February 24, 2005	By: /s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 24, 2005
By: /s/ James A. Grimes
Secretary and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of February 26, 2004. (Incorporated by reference to Exhibit 3.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.)

10.1	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Current Report (Form 8-K) for December 2, 2004.)

10.2	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s definitive Proxy Statement for its Annual Meeting held February 17, 2005.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

99.1**	Audit Committee Charter, as amended February 17, 2005.

* Filed herewith.

** Furnished herewith.

1