Form 10-Q
period 2005-04-30
SANDERSON FARMS INC
filed 2005-05-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value 20,380,905 shares outstanding as of April 30, 2005.

2nd quarter Form 10-Q

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—April 30, 2005 and October 31, 2004

Condensed consolidated statements of income—Three months and six months ended April 30, 2005 and 2004

Condensed consolidated statements of cash flows–Six months ended April 30, 2005 and 2004

Notes to condensed consolidated financial statements—April 30, 2005

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES
EX-10.6 AGREEMENT DATED MAY 18, 2005
EX-15 ACCOUNTANTS LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$74,990	$75,910
Accounts receivable, net	38,301	49,240
Inventories	73,079	75,603
Refundable income taxes	0	2,592
Prepaid expenses	12,857	13,077

Total current assets	199,227	216,422
Property, plant and equipment	457,926	399,398
Less accumulated depreciation	(253,963)	(242,685)

	203,963	156,713
Other assets	2,249	1,872

Total assets	$405,439	$375,007

Current liabilities:
Accounts payable and accrued expenses	$58,201	$61,413
Current maturities of long-term debt	4,391	4,385

Total current liabilities	62,592	65,798
Long-term debt, less current maturities	10,787	10,918
Claims payable	2,600	2,600
Deferred income taxes	15,538	16,350
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares – 20,380,905 and 19,959,238 at April 30, 2005 and October 31, 2004, respectively	20,381	19,959
Paid-in capital	21,892	4,956
Unearned compensation	(15,303)	0
Retained earnings	286,952	254,426

Total stockholders’ equity	313,922	279,341

Total liabilities and stockholders’ equity	$405,439	$375,007

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net sales	$259,176	$272,710	$492,466	$499,151
Cost and expenses:
Cost of sales	199,979	203,495	403,734	387,293
Selling, general and administrative	16,385	14,243	29,412	25,503

	216,364	217,738	433,146	412,796

OPERATING INCOME	42,812	54,972	59,320	86,355
Other income (expense):
Interest income	422	50	621	95
Interest expense	0	(432)	(318)	(864)
Other	64	5	68	7

	486	(377)	371	(762)

INCOME BEFORE INCOME TAXES	43,298	54,595	59,691	85,593
Income tax expense	16,778	21,158	23,130	33,170

NET INCOME	$26,520	$33,437	$36,561	$52,423

Earnings per share:
Basic	$1.33	$1.69	$1.83	$2.67

Diluted	$1.32	$1.67	$1.82	$2.64

Dividends per share	$.10	$.08	$.20	$.16

Weighted average shares outstanding:
Basic	20,002	19,753	19,982	19,655

Diluted	20,128	19,972	20,121	19,893

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30,
	2005	2004
	(In thousands)
Operating activities
Net income	$36,561	$52,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,550	12,937
Non-cash stock compensation	495	0
Change in assets and liabilities:
Accounts receivable, net	10,939	(2,294)
Inventories	2,524	(14,791)
Other assets	(269)	(169)
Accounts payable and accrued expenses	(1,446)	(5,896)

Total adjustments	24,793	(10,213)

Net cash provided by operating activities	61,354	42,210
Investing activities
Other investment	0	(1,597)
Capital expenditures	(59,697)	(14,182)
Net proceeds from sales of property and equipment	9	47

Net cash used in investing activities	(59,688)	(15,732)
Financing activities
Principal payments on long-term debt	(125)	(120)
Purchase and retirement of common stock (900 shares in 2004)	0	(33)
Net proceeds from issuance of common stock (66,520 shares in 2005 and 272,768 shares in 2004)	1,574	5,787
Dividends paid	(4,035)	(3,162)

Net cash provided by (used in) financing activities	(2,586)	2,472

Net change in cash and cash equivalents	(920)	28,950
Cash and cash equivalents at beginning of period	75,910	22,224

Cash and cash equivalents at end of period	$74,990	$51,174

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2005

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	April 30,	October 31,
	2005	2004
	(In thousands)
Live poultry-broilers and breeders	$43,065	$45,318
Feed, eggs and other	7,807	10,081
Processed poultry	13,285	11,024
Processed food	5,207	5,172
Packaging materials	3,715	4,008

	$73,079	$75,603

NOTE 3–NEW STOCK PLANS

The following describes major changes to benefit plans which have occurred since October 31, 2004. Refer to Notes 7 and 8 of our October 31, 2004 audited financial statements for further information on our employee benefit plans and stock option plans.

On February 17, 2005, the shareholders of the Company approved the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (the “Plan”). The Plan allows the Company’s board of directors to grant certain incentive awards including stock options, stock appreciation rights, restricted stock, and other similar awards. The Company may award up to 2,250,000 shares under the Plan. Incentive awards granted under the Plan are accounted for in accordance with APB Opinion No. 25, “Accounting for Stock issued to Employees” and related interpretations.

Pursuant to the Plan, on February 23, 2005, the Company’s board of directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s board of directors. Restricted stock granted to non-employee directors vests three years from the date of grant and all other restricted stock granted pursuant to the Plan vests ten years from the date of grant. The vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock grants are recorded as unearned compensation and are recognized as compensation expense over the vesting period. During the quarter ended April 30, 2005, the Company issued a total of 354,000 shares of restricted stock valued at $44.56 per share. Compensation expense related to restrict stock grants totaled $495,000 in the quarter ended April 30, 2005.

Also on February 23, 2005, the Company’s board of directors approved the Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s board of directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100% of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15% of their salary and up to 75% of their bonus in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25% of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, retirement or change in control, as defined. If a participant’s employment is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recorded as unearned compensation and are recognized as compensation expense over the vesting period. During the quarter ended April 30, 2005, the participants purchased a total of 930 shares of restricted stock pursuant to the Purchase Plan valued at $43.21 per share and the Company issued 217 matching shares valued at $43.21 per share. Compensation expense related to the Company’s matching contribution totaled approximately $1,000 in the quarter ended April 30, 2005.

NOTE 4–STOCK SPLIT

On January 29, 2004, the Board of Directors declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. This dividend was paid February 26, 2004 to stockholders of record on February 10, 2004. Share and per share data in this report has been adjusted to reflect this stock split. Cash was paid in lieu of fractional shares.

NOTE 5-EARNINGS PER SHARE

Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. There were 126,000 and 219,000 weighted average dilutive shares outstanding for the three months ended April 30, 2005 an April 30, 2004, respectively. For the six months ended April 30, 2005 and 2004 there were 139,000 and 238,000 weighted average dilutive shares outstanding, respectively. The calculation of dilutive net income per share did not include restricted stock for the quarter and the six months ended April 30, 2005 because their inclusion would be anti-dilutive.

NOTE 6–NEW ACCOUNTING PRONOUNCEMENT

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

In December, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our October 31, 2004 audited financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the income tax benefits of such deductions were $666,000 and $1,709,000 for the three months ended April 30, 2005 and 2004, respectively, and $773,000 and $2,729,000 for the six months ended April 30, 2005 and 2004, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended April 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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
May 20, 2005

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

EXECUTIVE OVERVIEW OF RESULTS

     Market prices for all poultry products showed improvement for the second quarter and first six months of fiscal 2005 as compared to the fourth quarter of fiscal 2004 but were lower when compared to the same periods of fiscal 2004. Although operating costs for the first quarter of fiscal 2005 still reflected the higher grain prices incurred by the Company during late fiscal 2004, the Company began to realize significant savings during the later part of the first quarter of fiscal 2005 as favorable feed grain costs were included in cost of sales. While the Company does not expect to experience the record high prices for poultry products it enjoyed during the summer of 2004, the Company expects to benefit from lower costs of feed grains for the remainder of fiscal 2005.

RESULTS OF OPERATIONS:

The Company’s net sales for the second quarter of fiscal 2005 were $259.2 million as compared to $272.7 million during the second quarter of fiscal 2004, a decrease of $13.5 million. Net sales of poultry products decreased $13.1 million or 5.3%, which was the result of a decrease in the Company’s average sales price of poultry products of 12.1% offset by an increase in the pounds of poultry products sold of 7.7%. The increase in the pounds of poultry sold was due to an increase in the average live weight of chickens sold of 1.25% and an increase in sales of certain products sold in countries in the Far East. During the second quarter of fiscal 2005, market prices for poultry products decreased as compared to the second quarter of fiscal 2004. For example, market prices for boneless breast meat and tenders decreased 24.6% and 28.9%, respectively for the second quarter. Market prices for wings and leg quarters were also down, averaging 14.1% and 6.4% lower during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Net sales of prepared food products decreased $464,000 or 1.9% during the second quarter of fiscal 2005 and resulted from a decrease in the pounds of prepared food products sold of 6.9% offset by a 5.4% increase in the average sales price.

For the six months ended April 30, 2005, the Company’s net sales were $492.5 million as compared to $499.2 million, a decrease of $6.7 million or 1.3%. The Company’s net sales of poultry products sold during the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 decreased $4.0 million or .9%. The Company’s pounds of poultry products sold increased 7.2% during the first half of fiscal 2005 as compared to the pounds of poultry products sold during the first half of fiscal 2004. This increase in the pounds of poultry products sold resulted from an increase of 2.5% in the number of chickens sold, a 2.0% increase in the average live weight of chickens sold and favorable demand for certain products sold to countries in the Far East. Despite the increase in the pounds of poultry products sold, net sales decreased as a result of lower prices for the Company’s poultry products. Although a simple average of the Georgia dock price for whole chickens increased 4.2%, market prices for boneless breast meat and breast tender prices for the six months were down 18.6% and 27.5%, respectively. In addition, market prices for wings and leg quarters were down for the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 by 5.6% and 3.3%, respectively. Net sales of prepared food products decreased $2.6 million or 4.9% during the first half of fiscal 2005 as compared to the first half of fiscal 2004 primarily as the result of a decrease in the pounds of prepared food products sold.

Cost of sales for the second quarter of fiscal 2005 was approximately $200.0 million, a decrease of $3.5 million or 1.7%. The Company’s cost of poultry products sold during the three months ended April 30, 2005 was $178.1 million, or an increase of $1.6 million, which is the result of the increase in the pounds of poultry products sold of 7.7%, offset by lower grain costs. The average cost of sales of poultry products per pound decreased approximately 6.3% during the second quarter of fiscal 2005 due to lower cost of feed grains. Market prices for corn and soybean meal during the second quarter of fiscal 2005 were significantly lower, by 25.4% and 33.6%, respectively. For the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, cost of sales of the Company’s prepared foods operation decreased $5.1 million or 19.0%. This decrease is a result of a decrease in the price of poultry products, which is a primary raw material for the prepared foods division, and to a lesser extent, a decrease in the pounds of prepared food products sold. The prepared foods operation purchases most of its chicken from the Company’s poultry operations.

For the six months ended April 30, 2005 the Company’s cost of sales was $403.7 million, an increase of $16.4 million or 4.2% as compared to the Company’s cost of sales for the same period during fiscal 2004. Cost of sales of poultry products increased $25.0 million or 7.5% during the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. This increase in the Company’s cost of sales of poultry products resulted from an increase in the pounds of poultry products sold of 7.2% and higher grain costs the Company incurred during the fourth quarter of fiscal 2004, which costs were included in the cost of poultry sold during the first quarter of fiscal 2005. While the Company’s cost of sales for the first six months of fiscal 2005 still reflected the higher grain prices incurred in late fiscal 2004, by the end of the first quarter of fiscal 2005 the Company began to realize significant savings from feed grains. Average market prices for corn and soybean meal were 21.0% and 32.9% lower during the first half of fiscal 2005 as compared to the first half of fiscal 2004. Cost of sales of prepared food products decreased $8.5 million as a result of the decrease in the pounds of prepared food products sold of 7.3% and lower prices for poultry products.

Selling general and administrative costs increased $2.1 million and $3.9 million during the three-month and six-month periods ended April 30, 2005 as compared to the same periods in fiscal 2004. The increases are the result of the start-up of the new poultry complex in south Georgia and increased advertising costs. The Company will continue to incur costs for training and other start-up related expenditures through the remainder of fiscal 2005.

The Company’s operating income for the three months ended April 30, 2005, was $42.8 million, a decrease of $12.2 million when compared to the Company’s operating income for the three months ended April 30, 2004. For the first half of fiscal 2005 as compared to the first half of fiscal 2004 the Company’s operating income decreased $27.0 million to $59.3 million. The lower operating margins for the three- and six-month periods ended April 30, 2005 resulted from lower prices for the Company’s poultry products, higher grain prices incurred in late fiscal 2004, which negatively impacted earnings in the first quarter of fiscal 2005, and administrative costs associated with the start-up of the new complex in Moultrie and Adel Georgia. The Company began to benefit from favorable market prices for feed grains towards the end of the first quarter and into the second quarter of fiscal 2005. The Company expects feed grain costs to be significantly lower for the remainder of fiscal 2005 as compared to the same period during fiscal 2004. Based on grain needs already priced for fiscal 2005 and current market trends in grain prices, the Company expects grain costs to be between $60.0 million and $65.0 million lower during fiscal 2005 as compared to the previous year.

Interest expense for the second quarter of fiscal 2005 decreased $432,000 as compared to the second quarter of fiscal 2004. Interest expense for the first six months of fiscal 2005 decreased $546,000 as compared to the first six months of fiscal 2004. The decrease in interest expense during fiscal 2004 resulted from interest capitalized to the cost of construction of the new complex in south Georgia, and the new general office facility under construction in Laurel, Mississippi and lower outstanding debt.

The Company’s effective tax rate during fiscal 2005 and fiscal 2004 was 38.75%.

Net income for the second quarter of fiscal 2005 was $26.5 million or $1.32 per fully diluted share as compared to $33.4 million or $1.67 per fully diluted share during the second quarter of fiscal 2004. Net income for the first half of fiscal 2005 was $36.6 million or $1.82 per fully diluted share as compared to $52.4 million or $2.64 per fully diluted share for the first six months of fiscal 2004. During the first quarter of fiscal 2004, the Company recognized $177,000, net of income taxes, for Sanderson Farms’ share in the partial settlement of lawsuits against vitamin and methionine suppliers. The Company has not received any related recoveries, nor does the Company expect to receive any during fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s working capital at April 30, 2005 was $136.6 million and its current ratio was 3.2 to 1. This compares to working capital of $150.6 million and a current ratio of 3.3 to 1 as of October 31, 2004. During the first six months ended April 30, 2005, the Company spent approximately $59.7 million on planned capital projects, which includes $45.7 million on the new complex in south Georgia.

     On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Share and per share data have been adjusted to reflect this stock split.

     The Company’s capital budget for fiscal 2005 is approximately $132.2 million, and will be funded by cash on hand, internally generated working capital and cash flows from operations. If needed, the Company has a $100.0 million revolving line of credit available. The $132.2 million fiscal 2005 capital budget includes approximately $7.2 million in operating leases, $13.0 million for the construction of a new corporate office building, and $88.5 million on the new poultry complex in south Georgia. The Company expects operations to begin at the new complex during August 2005. Without operating leases, the new office building and the Georgia complex, the Company’s capital budget for fiscal 2005 would be a maintenance level budget of approximately $23.5 million.

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

     One of the Company’s long standing customers filed for protection under Chapter 11 of the United States Bankruptcy Code on February 22, 2005. The Company’s exposure to that customer at the time of the filing was not material to its financial position and results of operations.

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

     Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The cost associated with broiler inventories, consisting principally of chicks, feed, medicine and payments to the growers who raise the chicks for us, are accumulated during the growing period. The cost associated with breeder inventories, consisting principally of breeder chicks, feed, medicine and grower payments are accumulated during the growing period. Capitalized breeder costs are then amortized over nine months using the straight-line method. Mortality of broilers and breeders is charged to cost of sales as incurred. If market prices for chickens, feed or medicine or if grower payments increase (or decrease) during the period, the Company could have an increase (or decrease) in the market value of its inventory as well as an increase (or decrease) in costs of sales. Should the Company decide that the nine month amortization period used to amortize the breeder costs is no longer appropriate as a result of operational changes, a shorter (or longer) amortization period could increase (or decrease) the costs of sales recorded in future periods. High mortality from disease or extreme temperatures would result in abnormal charges to cost of sales to write-down live poultry inventories.

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

     The Company continually evaluates the carrying value of its long-lived assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this evaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset. If the Company’s assumptions with respect to the future expected cash flows associated with the use of long-lived assets currently recorded change, then the Company’s determination that no impairment charges are necessary may change and result in the Company recording an impairment charge in a future period. The Company did not identify any indicators of impairment during the current fiscal period.

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

     New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

In December, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.

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

     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2005. At April 30, 2005, none of the Company’s outstanding debt had a variable interest rate. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.

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

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2005. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on February 17, 2005. For a description of the matters voted on at the meeting, please see Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

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

     Exhibit 3.7 Bylaws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

     Exhibit 10.1 Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement for its Annual Meeting held February 17, 2005.)

     Exhibit 10.2 Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

     Exhibit 10.3 Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

     Exhibit 10.4 Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

     Exhibit 10.5 Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

     Exhibit 10.6* Agreement dated May 18, 2005 and effective February 27, 2005 through December 31, 2007 between Sanderson Farms, Inc. (Production Division) and the United Food and Commercial Workers, Local 1529, AFL-CIO, relating to certain of the Company’s McComb, Mississippi production division employees.

     Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.

     Exhibit 31.1* Certification of Chief Executive Officer.

     Exhibit 31.2* Certification of Chief Financial Officer.

     Exhibit 32.1** Section 1350 Certification.

     Exhibit 32.2** Section 1350 Certification.

* Filed herewith.

** Furnished herewith.

(b) The following current report on Form 8-K was filed during the three months ended April 30, 2005:

     On March 1, 2005, the Company filed a current report on Form 8-K dated February 23, 2005 reporting, pursuant to Item 1.01, the approval of the Company’s Board of Directors of the forms of four agreements for use under its Stock Incentive Plan. The following four form agreements were filed with the Report:

•	Restricted Stock Agreement (Non-Employee Director)

•	Restricted Stock Agreement (Management Employee)

•	Share Purchase Agreement (Management Share Purchase Plan (Non-Employee Director Agreement))

•	Share Purchase Agreement (Management Share Purchase Plan (Management Employee))

     The current report also furnished, pursuant to Item 2.02, a press release announcing its earnings for the first fiscal quarter ended January 31, 2005 and a transcript of the Company’s conference call discussing its earnings for the quarter. The report contained the following unaudited financial statements:

•	Condensed consolidated balance sheets – October 31, 2004 and January 31, 2005

•	Condensed consolidated statements of income – Three months ended January 31, 2005 and 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: May 24, 2005	By: /s/ D. Michael Cockrell

Treasurer and Chief
Financial Officer

Date: May 24, 2005	By: /s/ James A. Grimes

Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement for its Annual Meeting held February 17, 2005.)

10.2	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.

10.3	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.4	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.5	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.6*	Agreement dated May 18, 2005 and effective February 27, 2005 through December 31, 2007 between Sanderson Farms, Inc. (Production Division) and the United Food and Commercial Workers, Local 1529, AFL-CIO, relating to certain of the Company’s McComb, Mississippi production division employees.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

Exhibit
Number	Description of Exhibit
32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

* Filed herewith.

** Furnished herewith.