Form 10-Q
period 2005-07-31
SANDERSON FARMS INC
filed 2005-08-23
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value 20,393,210 shares outstanding as of July 31, 2005.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—July 31, 2005 and October 31, 2004

Condensed consolidated statements of income—Three months and nine months ended July 31, 2005 and 2004

Condensed consolidated statements of cash flows—Nine months ended July 31, 2005 and 2004

Notes to condensed consolidated financial statements—July 31, 2005

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES
EX-10.1 LEASE AGREEMENT
EX-10.2 BOND PURCHASE LOAN AGREEMENT
EX-10.3 SHARE PURCHASE AGREEMENT
EX-10.4 SHARE PURCHASE AGREEMENT
EX-15 ACCOUNTANTS' LETTER
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$60,278	$75,910
Accounts receivable, net	39,089	49,240
Inventories	79,376	75,603
Refundable income taxes	0	2,592
Prepaid expenses	12,714	13,077

Total current assets	191,457	216,422
Property, plant and equipment	482,580	399,398
Less accumulated depreciation	(248,253)	(242,685)

	234,327	156,713
Other assets	1,840	1,872

Total assets	$427,624	$375,007

Current liabilities:
Accounts payable and accrued expenses	$62,192	$61,413
Current maturities of long-term debt	4,391	4,385

Total current liabilities	66,583	65,798
Long-term debt, less current maturities	6,787	10,918
Claims payable	2,600	2,600
Deferred income taxes	14,695	16,350
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 20,393,210 and 19,959,238 at July 31, 2005 and October 31, 2004, respectively	20,393	19,959
Paid-in capital	21,937	4,956
Unearned compensation	(14,306)	0
Retained earnings	308,935	254,426

Total stockholders’ equity	336,959	279,341

Total liabilities and stockholders’ equity	$427,624	$375,007

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net sales	$264,650	$293,923	$757,116	$793,074
Cost and expenses:
Cost of sales	207,304	222,011	611,038	609,304
Selling, general and administrative	18,406	16,137	47,818	41,640

	225,710	238,148	658,856	650,944

OPERATING INCOME	38,940	55,775	98,260	142,130
Other income (expense):
Interest income	331	101	952	196
Interest expense	(58)	(383)	(376)	(1,247)
Other	7	(69)	75	(62)

	280	(351)	651	(1,113)

INCOME BEFORE INCOME TAXES	39,220	55,424	98,911	141,017
Income tax expense	15,198	21,480	38,328	54,650

NET INCOME	$24,022	$33,944	$60,583	$86,367

Earnings per share:
Basic	$1.20	$1.71	$3.03	$4.38

Diluted	$1.19	$1.69	$3.01	$4.33

Dividends per share	$.10	$.08	$.30	$.24

Weighted average shares outstanding:
Basic	20,032	19,905	19,999	19,739

Diluted	20,149	20,090	20,130	19,960

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,
	2005	2004
	(In thousands)
Operating activities
Net income	$60,583	$86,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,834	19,659
Non-cash stock compensation	1,153	0
Change in assets and liabilities:
Accounts receivable, net	10,151	(8)
Inventories	(3,773)	(20,990)
Other assets	113	489
Accounts payable and accrued expenses	1,716	2,537

Total adjustments	28,194	1,687

Net cash provided by operating activities	88,777	88,054
Investing activities
Other investment	0	(1,597)
Capital expenditures	(96,197)	(17,244)
Net proceeds from sales of property and equipment	31	88

Net cash used in investing activities	(96,166)	(18,753)
Financing activities
Principal payments on long-term debt	(4,125)	(10,420)
Purchase and retirement of common stock (900 shares in 2004)	0	(33)
Net proceeds from issuance of common stock (83,950 shares in 2005 and 363,012 shares in 2004)	1,956	7,865
Dividends paid	(6,074)	(4,757)

Net cash used in financing activities	(8,243)	(7,345)

Net change in cash and cash equivalents	(15,632)	61,956
Cash and cash equivalents at beginning of period	75,910	22,224

Cash and cash equivalents at end of period	$60,278	$84,180

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2005
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	July 31,	October 31,
	2005	2004
	(In thousands)
Live poultry-broilers and breeders	$45,430	$45,318
Feed, eggs and other	9,700	10,081
Processed poultry	13,735	11,024
Processed food	6,596	5,172
Packaging materials	3,915	4,008

	$79,376	$75,603

NOTE 3—NEW STOCK PLANS
The following describes major changes to benefit plans that have occurred since October 31, 2004. Refer to Notes 7 and 8 of our October 31, 2004 audited financial statements for further information on our employee benefit plans and stock option plans.
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
Pursuant to the Plan, on February 23, 2005, the Company’s board of directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s board of directors. Restricted stock granted to non-employee directors vests three years from the date of grant and all other restricted stock granted pursuant to the Plan vests ten years from the date of grant. The vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant. Restricted stock grants are recorded as unearned compensation and are recognized as compensation expense over the vesting period. During the quarter ended April 30, 2005, the Company issued a total of 354,000 shares of restricted stock valued at $44.56 per share. During the third quarter of fiscal 2005, 8,000 shares granted on February 23, 2005 were forfeited. Compensation expense related to restricted stock grants totaled $655,000 and $1,150,000 during the three and nine months ended July 31, 2005, respectively.
Also on February 23, 2005, the Company’s board of directors approved the Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s board of directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100% of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15% of their salary and up to 75% of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25% of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, retirement or change in control, as defined. If a participant’s employment is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recorded as unearned compensation and are recognized as compensation expense over the vesting period. During the nine months ended July 31, 2005, the participants purchased a total of 3,835 shares of restricted stock pursuant to the Purchase Plan valued at $44.92 per share and the Company issued 929 matching shares valued at $44.94 per share. Compensation expense related to the Company’s matching contribution totaled approximately $2,600 and $3,100 during the three and nine months ended July 31, 2005.
NOTE 4—STOCK SPLIT
On January 29, 2004, the Board of Directors declared a 3 for 2 stock split effected in the form of a 50% stock dividend. This dividend was paid February 26, 2004 to stockholders of record on February 10, 2004. Share and per share data in this report has been adjusted to reflect this stock split. Cash was paid in lieu of fractional shares.
NOTE 5—EARNINGS PER SHARE
Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. There were 117,000 and 185,000 weighted average dilutive shares outstanding for the three months ended July 31, 2005 and July 31, 2004, respectively. For the nine months ended July 31, 2005 and 2004 there were 131,000 and 221,000 weighted average dilutive shares outstanding, respectively. The calculation of dilutive net income per share includes the dilutive effect of the restricted stock grant on February 23, 2005 for the quarter and the nine months ended July 31, 2005 of 3,300 and 200 shares, respectively.
NOTE 6—NEW ACCOUNTING PRONOUNCEMENT
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
In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our October 31, 2004 audited financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the income tax benefits of such deductions were $72,000 and $893,000 for the three months ended July 31, 2005 and 2004, respectively, and $845,000 and $3,622,000 for the nine months ended July 31, 2005 and 2004, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended July 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
August 23, 2005

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
     The Company’s poultry operations are integrated through its management of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market prices for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices.

     The Company’s processed and prepared foods product line includes over 100 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users.
     On January 29, 2004, the Company announced a three-for-two stock split effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Per share information in this Quarterly Report reflects the stock split. Cash was paid in lieu of fractional shares.
EXECUTIVE OVERVIEW OF RESULTS
Market prices for all poultry products, except leg quarters, were significantly lower during the three months ended July 31, 2005 as compared to the same period during fiscal 2004. However, during the second and third quarter of fiscal 2005 the Company benefited from lower cost of feed grains, which partially offset the effect of lower poultry prices on the Company’s profitability. While severe hot and dry weather conditions in certain parts of the country have created uncertainty regarding the size of this year’s crop of corn and soybean in the United States, the Company expects feed grain costs to be lower during the fourth quarter of fiscal 2005 as compared to the same period of fiscal 2004. During the three and nine-month periods ended July 31, 2005 the Company incurred start-up related costs at its new complex in South Georgia of approximately $2.3 million and $4.1 million, respectively. The Company will continue to incur similar costs during the fourth quarter of fiscal 2005. Overall, poultry market conditions remain balanced with good consumer demand and expected continued growth in volumes for exports.
RESULTS OF OPERATIONS
Net sales for the third quarter of fiscal 2005 were $264.6 million as compared to $293.9 million during the third quarter of fiscal 2004, a decrease of $29.3 million. Net sales of poultry products decreased $24.8 million or 9.3%, which was caused by a decrease in the average sales price of the Company’s poultry products of 11.3%, offset by an increase in the pounds of poultry products sold of 2.3%. The increase in the pounds of poultry products sold was due to an increase in the average live weight of chickens sold of 1.2% and an increase in the number of chickens sold of 1.1%. Market prices for all poultry products except leg quarters were lower during the three months ended July 31, 2005 as compared to the same period during fiscal 2004. During the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004, market prices for boneless breast meat, tenders and wings decreased 41.0%, 42.1% and 23.1%, respectively. A simple average of the Georgia dock price for whole chickens during the three months ended July 31, 2005 as compared to the three months ended July 31, 2004 decreased approximately 6.3%. However, leg quarter market prices increased 25.4% on strong demand from Russia and other parts of the world. Net sales of prepared food products decreased $4.5 million or 17.0% during the third quarter of fiscal 2005 and resulted primarily from a reduction in the pounds of prepared food products sold of 15.1%.
For the nine months ended July 31, 2005, the Company’s net sales were $757.1 million as compared to $793.1 million, a decrease of $36.0 million or 4.5%. The Company’s net sales of poultry products during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 decreased $28.9 million or 4.0%. The Company’s pounds of poultry products sold increased 5.5% during the first nine months of fiscal 2005 as compared to the pounds of poultry products sold during the first nine months of fiscal 2004. This increase in the pounds of poultry products sold resulted from an increase of 2.0% in the number of chickens sold, a 1.7% increase in the average live weight of chickens sold and the resumption during fiscal 2005 of sales of certain products to countries in the Far East, which sales were curtailed during the comparable period of fiscal 2004 because of political and food safety issues related to avian influenza. Despite the increase in the pounds of poultry products sold, net sales decreased as a result of lower prices for the Company’s poultry products. Market prices for boneless breast meat, tenders and wings were down 27.7%, 33.1% and 11.2%, respectively. However, market prices for leg quarters reflect strong demand and have averaged 6.5% higher during the nine months ended July 31, 2005 as compared to the same period during fiscal 2004. Net sales of prepared food products decreased $7.1 million or 8.9% during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 due to a reduction in the pounds of prepared food products sold of 9.9%.
For the three months ended July 31, 2005 the Company’s cost of sales was approximately $207.3 million, a decrease of $14.7 million or 6.6% as compared to the three months ended July 31, 2004. The Company’s cost of poultry products sold during the third quarter of fiscal 2005 was $187.3 million, a decrease of $5.5 million or 2.9%, which decrease is the result of lower grain costs, offset by the increase in the pounds of poultry products sold of 2.3%. The average cost of sales of poultry products per pound decreased approximately 5.0% during the three months ended July 31, 2005 due to lower cost of feed grains. Market prices for corn and soybean meal during the third quarter of fiscal 2005 were significantly lower, by 18.3% and 24.2%, respectively. For the third quarter of fiscal 2005 as compared to the same quarter during fiscal 2004, cost of sales of the Company’s prepared foods operation decreased $9.2 million or 31.4%. This decrease is a result of a decrease in the price of poultry products, which is a primary raw material for the prepared foods division and, to a lesser extent, a decrease in the pounds of prepared food products sold. The prepared foods operation purchases most of its chicken from the Company’s poultry operations.
For the nine months ended July 31, 2005 the Company’s cost of sales was $611.0 million, an increase of $1.7 million or .3% as compared to the Company’s cost of sales for the same nine month period during fiscal 2004. Cost of sales of poultry products increased $19.4 million or 3.7% during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. This increase in the Company’s cost of sales of poultry products resulted from an increase in the pounds of poultry products sold of 5.5% offset by lower grain costs. Average market prices for corn and soybean meal were 20.1% and 30.0% lower during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. Cost of sales of prepared food products decreased $17.7 million as a result of the decrease in the pounds of prepared food products sold of 9.9% and lower prices for poultry products.
Selling general and administrative costs increased $2.3 million and $6.2 million during the three-month and nine-month periods ended July 31, 2005 as compared to the same periods in fiscal 2004. The increases are the result of expenses related to the preparations for start-up of the Company’s new poultry complex in South Georgia, which complex began operations on August 22, 2005, and increased advertising costs. During the three and nine-months ended July 31, 2005 the Company incurred costs associated with the new South Georgia complex of approximately $2.3 million and $4.1 million, respectively. Until the new plant began operations on August 22, 2005, all costs related to the plant, including salaries of management and supervisory personnel, training expenses and related costs, were recorded as general and administrative costs. The Company will continue to incur costs for training and other start-up related expenditures through the remainder of fiscal 2005. However, now that the plant is operational, most of such costs will be recorded in the Company’s financial statements as cost of sales.
The Company’s operating income for the three months ended July 31, 2005, was $38.9 million, a decrease of $16.8 million when compared to the Company’s operating income for the three months ended July 31, 2004. For the first nine months of fiscal 2005 the Company’s operating income was $98.3 million as compared to the first nine months of fiscal 2004 of $142.1 million, a decrease of $43.8 million. The lower operating margins for the three- and nine-month periods ended July 31, 2005 resulted from lower prices for the Company’s poultry products, higher grain prices incurred in late fiscal 2004 that negatively impacted earnings in the first quarter of fiscal 2005, and administrative costs associated with the start-up of the new complex in Moultrie and Adel Georgia. The Company began to benefit from favorable market prices for feed grains towards the end of the first quarter and into the second quarter of fiscal 2005. The Company expects feed grain costs to be significantly lower during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004. Based on grain needs already priced for fiscal 2005 and current market trends in grain prices, the Company expects grain costs to be between $60.0 million and $65.0 million lower during fiscal 2005 as compared to the previous year.
Interest expense for the third quarter of fiscal 2005 decreased $325,000 as compared to the third quarter of fiscal 2004. Interest expense for the first nine months of fiscal 2005 decreased $871,000 as compared to the first nine months of fiscal 2004. The decrease in interest expense during fiscal 2005 resulted from interest capitalized to the cost of construction of the new complex in South Georgia, the new general office facility under construction in Laurel, Mississippi and lower outstanding debt.
The Company’s effective tax rate during fiscal 2005 and fiscal 2004 was 38.75%.
Net income for the third quarter of fiscal 2005 was $24.0 million or $1.19 per diluted share as compared to $33.9 million or $1.69 per diluted share during the third quarter of fiscal 2004. Net income for the first nine months of fiscal 2005 was $60.6 million or $3.01 per diluted share as compared to $86.4 million or $4.33 per diluted share for the first nine months of fiscal 2004. During the first quarter of fiscal 2004, the Company recognized $177,000, net of income taxes, for Sanderson Farms’ share in the partial settlement of lawsuits against vitamin and methionine suppliers.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s working capital at July 31, 2005 was $124.9 million and its current ratio was 2.9 to 1. This compares to working capital of $150.6 million and a current ratio of 3.3 to 1 as of October 31, 2004. During the first nine months ended July 31, 2005, the Company spent approximately $96.2 million on planned capital projects, which includes $73.3 million on the new complex in South Georgia.

     The Company’s capital budget for fiscal 2005 is approximately $133.6 million, and will be funded by cash on hand, internally generated working capital and cash flows from operations. If needed, the Company has a $100.0 million revolving line of credit available. The $133.6 million fiscal 2005 capital budget includes approximately $7.2 million in operating leases, $13.0 million for the construction of a new corporate office building, and $88.5 million on the new poultry complex in South Georgia. The new complex began operations on August 22, 2005. Without operating leases, the new office building and the Georgia complex, the Company’s capital budget for fiscal 2005 would be a maintenance level budget of approximately $24.9 million.
     The Company regularly evaluates both internal and external growth opportunities, including acquisition opportunities and the construction of new production assets, and conducts due diligence activities in connection with such opportunities. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation.
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
     One of the Company’s long-standing customers filed for protection under Chapter 11 of the United States Bankruptcy Code on February 22, 2005. The Company’s exposure to that customer at the time of the filing was not material to its financial position and results of operations.
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
In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our October 31, 2004 audited financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the income tax benefits of such deductions were $72,000 and $893,000 for the three months ended July 31, 2005 and 2004, respectively, and $845,000 and $3,622,000 for the nine months ended July 31, 2005 and 2004, respectively.
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

     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2005. At July 31, 2005, none of the Company’s outstanding debt had a variable interest rate. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2005. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Exhibit 10.1* Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee.

     Exhibit 10.2* Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser.
     Exhibit 10.3* Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended.
     Exhibit 10.4* Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended.
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

SANDERSON FARMS, INC.

(Registrant)

Date: August 23, 2005	By: /s/ D. Michael Cockrell

Treasurer and Chief
Financial Officer

Date: August 23, 2005	By: /s/ James A. Grimes

Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1*	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee.

10.2*	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser.

10.3*	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended.

10.4*	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

* Filed herewith.

**	Furnished herewith.