Form 10-K
period 2005-10-31
SANDERSON FARMS INC
filed 2005-12-29
CIK 812128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 1-14977
SANDERSON FARMS, INC.
(Exact name of registrant as specified in its charter)

Mississippi (State or other jurisdiction of incorporation or organization) 225 North 13th Avenue Laurel, Mississippi (Address of principal executive offices)	64-0615843 (IRS Employer Identification No.) 39440 (Zip Code)
Registrant’s telephone number, including area code: (601) 649-4030
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 per share par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in the NASDAQ National Market System on the last business day of the Registrant’s most recently completed second fiscal quarter: $602,841,455.52 .
     Number of shares outstanding of the Registrant’s common stock as of December 28, 2005: 20,063,070 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
     Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2005, which is the year for which this Annual Report is filed.
     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission’s Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 29, 2005.
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
     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2005 the Registrant processed 277.4 million chickens, or approximately 1.6 billion dressed pounds. According to 2005 industry statistics, the Registrant was the 5th largest processor of dressed chickens in the United States based on estimated average weekly processing.
     The Registrant’s chicken operations presently encompass six hatcheries, five feed mills and seven processing plants. The Registrant has contracts with operators of approximately 464 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 155 breeder farms.
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
     In the fourth quarter of fiscal 2005, the Registrant began initial operations at its new poultry processing complex in southern Georgia. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. The Company anticipates this plant will reach its full capacity of 1.2 million head of chicken per week by the fourth fiscal quarter of 2006.
     The Registrant currently has additional processing capacity available to it through the expansion of the 2nd shift of the second line at its Collins, Mississippi processing facility, which is currently at 88% capacity. It announced its plans to expand this plant and reach full capacity at the plant by the summer of 2006.
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
     Capital expenditures for fiscal 2005 were funded by working capital. Effective November 17, 2005, the Registrant entered into a new revolving credit agreement that terminates on July 31, 2010. The Registrant anticipates that capital expenditures for fiscal 2006 will be funded by internally generated working capital and, if needed, borrowings under the revolving credit agreement.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.
     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2005, the Registrant processed approximately 277.4 million chickens, or approximately 1.6 billion dressed pounds. In addition, the Registrant purchased and further processed 4.5 million pounds of poultry products during fiscal 2005. According to 2005 industry statistics, the Registrant was the 5th largest processor of dressed chicken in the United States based on estimated average weekly processing.
     The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc.

The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, Bryan, Texas and Adel, Georgia, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, Hammond, Louisiana, Bryan, Texas and Moultrie, Georgia, is engaged in the processing, sale and distribution of chickens.
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
Products
     The Registrant has the ability to produce a wide range of processed chicken products and processed and prepared food items which allows it to take advantage of marketing opportunities as they arise.
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
     The Registrant adds additional value to the processed chicken by deep chilling and packaging whole chickens in bags or combinations of fresh chicken parts in various sized individual trays under the Registrant’s brand name, which then may be weighed and pre-priced, based on each customer’s needs. This chill pack process increases the value of the product by extending shelf life, reducing customer weighing and packaging labor, and providing the customer with a wide variety of products with uniform, well designed packaging, all of which enhance the customer’s ability to merchandise chicken products.
     To satisfy some customers’ merchandising needs, the Registrant freezes the chicken product, which adds value by meeting the customers’ handling, storage, distribution and marketing needs and by permitting shipment of product overseas where transportation time may be as long as 25 days.
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

	Fiscal Year Ended October 31,
	2001	2002	2003	2004	2005
Value added	99.5%	99.7%	99.5%	99.6%	99.5%
Non-value added	.5	.3	.5	.4	.5

Total Registrant chicken sales	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales dollars, of each of the Registrant’s major product lines.

	Fiscal Year Ended October 31,
	2001	2002	2003	2004	2005
Registrant processed chicken:
Value added:
Chill pack	40.3%	40.6%	34.4%	32.5%	33.6%
Fresh bulk pack	39.6	38.9	42.5	47.5	44.4
Frozen	9.2	9.2	10.3	10.0	12.4

Subtotal	89.1	88.7	87.2	90.0	90.4

Non-value added:
Ice pack	.2	.2	.3	.3	.3
Frozen	.2	.1	.1	.1	.1

Subtotal	.4	.3	.4	.4	.4

Total Company processed chicken	89.5	89.0	87.6	90.4	90.8
Processed and prepared foods	10.5	11.0	12.4	9.6	9.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Market Segments and Pricing
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

Plant Location	Market Segment	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	7.25
Hazlehurst, Mississippi	Big Bird Deboning	625,000	7.25
Hammond, Louisiana	Big Bird Deboning	625,000	7.25
McComb, Mississippi	Chill Pack Retail	1,250,000	5.60
Bryan, Texas	Chill Pack Retail	1,250,000	5.60
Collins, Mississippi	Chill Pack Retail (Day Shift)	625,000	5.60
Collins, Mississippi	Big Bird Deboning (Night Shift)	475,000	7.25
Moultrie, Georgia	Chill Pack Retail	1,250,000	5.60
     Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat and whole or cut wings, and is likewise sold at spot commodity market prices for wings and boneless breast meat. The Company currently processes 2.35 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat and wings.

     The Urner Barry spot market price for leg quarters, boneless breast meat and whole wings for the past five calendar years is set forth below:

     Those plants that target the chill pack retail market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. While the Company has long term contracts (up to four years) with most of its chill pack customers, the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is issued each week by the Georgia Department of Agriculture and is based on its survey of prices during the preceding week. The Company currently has 3.75 million head per week dedicated to the chill pack market, and its results are materially impacted by fluctuations in the Georgia Dock price.
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
Sales and Marketing
     The Registrant’s chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors located principally in the southeastern, southwestern and western United States. The Registrant also sells its chicken products to governmental agencies, casual dining operators and to customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant’s broad product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility.
     Sales and distribution of the Registrant’s chicken products are conducted primarily by sales personnel at the Registrant’s general corporate offices in Laurel, Mississippi and by customer service representatives at each of its seven processing complexes and through independent food brokers. Each complex has individual on-site distribution centers and uses the Registrant’s truck fleet, as well as contract carriers, for distribution of its products.
     Generally, the Registrant prices much of its chicken products based upon weekly market prices reported by the Georgia Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly, the Registrant’s adjustment is generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains few long-term sales contracts with its non-chill pack customers.
     The Registrant uses television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject to their fresh chicken. The campaign was well received, and the Company plans to continue the campaign into 2006.
     The Registrant’s processed and prepared food items are sold nationally and regionally, primarily to distributors and national food service accounts. Sales of such products are handled by independent food brokers located throughout the United States, primarily in the southeast and southwest United States, and by sales personnel of the Registrant. Processed and prepared food items are distributed from the Registrant’s plant in Jackson, Mississippi, through arrangements with contract carriers.
Production and Facilities
     General. The Registrant is a vertically-integrated producer of fresh and frozen chicken products, controlling the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of its product lines.
     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2005, the Registrant maintained contracts with 38 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2005, by 117 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.
     The Registrant owns and operates six hatcheries located in Mississippi, Texas and Georgia where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2005, the Registrant’s hatcheries were capable of producing an aggregate of approximately 6.4 million chicks per week.
     Grow-out. The Registrant places its chicks on 464 grow-out farms, as of October 31, 2005, located in Mississippi, Louisiana, Texas and Georgia where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.
     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2005, the Registrant operated five feed mills, three of which are located in Mississippi, one in Texas and one in Georgia. The Registrant’s annual feed requirements for fiscal 2005 were (approximately) 2,063,000 tons, and it has the capacity to produce approximately 2,558,000 tons of finished feed annually under current configurations.
     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 2005, the Registrant had approximately 1,330,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk from volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
     Processing. Once the chicks reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a partial double shift basis, is currently processing approximately 1,100,000 chickens per week. The Registrant’s Brazos County, Texas processing plant, which is currently operating two lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants, which currently operate on a double shift basis, are collectively processing approximately 1,875,000 chickens per week. The Registrant’s Moultrie, Georgia processing plant, which began initial operation during the fourth quarter of fiscal 2005, currently is operating one line single shift. The Moultrie, Georgia plant is structured similar to the McComb, Mississippi and Brazos, Texas processing plants and will have the capacity by the fourth fiscal quarter of 2006 to process two lines, on a double shift basis, or 1,250,000 million chicken per week. The Registrant also has the capabilities to produce deboned product at seven processing facilities.

At October 31, 2005, these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 15.2 million pounds of product per week.
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
     Executive Offices; Other Facilities. The Registrant’s corporate offices are located in Laurel, Mississippi. As of October 31, 2005, the Registrant operated 7 automotive maintenance shops which service approximately 613 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, currently serving over 200 children.
     During fiscal 2005, the Company began construction of a new 90,000 square feet corporate office building in Laurel, Mississippi. The office building will house the Company’s corporate offices, meeting facilities and computer equipment and will constitute the corporate headquarters. The Company expects to spend approximately $9.2 million on the new headquarters during fiscal 2006.
Quality Control
     The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers wholesome, high quality products.
     From the corporate offices, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder flocks and broilers, and conducts microbiological tests of live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the seven processing plants and the prepared food plant.
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
     No customer accounted for more than 10.0% of consolidated sales for the year ended October 31, 2005. One customer accounted for 12.5% and 11.7%, respectively, of consolidated sales for the years ended October 31, 2004 and October 31, 2003. The Company does not believe the loss of this or any customer would have a material adverse effect on the Company.
Sources of Supply
     During fiscal 2005, the Registrant purchased its pullets and its cockerels from two (2) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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

Employees and Labor Relations
     As of October 31, 2005, the Registrant had 8,645 employees, including 934 salaried and 7,711 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 783 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on December 1, 2007. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 580 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 15, 1995. This agreement was renegotiated and signed on February 24, 2003, and had an expiration date of December 23, 2005. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant. Negotiations on a new contract are complete and the employees at the Hazlehurst, Mississippi plant have ratified the agreement. The new agreement has an expiration date of December 31, 2008.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,193 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and expired on December 30, 1999. The agreement was renegotiated and the agreement has a termination date of December 31, 2006. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Collins plant.
     On June 9, 1999, the production, maintenance and clean-up employees at the Company’s Brazos County, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement was negotiated and signed on October 7, 1999. A contract was negotiated and signed on November 13, 2002, with an expiration date of December 31, 2005. The Company and the union have agreed in principal, to renew the agreement. This action was ratified by the employees at the plant on December 14, 2005, and the parties are in the process of documenting their understanding. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Brazos County, Texas processing facility.
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
     On September 13, 2001, production, maintenance and truck driver employees at the Company’s McComb, Mississippi Feed Mill facility voted to be represented in collective bargaining by United Food and Commercial Workers’ Union Local #1529 AFL-CIO. A collective bargaining agreement was negotiated and signed effective July 16, 2002, and had an expiration date of June 30, 2005. This agreement included a provision allowing re-opening of bargaining of certain financial matters on July 1, 2003 and July 1, 2004, and has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at this facility. By agreement dated July 20, 2003, the Company and the union agreed to amend the agreement to provide for an expiration date of December 31, 2004. Negotiations were completed on a new contract in February 2005, and the new agreement has an expiration date of December 31, 2007.
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     All of the Company’s operations are domiciled in the United States. All of the products sold to the Company’s customers for the Company’s fiscal years 2005, 2004 and 2003 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.
     The Company exports certain of its products to foreign markets, primarily Mexico, Russia, China, Puerto Rico, and the Caribbean. These exports sales for fiscal years 2005, 2004 and 2003 totaled approximately $69.1 million, $65.2 million and $45.9 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For fiscal 2005, 2004 and 2003, the Company made no sales of products produced in a country other than the United States.
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
Item 1A. Risk Factors
     Before making an investment in our common stock, investors should consider carefully the following risks.
     Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients, chicken and alternative proteins.
     Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and alternative proteins, particularly beef. These prices are determined by supply and demand factors. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken and beef prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken and beef prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.
     Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use. In particular, global weather patterns, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. Increases in the prices of feed ingredients will result in increases in raw material costs and operating costs. Because our chicken prices are related to the commodity prices of chickens, we typically are not able to increase our product prices to offset these increased grain costs. We periodically enter into contracts to purchase feed ingredients at current prices for future delivery to manage our feed ingredient costs. This practice reduces but does not eliminate the risk of increased operating costs from commodity price increases.
     Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations.
     We take reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. Nevertheless, events beyond our control, such as the outbreak of avian disease, even if it does not affect our flocks, could significantly restrict our ability to conduct our operations or our sales. An outbreak of disease could result in governmental restrictions on the import and export of fresh chicken, including our fresh chicken products, or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects. In addition, world wide fears about avian disease, such as avian influenza, have depressed, and may continue to depress, demand for fresh chicken, which would adversely impact our sales.
     In recent months there has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has affected Asia since 2002 and which has been found in Eastern Europe. It is widely believed that H5N1 is spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.
     Although H5N1 has not been identified in North America, there have been outbreaks of low pathogenic strains of avian influenza in North America, including in the U.S. in 2002 and 2004 and in Mexico for the past several years, including this year. Although these low pathogenic outbreaks have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic H5N1 strain, they have nevertheless impacted our sales. Accordingly, even if the H5N1 strain does not spread to North America, we cannot assure you that it will not materially adversely affect domestic or international demand for poultry produced in North America, and, if it were to spread to North America, we cannot assure you that it would not significantly affect our operations or the demand for our products, in each case in a manner having a material adverse effect on our business, reputation or prospects.
     A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.
     We export fresh chicken products overseas to Russia and other former Soviet countries, China and Mexico, among other countries. Any disruption to the export markets, such as trade embargos, import bans or quotas could materially impact our sales or create an over supply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. For example, Russia has imposed quotas on imported chicken that restrict imports from the United States to approximately 74% of 2002 levels, and China and several other Asian countries have in the past banned imports of all U.S. chicken due to fears over avian influenza. Any similar quotas or bans in the future could materially and adversely affect our sales and our results of operations.
     Competition in the poultry industry with other poultry companies, especially companies with greater resources, may make us unable to compete successfully in these industries, which could adversely affect our business.
     The poultry industry is highly competitive. Some of our competitors have greater financial and marketing resources than we have.
     In general, the competitive factors in the U.S. poultry industry include:
•	price;

•	product quality;

•	brand identification;

•	breadth of product line and

•	customer service.

     Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that competition is based on product quality, brand awareness and customer service. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry industry.
     The loss of our major customers could have a material adverse effect on our results of operations.
     Our sales to our top ten customers represented 50.9% of our net sales during the 2005 fiscal year. Our non-chill pack customers, with whom we generally do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations. One of our top ten customers is in a reorganization proceeding, and we are uncertain whether it will remain a customer or at what level of sales.
     We must identify changing consumer preferences and develop and offer food products to meet their preferences.
     Consumer preferences evolve over time and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We introduce new products and improved products from time to time and incur significant development and marketing cost. If our products fail to meet consumer preference, then our strategy to grow sales and profits with new products will be less successful.
     Inclement weather, such as excessive heat or storms, could hurt our flocks, which could in turn have a material adverse affect on our results of operations.
     Extreme weather in the Gulf South region where we operate, such as excessive heat, hurricanes or other storms, could impair the health or growth of our flocks or interfere with our hatching, production or shipping operations due to power outages, fuel shortages, damage to infrastructure, or disruption of shipping channels, among other things. Any of these factors could materially and adversely affect our results of operations.
     We rely heavily on the services of key personnel.
     We depend substantially on the leadership of a small number of executive officers and other key employees. We do not have employment agreements with these persons and they would not be bound by non-competition agreements or non-solicitation agreements if they were to leave us. The loss of the services of these persons could have a material adverse effect on our business, results of operations and financial condition.
     We depend on the availability of, and good relations with, our employees and contract growers.
     We have approximately 8,600 employees, 3,105 of which are covered by collective bargaining agreements or are members of labor unions. In addition, we contract with over 600 independent farms in Mississippi, Louisiana, Texas and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, our production operations could be negatively impacted.
     If our poultry products become contaminated, we may be subject to product liability claims and product recalls.
     Poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are generally found in the environment and, as a result, there is a risk that they, as a result of food processing, could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling by our customers, consumers or third parties after we have shipped the products. We control these risks through careful processing and testing of our finished product, but we cannot entirely eliminate them. We have little, if any, control over proper handling once the product has been shipped. Nevertheless, contamination that results from improper handling by our customers, consumers or third parties, or tampering with our products by those persons, may be blamed on us. Any publicity regarding product contamination or resulting illness or death could adversely affect us even if we did not cause the contamination and could have a material adverse effect on our business, reputation and future prospects. We could be required to recall our products if they are contaminated or damaged and product liability claims could be asserted against us.
     We are exposed to risks relating to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate.
     Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injuries to persons. We currently maintain insurance with respect to certain of these risks, including product liability and recall insurance, property insurance, workers compensation insurance and general liability insurance, but in many cases such insurance is expensive and difficult to obtain. We cannot assure you that we can maintain on reasonable terms sufficient coverage to protect us against losses due to any of these events.
     We would be adversely affected if we expand our business by acquiring other businesses or by building new processing plants, but fail to successfully integrate the acquired business or run a new plant efficiently.
     We regularly evaluate expansion opportunities such as acquiring other businesses or building new processing plants. Significant expansion involves risks such as additional debt and integrating the acquired business or new plant into our operations. In evaluating expansion opportunities, we carefully consider the effect that financing the opportunity will have on our financial condition. Successful expansion depends on our ability to integrate the acquired business or efficiently run the new plant. If we are unable to do this, expansion could adversely affect our operations, financial results and prospects.
     Governmental regulation is a constant factor affecting our business.
     The poultry industry is subject to federal, state, local and foreign governmental regulation relating to the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food products. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and civil remedies, including fines, injunctions and recalls of our products. Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.
     Our stock price may be volatile.
     The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, many of which are beyond our control:
•	market cyclicality and fluctuations in the price of feed grains and chicken products, as described above;

•	quarterly variations in our operating results, or results that vary from the expectations of securities analysts and investors;

•	changes in investor perceptions of the poultry industry in general, including our competitors and

•	general economic and competitive conditions.
     In addition, purchases or sales of large quantities of our stock could have an unusual effect on our market price.
     Anti-takeover provisions in our charter and by-laws may make it difficult for anyone to acquire us without approval of our board of directors.
     Our articles of incorporation and by-laws contain provisions designed to discourage attempts to acquire control of our company without the approval of our board of directors. These provisions include a classified board of directors, advance notification requirements for stockholders to nominate persons for election to the board and to make stockholder proposals, special stockholder voting requirements and a “poison pill” that discourages acquisitions of shares that could increase ownership beyond 20% of our total shares. These measures may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control of our company.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry complex, including poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Pike County, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Brazos and Robertson Counties, Texas
Poultry complex, including poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery and child care facility	Collins, Mississippi
Prepared food plant	Jackson, Mississippi
Corporate general offices	Laurel, Mississippi
     The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount, at the end of the lease term. One processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively. Certain infrastructure improvements associated with a processing plant are leased under a lease, which expires in 2012 and is thereafter renewable annually through 2091. All of the foregoing leases are capital leases.
     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $598,000 on October 31, 2005, which bears interest at the rate of 5.0% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the Company’s revolving credit agreement and under its $20 million long-term fixed rate loan agreements effective in February 1993 and June 1999, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15.0% of its tangible assets.
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
     The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company has aggressively defended the lawsuit and will continue to do so. The Company has a policy of zero tolerance for discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004, the Company filed a Motion to Sever Plaintiffs’ Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company further asserted that it would be prejudiced by being subjected to one common trial for all 84 plaintiffs, rather than separate trials for each plaintiff. On August 26, 2004, the Court issued its order severing this case into six separate causes of action, with the plaintiffs divided into six groups based on their job classifications. On October 12, 2004, the plaintiffs filed new complaints for each of the six severed cases, which the Company answered on November 24, 2004. A case management conference for each of the six cases was held on December 28, 2004, during which various procedural issues related to discovery were settled. On September 28, 2005, the Company filed a Motion for a Pre-Trial conference seeking to preclude the plaintiffs from utilizing a “pattern and practice” method of proof. This method of proof is typically reserved for class action cases, or cases brought by the government. The plaintiffs had indicated their intention to use this method of proof in the pleadings and discovery requests filed up to the date of the Company’s motion. On October 26, 2005, the court entered an order ruling that the plaintiffs would not be permitted to use the “pattern and practice” method of proof. Six separate trials are scheduled during 2006 and 2007 for the plaintiffs’ causes of actions. The first of the six trials is currently set for September 18, 2006.

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
     The Company is vigorously defending and will continue to vigorously defend this action. On November 22, 2002, the Court denied the Company’s motions to compel arbitration, challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi, and seeking to have the case dismissed pursuant to rule 5(c) of the Mississippi Rules of Civil Procedure. The Company then filed its motion for interlocutory appeal on these issues with the Mississippi Supreme Court. On December 6, 2002, the Mississippi Supreme Court agreed to hear this motion and stayed the action in the Chancery Court pending disposition of this motion. The Company’s motion for interlocutory appeal was granted and this matter is pending before the Mississippi Supreme Court. The Supreme Court granted the Company’s request that this case be consolidated with a second grower suit discussed below. Both this matter and the matter discussed below were decided by the court on October 6, 2005 with a decision in favor of the Company. The plaintiffs have indicated they plan to request a rehearing before the court and have until January 18, 2006 to file such a request.
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
     On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to Compel Arbitration and/or for Change of Venue. A hearing of this motion was completed on November 18, 2003. Prior to completion of the hearing, the Company filed a request with the American Arbitration Association (“AAA”) to arbitrate the claims made in this lawsuit. On June 7, 2004, the Chancery Court of Jefferson Davis County, Mississippi entered an Order denying all of the relief requested by the Company in its motion dated September 5, 2002. On June 29, 2004, the Company filed a Notice of Appeal and/or, in the Alternative, Petition to Appeal from Interlocutory Order and Motion for Stay Pursuant to M.R.A.P.5(c) with the Mississippi Supreme Court, requesting appellate review of the Chancery Court’s Order. On August 11, 2004, the Mississippi Supreme Court entered its Order accepting jurisdiction under the Notice of Appeal portion of the Company’s June 29, 2004 filing, but dismissed the Alternative Petition for Interlocutory Appeal portion of the same filing as moot. The court also agreed to consolidate this case with the broiler grower lawsuit described above. The Mississippi Supreme Court continued the stay previously entered, holding in abeyance the trial court proceedings pending a ruling by it on the consolidated appeals of both grower lawsuits. On October 6, 2005, the court decided this matter, together with the grower suit discussed above, in favor of the Company. The plaintiffs have indicated they plan to request a rehearing before the court and have until January 18, 2006 to file such a request.
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
Item 4A. Executive Officers of the Registrant.

			Executive
Name	Age	Office	Officer Since
Joe F. Sanderson, Jr.	58	Chairman of the Board of Directors and Chief Executive Officer	1984 (1)
Lampkin Butts	54	President and Chief Operating Officer, Director	1996 (4)
D. Michael Cockrell	48	Treasurer and Chief Financial Officer, Director	1993 (2)
James A. Grimes	57	Secretary and Chief Accounting Officer	1993 (3)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(3)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.

(4)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President – Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.
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

     The number of stockholders as of November 30, 2005, was 2,446.
     The following table shows quarterly cash dividends and quarterly high and low closing prices for the common stock for the past two fiscal years. National Market System quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2005	High	Low	Dividends
First Quarter	$43.80	$32.17	$.10
Second Quarter	$46.64	$36.24	$.10
Third Quarter	$48.42	$36.80	$.10
Fourth Quarter	$42.49	$32.96	$.12

	Stock Price
Fiscal Year 2004	High	Low	Dividends
First Quarter	$32.77	$22.79	$.08
Second Quarter	$42.00	$33.22	$.08
Third Quarter	$55.14	$37.21	$.08
Fourth Quarter	$48.67	$31.49	$.60
On December 28, 2005 the closing sales price for the common stock was $31.17 per share.

Item 6. Selected Financial Data.

	Year Ended October 31
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Net sales	$1,006,185	$1,052,297	$872,235	$743,665	$706,002
Operating income	113,484	150,154	90,522	49,977	51,094
Net income	70,638	91,428	54,061	28,840	27,784
Basic earnings per share	3.53	4.62	2.78	1.45	1.36
Diluted earnings per share	3.51	4.57	2.75	1.43	1.36
Working capital	107,631	150,624	82,236	68,452	76,969
Total assets	445,791	375,007	298,905	280,510	288,971
Long-term debt, less current maturities	6,511	10,918	21,604	49,969	77,212
Stockholders’ equity	345,653	279,341	197,099	155,891	144,339
Cash dividends declared per share	$.42	$.84	$.61	$.27	$.13
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 62.1% of the Company’s total production costs.
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
The Company’s processed and prepared foods product line includes approximately 100 institutional and consumer packaged food items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared food items are made to the specifications of food service users.
Poultry prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31, 2005 as follows:

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter
Fiscal 2005
High	$.7525	*	$.7400	$.7475	$.7525	*
Low	$.7325	*	$.7375	$.7400	$.7425
Fiscal 2004
High	$.7000		$.7500	$.8100 *	$.8075
Low	$.6825	*	$.7050	$.7525	$.7575
Fiscal 2003
High	$.6250		$.6400	$.6775	$.6925	*
Low	$.6125	*	$.6250	$.6350	$.6800

*Year High/Low
On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February

10, 2004. Per share information in this Annual Report reflects the stock split. Cash was paid in lieu of fractional shares.
EXECUTIVE OVERVIEW OF RESULTS — 2005
The Company’s financial results for the fiscal year ended October 31, 2005 reflect strong market prices for dark meat poultry products as well as favorable prices for feed grains. Although overall market prices for the Company’s poultry products were lower during fiscal 2005 as compared to the historical highs experienced during fiscal 2004, the Company was able to partially offset the reduced selling prices with lower costs of corn and soybean meal ingredients. The Company’s cost of corn and soybean meal was $60.0 million lower during fiscal 2005 as compared to fiscal 2004. During the fourth quarter of fiscal 2005, the Company was negatively impacted by Hurricane Katrina and had an estimated reduction in its operating income during the fourth quarter of $7.9 million related to the storm. The Company believes the remaining effects of lost production and additional expenses that will be incurred related to Hurricane Katrina during the first quarter of fiscal 2006 will be substantially covered by the Company’s insurance policies.
RESULTS OF OPERATIONS
Fiscal 2005 Compared to Fiscal 2004
The Company’s net sales during fiscal 2005 were $1.0 billion, a decrease of $46.1 million or 4.4% as compared to fiscal 2004. This reduction reflects lower prices for the Company’s poultry products of 6.5% during fiscal 2005 as compared to fiscal 2004, offset by an increase in the pounds of poultry products sold of 2.8%. The decrease in the average sale price of the Company’s poultry products resulted primarily from decreases in the market prices of boneless breast meat, tenders and wings of 24.9%, 30.8% and 12.4%, respectively. However, the softness in these prices were partially offset by strong export demand for leg quarters and paws during fiscal 2005. Bulk leg quarter prices were approximately 17.9% higher for fiscal 2005 as compared to fiscal 2004. A simple average of the Georgia Dock prices for whole chickens decreased only 0.6% for fiscal 2005 as compared to fiscal 2004. During the fourth quarter of fiscal 2005 the Company’s pounds of poultry products sold were lower because of chickens lost during Hurricane Katrina and a reduction in leg quarters sold in the export market because of hurricane related disruptions. Net sales of prepared food products decreased $9.2 million or 8.6% and resulted from a decrease in the pounds of prepared food products sold of 8.2% and a decrease in the average sale price of prepared food products sold of 0.5%.
Cost of sales for the fiscal year ended October 31, 2005, were $826.7 million, a decrease of $15.7 million, or 1.9%, as compared to the fiscal year ended October 31, 2004. This decrease resulted from the lower cost of feed grains during fiscal 2005 as compared to fiscal 2004, which result was partially offset by the increase in the pounds of poultry products sold of 2.8% and increased cost of sales incurred at the new poultry complex in South Georgia. A simple average of the corn and soybean meal cash market prices during fiscal 2005 as compared to fiscal 2004 reflects decreases of 16.0% and 23.3%, respectively. Cost of sales of prepared food products decreased 18.6% due to the 24.9% reduction in prices for boneless breast meat. Boneless breast meat is a major component of the prepared foods division’s costs of sales and is purchased from the Company’s poultry operations.
Selling, general and administrative costs for fiscal 2005 were $66.0 million as compared to $59.8 million for fiscal 2004, an increase of $6.2 million. Approximately $4.1 million of the increase was due to the Company’s start up of the new poultry complex in Moultrie and Adel, Georgia. Expenses incurred prior to the start up of the complex which were incurred during the first three quarters of the fiscal year were included in selling, general and administrative costs. During the fourth quarter of fiscal 2005 the costs of operations at the new complex were included in cost of sales.
For fiscal 2005 the Company’s operating income was $113.5 million as compared to $150.2 million for fiscal 2004, a decrease of $36.7 million. The overall lower prices for poultry products were partially offset by the favorable prices for feed grains during fiscal 2005 as compared to fiscal 2004. The Company’s operating income was negatively impacted by $7.9 million from Hurricane Katrina during the fourth quarter of fiscal 2005. The total reduction in operating income of $7.9 million relates to the insurance deductible of $2,750,000 and incurred but unrecognized lost profits and expenses of $5.1 million. The unrecognized lost profits and expenses were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane. In addition, the Company’s operating income was negatively impacted by the start up of the new complex in South Georgia. The Company expects that the impact of Hurricane Katrina on its operating income during fiscal 2006 to be minimal, as such impact will be substantially covered by the Company’s insurance policies. Also during fiscal 2006, the Company’s cost structure will improve as the new complex in South Georgia reaches full capacity during the summer of 2006.
Interest expense during fiscal 2005 was $433,000, a 72.4% decrease from the $1.6 million expensed during fiscal 2004. The reduction in interest expense was due to the capitalization of interest incurred to the cost of construction of the new complex in South Georgia and the new general offices in Laurel, Mississippi and, to a lesser extent, lower outstanding debt.
The Company’s effective tax rate during fiscal 2005 and fiscal 2004 was 38.30% and 38.75%, respectively.
Net income for the fiscal year ended October 31, 2005 was $70.6 million, or $3.51 per diluted share. For fiscal 2004, the Company’s net income was $91.4 million, or $4.57 per diluted share. During the fourth quarter of fiscal 2005 the Company had an estimated reduction in its operating income from Hurricane Katrina of $7.9 million. The $7.9 million before income taxes consist of the deductible under the Company’s insurance policies and certain expenses and lost profits of $5.1 million. The Company intends to seek reimbursement for the unrecognized lost profits and incurred expense of $5.1 million and the $14.9 million recognized as of October 31, 2005. Negotiations with the Company’s insurance carriers are expected to be completed during 2006.
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
RESULTS OF OPERATIONS
Fiscal 2004 Compared to Fiscal 2003
For fiscal 2004 the Company’s net sales were a record $1.1 billion, an increase of $180.1 million, or 20.6%, over the previous fiscal year’s record net sales of $872.2 million. The increase in the Company’s net sales was due to favorable market prices of the Company’s poultry products and an increase in the pounds of poultry products sold of 6.1%. As measured by a simple average of the Georgia dock price for whole chickens, prices increased 15.0% during fiscal 2004 as compared to fiscal 2003. Also, average market prices for boneless breast, leg quarters and wings all showed considerable strength during fiscal 2004 as compared to fiscal 2003 and increased 22.0%, 41.0% and 65.2%, respectively. Although these same market prices were higher during the fourth quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003, they were less favorable during the fourth quarter of fiscal 2004 than the Company experienced for the first three quarters of fiscal 2004. The increase in the pounds of poultry products sold resulted primarily from an increase in the average live weight of chickens sold during fiscal 2004 as compared to fiscal 2003. Net sales of prepared food products decreased $6.2 million or 5.5%, as a result of a decrease in the pounds of prepared food products sold of 6.3%.
The Company’s cost of sales were $842.3 million during fiscal 2004 as compared to $741.4 million during fiscal 2003. Cost of sales of the Company’s poultry products during fiscal 2004 were $734.2 million as compared to $638.9 million during the previous fiscal year, an increase of $95.3 million or 14.2%. The increase in the Company’s cost of sales of poultry products resulted from an increase in the cost of feed grains, and to a lesser extent, an increase in the pounds of poultry products sold of 6.1% during fiscal 2004 as compared to fiscal 2003. In addition, during fiscal 2004 and fiscal 2003 the Company’s cost of sales were reduced by $0.3 million and $12.4 million, respectively, from proceeds related to lawsuits against vitamin and methionine suppliers.
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
Selling, general and administrative expenses for fiscal 2004 were $59.8 million as compared to $40.3 million, an increase of $19.5 million. This increase is primarily due to the cost of the Company’s advertising program and increased contributions to the Employee Stock Ownership Plan (“ ESOP”). The Company’s fiscal 2004 advertising program began in January 2004 and cost the Company approximately $14.0 million during fiscal 2004. The Company continued and expanded this program with new ads and in new markets during fiscal 2005. During fiscal 2004 the Company contributed $7.0 million to the ESOP, an increase of $3.0 million as compared to the contribution the Company made during fiscal 2003 of $4.0 million.
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
Net income for the fiscal year ended October 31, 2004 was $91.4 million, or $4.57 per diluted share, compared with net income of $54.1 million, or $2.75 per diluted share for the fiscal year ended October 31, 2003. During fiscal 2004, the Company recognized $177,000, net of income taxes, for Sanderson Farms’ share in the partial settlement of lawsuits against vitamin and methionine suppliers for overcharges, compared with total similar recoveries of $7.6 million, net of income taxes, or $0.38 per diluted share, during fiscal 2003.
Liquidity and Capital Resources
The Company’s working capital at October 31, 2005 was $107.6 million and its current ratio was 2.4 to 1. This compares to working capital of $150.6 million and a current ratio of 3.3 to 1 as of October 31, 2004. During fiscal 2005 the Company spent approximately $128.1 million on planned capital projects, which include $92.3 million on the new complex in south Georgia and $15.1 million on the new general offices in Laurel, Mississippi.
On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Share and per share data have been adjusted to reflect this stock split.
The Company’s capital budget for fiscal 2006 is approximately $73.4 million, and will be funded by cash on hand, internally generated working capital and cash flows from operations. If needed, the Company has a $200.0 million revolving line of credit available. The $73.4 million fiscal 2006 capital budget includes approximately $7.9 million in operating leases and $10.0 million to complete construction of the new corporate office building in Laurel, Mississippi. In addition, the fiscal 2006 capital budget includes $22.4 million to build a feed mill in Collins, Mississippi, complete the conversion of the Collins, Mississippi processing facility to a big bird deboning plant, expand the Collins, Mississippi hatchery and $4.8 million to improve operating efficiencies at the Company’s prepared foods plant in Jackson, Mississippi. Without operating leases, the new office building and capital investment in Collins and Jackson, Mississippi, the Company’s capital budget for fiscal 2006 would be $28.3 million.
On November 17, 2005, the Company entered into a new revolving credit facility. The new facility, among other things, increased allowed capital expenditures, changed the net worth covenant to reflect the Company’s new dividend rate, extended the committed revolver by five years rather than the usual three year extension, reduced the interest rate charged on amounts outstanding, and removed a letter of credit commitment related to certain industrial development bonds.
On April 26, 2004, the Company gave notice to U.S. Bank National Association, as trustee under the Indenture of Trust dated as of November 16, 1995, related to the Robinson County Industrial Development Corporation Variable Rate Demand Industrial Development Revenue Bonds (Sanderson Farms, Inc. Project) Series 1995 (“Bonds”), of the Company’s intent to exercise its right to call all of the Bonds for optional redemption on June 1, 2004 (the “Redemption Date”) at a redemption price of 100% of the principal amount of the Bonds plus accrued interest to the Redemption Date. The Trustee redeemed the Bonds on June 1, 2004.
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
Contractual Obligations
Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2005 were as follows (in thousands):

	Payments Due By Period
			1 - 3	3 - 5	More than
Contractual Obligations	Total	Less than 1 Year	Years	Years	5 Years
Long-term debt	$8,597	$4,131	$4,283	$183	$0
Capital lease obligations	2,320	275	605	680	760
Operating leases	19,032	5,643	8,518	4,793	78
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	155,314	155,314	0	0	0
Construction contracts	18,127	18,127	0	0	0
Claims payable	6,611	3,711	2,900	0	0

Total	$210,001	$187,201	$16,306	$5,656	$838

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
Hurricane Katrina
The Company has recorded insurance recoveries related to Hurricane Katrina when realization of the claim for recovery has been deemed probable and only to the extent the loss has been recorded in the financial statements. Any possible gain that may result from recoveries under the Company’s insurance policies will be recognized when the insurance proceeds are received.
Hurricane Katrina struck Mississippi and Louisiana on August 29, 2005, and resulted in significant damage to South Mississippi and Southeastern Louisiana. Although the Company experienced no significant damage to any of its facilities in the affected areas, the Company’s operations throughout the region were affected by the loss of electricity to the Company’s facilities and to the facilities of the Company’s independent contract growers. Hurricane Katrina also destroyed approximately three million live chickens and approximately 5.2 million hatching eggs were either lost or destroyed and were not placed as broiler chicks. In addition, Hurricane Katrina destroyed approximately $2.5 million of processed inventory in independent contract cold storage facilities, as well as a lesser amount of processed product and other inventory in Company owned facilities.
The Company’s financial statements for the fourth fiscal quarter and year ended October 31, 2005, reflect a receivable from the Company’s insurance carriers of $14.9 million for property damage, expenses incurred and lost profits resulting from Hurricane Katrina. The Company’s total insurance claim through October 31, 2005, for property damage, expenses incurred and lost profits is $20.0 million, net of the applicable deductible of $2,750,000. The total reduction in operating income of $7.9 million relates to the deductible of $2,750,000 and incurred but unrecognized lost profits and expenses of approximately $5.1 million. The unrecognized lost profits and expenses of $5.1 million were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane and will be recognized once negotiations with the insurance carriers are complete and the final amounts are determined. The Company intends to seek reimbursement for all of its insured losses, including the unrecognized lost profits and expenses. Negotiations with the Company’s insurance carriers are expected to be completed during 2006. The Company believes the remaining effects of lost production and additional expenses related to Hurricane Katrina that will be incurred during the first fiscal quarter of 2006 will also be substantially covered by the Company’s insurance policies.
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
Contingencies
The Company is a party to a number of legal proceedings and recognizes the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves.
New Accounting Pronouncements
In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB

Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the income tax benefits of such deductions were $966,000 and $3,726,000 for the fiscal years ended October 31, 2005 and 2004, respectively. Also, under the provision of FAS 123(R), unearned compensation related to unvested restricted stock awards are not recorded. Accordingly, any remaining unearned compensation related to unvested restricted stock awards and the corresponding amount in paid-in capital will no longer be included in stockholders’ equity beginning November 1, 2005.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
December 22, 2005

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31
	2005	2004
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$34,616	$75,910
Accounts receivable, less allowance of $748,808 in 2005 and $1,555,452 in 2004	38,833	49,240
Receivable from insurance companies	14,892	0
Inventories	84,713	75,603
Refundable income taxes	0	2,592
Prepaid expenses	11,599	13,077

Total current assets	184,653	216,422
Property, plant and equipment:
Land and buildings	212,463	141,727
Machinery and equipment	296,449	257,671

	508,912	399,398
Accumulated depreciation	(249,586)	(242,685)

	259,326	156,713
Other assets	1,812	1,872

Total assets	$445,791	$375,007

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,468	$30,384
Accrued expenses	48,148	31,029
Current maturities of long-term debt	4,406	4,385

Total current liabilities	77,022	65,798
Long-term debt, less current maturities	6,511	10,918
Claims payable	2,900	2,600
Deferred income taxes	13,705	16,350
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued
Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-20,063,070 in 2005 and 19,959,238 in 2004	20,063	19,959
Paid-in capital	22,657	4,956
Unearned compensation	(13,607)	0
Retained earnings	316,540	254,426

Total stockholders’ equity	345,653	279,341

Total liabilities and stockholders’ equity	$445,791	$375,007

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years ended October 31
	2005	2004	2003
	(In thousands, except per share data)
Net sales	$1,006,185	$1,052,297	$872,235
Cost and expenses:
Cost of sales	826,670	842,337	741,420
Selling, general and administrative	66,031	59,806	40,293

	892,701	902,143	781,713

Operating income	113,484	150,154	90,522
Other income (expense):
Interest income	1,257	743	80
Interest expense	(433)	(1,569)	(2,484)
Other	173	(60)	43

	997	(886)	(2,361)

Income before income taxes	114,481	149,268	88,161
Income tax expense	43,843	57,840	34,100

Net income	$70,638	$91,428	$54,061

Earnings per share:
Basic	$3.53	$4.62	$2.78

Diluted	$3.51	$4.57	$2.75

Dividends per share	$.42	$.84	$.61

Weighted average shares outstanding:
Basic	20,014	19,789	19,462

Diluted	20,137	19,995	19,689

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common Stock		Paid-In	Unearned	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
	(In thousands, except shares
	and per share amounts)
Balance at October 31, 2002	13,051,026	$13,051	$0	$0	$142,840	$155,891
Net income for year					54,061	54,061
Cash dividends ($.28 per share)					(5,449)	(5,449)
Special cash dividends ($.33 per share)					(6,508)	(6,508)
Purchase and retirement of common stock	(219,000)	(219)	(2,133)		(2,808)	(5,160)
Issuance of common stock	181,850	182	4,082			4,264

Balance at October 31, 2003	13,013,876	13,014	1,949	0	182,136	197,099
Net income for year					91,428	91,428
Cash dividends ($.34 per share)					(6,753)	(6,753)
Special cash dividends ($.50 per share)					(9,980)	(9,980)
Three-for-two stock split	6,558,726	6,559	(4,186)		(2,373)	0
Redemption of fractional shares					(32)	(32)
Issuance of common stock	386,636	386	7,193			7,579

Balance at October 31, 2004	19,959,238	19,959	4,956	0	254,426	279,341
Net income for year					70,638	70,638
Cash dividends ( $.42 per share)					(8,524)	(8,524)
Issuance of common stock	103,832	104	2,033			2,137
Issuance of restricted common stock			15,668	(15,360)		308
Amortization of unearned compensation				1,753		1,753

Balance at October 31, 2005	20,063,070	$20,063	$22,657	$(13,607)	$316,540	$345,653

See accompanying notes.

SANDERSON FARMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31
	2005	2004	2003
	(In thousands)
Operating activities
Net income	$70,638	$91,428	$54,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,752	26,326	24,485
Amortization of unearned compensation	1,753	0	0
Provision for losses on accounts receivable	1,063	165	727
Deferred income taxes	(3,115)	500	(920)
Change in assets and liabilities:
Accounts receivable	9,344	(3,210)	(5,849)
Receivable from insurance companies	(14,892)	0	0
Inventories	(9,110)	(13,850)	(3,789)
Prepaid expenses and refundable income taxes	4,540	(3,483)	2,431
Other assets	(95)	(123)	(135)
Accounts payable	(5,916)	11,351	(6,225)
Accrued expenses and claims payable	17,419	(6,511)	11,029

Total adjustments	25,743	11,165	21,754

Net cash provided by operating activities	96,381	102,593	75,815
Investing activities
Capital expenditures	(128,107)	(27,538)	(23,430)
Net proceeds from sale of property and equipment	897	79	394
Other investment	0	(1,597)	0

Net cash used in investing activities	(127,210)	(29,056)	(23,036)
Financing activities
Net change in revolving credit	0	0	(20,000)
Principal payments on long-term debt	(4,126)	(10,420)	(7,014)
Principal payments on capital lease obligation	(260)	(245)	(230)
Dividends paid	(8,524)	(16,733)	(11,957)
Purchase and retirement of common stock	0	(32)	(5,160)
Net proceeds from common stock issued	2,445	7,579	4,264

Net cash used in financing activities	(10,465)	(19,851)	(40,097)

Net change in cash and cash equivalents	(41,294)	53,686	12,682
Cash and cash equivalents at beginning of year	75,910	22,224	9,542

Cash and cash equivalents at end of year	$34,616	$75,910	$22,224

Supplemental disclosure of cash flow information:
Income taxes paid	$33,002	$63,486	$20,093

Interest paid	$1,360	$1,611	$2,569

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
     The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. No customer accounted for more than 10.0% of consolidated net sales during fiscal 2005. One customer accounted for 12.5% and 11.7%, respectively, of consolidated sales for the years ended October 31, 2004 and October 31, 2003. Shipping and handling costs are included as a component of cost of sales.
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
Hurricane Receivable from Insurance Companies: The Company has recorded insurance recoveries related to Hurricane Katrina when realization of the claim for recovery has been deemed probable and only to the extent the loss has been recorded in the financial statements. Any possible gain that may result from recoveries under the Company’s insurance policies will be recognized when the insurance proceeds are received.
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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $13.0 million, $14.0 million and $0.8 million for fiscal 2005, 2004 and 2003, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to cash basis temporary differences and depreciation expense accounted for differently for financial and income tax purposes.
Stock Based Compensation: At October 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost applicable to employee stock options is reflected in net income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended October 31
	2005	2004	2003
	(In thousands)
Net income, as reported	$70,638	$91,428	$54,061
Deduct: Total stock-based employee compensation expense for employee stock options determined under fair value based method for all awards, net of related tax effects	(45)	(45)	(60)

Pro forma net income	$70,593	$91,383	$54,001

Earnings per share:
Basic-as reported	$3.53	$4.62	$2.78

Basic-pro forma	$3.53	$4.62	$2.78

Diluted-as reported	$3.51	$4.57	$2.75

Diluted-pro forma	$3.51	$4.57	$2.74

Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share includes any dilutive effects of options, warrants, restricted stock and convertible securities.

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
Impact of Recently Issued Accounting Standards: In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the income tax benefits of such deductions were $966,000 and $3,726,000 for the fiscal years ended October 31, 2005 and 2004, respectively. Also, under the provisions of FAS 123(R), unearned compensation related to unvested restricted stock awards is not recorded. Accordingly, any remaining unearned compensation related to unvested restricted stock awards and the corresponding amount in paid-in capital will no longer be included in stockholders’ equity beginning November 1, 2005.
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
2. Hurricane Receivable
The Company’s financial statements for the fourth fiscal quarter and year ended October 31, 2005, reflect a receivable from the Company’s insurance carriers of $14.9 million for property damage, expenses incurred and lost profits resulting from Hurricane Katrina. The Company’s total insurance claim through October 31, 2005, for property damage, expenses incurred and lost profits is $20.0 million, net of the applicable deductible of $2,750,000. The total reduction in operating income of $7.9 million relates to the deductible of $2,750,000 and incurred but unrecognized lost profits and expenses of approximately $5.1 million. The unrecognized lost profits and expenses of $5.1 million were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane and will be recognized once negotiations with the insurance carriers are complete and the final amounts are determined. The Company intends to seek reimbursement for all of its insured losses, including the unrecognized lost profits and expenses. Negotiations with the Company’s insurance carriers are expected to be completed during 2006. The Company believes the remaining effects of lost production and additional expenses related to Hurricane Katrina that will be incurred during the first fiscal quarter of 2006 will also be substantially covered by the Company’s insurance policies.
3. Inventories
Inventories consisted of the following:

	October 31
	2005	2004
	(In thousands)
Live poultry-broilers and breeders	$42,662	$45,318
Feed, eggs and other	10,983	10,081
Processed poultry	19,881	11,024
Processed food	6,905	5,172
Packaging materials	4,282	4,008

	$84,713	$75,603

4. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31
	2005	2004
	(In thousands)
Parts and supplies	$6,801	$5,698
Current deferred tax assets	1,930	1,460
Other prepaid expenses	2,868	5,919

	$11,599	$13,077

5. Accrued expenses
Accrued expenses and claims payable consisted of the following:

	October 31
	2005	2004
	(In thousands)
Income taxes payable	$12,990	$0
Accrued bonuses	13,515	11,474
Accrued rebates	3,236	3,387
Workers’ compensation claims	3,711	3,484
Accrued property taxes	2,627	2,306
Accrued wages	4,020	3,201
Accrued vacation	3,199	2,822
Other accrued expenses	4,850	4,355

	$48,148	$31,029

6. Long-term Credit Facilities and Debt
     Long-term debt consisted of the following:

	October 31
	2005	2004
	(In thousands)
Term loan with an insurance company, accruing interest at 7.05%; due in annual principal installments of $4,000,000, maturing in 2007	$8,000	$12,000
Note payable, accruing interest at 5%; due in annual installments of $161,400, including interest, maturing in 2009	597	723
6% Mississippi Business Investment Act bond-capital lease obligation, due November 1, 2012	2,320	2,580

	10,917	15,303
Less current maturities of long-term debt	4,406	4,385

	$6,511	$10,918

At October 31, 2005, the Company had a $100.0 million revolving credit agreement with four banks. As of October 31, 2005, all of the credit was available. On November 17, 2005, the Company entered into a new $200.0 million revolving credit facility with six banks that extends until 2010. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit and the term loan agreements include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreement also establishes limits on dividends, assets that can be pledged and capital expenditures. As of December 22, 2005, all of the credit under the new revolver was available.
The aggregate annual maturities of long-term debt at October 31, 2005 are as follows (in thousands):

Fiscal Year	Amount
2006	$4,406
2007	4,433
2008	455
2009	482
2010	381
Thereafter	760

$10,917

7. Income Taxes
     Income tax expense (benefit) consisted of the following:

	Years Ended October 31
	2005	2004	2003
	(In thousands)
Current:
Federal	$41,453	$49,250	$29,940
State	5,505	8,090	5,080

	46,958	57,340	35,020
Deferred:
Federal	(2,705)	430	(800)
State	(410)	70	(120)

	(3,115)	500	(920)

	$43,843	$57,840	$34,100

     Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31
	2005	2004
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$15,675	$17,977
Prepaid and other assets	495	1,108

Total deferred tax liabilities	16,170	19,085

	October 31
	2005	2004
	(In thousands)
Deferred tax assets:
Accrued expenses and accounts receivable	4,395	4,195

Net deferred tax liabilities	$11,775	$14,890

Current deferred tax assets (included in prepaid expenses)	$1,930	$1,460
Long-term deferred tax liabilities	13,705	16,350

Net deferred tax liabilities	$11,775	$14,890

     The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0%
are as follows:

	Years Ended October 31
	2005	2004	2003
	(In thousands)
Income taxes at statutory rate	$40,068	$52,244	$30,856
State income taxes	3,312	5,584	3,224
Other, net	463	12	20

Income tax expense	$43,843	$57,840	$34,100

8. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $5,500,000, $7,000,000 and $4,000,000 in fiscal 2005, 2004 and 2003, respectively.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s compensation and 50% of employee contributions between 3% and 5% of each employee’s compensation. The Company’s contributions to the 401(k) Plan totaled $2,666,000 in fiscal 2005, $1,803,000 in fiscal 2004 and $1,551,000 in fiscal 2003.
9. Stock Compensation Plans
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
Under the Company’s Stock Option Plan, 2,250,000 shares of Common Stock were reserved for grant to key management personnel. Options outstanding at October 31, 2005 were granted in fiscal 2002, have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2005, 2004 and 2003. The plan has been superceded by the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan described below and no further options may be issued under the Stock Option Plan.
Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at October 31, 2002	1,082,604	$9.61
Granted	0	0.00
Exercised	(272,775)	8.57
Forfeited	(10,125)	12.37

Outstanding at October 31, 2003	799,704	14.41
Granted	0	0.00
Exercised	(440,078)	9.75
Forfeited	(2,250)	12.37

Outstanding at October 31, 2004	357,376	11.56
Granted	0	0.00
Exercised	(102,332)	11.27
Forfeited	(33,501)	12.22

Outstanding at October 31, 2005	221,543	$11.66

The exercise price of the options outstanding as of October 31, 2005, ranged from $7.47 to $12.37 per share. At October 31, 2005, the weighted average remaining contractual life of the options outstanding was 7 years and 150,336 options were exercisable.
In fiscal 2000, the Company granted 211,507 “phantom shares” to certain key management personnel. Upon exercise of a phantom share, the holder will receive a cash payment or an equivalent number of shares of the Company’s Common Stock, at the Company’s option, equal to the excess of the fair market value of the Company’s Common Stock at the time of exercise over the phantom share award value of $4.98 per share. The phantom shares have a ten-year term and vest over four years beginning one year after the date of grant. Compensation expense of $84,000, $1,567,000 and $1,942,000 for the phantom share plan is included in selling, general and administrative expense in the accompanying consolidated statement of income for fiscal 2005, 2004 and 2003, respectively.
A summary of the Company’s phantom share activity and related information is as follows:

		Exercise
	Shares	Price
Outstanding at October 31, 2002	211,500	$4.98
Granted	0	0.00
Forfeited	0	0.00
Exercised	(141,750)	4.98

Outstanding at October 31, 2003	69,750	4.98
Granted	0	0.00
Forfeited	0	0.00
Exercised	(63,000)	4.98

Outstanding at October 31, 2004	6,750	4.98
Granted	0	0.00
Forfeited	0	0.00
Exercised	(6,750)	4.98

Outstanding at October 31, 2005	0	$0.00

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

Pursuant to the Plan, on February 23, 2005, the Company’s board of directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s board of directors. Restricted stock granted to non-employee directors vests three years from the date of grant and all other restricted stock granted at that time pursuant to the Plan vests ten years from the date of grant. The vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s Common Stock on the date of grant. Restricted stock grants are recorded as unearned compensation and are recognized as compensation expense over the vesting period. During the quarter ended April 30, 2005, the Company issued a total of 354,000 shares of restricted stock valued at $44.56 per share. During fiscal 2005, 11,000 shares granted on February 23, 2005 were forfeited. Compensation expense related to restricted stock grants totaled $1,744,000 during fiscal 2005.
Also on February 23, 2005 and pursuant to the Plan, the Company’s board of directors approved Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s board of directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100% of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15% of their salary and up to 75% of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s Common Stock on the date of purchase. The Company makes matching contributions of 25% of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, retirement or change in control, as defined. If a participant’s employment is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recorded as unearned compensation and are recognized as compensation expense over the vesting period. During fiscal 2005, the participants purchased a total of 7,497 shares of restricted stock pursuant to the Purchase Plan valued at $41.13 per share and the Company issued 1,832 matching shares valued at $41.11 per share. Compensation expense related to the Company’s matching contribution totaled approximately $8,000 in fiscal 2005.
10. Shareholder Rights Agreement
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
The exercise price of a right has been established at $75. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. The rights may be redeemed by the Board of Directors at $0.01 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company’s Common Stock. The rights expire on May 4, 2009.
11. Other Matters
     The Company has vehicle and equipment leases that expire at various dates through fiscal 2011. Rental expense under these leases totaled $4.9 million, $4.7 million and $3.6 million for fiscal 2005, 2004 and 2003, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2004 were as follows:

Fiscal Year	Amount
2006	$5.6 million
2007	5.0 million
2008	3.5 million
2009	3.0 million
2010	1.8 million
Thereafter	.1 million

$19.0

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
     The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company has aggressively defended the lawsuit and will continue to do so. The Company has a policy of zero tolerance for discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004, the Company filed a Motion to Sever Plaintiffs’ Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company further asserted that it would be prejudiced by being subjected to one common trial for all 84 plaintiffs, rather than separate trials for each plaintiff. On August 26, 2004, the Court issued its order severing this case into six separate causes of action, with the plaintiffs divided into six groups based on their job classifications. On October 12, 2004, the plaintiffs filed new complaints for each of the six severed cases, which the Company answered on November 24, 2004. A case management conference for each of the six cases was held on December 28, 2004, during which various procedural issues related to discovery were settled. On September 28, 2005, the Company filed a Motion for a Pre-Trial conference seeking to preclude the plaintiffs from utilizing a “pattern and practice” method of proof. This method of proof is typically reserved for class action cases, or cases brought by the government. The plaintiffs had indicated their intention to use this method of proof in the pleadings and discovery requests filed up to the date of the Company’s motion. On October 26, 2005, the court entered an order ruling that the plaintiffs would not be permitted to use the “pattern and practice” method of proof. Six separate trials are scheduled during 2006 and 2007 for the plaintiffs’ causes of actions. The first of the six trials is currently set for September 18, 2006.
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
     The Company is vigorously defending and will continue to vigorously defend this action. On November 22, 2002, the Court denied the Company’s motions to compel arbitration, challenging the jurisdiction of the Chancery Court of Lawrence County, Mississippi, and seeking to have the case dismissed pursuant to rule 5(c) of the Mississippi Rules of Civil Procedure. The Company then filed its motion for interlocutory appeal on these issues with the Mississippi Supreme Court. On December 6, 2002, the Mississippi Supreme Court agreed to hear this motion and stayed the action in the Chancery Court pending disposition of this motion. The Company’s motion for interlocutory appeal was granted and this matter is pending before the Mississippi Supreme Court. The Supreme Court granted the Company’s request that this case be consolidated with a second grower suit discussed below. Both this matter and the matter discussed below were decided by the court on October 6, 2005 with a decision in favor of the Company. The plaintiffs have indicated they plan to request a rehearing before the court and have until January 18, 2006 to file such a request.
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
     On September 5, 2002, the Company filed its Motion to Dismiss and/or Transfer Jurisdiction and/or to Compel Arbitration and/or for Change of Venue. A hearing of this motion was completed on November 18, 2003. Prior to completion of the hearing, the Company filed a request with the American Arbitration Association (“AAA”) to arbitrate the claims made in this lawsuit. On June 7, 2004, the Chancery Court of Jefferson Davis County, Mississippi entered an Order denying all of the relief requested by the Company in its motion dated September 5, 2002. On June 29, 2004, the Company filed a Notice of Appeal and/or, in the Alternative, Petition to Appeal from Interlocutory Order and Motion for Stay Pursuant to M.R.A.P.5(c) with the Mississippi Supreme Court, requesting appellate review of the Chancery Court’s Order. On August 11, 2004, the Mississippi Supreme Court entered its Order accepting jurisdiction under the Notice of Appeal portion of the Company’s June 29, 2004 filing, but dismissed the Alternative Petition for Interlocutory Appeal portion of the same filing as moot. The court also agreed to consolidate this case with the broiler grower lawsuit described above. The Mississippi Supreme Court continued the stay previously entered, holding in abeyance the trial court proceedings pending a ruling by it on the consolidated appeals of both grower lawsuits. On October 6, 2005, the court decided this matter, together with the grower suit discussed above, in favor of the Company. The plaintiffs have indicated they plan to request a rehearing before the court and have until January 18, 2006 to file such a request.

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

QUARTERLY FINANCIAL DATA

	Fiscal Year 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$233,290	$259,176	$264,650	$249,069
Operating income	16,508	42,812	38,940	15,224
Net income	10,041	26,520	24,022	10,055
Diluted earnings per share	$.50	$1.32	$1.19	$.50

	Fiscal Year 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
	(Unaudited)
Net sales	$226,441	$272,710	$293,923	$259,223
Operating income	31,383	54,972	55,775	8,024
Net income	18,986	33,437	33,944	5,061
Diluted earnings per share	$.95	$1.67	$1.69	$.25

(1)	During the fourth quarter of fiscal 2005, the Company was negatively impacted by Hurricane Katrina and had an estimated reduction in its operating income during the fourth quarter of $7.9 million related to the storm.
Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period
	(In Thousands)
Year ended October 31, 2005
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,555	$1,063		$1,869	$749
Year ended October 31, 2004
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,390	$165		$0	$1,555
Year ended October 31, 2003
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$663	$727		$0	$1,390

(1)	Uncollectible accounts written off, net of recoveries
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls
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
     As of October 31, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2005. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we have concluded that, as of October 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on management’s assessment of the Company’s internal control over financial reporting as of October 31, 2005.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sanderson Farms, Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Sanderson Farms, Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005 of Sanderson Farms, Inc. and subsidiaries and our report dated December 22, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
December 22, 2005
Item 9B. Other Information.
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
     The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose members are John H. Baker, III, Phil K. Livingston, Gail J. Pittman, Charles W. Ritter, Jr. (Chairman) and Donald W. Zacharias. All members of the audit committee are independent directors under the listing standards of the National Association of Securities Dealers. The Registrant’s Board of Directors has determined that Phil K. Livingston is an audit committee financial expert.
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
     The following table provides information as of October 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding options to purchase the Company’s common stock were issued under the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002. That plan has been superceded by the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005. No further options or other awards may be granted under the Stock Option Plan. There are 2,250,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

			(c) Number of
			securities remaining
	(a) Number of		available for future
	securities to be issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and	warrants and	reflected in column
Plan category(1)	rights(2)	rights(2)	(a)(3)
Equity compensation plans approved by security holders	221,543	$11.66	818,547
Equity compensation plans not approved by security holders	0	0	0

Total	221,543	$11.66	818,547

(1)	The table above does not include information concerning the Registrant’s Phantom Stock Agreements dated April 21, 2000 with certain of its executive officers and key employees. These agreements permit the respective holders to claim a cash award from the Registrant at specified times prior to April 21, 2010, equal to a number of shares selected by the holder, but not exceeding in the aggregate the number of shares specified in the agreement, multiplied by the difference between the market value of a share of the Registrant’s common stock at that time and $4.9817. The Company has the option to issue shares of its common stock in lieu of the cash payable to a phantom stock holder upon the exercise of such holder’s phantom stock. Because the value of a share of phantom stock upon conversion depends on the value of the Registrant’s common stock on the conversion date, the number of shares of the Registrant’s common stock that would be issuable upon conversion of the outstanding phantom stock in lieu of a cash payment, should the Registrant exercise its option to issue shares in lieu of paying cash, cannot be determined. Information concerning the amount of the Registrant’s phantom stock awards is contained in the Registrant’s revised definitive proxy statement on Schedule 14A filed on January 28, 2002.

(2)	These columns do not reflect the 354,000 shares of restricted stock issued to participants in the Stock Incentive Plan in fiscal 2005, the 9,329 shares of restricted stock purchased by or issued to participants under the management stock purchase plan provisions of the Stock Incentive Plan or the purchase prices therefor.

(3)	Represents shares available for issuance under the Stock Incentive Plan.
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
PART IV
     Item 15. Exhibits and Financial Statement Schedules.

(a)1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2005 and 2004
Consolidated Statements of Income — Years ended October 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — Years ended October 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements — October 31, 2005
(a)2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
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

3.7	By-Laws of the Registrant, amended and restated as of December 2, 2004 (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

Exhibit
Number	Description
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

10.5 + *	Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates, amended and restated effective November 1, 1997.

10.6 + *	Amendment One dated October 22, 2002 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.7 + *	Amendment Two dated December 2, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.8 + *	Amendment Three dated February 11, 2004 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.9 + *	Amendment Four dated January 1, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.10 + *	Amendment Five dated March 28, 2005 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.11 +
Sanderson Farms, Inc. and Affiliates Stock Option Plan (Amended and Restated as of February 28, 2002). (Incorporated by reference to Exhibit 4.8 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.12 +
Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.13 +	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2004. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed December 8, 2004.)

10.14 +
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.15 +
Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.16 +
Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on

Exhibit
Number	Description
Form 8-K on March 1, 2005.)

10.17 +
Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.18 +
Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.19 +
Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.20 +
Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.21
Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.22
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

10.24
Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.25
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

10.26
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

Exhibit
Number	Description
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

10.31
Sixth Amendment to Credit Agreement dated as of July 2, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10d to the Quarterly Report of the Registrant for the quarter ended January 31, 2002.)

10.32
Seventh Amendment to Credit Agreement dated as of July 29, 2002, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 2002.)

10.33
Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.34
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

10.35
Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated April 22, 1999.)

10.36
Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.37
Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.38
Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.39
Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

Exhibit
Number	Description
10.40
Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
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

SANDERSON FARMS, INC.

By:	/s/ Joe F. Sanderson, Jr.
Chairman of the Board and Chief Executive Officer
Date: December 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/29/05	/s/ John H. Baker, III	12/29/05

Joe F. Sanderson, Jr.,		John H. Baker, III,
Chairman of the Board and Chief Executive Officer		Director
(Principal Executive Officer)

/s/ Beverly Wade Hogan	12/29/05	/s/Charles W. Ritter, Jr.	12/29/05

Beverly Wade Hogan,		Charles W. Ritter, Jr.,
Director		Director

/s/ Gail Jones Pittman	12/29/05	/s/ Rowan H. Taylor	12/29/05

Gail Jones Pittman,		Rowan H. Taylor,
Director		Director

/s/ Donald W. Zacharias	12/29/05	/s/ Robert Buck Sanderson	12/29/05

Donald W. Zacharias,		Robert Buck Sanderson,
Director		Director

/s/ Phil K. Livingston	12/29/05	/s/ Lampkin Butts	12/29/05

Phil K. Livingston,		Lampkin Butts, Director,
Director		President and Chief Operating Officer

/s/ D. Michael Cockrell	12/29/05	/s/ James A. Grimes	12/29/05

D. Michael Cockrell,		James A. Grimes, Secretary
Director, Treasurer and Chief Financial Officer		and Chief Accounting Officer
(Principal Financial Officer)		(Principal Accounting Officer)

EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
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

10.5 + *	Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates, amended and restated effective November 1, 1997.

10.6 + *	Amendment One dated October 22, 2002 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.7 + *	Amendment Two dated December 2, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

Exhibit
Number	Description
10.8 + *	Amendment Three dated February 11, 2004 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.9 + *	Amendment Four dated January 1, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.
10.10 + *	Amendment Five dated March 28, 2005 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.
10.11 +
Sanderson Farms, Inc. and Affiliates Stock Option Plan (Amended and Restated as of February 28, 2002). (Incorporated by reference to Exhibit 4.8 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.12 +
Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.13 +	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2004. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed December 8, 2004.)

10.14 +
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.15 +
Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.16 +
Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.17 +
Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.18 +
Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.19 +
Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.20 +
Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.21
Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.22	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report

Exhibit
Number	Description
on Form 10-K for the year ended October 31, 1991.)

10.23
Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.24
Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.25
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

10.26
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

10.31
Sixth Amendment to Credit Agreement dated as of July 2, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10d to the Quarterly Report of the Registrant for the quarter ended January 31, 2002.)

10.32
Seventh Amendment to Credit Agreement dated as of July 29, 2002, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 2002.)

10.33	Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms,

Exhibit
Number	Description

Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.34
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

10.35
Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated April 22, 1999.)

10.36
Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.37
Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.38
Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.39
Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.40
Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.