Form 10-Q
period 2006-01-31
SANDERSON FARMS INC
filed 2006-02-28
CIK 812128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-14977
Sanderson Farms, Inc.

(Exact name of registrant as specified in its charter)

Mississippi	64-0615843

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

127 Flynt Road, Laurel, Mississippi	39443

(Address of principal executive offices)	(Zip Code)
(601) 649-4030

(Registrant’s telephone number, including area code)
225 N. 13th Avenue, Laurel, Mississippi, 39440

(Former name, former address and former fiscal year, if changed since last report.)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐       Acclerated filer ☑      Non-acclerated filer ☐
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share Par Value 20,067,383 shares outstanding as of January 31, 2006.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—January 31, 2006 and October 31, 2005

Condensed consolidated statements of operations—Three months ended January 31, 2006 and 2005

Condensed consolidated statements of cash flows—Three months ended January 31, 2006 and 2005

Notes to condensed consolidated financial statements—January 31, 2006

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

SIGNATURES
EX-15 ACCOUNTANTS LETTER RE: UNAUDITED FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2006	2005
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,249	$34,616
Accounts receivable, net	41,544	38,833
Receivable from insurance companies	12,894	14,892
Inventories	89,811	84,713
Prepaid expenses	15,825	11,599

Total current assets	162,323	184,653
Property, plant and equipment	530,872	508,912
Less accumulated depreciation	(255,761)	(249,586)

	275,111	259,326
Other assets	2,105	1,812

Total assets	$439,539	$445,791

Current liabilities:
Accounts payable and accrued expenses	$65,994	$72,616
Current maturities of long-term debt	4,413	4,406

Total current liabilities	70,407	77,022
Long-term debt, less current maturities	16,373	6,511
Claims payable	2,900	2,900
Deferred income taxes	13,890	13,705
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,067,383 and 20,063,070 at January 31, 2006 and October 31, 2005, respectively	20,067	20,063
Paid-in capital	10,393	22,657
Unearned compensation	0	(13,607)
Retained earnings	305,509	316,540

Total stockholders’ equity	335,969	345,653

Total liabilities and stockholders’ equity	$439,539	$445,791

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	January 31,
	2006	2005
Net sales	$222,114	$233,290
Cost and expenses:
Cost of sales	222,765	203,755
Selling, general and administrative	13,384	13,027

	236,149	216,782

OPERATING INCOME (LOSS)	(14,035)	16,508
Other income (expense):
Interest income	124	199
Interest expense	(76)	(318)
Other	39	4

	87	(115)

INCOME (LOSS) BEFORE INCOME TAXES	(13,948)	16,393
Income tax expense (benefit)	(5,342)	6,352

NET INCOME (LOSS)	$(8,606)	$10,041

Earnings (loss) per share:
Basic	$(.43)	$.50

Diluted	$(.43)	$.50

Dividends per share	$.12	$.10

Weighted average shares outstanding:
Basic	20,064	19,962

Diluted	20,064	20,115

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2006	2005
	(In thousands)
Operating activities
Net income (loss)	$(8,606)	$10,041
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,461	6,267
Non-cash stock compensation	726	0
Change in assets and liabilities:
Accounts receivable, net	(2,712)	6,983
Receivable from insurance companies	1,998	0
Inventories	(5,098)	2,727
Other assets	(5,473)	1,139
Accounts payable and accrued expenses	(5,507)	(11,559)

Total adjustments	(9,605)	5,557

Net cash provided by (used in) operating activities	(18,211)	15,598
Investing activities
Capital expenditures	(22,819)	(15,476)
Net proceeds from sale of property and equipment	598	7

Net cash used in investing activities	(22,221)	(15,469)
Financing activities
Principal payments on long-term debt	(131)	(125)
Net borrowings from revolving line of credit	10,000	0
Net proceeds from issuance of common stock (22,872 shares in 2006 and 10,125 shares in 2005)	648	232
Dividends paid	(2,452)	(1,997)

Net cash provided by (used in) financing activities	8,065	(1,890)

Net change in cash and cash equivalents	(32,367)	(1,761)
Cash and cash equivalents at beginning of period	34,616	75,910

Cash and cash equivalents at end of period	$2,249	$74,149

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2006
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.
The consolidated balance sheet at October 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2005.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31,	October 31,
	2006	2005
	(In thousands)
Live poultry-broilers and breeders	$50,508	$42,662
Feed, eggs and other	11,089	10,983
Processed poultry	16,860	19,881
Processed food	6,520	6,905
Packaging materials	4,834	4,282

	$89,811	$84,713

NOTE 3—STOCK COMPENSATION PLANS
The following describes major changes to benefit plans that have occurred since October 31, 2005. Refer to Notes 8 and 9 of our October 31, 2005 audited financial statements for further information on our employee benefit plans and stock compensation plans.
During the quarter ended January 31, 2006, the Company granted 40,050 shares of restricted stock to certain officers, directors and key employees. The restricted stock had a grant date fair value of $35.25 per share and vests four years from the date of grant. Also, during the quarter, participants in the Company’s Management Share Purchase Plan purchased a total of 18,559 shares of restricted stock at an average price of $31.02 and the Company issued 4,620 matching restricted shares. Total stock based compensation expense applicable to the Company’s restricted stock grants was $726,000 for the quarter ended January 31, 2006.
During the quarter ended January 31, 2006, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a three-year performance period beginning November 1, 2005. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the three-year performance period, participants will receive 50% to 150% of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,950. No compensation cost was recognized for the performance shares during the quarter ended January 31, 2006 because achievement of the applicable performance measures is not considered probable.
NOTE 4 — EARNINGS PER SHARE
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share for the three months ended January 31, 2005 was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options outstanding. There were 153,000 weighted average dilutive shares outstanding for the three months ended January 31, 2005. Restricted stock and employee stock options representing 88,924 common shares were excluded from the calculation of diluted net loss per share for the three months ended January 31, 2006 because the effect was antidilutive. There were no restricted stock outstanding during the three months ended January 31, 2005.
NOTE 5 — NEW REVOLVING CREDIT FACILITY
On November 17, 2005, the Company entered into a new $200.0 million revolving credit facility with six banks that extends until 2010. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit facility include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. As of January 31, 2006, the Company is in compliance with all covenants. The agreement also establishes limits on dividends, assets that can be pledged and capital expenditures. The Company had $190.0 million available to borrow under the line of credit at January 31, 2006.
NOTE 6 — HURRICANE RECEIVABLE
The Company’s financial statements for the first fiscal quarter ended January 31, 2006, reflect a receivable from the Company’s insurance carriers of $12.9 million for property damage and expenses incurred resulting from Hurricane Katrina. The Company’s total insurance claim through January 31, 2006, for property damage, expenses incurred and lost profits is $26.3 million, net of the applicable deductible of $2,750,000. The Company received $5.0 million during the first quarter of fiscal 2006 from the insurance carriers as an initial draw on the claim. During the first fiscal quarter, operating income was reduced by unrecognized lost profits and expenses of approximately $3.0 million. These unrecognized lost profits and expenses were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the Hurricane and will be recognized once negotiations with the insurance carriers are complete and the final amounts are determined. The Company intends to seek reimbursement for all of its insured losses, including the unrecognized lost profits and expenses. Negotiations with the Company’s insurance carriers are expected to be completed during fiscal 2006.
NOTE 7—NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 in the first quarter of fiscal 2006 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. The adoption of SFAS No. 123(R) was not significant to the Company’s operations or financial position for the fiscal 2006 first quarter.
Prior to adoption of SFAS No. 123(R), the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Under APB 25, the Company recorded unearned compensation in the shareholders’ equity section of its balance sheet upon the grant of restricted stock and amortized the unearned compensation over the vesting period. Based upon the provisions of SFAS No. 123(R), the Company was required to reverse the previously recorded unearned compensation and to accrue stock based compensation expense as it is earned.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. as of October 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
New Orleans, Louisiana
February 27, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2005.
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
     On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas have been selected for construction of a new poultry processing plant and wastewater treatment facility and hatchery. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.2 million birds per week for the big bird deboning market. At full capacity, the complex will employ approximately 1,300 people, will require 150 contract growers, and will be equipped to process and sell 8.4 million pounds per week of dressed poultry meat at full production.
     Sanderson Farms expects to invest approximately $70.0 million in the new Texas complex, and anticipates that associated contract growers will invest an additional $115.0 million in poultry production facilities. The Company expects to begin construction of the facilities this spring, with initial operation of the new complex scheduled to begin in May of 2007. Sanderson Farms will also expand its feed mill in Easterly, Texas, and use that feed milling capacity to satisfy the live production needs associated with the new complex.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s financial results for the first quarter of fiscal 2006 reflect significantly lower prices for poultry products, the start-up of the second shift of the first line at the Company’s new poultry processing complex in South Georgia and conversion of the Collins, Mississippi poultry processing plant to the big bird deboning market, increased cost of soybean meal and higher fuel and utility prices. In addition, during the first quarter of fiscal 2006, the Company continued to experience the negative impact of Hurricane Katrina.
RESULTS OF OPERATIONS
Net sales for the first quarter of fiscal 2006 were $222.1 million as compared to $233.3 million for the first quarter of fiscal 2005, a decrease of $11.2 million or 4.8%. The decrease in net sales during the first quarter of fiscal 2006 reflects a 9.7% decrease in the average sale price of the Company’s poultry products, partially offset by an increase in the pounds of poultry products sold of 3.7%. The decrease in the average sale price of the Company’s poultry products resulted primarily from decreases in the market prices of boneless breast meat, tenders and wings of 21.2%, 13.9% and 17.6%, respectively. The average market price for bulk leg quarters during the first quarter of fiscal 2006 were 10.7% lower than the same quarter in fiscal 2005. In addition, a simple average of the Georgia Dock prices for whole chickens decreased 3.2% when these same periods are compared. Net sales of prepared food products increased $2.0 million, or 7.5% during the three months ended January 31, 2006 as compared to the three months ended January 31, 2005. This increase resulted from a 16.4% increase in the pounds of prepared food products sold and a decrease of 7.6% in the average sales price of prepared food products sold.
Cost of sales for the three months ended January 31, 2006, were $222.8 million, an increase of $19.0 million, or 9.3% as compared to the same three months ended January 31, 2005. Cost of sales of the Company’s poultry products increased $16.3 million, or 9.0%. The increase in the cost of sales of poultry products resulted from an increase in the pounds of poultry products sold at the Company’s new poultry complex in South Georgia which will not reach operational efficiency until full capacity is obtained during the summer of fiscal 2006. The Company estimates that the cost of sales in the three months ended January 31, 2006 was affected by approximately $3.5 million due to the start up nature of the new Georgia facility. Also, the Company’s cost of sales was negatively impacted by an increase in the cost of corn and soybean meal during the first quarter of fiscal 2006 as compared to the first quarter of 2005. A simple average of the corn and soybean meal cash market prices during the first quarter of fiscal 2006 as compared to same quarter during fiscal 2005 reflect an increase of 2.6% and 14.6%, respectively. The Company’s cost of sales was also higher during the quarter due to an increase in the pounds of prepared food products sold of 16.4%. The Company’s prepared food products have a higher average cost of sales per pound than the Company’s poultry products. Cost of sales of prepared food products increased $2.7 million or 11.8%.
Selling, general and administrative costs for the three months ended January 31, 2006 were $13.4 million as compared to $13.0 million during the three months ended January 31, 2005. The increase in selling, general and administrative costs of $0.4 million resulted from amortization of restricted stock grants issued during the second quarter of fiscal 2005 and the first quarter of fiscal 2006. The increase in amortization of restricted stock was partially offset by slightly lower advertising expenditures and expenses that were incurred during the first quarter of fiscal 2005 related to the start up of the new poultry complex in South Georgia later during fiscal

2005. All costs of operating the new complex in South Georgia, except for certain sales related expenditures, are included in cost of sales during the three months ended January 31, 2006.
For the three months ended January 31, 2006, the Company’s operating loss was $14.0 million as compared to an operating income of $16.5 million for the three months ended January 31, 2005. The reduction of $30.5 million is the result of a significant reduction in poultry prices during the quarter, increased cost of soybean meal, higher fuel and utility prices and an estimated loss of $3.0 million from Hurricane Katrina during the first quarter of fiscal 2006. The estimated loss of $3.0 million from Hurricane Katrina resulted from unrecognized lost profits and certain expenses that were the direct result of the Company’s efforts to minimize the effect of Hurricane Katrina. In addition, the Company’s operations were negatively impacted by the start up of the second shift of the first line at the new poultry complex in South Georgia and the conversion of the Collins, Mississippi processing plant to a big bird deboning plant. The Collins, Mississippi plant was down for one week during the first quarter of fiscal 2006 to allow for the installation of required equipment changes.
Interest expense during the three months ended January 31, 2006 was $76,000 as compared to $318,000 during the three months ended January 31, 2005. The reduction in interest expense was due to the capitalization of $227,000 of interest incurred during the first quarter of fiscal 2006 to the cost of construction of the new general offices in Laurel, Mississippi and the new feed mill under construction in Collins, Mississippi and lower outstanding debt.
The Company’s effective tax rate for the three months ended January 31, 2006 and 2005 was 38.30% and 38.75%, respectively.
The Company’s net loss was $8.6 million or $.43 per share for the first quarter of fiscal 2006 as compared to net income for the first quarter of fiscal 2005 of $10.0 million, or $.50 per share. During the first quarter of fiscal 2006 the Company incurred certain expenses and lost profits of $3.0 million before income taxes from Hurricane Katrina. The Company intends to seek reimbursement for the unrecognized lost profits and incurred expense of $3.0 million incurred during the first quarter of fiscal 2006. Negotiations with the Company’s insurance carriers are expected to be completed during fiscal 2006.
Liquidity and Capital Resources
The Company’s working capital at January 31, 2006 was $91.9 million and its current ratio was 2.3 to 1. This compares to working capital of $107.6 million and a current ratio of 2.4 to 1 as of October 31, 2005. During the three months ended January 31, 2006 the Company spent approximately $22.8 million on planned capital projects, which include $6.1 million on the new general offices in Laurel, Mississippi, $3.2 million on the new feed mill under construction in Collins, Mississippi and $3.4 million to increase the capacity of the Collins, Mississippi hatchery and to complete the conversion of the Collins, Mississippi poultry processing plant to the big bird deboning market.
The Company’s capital budget for fiscal 2006 is approximately $74.1 million at January 31, 2006, and will be funded by cash on hand, internally generated working capital and cash flows from operations. If needed, the Company has $190.0 million available under its revolving line of credit at January 31, 2006. The fiscal 2006 capital budget includes approximately $8.0 million in operating leases and $9.4 million to complete construction of the new corporate office building in Laurel, Mississippi. In addition, the fiscal 2006 capital budget includes $22.5 million to build a feed mill in Collins, Mississippi, complete the conversion of the Collins, Mississippi processing facility to a big bird deboning plant, expand the Collins, Mississippi hatchery and $4.8 million to improve operating efficiencies at the Company’s prepared foods plant in Jackson, Mississippi. Without operating leases, the new office building and capital investment in Collins and Jackson, Mississippi, the Company’s capital budget for fiscal 2006 would be $29.4 million.
On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas have been selected for construction of a new poultry processing plant, wastewater treatment facility and hatchery. Sanderson Farms will also expand its feed mill in Easterly, Texas to satisfy the live production needs associated with the new complex. The Company expects to invest approximately $70.0 million in the new complex during fiscal 2006 and fiscal 2007. The fiscal 2006 capital budget does not include any anticipated investment in the Waco facility because such investment will not be quantified until engineering is complete in the second quarter of fiscal 2006.
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
     Hurricane Receivable from Insurance Companies
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
     New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 in the first quarter of fiscal 2006 did not have a significant impact on the Company’s results of operations, financial position or cash flows.
     In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. The adoption of SFAS No. 123(R) was not significant to the Company’s operations or financial position for the fiscal 2006 first quarter.
     Prior to adoption of SFAS No. 123(R), the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Under APB 25, the Company recorded unearned compensation in the shareholders’ equity section of its balance sheet upon the grant of restricted stock and amortized the unearned compensation over the vesting period. Based upon the provisions of SFAS No. 123(R), the Company was required to reverse the previously recorded unearned compensation and to accrue stock based compensation expense as it is earned.
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
     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2006. At January 31, 2006, none of the Company’s outstanding debt had a variable interest rate. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2006. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 26, 2000, three current and former contract growers filed suit against the Company on behalf “all Mississippi residents to whom, between, on or about November 1981 and the present, the Company induced into growing chickens for it and paid compensation under the so-called ‘ranking system’.” On August 2, 2002, three contract producers egg producers filed similar suits against the Company. A description of these matters is found in the Registrants’ Annual Report on Form 10-K filed on December 29, 2005. As described in the Annual Report, following numerous procedural and other proceedings, the Mississippi Supreme Court decided these matters on October 6, 2005 in favor of the Company. While the plaintiffs indicated they planned to request a rehearing before the court and had until January 18, 2006 to file such a request, that deadline passed with no such request being filed. As a result, the Mississippi Supreme Court entered its final mandate in this matter on January 24, 2006, and this matter is now final.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2005.
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
     Exhibit 10.1 Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)
     Exhibit 10.2 Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)
     Exhibit 10.3 Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)
     Exhibit 10.4 Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)
     Exhibit 10.5 Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)
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

SANDERSON FARMS, INC.

(Registrant)

Date: February 28, 2006	By: /s/ D. Michael Cockrell

Treasurer and Chief Financial Officer

Date: February 28, 2006	By: /s/ James A. Grimes

Secretary and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.2	Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.3	Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.4	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.5	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.