Form 10-Q
period 2006-04-30
SANDERSON FARMS INC
filed 2006-05-25
CIK 812128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock,
$1 Per Share: Par Value 20,067,383 shares outstanding as of April 30, 2006.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—April 30, 2006 and October 31, 2005

Condensed consolidated statements of operations—Three and six months ended April 30, 2006 and 2005

Condensed consolidated statements of cash flows-Six months ended April 30, 2006 and 2005

Notes to condensed consolidated financial statements—April 30, 2006

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES
EX-15 ACCOUNTANT'S LETTER RE: UNAUDITED FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2006	2005
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,237	$34,616
Accounts receivable, net	38,311	38,833
Receivable from insurance companies	5,834	14,892
Inventories	90,674	84,713
Prepaid expenses	14,648	11,599

Total current assets	155,704	184,653
Property, plant and equipment	553,622	508,912
Less accumulated depreciation	(262,706)	(249,586)

	290,916	259,326
Other assets	2,226	1,812

Total assets	$448,846	$445,791

Current liabilities:
Accounts payable and accrued expenses	$43,620	$72,616
Current maturities of long-term debt	4,413	4,406

Total current liabilities	48,033	77,022
Long-term debt, less current maturities	66,373	6,511
Claims payable	2,900	2,900
Deferred income taxes	13,945	13,705
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,067,383 and 20,063,070 at April 30, 2006 and October 31, 2005, respectively	20,067	20,063
Paid-in capital	11,126	22,657
Unearned compensation	0	(13,607)
Retained earnings	286,402	316,540

Total stockholders’ equity	317,595	345,653

Total liabilities and stockholders’ equity	$448,846	$445,791

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net sales	$225,069	$259,176	$447,183	$492,466
Cost and expenses:
Cost of sales	237,167	199,979	459,932	403,734
Selling, general and administrative	14,367	16,385	27,751	29,412

	251,534	216,364	487,683	433,146

OPERATING INCOME (LOSS)	(26,465)	42,812	(40,500)	59,320
Other income (expense):
Interest income	25	422	149	621
Interest expense	(560)	0	(636)	(318)
Other	15	64	54	68

	(520)	486	(433)	371

INCOME (LOSS) BEFORE INCOME TAXES	(26,985)	43,298	(40,933)	59,691
Income tax expense (benefit)	(10,336)	16,778	(15,678)	23,130

NET INCOME (LOSS)	$(16,649)	$26,520	$(25,255)	$36,561

Earnings (loss) per share:
Basic	$(.83)	$1.33	$(1.26)	$1.83

Diluted	$(.83)	$1.32	$(1.26)	$1.82

Dividends per share	$.12	$.10	$.24	$.20

Weighted average shares outstanding:
Basic	20,067	20,002	20,066	19,982

Diluted	20,067	20,128	20,066	20,121

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30,
	2006	2005
	(In thousands)
Operating activities
Net income (loss)	$(25,255)	$36,561
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,637	12,550
Non-cash stock compensation	1,459	495
Change in assets and liabilities:
Accounts receivable, net	521	10,939
Receivable from insurance companies	9,058	0
Inventories	(5,961)	2,524
Other assets	(4,431)	(269)
Accounts payable and accrued expenses	(27,908)	(1,446)

Total adjustments	(12,625)	24,793

Net cash provided by (used in) operating activities	(37,880)	61,354
Investing activities
Capital expenditures	(46,807)	(59,697)
Net proceeds from sale of property and equipment	674	9

Net cash used in investing activities	(46,133)	(59,688)
Financing activities
Principal payments on long-term debt	(131)	(125)
Net borrowings from revolving line of credit	10,000	0
Proceeds from long-term borrowings	50,000	0
Tax benefit on exercised stock options	27	0
Net proceeds from issuance of common stock (30,769 shares in 2006 and 66,520 shares in 2005)	648	1,574
Dividends paid	(4,910)	(4,035)

Net cash provided by (used in) financing activities	55,634	(2,586)

Net change in cash and cash equivalents	(28,379)	(920)
Cash and cash equivalents at beginning of period	34,616	75,910

Cash and cash equivalents at end of period	$6,237	$74,990

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2006
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30,	October 31,
	2006	2005
	(In thousands)
Live poultry-broilers and breeders	$52,449	$42,662
Feed, eggs and other	11,782	10,983
Processed poultry	16,186	19,881
Processed food	5,269	6,905
Packaging materials	4,988	4,282

	$90,674	$84,713

NOTE 3—STOCK COMPENSATION PLANS
The following describes major changes to benefit plans that have occurred since October 31, 2005. Refer to Notes 8 and 9 of our October 31, 2005 audited financial statements for further information on our employee benefit plans and stock compensation plans.
During the quarter ended January 31, 2006, the Company granted 40,050 shares of restricted stock to certain officers, directors and key employees. The restricted stock had a grant date fair value of $35.25 per share and vests four years from the date of grant. During the second quarter ended April 30, 2006, the Company granted 9,000 shares of restricted stock to certain directors. The restricted stock had a grant date fair value of $25.53 per share and vests 3 years from the date of grant. Also, during the six months ended April 30, 2006, participants in the Company’s Management Share Purchase Plan purchased a total of 26,456 shares of restricted stock at an average price of $28.44 and the Company issued 6,578 matching restricted shares. Total stock based compensation expense applicable to the Company’s restricted stock grants was $733,000 and 1,459,000, respectively, for the three months and six months ended April 30, 2006. Total stock based compensation expense applicable to the Company’s restricted stock grants for the three months and the six months ended April 30, 2005 was $495,000.
During the quarter ended January 31, 2006, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a three-year performance period beginning November 1, 2005. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the three-year performance period, participants will receive 50% to 150% of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,950. No compensation cost was recognized for the performance shares during the three months and six months ended April 30, 2006 because achievement of the applicable performance measures is not considered probable.

NOTE 4 — EARNINGS PER SHARE
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share for the three-month and the six-month periods ended April 30, 2006 was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options outstanding. There were 125,377 and 138,911 weighted average dilutive shares outstanding for the three months and the six months ended April 30, 2005, respectively. Restricted stock and employee stock options representing approximately 600,000 common shares for the three months ended April 30, 2006 were excluded from the calculation of diluted net loss per share for the periods because the effect was antidilutive.
NOTE 5 — NEW REVOLVING CREDIT FACILITY
On November 17, 2005, the Company entered into a new $200.0 million revolving credit facility with six banks that extends until 2010. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit facility include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. As of April 30, 2006, the Company is in compliance with all covenants. The agreement also establishes limits on dividends, assets that can be pledged and capital expenditures. The Company had $190.0 million available to borrow under the line of credit at April 30, 2006.
NOTE 6 — NEW LONG-TERM DEBT
In the second quarter of fiscal 2006, the Company issued a private placement of $50.0 million in unsecured debt. The note carries a 6.12% interest rate that matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The note carries net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility.
NOTE 7 — HURRICANE RECEIVABLE
The Company’s financial statements for the second quarter ended April 30, 2006, reflect a receivable from the Company’s insurance carriers of $5.8 million for property damage and expenses incurred resulting from Hurricane Katrina. The Company’s total insurance claim through April 30, 2006, for property damage, expenses incurred and lost profits is approximately $26.0 million, net of the applicable deductible of $2,750,000. The Company received $5.0 million during the first quarter of fiscal 2006 and $7.5 million during the second quarter of fiscal 2006 from the insurance carriers as initial draws on the claim. During the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005, operating income was reduced by unrecognized lost profits and expenses of approximately $3.0 million and $5.1 million, respectively. The Company had no such unrecognized lost profits during the second quarter of fiscal 2006. The unrecognized lost profits and expenses of $8.1 million during the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005 were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane.
Of the $8.1 million of unrecognized lost profits and expenses, $2.0 million was attributable to additional costs to compensate the Company’s contract poultry producers for the loss of revenue they incurred because of decreased efficiencies resulting from the storm. These payments to the Company’s contract poultry producers were included in cost of sales on the Company’s income statement for the year ended October 31, 2005 and the quarter ended January 31, 2006. While the Company’s management believes these additional payments to contract poultry producers are covered by the terms of the its insurance policies, it cannot deem such recovery as probable, and therefore did not recognize any possible reimbursement of these costs in its financial statements. The Company will recognize any reimbursements of these costs if and when they are received, and any such reimbursements will be classified in the period received as other income, with appropriate disclosures of the nature of such amount.
Also included in the $8.1 million is $6.1 million in lost profits. For several weeks after Hurricane Katrina, the Company was unable to sustain the workforce required to produce higher margin products normally sold by the Company, and therefore suffered $3.3 million in lost profits due to a less profitable product mix during the weeks immediately following the storm. The reasons for these human resource issues included the unavailability of fuel, damage to employees’ personal property and impassable roads due to down trees and power lines. In addition, the Company lost profits of $2.8 million that would have been realized on sales of live inventories destroyed by the hurricane. The Company has not recognized these lost profits as of April 30, 2006, but will recognize these amounts as other income when and if it receives reimbursement from the Company’s insurance carriers, with appropriate disclosures of the nature of such amounts.
NOTE 8—NEW ACCOUNTING PRONOUNCEMENTS
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
In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. The adoption of SFAS No. 123(R) was not significant to the Company’s operations or financial position for fiscal 2006.
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
The Company’s share-based compensation plans are described in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These plans have not been modified in fiscal 2006. The Company has not granted stock options since fiscal 2002. Since the beginning of fiscal 2005, the Company’s share-based compensation has primarily been in the form of restricted stock awards.
The following restricted stock transactions have occurred during fiscal 2006:

		Weighted
	Number of	Average Grant
	Shares	Price

Restricted stock awards outstanding at October 31, 2005	343,000	$44.56
Granted during fiscal 2006 as of April 30, 2006	49,050	$33.46
Forfeited during fiscal 2006 as of April 30, 2006	(5,450)	$43.79

Restricted stock awards outstanding at April 30, 2006	386,600	$43.16

As of April 30, 2006, none of these restricted awards are vested. The aggregate intrinsic value of stock options outstanding of 215,730, as of April 30, 2006 was $3.2 million. During the six months ended April 30, 2006, 4,313 options were exercised with an intrinsic value of $68,000. As of April 30, 2006, the company had $13.3 million in unrecognized share-based compensation costs that will be recognized over a weighted average period of 5.3 years.
NOTE 9 — OTHER MATTERS
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cases cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determinations of these legal proceedings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
May 23, 2006

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
     Sanderson Farms expects to invest approximately $70.0 million in the new Texas complex, and anticipates that associated contract growers will invest an additional $115.0 million in poultry production facilities. The Company had previously announced that it would begin construction of the Waco, Texas facility in the spring of 2006, with operations to begin in May 2007. In light of current market conditions, the Company has deferred construction and operations at the new facility by 90 days. It now expects to begin operations at the new plant in August 2007.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s financial results for the three months and six months ended April 30, 2006 reflect significantly lower prices for the Company’s poultry products due to an oversupply of poultry products and other proteins in the market place. This oversupply resulted in part from the appearance of H5N1 avian influenza in certain countries of Asia and Europe. The Company also experienced higher feed costs during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. In addition, anticipated inefficiencies from the start-up of the Company’s new poultry processing complex in South Georgia, the conversion of the Collins, Mississippi poultry processing plant to the big bird deboning market and higher energy costs increased the Company’s average cost of poultry products during the three months and six months ended April 30, 2006 as compared to the same periods during fiscal 2005.
In response to poor market conditions, in addition to the delay in construction at the Waco, Texas facility, the Company plans to reduce production by 175,000 head per week at its big bird deboning plants, or just under 6.0% of the big bird plants’ capacity. The Company has also taken steps to reduce production at the McComb, Mississippi chill pack plant by 100,000 head per week. These reductions have taken place immediately with respect to chick placements, and should be reflected in the weekly production at our processing plants in late June and early July. These cutbacks, which will be partially offset later this summer by the increase in head processed in Moultrie as described below, result in a 4.3% reduction in head processed.
The Company has also taken steps to delay the scheduled increase at Collins, Mississippi, and to reduce the scheduled increase at the Moultrie, Georgia processing facility. With respect to Collins, the Company has indefinitely deferred the 150,000 head per week expansion originally scheduled to begin this summer. All of the physical assets in Collins will be completed as originally scheduled. The Company is currently processing 900,000 head per week in Moultrie, and previously announced its intentions to expand production by 300,000 head per week to reach a processing rate of 1,200,000 head per week by the end of July 2006. However, the Company will gradually increase production in Moultrie by only 200,000 head per week through August, and will defer the other 100,000 head per week until such time as market conditions improve.
RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal 2006 were $225.1 million as compared to $259.2 million for the same quarter of fiscal 2005, a decrease of $34.1 million or 13.2%. The decrease in net sales during the second quarter of fiscal 2006 reflects a 23.2% decrease in the average sale price of the Company’s poultry products, partially offset by an increase in the pounds of poultry products sold of 9.8%. The decrease in the average sale price of the Company’s poultry products resulted primarily from decreases in the market prices of boneless breast meat, tenders, bulk leg quarters and wings of 30.1%, 37.5%, 43.1% and 12.7%, respectively. In addition, a simple average of the Georgia Dock prices for whole chickens decreased 7.3% when these same periods are compared. During the second quarter of fiscal 2006, the combination of sluggish demand for poultry products in the domestic market with the severe decline in exports further depressed market prices compared with the levels the Company experienced in the second quarter of fiscal 2005. Net sales of prepared food products increased $2.6 million, or 10.6% during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. This increase resulted from a 21.8% increase in the pounds of prepared food products sold and a decrease of 9.2% in the average sales price of prepared food products sold.
As a result of the challenging market conditions during the first half of fiscal 2006 as compared to the first half of fiscal 2005, net sales decreased $45.3 million or 9.2% despite an increase in the pounds of poultry products sold and prepared food products sold of 6.9% an 19.0%, respectively. During the first six months of fiscal 2006, demand for poultry products were greatly impacted by the occurrence of H5N1 avian influenza in certain countries of Asia and Europe. The industry experienced a decrease in bulk leg quarter prices and wings of 27.8% and 15.2%, respectively, as well as a decrease in the market prices for boneless breast meat and tenders of 25.9% and 27.6%. Also, a simple average of the Georgia Dock prices for whole birds was 5.3% lower in the six months ended April 30, 2006 as compared to the same period a year ago. The poultry markets have improved during May of 2006 as we approach the summer months, which are typically characterized by a seasonal increase in sales, and the impact of avian influenza on the export markets appears to be lessening.
Cost of sales for the three months ended April 30, 2006, were $237.2 million, an increase of $37.2 million, or 18.6% as compared to the same three months ended April 30, 2005. Cost of sales of the Company’s poultry products increased $34.7 million, or 19.5%. The increase in the cost of sales of poultry products resulted from an increase in the average cost of feed in flocks sold of 7.1% and an increase in the pounds of poultry products sold at the Company’s new poultry complex in South Georgia, which will not reach operational efficiency until full capacity is obtained. The Company estimates that cost of sales in the three months ended April 30, 2006 was affected by approximately $2.3 million due to the start up nature of the new Georgia facility. As previously mentioned, the Company’s cost of sales was negatively impacted by an increase in the cost of corn and soybean meal during the second quarter of fiscal 2006 as compared to the second quarter of 2005. A simple average of the corn and soybean meal cash market prices during the second quarter of fiscal 2006 as compared to same quarter during fiscal 2005 reflects an increase of 6.5% and a decrease of 4.1%, respectively. The Company’s cost of sales was also higher during the quarter due to an increase in the pounds of prepared food products sold of 21.8%. The Company’s prepared food products have a higher average cost of sales per pound than the Company’s poultry products. Cost of sales of prepared food products increased $2.5 million or 11.5%.
Cost of sales for the first half of fiscal 2006 was $459.9 million, an increase of $56.2 million or 13.9%. The increase in cost of sales can be attributed to the additional pounds of product sold at the new complex in South Georgia, which will have a higher average cost of sales than the Company as a whole until full capacity is reached. The increase in the pounds sold at the new complex in South Georgia was partially offset by fewer pounds sold in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 at the Company’s Louisiana and Mississippi poultry operations due to the conversion of the Collins, Mississippi plant to a big bird deboning plant from a chill pack plant and fewer pounds produced as a result of Hurricane Katrina. Although the cash market prices for corn and soy bean meal reflect increases of 4.7% and 4.8%, respectively, for the first half of fiscal 2006 as compared to the first half of fiscal 2005, the Company only experienced an increase in average feed costs of 1.1% due to favorable purchases of the Company’s grain requirements. Cost of sales of the Company’s prepared food products increased $5.2 million or 11.7%. This increase resulted from additional pounds of prepared food products sold of 19.0% and a decrease in the average cost of chicken which is a major raw material used in many of the products sold by the Company’s prepared foods facility.
Selling, general and administrative costs for the three months ended April 30, 2006 were $14.4 million as compared to $16.4 million during the three months ended April 30, 2005. Selling, general and administrative costs for the six months ended April 30, 2006 and 2005 were $27.8 million and $29.4 million, respectively. The decrease in selling, general and administrative costs for the second quarter and first six months of fiscal 2006 of $2.0 million and $1.7 million, respectively, resulted from lower advertising expenditures and expenses that were incurred during the comparable periods of fiscal 2005 related to the start up of the new poultry complex in South Georgia in fiscal 2005. All costs of operating the new complex in South Georgia, except for certain sales related expenditures, are included in cost of sales during fiscal 2006. In fiscal 2005, the start-up costs incurred were included in selling, general and administrative costs until operations began in the fourth quarter of fiscal 2005.
For the three months ended April 30, 2006, the Company’s operating loss was $26.5 million as compared to an operating income of $42.8 million for the three months ended April 30, 2005. For the six months ended April 30, 2006, the Company’s operating loss was $40.5 million as compared to an operating income of $59.3 million for the six months ended April 30, 2005. The reduction of $69.3 million during the second quarter of fiscal 2006 and $99.8 million for the first half of fiscal 2006 is the result of a significant reduction in poultry prices during fiscal 2006 as compared to fiscal 2005 and the start-up of initial operations at the new poultry complex in South Georgia and the conversion of the Collins, Mississippi processing plant to a big bird deboning plant. The Collins, Mississippi plant was down for one week during the first quarter of fiscal 2006 to allow for the installation of required equipment changes. Higher energy prices during fiscal 2006 as compared to fiscal 2005 and an estimated loss of $3.0 million from Hurricane Katrina during the first quarter of fiscal 2006 added to the challenging market environment. The estimated loss of $3.0 million from Hurricane Katrina resulted from unrecognized lost profits and certain expenses that were the direct result of the Company’s efforts to minimize the effect of Hurricane Katrina. The Company did not experience a loss from Hurricane Katrina during its second quarter of fiscal 2006.
Interest expense during the three months and six months ended April 30, 2006 was $560,000 and $636,000. The resulting increase in interest expense as compared to the three months and six months ended April 30, 2005 was due to the capitalization of interest for the construction of the new general offices in Laurel, Mississippi, the new poultry complex in South Georgia during fiscal 2005 and higher outstanding debt and interest rates during fiscal 2006 as compared to fiscal 2005.
The Company’s effective tax rate for the three months and six months ended April 30, 2006 was 38.3% as compared to 38.75% during the same periods of fiscal 2005.

The Company’s net loss was $16.6 million or $.83 per share for the second quarter of fiscal 2006 as compared to net income for the second quarter of fiscal 2005 of $26.5 million, or $1.32 per share. The Company’s net loss was $25.2 million or $1.26 per share for the first half of fiscal 2006 as compared to a net income of $36.6 million or $1.82 per share for the first half of fiscal 2005. During the first quarter of fiscal 2006 the Company incurred certain expenses and lost profits of $3.0 million before income taxes from Hurricane Katrina. The Company intends to seek reimbursement for the unrecognized lost profits and incurred expense of $3.0 million incurred during the first quarter of fiscal 2006. Negotiations with the Company’s insurance carriers are expected to be completed during fiscal 2006.
Liquidity and Capital Resources
The Company’s working capital at April 30, 2006 was $107.7 million and its current ratio was 3.2 to 1. This compares to working capital of $107.6 million and a current ratio of 2.4 to 1 as of October 31, 2005. During the six months ended April 30, 2006 the Company spent approximately $46.8 million on planned capital projects.
The Company’s capital budget for fiscal 2006 is approximately $90.5 million at April 30, 2006, and will be funded by cash on hand, internally generated working capital, cash flows from operations and available credit. The Company has $190.0 million available under its revolving line of credit at April 30, 2006. The fiscal 2006 capital budget includes approximately $13.0 million in operating leases and $9.4 million to complete construction of the new corporate office building in Laurel, Mississippi. In addition, the fiscal 2006 capital budget includes $22.5 million to build a feed mill in Collins, Mississippi, complete the conversion of the Collins, Mississippi processing facility to a big bird deboning plant, expand the Collins, Mississippi hatchery, $10.0 million to begin construction of the new poultry complex in Waco, Texas and $4.8 million to improve operating efficiencies at the Company’s prepared foods plant in Jackson, Mississippi. Without operating leases, the new office building and capital investment in Collins and Jackson, Mississippi, the Company’s capital budget for fiscal 2006 would be $30.8 million.
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
In the second quarter of fiscal 2006, the Company issued a private placement of $50.0 million in unsecured debt. The note carries a 6.12% interest rate that matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The note carries net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility.
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
     Contingencies
     The Company is a party to a number of legal proceedings as discussed in Note 9 of our unaudited quarterly condensed consolidated financial statements filed with this report. We recognize the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cases cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Further reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determination of these legal proceedings.
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
     In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods. The adoption of SFAS No. 123(R) was not significant to the Company’s operations or financial position for fiscal 2006.
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
     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2006. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2006. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
          At the 2006 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 23, 2006, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2009 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	FOR	WITHHELD
John H. Baker, III	16,890,596	799,251
John Bierbusse	17,079,316	610,531
D. Michael Cockrell	16,622,348	1,067,499
Rowan H. Taylor	16,887,135	802,712
          By a vote of 17,646,089 for, 34,791 against, and 8,966 abstaining, the shareholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending October 31, 2006.
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
     Exhibit 10.1 Sanderson Farms, Inc. Bonus Award Program effective November 1, 2005. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed February 28, 2006.)

     Exhibit 10.2 Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)
     Exhibit 10.3 Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)
     Exhibit 10.4 Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)
     Exhibit 10.5 Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)
     Exhibit 10.6 Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: May 25, 2006	By: /s/ D. Michael Cockrell

Treasurer and Chief
Financial Officer

Date: May 25, 2006	By: /s/ James A. Grimes

Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2005. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed February 28, 2006.)

10.2	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.3	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.4	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.5	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.6	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.