Form 10-K/A
period 2005-10-31
SANDERSON FARMS INC
filed 2006-06-29
CIK 812128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Sanderson Farms, Inc. (the “Company” or the “Registrant”) for the fiscal year ended October 31, 2005 as filed with the Securities and Exchange Commission on December 29, 2005 (the “Annual Report”) and presents only the items of the Annual Report that are being amended. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.
     The amendments include the following:
•	Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is being amended under the section entitled “Hurricane Katrina” to clarify the nature of the Company’s insurance receivables related to Hurricane Katrina;

•	Item 7 is also being amended under the paragraph entitled “Contingencies” to clarify that the Company cannot estimate the possible loss or range of losses resulting from the legal proceedings to which it is a party;

•	Item 8, “Financial Statements and Supplementary Data” is being amended to correct the stockholders’ equity portion of the Company’s consolidated balance sheets and its consolidated statements of stockholders’ equity to reflect the effect of a stock split in the earliest period presented, and to add an accompanying statement under Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies—Earnings Per Share”;

•	Item 8 is also being amended to revise Note 2 to the Consolidated Financial Statements, “Hurricane Receivable”;

•	Item 8 is also being amended to expand the explanation of the Company’s Shareholder Rights Plan in Note 10 to the Consolidated Financial Statements;

•	Item 8 is also being amended to add clarification to Note 11 regarding the manner in which the Company accrues reserves for pending legal proceedings; and

•	Item 8 is also being amended to revise the Quarterly Financial Data by replacing operating income with gross profit information.

PART II	2
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 8. Financial Statements and Supplementary Data	11
PART IV	28
Item 15. Exhibits and Financial Statement Schedules	28
SIGNATURES	33
EXHIBITS	35
EX-23 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SARBANES 302 CERTIFICATION OF THE CEO
EX-31.2 SARBANES 302 CERTIFICATION OF THE CFO
EX-32.1 SARBANES 906 CERTIFICATION OF THE CEO
EX-32.2 SARBANES 906 CERTIFICATION OF THE CFO
Ex-23 Consent of Independent Registered Public Accounting Firm
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

PART II
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
The Company’s financial statements for the fourth fiscal quarter and fiscal year ended October 31, 2005, reflect a receivable from the Company’s insurance carriers of $14.9 million for property damage and expenses incurred resulting from Hurricane Katrina. The Company’s total insurance claim through October 31, 2005, for property damage, expenses incurred and lost profits is approximately $20.0 million, net of the applicable deductible of $2,750,000. During the fourth quarter of fiscal 2005, operating income was reduced by unrecognized lost profits and expenses of approximately $5.1 million. These unrecognized lost profits and expenses were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane.
Of the $5.1 million of unrecognized lost profits and expenses, $1.5 million was attributable to additional costs to compensate the Company’s contract poultry producers for the loss of revenue they incurred because of decreased efficiencies resulting from the storm. These payments to the Company’s contract poultry producers were included in cost of sales on the Company’s income statement for the year ended October 31, 2005. While the Company’s management believes these additional payments to contract poultry producers are covered by the terms of the its insurance policies, it cannot deem such recovery as probable, and therefore did not recognize any possible reimbursement of these costs in its financial statements. The Company will recognize any reimbursements of these costs if and when they are received, and any such reimbursements will be classified in the period received as other income, with appropriate disclosures of the nature of such amount.
Also included in the $5.1 million is $3.6 million in lost profits. For several weeks after Hurricane Katrina, the Company was unable to sustain the workforce required to produce higher margin products normally sold by the Company, and therefore suffered $2.4 million in lost profits due to a less profitable product mix during the weeks immediately following the storm. The reasons for these human resource issues included the unavailability of fuel, damage to employees’ personal property and impassable roads due to down trees and power lines. In addition, the Company lost profits of $1.2 million that would have been realized on sales of live inventories destroyed by the hurricane. The Company has not recognized these lost profits as of December 31, 2005, but will recognize these amounts as other income when and if it receives reimbursement from the Company’s insurance carriers, with appropriate disclosures of the nature of such amounts.
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
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued
Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-20,063,070 in 2005 and 19,959,238 in 2004	20,063	19,959
Paid-in capital	26,791	9,090
Unearned compensation	(13,607)	0
Retained earnings	312,406	250,292

Total stockholders’ equity	345,653	279,341

Total liabilities and stockholders’ equity	$445,791	$375,007

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

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common Stock		Paid-In	Unearned	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
	(In thousands, except shares
	and per share amounts)
Balance at October 31, 2002	13,051,026	$13,051	$0	$0	$142,840	$155,891
Three-for-two stock split	6,525,513	6,525			(6,525)	0

Adjusted Balance at October 31, 2002	19,576,539	19,576	$0	$0	136,315	155,891
Net income for year					54,061	54,061
Cash dividends ($.28 per share)					(5,449)	(5,449)
Special cash dividends ($.33 per share)					(6,508)	(6,508)
Purchase and retirement of common stock	(328,500)	(328)	(2,042)		(2,790)	(5,160)
Issuance of common stock	272,775	273	3,991			4,264

Balance at October 31, 2003	19,520,814	19,521	1,949	0	175,629	197,099
Net income for year					91,428	91,428
Cash dividends ($.34 per share)					(6,753)	(6,753)
Special cash dividends ($.50 per share)					(9,980)	(9,980)
Redemption of fractional shares					(32)	(32)
Issuance of common stock	438,424	438	7,141			7,579

Balance at October 31, 2004	19,959,238	19,959	9,090	0	250,292	279,341
Net income for year					70,638	70,638
Cash dividends ( $.42 per share)					(8,524)	(8,524)
Issuance of common stock	103,832	104	2,033			2,137
Issuance of restricted common stock			15,668	(15,360)		308
Amortization of unearned compensation				1,753		1,753

Balance at October 31, 2005	20,063,070	$20,063	$26,791	$(13,607)	$312,406	$345,653

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

On January 29, 2004, the Board of Directors declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. This dividend was paid February 29, 2004 to stockholders of record on February 10, 2004. Share and per share data have been adjusted to reflect this stock split. Cash was paid in lieu of fractional shares. Stockholders’ equity was restated as of the earliest period presented to give retroactive recognition to the stock split by reclassifying the par value of the additional shares from retained earnings to common stock.
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
2. Hurricane Receivable
The Company’s financial statements for the fourth fiscal quarter and fiscal year ended October 31, 2005, reflect a receivable from the Company’s insurance carriers of $14.9 million for property damage and expenses incurred resulting from Hurricane Katrina. The Company’s total insurance claim through October 31, 2005, for property damage, expenses incurred and lost profits is approximately $20.0 million, net of the applicable deductible of $2,750,000. During the fourth quarter of fiscal 2005, operating income was reduced by unrecognized lost profits and expenses of approximately $5.1 million. These unrecognized lost profits and expenses were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane.
Of the $5.1 million of unrecognized lost profits and expenses, $1.5 million was attributable to additional costs to compensate the Company’s contract poultry producers for the loss of revenue they incurred because of decreased efficiencies resulting from the storm. These payments to the Company’s contract poultry producers were included in cost of sales on the Company’s income statement for the year ended October 31, 2005. While the Company’s management believes these additional payments to contract poultry producers are covered by the terms of the its insurance policies, it cannot deem such recovery as probable, and therefore did not recognize any possible reimbursement of these costs in its financial statements. The Company will recognize any reimbursements of these costs if and when they are received, and any such reimbursements will be classified in the period received as other income, with appropriate disclosures of the nature of such amount.
Also included in the $5.1 million is $3.6 million in lost profits. For several weeks after Hurricane Katrina, the Company was unable to sustain the workforce required to produce higher margin products normally sold by the Company, and therefore suffered $2.4 million in lost profits due to a less profitable product mix during the weeks immediately following the storm. The reasons for these human resource issues included the unavailability of fuel, damage to employees’ personal property and impassable roads due to down trees and power lines. In addition, the Company lost profits of $1.2 million that would have been realized on sales of live inventories destroyed by the hurricane. The Company has not recognized these lost profits as of December 31, 2005, but will recognize these amounts as other income when and if it receives reimbursement from the Company’s insurance carriers, with appropriate disclosures of the nature of such amounts.
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
10. Shareholder Rights Agreement
On April 22, 1999, the Company adopted a shareholder rights agreement (the “Agreement”) with similar terms as the previous one. The purpose of the rights is to force a potential acquiror to negotiate with the Company’s board of directors to ensure that the Company’s shareholders receive a fair price in any acquisition transaction.
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
The exercise price of a right has been established at $75. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. Because of the liquidation, voting and dividend preferences associated with the Preferred Stock, the value of one one-hundredth of a share of the Preferred Stock should approximate the value of one share of the Company’s Common Stock. In addition, after a person or group acquires 20% of the Common Stock, but before such person or group acquires 50%, the board of directors may exchange the rights for shares of the Company’s Common Stock at a ratio of one common share to each one one-hundredth of a preferred share.
In some circumstances, the agreement also permits the Company’s shareholders to acquire additional shares of the Company’s Common Stock, or shares of an acquiror’s common stock, at a discount. The rights may be redeemed by the Board of Directors at $0.001 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company’s Common Stock. The rights expire on May 4, 2009.
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

QUARTERLY FINANCIAL DATA

	Fiscal Year 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$233,290	$259,176	$264,650	$249,069
Gross profit	29,535	59,197	57,346	33,437
Net income	10,041	26,520	24,022	10,055
Diluted earnings per share	$.50	$1.32	$1.19	$.50

	Fiscal Year 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
	(Unaudited)
Net sales	$226,441	$272,710	$293,923	$259,223
Gross profit	42,643	69,215	71,912	26,190
Net income	18,986	33,437	33,944	5,061
Diluted earnings per share	$.95	$1.67	$1.69	$.25

(1)	During the fourth quarter of fiscal 2005, the Company was negatively impacted by Hurricane Katrina and had an estimated reduction in its gross profit during the fourth quarter of $7.9 million related to the storm.
Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period
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

10.5 + ***	Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates, amended and restated effective November 1, 1997.

10.6 + ***	Amendment One dated October 22, 2002 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.7 + ***	Amendment Two dated December 2, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.8 + ***	Amendment Three dated February 11, 2004 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.9 + ***	Amendment Four dated January 1, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.10 + ***	Amendment Five dated March 28, 2005 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

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

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

***	Filed previously.

+	Management contract or compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERSON FARMS, INC.

By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer
Date: June 28, 2006

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

10.5 + ***	Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates, amended and restated effective November 1, 1997.

10.6 + ***	Amendment One dated October 22, 2002 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.7 + ***	Amendment Two dated December 2, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

Exhibit
Number	Description
10.8 + ***	Amendment Three dated February 11, 2004 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.

10.9 + ***	Amendment Four dated January 1, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.
10.10 + ***	Amendment Five dated March 28, 2005 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates.
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

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

***	Filed previously.

+	Management contract or compensatory plan or arrangement.