Form 10-Q/A
period 2006-01-31
SANDERSON FARMS INC
filed 2006-06-29
CIK 812128

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Sanderson Farms, Inc. (the “Company” or the “Registrant”) for the fiscal quarter ended January 31, 2006 as filed with the Securities and Exchange Commission on February 28, 2006 (the “Quarterly Report”) and presents only the items of the Quarterly Report that are being amended. This Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.
     The amendments include the following:
•	Part I, Item 1, “Financial Statements,” is being amended to revise Note 6 to the Condensed Consolidated Financial Statements (Unaudited), “Hurricane Receivable”;

•	Part I, Item 1 is also being amended to add Note 8, “Other Matters”;

•	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is being amended under the paragraph entitled “Contingencies” to clarify that the Company cannot estimate the possible loss or range of losses resulting from the legal proceedings to which it is a party and

•	Part I, Item 2 is also being amended to revise the disclosure concerning receivables resulting from Hurricane Katrina.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

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
NOTE 6 — HURRICANE RECEIVABLE
     The Company’s financial statements for the first fiscal quarter ended January 31, 2006, reflect a receivable from the Company’s insurance carriers of $12.9 million for property damage and expenses incurred resulting from Hurricane Katrina. The Company’s total insurance claim through October 31, 2005, for property damage, expenses incurred and lost profits is approximately $26.3 million, net of the applicable deductible of $2,750,000. The Company received $5.0 million during the first quarter of fiscal 2006 from the insurance carriers as an initial draw on the claim. During the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005, operating income was reduced by unrecognized lost profits and expenses of approximately $3.0 million and $5.1 million, respectively. The unrecognized lost profits and expenses of $8.1 million during the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005 were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane.
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
     Also included in the $8.1 million is $6.1 million in lost profits. For several weeks after Hurricane Katrina, the Company was unable to sustain the workforce required to produce higher margin products normally sold by the Company, and therefore suffered $3.3 million in lost profits due to a less profitable product mix during the weeks immediately following the storm. The reasons for these human resource issues included the unavailability of fuel, damage to employees’ personal property and impassable roads due to down trees and power lines. In addition, the Company lost profits of $2.8 million that would have been realized on sales of live inventories destroyed by the hurricane. The Company has not recognized these lost profits as of January 31, 2006, but will recognize these amounts as other income when and if it receives reimbursement from the Company’s insurance carriers, with appropriate disclosures of the nature of such amounts.
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
NOTE 8 — OTHER MATTERS
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
The plaintiffs in each of the grower lawsuits indicated that they planned to request a rehearing before the court and had until January 18, 2006 to file such a request. However, that deadline passed with no such request being filed. As a result, the Mississippi Supreme Court entered its final mandate in this matter on January 24, 2006, and this matter is now final.
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
     Hurricane Receivable from Insurance Companies
     The Company’s financial statements for the first fiscal quarter ended January 31, 2006, reflect a receivable from the Company’s insurance carriers of $12.9 million for property damage and expenses incurred resulting from Hurricane Katrina. The Company’s total insurance claim through October 31, 2005, for property damage, expenses incurred and lost profits is approximately $26.3 million, net of the applicable deductible of $2,750,000. The Company received $5.0 million during the first quarter of fiscal 2006 from the insurance carriers as an initial draw on the claim. During the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005, operating income was reduced by unrecognized lost profits and expenses of approximately $3.0 million and $5.1 million, respectively. The unrecognized lost profits and expenses of $8.1 million during the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005 were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane.
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
     Also included in the $8.1 million is $6.1 million in lost profits. For several weeks after Hurricane Katrina, the Company was unable to sustain the workforce required to produce higher margin products normally sold by the Company, and therefore suffered $3.3 million in lost profits due to a less profitable product mix during the weeks immediately following the storm. The reasons for these human resource issues included the unavailability of fuel, damage to employees’ personal property and impassable roads due to down trees and power lines. In addition, the Company lost profits of $2.8 million that would have been realized on sales of live inventories destroyed by the hurricane. The Company has not recognized these lost profits as of January 31, 2006, but will recognize these amounts as other income when and if it receives reimbursement from the Company’s insurance carriers, with appropriate disclosures of the nature of such amounts.
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
     Contingencies
     The Company is a party to a number of legal proceedings as discussed in Note 8 of our unaudited quarterly condensed consolidated financial statements filed with this report. We recognize the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cases cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Further reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determination of these legal proceedings.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: June 28, 2006	By: /s/ D. Michael Cockrell

Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.2	Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.3	Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.4	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.5	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.