Form 10-Q
period 2006-07-31
SANDERSON FARMS INC
filed 2006-08-29
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Large Accelerated filer ☐            Acclerated filer ☒            Non-acclerated filer ☐
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
Common Stock, $1 Per Share: Par Value 20,068,883 shares outstanding as of July 31, 2006.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets—July 31, 2006 and October 31, 2005
Condensed consolidated statements of operations—Three and nine months ended July 31, 2006 and 2005
Condensed consolidated statements of cash flows—Nine months ended July 31, 2006 and 2005
Notes to condensed consolidated financial statements—July 31, 2006
Report of Independent Registered Public Accounting Firm
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EX-10.1 LEASE AGREEMENT 07/01/06
EX-10.2 BOND PURCHASE AGREEMENT 07/01/06
EX-10.3 EMPLOYEE STOCK OWNERSHIP PLAN
EX-15 ACCOUNTANTS LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2006	2005
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,254	$34,616
Accounts receivable, net	43,741	38,833
Receivable from insurance companies	2,947	14,892
Refundable income taxes	4,715	0
Inventories	91,643	84,713
Prepaid expenses	15,292	11,599

Total current assets	161,592	184,653
Property, plant and equipment	568,788	508,912
Less accumulated depreciation	(268,434)	(249,586)

	300,354	259,326
Other assets	2,387	1,812

Total assets	$464,333	$445,791

Current liabilities:
Accounts payable and accrued expenses	$52,985	$72,616
Current maturities of long-term debt	4,413	4,406

Total current liabilities	57,398	77,022
Long-term debt, less current maturities	72,373	6,511
Claims payable	2,900	2,900
Deferred income taxes	12,445	13,705
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,068,883 and 20,063,070 at July 31, 2006 and October 31, 2005, respectively	20,069	20,063
Paid-in capital	11,920	22,657
Unearned compensation	0	(13,607)
Retained earnings	287,228	316,540

Total stockholders’ equity	319,217	345,653

Total liabilities and stockholders’ equity	$464,333	$445,791

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net sales	$280,976	$277,011	$756,261	$790,726
Cost and expenses:
Cost of sales	265,732	219,665	753,766	644,648
Selling, general and administrative	12,236	18,406	39,987	47,818

	277,968	238,071	793,753	692,466

OPERATING INCOME (LOSS)	3,008	38,940	(37,492)	98,260
Other income (expense):
Interest income	42	331	191	952
Interest expense	(1,089)	(58)	(1,725)	(376)
Other	36	7	90	75

	(1,011)	280	(1,444)	651

INCOME (LOSS) BEFORE INCOME TAXES	1,997	39,220	(38,936)	98,911
Income tax expense (benefit)	(1,292)	15,198	(16,970)	38,328

NET INCOME (LOSS)	$3,289	$24,022	$(21,966)	$60,583

Earnings (loss) per share:
Basic	$.16	$1.20	$(1.09)	$3.03

Diluted	$.16	$1.19	$(1.09)	$3.01

Dividends per share	$.12	$.10	$.36	$.30

Weighted average shares outstanding:
Basic	20,067	20,032	20,066	19,999

Diluted	20,151	20,149	20,066	20,130

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,
	2006	2005
	(In thousands)
Operating activities
Net income (loss)	$(21,966)	$60,583
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,362	18,834
Non-cash stock compensation	1,905	1,153
Change in assets and liabilities:
Accounts receivable, net	(4,908)	10,151
Receivable from insurance companies	11,945	0
Inventories	(6,930)	(3,773)
Other assets	(9,130)	113
Accounts payable, accrued expenses and other liabilities	(20,891)	1,716

Total adjustments	(5,647)	28,194

Net cash provided by (used in) operating activities	(27,613)	88,777
Investing activities
Capital expenditures	(63,923)	(96,197)
Net proceeds from sale of property and equipment	653	31

Net cash used in investing activities	(63,270)	(96,166)
Financing activities
Principal payments on long-term debt	(4,131)	(4,125)
Net borrowings from revolving line of credit	20,000	0
Proceeds from long-term borrowings	50,000	0
Tax benefit on exercised stock options	27	0
Net proceeds from issuance of common stock (37,765 shares in 2006 and 83,950 shares in 2005)	997	1,956
Dividends paid	(7,372)	(6,074)

Net cash provided by (used in) financing activities	59,521	(8,243)

Net change in cash and cash equivalents	(31,362)	(15,632)
Cash and cash equivalents at beginning of period	34,616	75,910

Cash and cash equivalents at end of period	$3,254	$60,278

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2006
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.
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
The condensed consolidated statement of operations, for the three and nine months ended July 31, 2005, include a reclassification of certain expenses to cost of sales from net sales, in order to conform with the classification in the current periods. The reclassification to cost of sales from net sales were $12.4 million and $33.6 million, respectively, during the three and nine months ended July 31, 2005.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	July 31,	October 31,
	2006	2005
	(In thousands)
Live poultry-broilers and breeders	$51,693	$42,662
Feed, eggs and other	12,382	10,983
Processed poultry	17,653	19,881
Processed food	4,919	6,905
Packaging materials	4,996	4,282

	$91,643	$84,713

NOTE 3—STOCK COMPENSATION PLANS
The following describes major changes to benefit plans that have occurred since October 31, 2005. Refer to Notes 8 and 9 of our October 31, 2005 audited financial statements for further information on our employee benefit plans and stock compensation plans.
During the quarter ended January 31, 2006, the Company granted 40,050 shares of restricted stock to certain officers, directors and key employees. The restricted stock had a grant date fair value of $35.25 per share and vests four years from the date of grant. During the second quarter ended April 30, 2006, the Company granted 9,000 shares of restricted stock to certain directors. The restricted stock had a grant date fair value of $25.53 per share and vests 3 years from the date of grant. Also, during the nine months ended July 31, 2006, participants in the Company’s Management Share Purchase Plan purchased a total of 31,952 shares of restricted stock at an average price of $28.36 and the Company issued 7,936 matching restricted shares. Total stock based compensation expense applicable to the Company’s restricted stock grants was $446,000 and $1,905,000 respectively, for the three months and nine months ended July 31, 2006. Total stock based compensation expense applicable to the Company’s restricted stock grants for the three months and the nine months ended July 31, 2005 was $655,000 and $1,150,000, respectively.
During the quarter ended January 31, 2006, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a three-year performance period beginning November 1, 2005. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the three-year performance period, participants will receive 50% to 150% of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,400. No compensation cost was recognized for the performance shares during the three months and nine months ended July 31, 2006 because achievement of the applicable performance measures is not considered probable.

NOTE 4 — EARNINGS PER SHARE
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share for the three-month and the nine-month periods ended July 31, 2006 was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. There were 84,023 weighted average dilutive shares outstanding for the three months ended July 31, 2006. There were 117,000 and 131,000 weighted average dilutive shares outstanding for the three months and the nine months ended July 31, 2005, respectively. Restricted stock and employee stock options representing 81,935 common shares for the nine months ended July 31, 2006 were excluded from the calculation of diluted net loss per share for the periods because the effect was antidilutive.
NOTE 5 — NEW REVOLVING CREDIT FACILITY
On November 17, 2005, the Company entered into a new $200.0 million revolving credit facility with six banks that extends until 2010. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit facility include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. As of July 31, 2006, the Company is in compliance with all covenants. The agreement also establishes limits on dividends, assets that can be pledged and capital expenditures. The Company had $180.0 million available to borrow under the line of credit at July 31, 2006.
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
NOTE 7 — HURRICANE RECEIVABLE
The Company’s financial statements for the quarter ended July 31, 2006, reflect a receivable from the Company’s insurance carriers of $2.9 million for property damage and expenses incurred resulting from Hurricane Katrina. The Company’s total insurance claim through July 31, 2006, for property damage, expenses incurred and lost profits is approximately $26.0 million, net of the applicable deductible of $2,750,000. The Company received $5.0 million during the first quarter of fiscal 2006, $7.5 million during the second quarter of fiscal 2006 and $3.0 million during the third quarter of fiscal 2006 from the insurance carriers as interim draws on the claim. During the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005, operating income was reduced by unrecognized lost profits and expenses of approximately $3.0 million and $5.1 million, respectively. The Company had no such unrecognized lost profits during the second and third quarters of fiscal 2006. The unrecognized lost profits and expenses of $8.1 million during the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005 were the direct result of the effect of Hurricane Katrina and the Company’s efforts to minimize the potential loss from the hurricane.
Of the $8.1 million of unrecognized lost profits and expenses, $2.0 million was attributable to additional costs to compensate the Company’s contract poultry producers for the loss of revenue they incurred because of decreased efficiencies resulting from the storm. These payments to the Company’s contract poultry producers were included in cost of sales on the Company’s income statement for the year ended October 31, 2005 and the quarter ended January 31, 2006. While the Company’s management believes these additional payments to contract poultry producers are covered by the terms of its insurance policies, it cannot deem such recovery as probable, and therefore did not recognize any possible reimbursement of these costs in its financial statements. The Company will recognize any reimbursements of these costs if and when they are received, and any such reimbursements will be classified in the period received as other income, with appropriate disclosures of the nature of such amount.
Also included in the $8.1 million is $6.1 million in lost profits. For several weeks after Hurricane Katrina, the Company was unable to sustain the workforce required to produce higher margin products normally sold by the Company, and therefore suffered $3.3 million in lost profits due to a less profitable product mix during the weeks immediately following the storm. The reasons for these human resource issues included the unavailability of fuel, damage to employees’ personal property and impassable roads due to down trees and power lines. In addition, the Company lost profits of $2.8 million that would have been realized on sales of live inventories destroyed by the hurricane. The Company has not recognized recovery of these lost profits as of July 31, 2006, but will recognize these amounts as other income when and if it receives reimbursement from the Company’s insurance carriers, with appropriate disclosures of the nature of such amounts.
NOTE 8 — INCOME TAXES
In December 2005, congress passed the Gulf Opportunity Zone Act of 2005 (the “Act”). Among other things, the Act provides tax credits to companies impacted by Hurricane Katrina. During the third quarter of fiscal 2006, the Company’s management completed its analysis of credits available to the Company. These credits resulted in an increase in the effective income tax rate from 38.3% for the six months ended April 30, 2006 to 43.6% for the nine months ended July 31, 2006. The net benefit for these tax credits was approximately $2.1 million for the three and nine months ended July 31, 2006.
NOTE 9—NEW ACCOUNTING PRONOUNCEMENTS
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
The Company’s share-based compensation plans are described in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These plans have not been modified in the 2006 fiscal year. The Company has not granted stock options since fiscal 2002. Since the beginning of fiscal 2005, the Company’s share-based compensation has primarily been in the form of restricted stock awards.
The following restricted stock transactions have occurred during fiscal 2006:

		Weighted
	Number	Average Grant
	Of Shares	Price
Restricted stock awards outstanding at October 31, 2005	343,000	$44.56
Granted during fiscal 2006 as of July 31, 2006	49,050	$33.46
Forfeited during fiscal 2006 as of July 31, 2006	(8,450)	$43.97

Restricted stock awards outstanding at July 31, 2006	383,600	$43.15

As of July 31, 2006, none of these restricted awards are vested. The aggregate intrinsic value of stock options outstanding of 214,230 as of July 31, 2006 was $3.0 million. During the nine months ended July 31, 2006, 5,813 options were exercised with an intrinsic value of $86,000. As of July 31, 2006, the company had $12.4 million in unrecognized share-based compensation costs that will be recognized over a weighted average period of 4.3 years.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact the adoption of Interpretation 48 will have on the Company’s consolidated financial position, results of operations and cash flows.
NOTE 10 — OTHER MATTERS
On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights.” This lawsuit alleges that Sanderson Farms, in its capacity as an employer, has “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi...in violation of Title VII of the Civil Rights Act of 1964 (as amended)... .” The action further alleges that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act.” On June 6, 2003, thirteen additional plaintiffs joined in the pending lawsuit by the filing of a First Amended Complaint. This brought the total number of plaintiffs to 87.
The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company has aggressively defended the lawsuit and will continue to do so. The Company has a policy of zero tolerance for discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004, the Company filed a Motion to Sever Plaintiffs’ Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company further asserted that it would be prejudiced by being subjected to one common trial for 84 plaintiffs, rather than separate trials for each plaintiff. On August 26, 2004, the Court issued its order severing this case into six separate causes of action, with the plaintiffs divided into six groups based on their job classifications. On October 12, 2004, the plaintiffs filed new complaints for each of the six severed cases, which the Company answered on November 24, 2004. A case management conference for each of the six cases was held on December 28, 2004, during which various procedural issues related to discovery were settled. On September 28, 2005, the Company filed a Motion for a Pre-Trial conference seeking to preclude the plaintiffs from utilizing a “pattern and practice” method of proof. This method of proof is typically reserved for class action cases, or cases brought by the government. The plaintiffs had indicated their intention to use this method of proof in the pleadings and discovery requests filed up to the date of the Company’s motion. On October 26, 2005, the court entered an order ruling that the plaintiffs would not be permitted to use the “pattern and practice” method of proof. Six separate trials are scheduled during 2006 and 2007 for the plaintiffs’ causes of actions. Discovery is complete in the first of the six trials, which is currently set for September 18, 2006.
Three of the six cases or groups of plaintiffs (live-haul drivers, chicken catchers and forklift drivers) had been originally set for consecutive trials beginning on September 18, 2006. After discovery for those three cases ended on June 23, 2006, the Court continued the trials for the chicken catchers and forklift drivers. No trial date for those two cases, or any of the cases other than the trial for live-drivers on September 18, 2006, has been set. The Company filed Motions for Summary Judgment on each of the plaintiffs’ claims on July 7, 2006, in which the Company asked the Court to rule in its favor. The plaintiffs’ responded to the Motions for Summary Judgment on August 14, 2006, and the Company’s Reply is due on August 31, 2006. In conjunction with its Motions for Summary Judgment on plaintiffs’ claims, the Company filed a Motion for Separate Trials, or in the Alternative, for Further Severance of Plaintiffs. For the live-haul driver plaintiffs whose claims the Court may allow to proceed to trial on September 18, 2006, this motion asks the Court to conduct separate trials for each plaintiff rather than allow the plaintiffs to try all of their claims together at one trial or, alternatively, to conduct trials with smaller groups of plaintiffs. As it did in its Motion to Sever previously filed with Court at the beginning of discovery, the Company is asserting in the motion that it would be prejudiced by being subjected to one common trial, rather than separate trials for each plaintiff. This motion is currently pending.

On June 6, 2006, Annie Collins, a former employee of the processing division subsidiary, on behalf of herself and as representative of “a class of individuals who are similarly situated and who have suffered the same or similar damages” filed a complaint against the Company’s processing and production subsidiaries in the United States District Court for the Eastern District of Louisiana. Since the filing of the Complaint, 1,523 individuals purportedly have given their consent to be a party plaintiff to this action. Plaintiffs allege that the Company’s subsidiaries violated the Fair Labor Standards Act by failing to pay plaintiffs and other hourly employees for the time spent donning and doffing protective and sanitary clothing and performing other alleged compensable activities, and that “Sanderson automatically deducted thirty minutes from each worker’s workday for a meal break regardless of the actual time spent on break.” Plaintiffs also allege that they were not paid overtime wages at the legal rate. Plaintiffs seek unpaid wages, liquidated damages and injunctive relief. On July 24, 2006, plaintiffs filed their First Amended Motion for Protective Order, Sanctions and a Corrective Notice related to a letter the Company sent to all employees concerning the donning and doffing issue. The letter informed employees that, among other things, the Company was in negotiations with the Department of Labor about any adjustment to its pay practices and its calculations of any back pay obligations. The Company responded to the plaintiffs’ motion and filed a Motion to Stay Proceedings Pending Conciliation Efforts with the Department of Labor. On July 25, 2006, plaintiffs responded to the Company’s motion, which is still pending. On July 31, 2006, the Company filed its Answer to the plaintiffs Complaint.
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action nearly identical to the one described above. No notice that any other employees have given their consent to be a party plaintiff to this action has been received to date. The Company is attempting to reach an agreement regarding the claims of all current and former employees through negotiations with the Department of Labor. Those discussions are currently ongoing. In the meantime, the Company will vigorously defend the donning and doffing litigation. The Company strongly believes its pay practices are consistent with applicable state and federal law, and were upheld by the United States Fifth Circuit Court of Appeals in a case similar to these cases.
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
August 28, 2006

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
      On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas have been selected for construction of a new poultry processing plant and wastewater treatment facility and hatchery. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.2 million birds per week for the big bird deboning market. At full capacity, the complex will employ approximately 1,300 people, will require 150 contract growers, and will be equipped to process and sell 8.4 million pounds per week of dressed poultry meat at full production. In May 2006, the Company announced it would delay construction on this facility by 90 days. Construction has now begun, and initial operation at the facility is scheduled to begin during the Company’s fourth fiscal quarter of 2007.
      Sanderson Farms expects to invest approximately $81.0 million in the new Texas complex, and anticipates that associated contract growers will invest an additional $115.0 million in poultry production facilities.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s financial results for the three months and nine months ended July 31, 2006 reflect significantly lower prices for the Company’s poultry products due to an oversupply of poultry products. This oversupply resulted in part from the appearance of H5N1 avian influenza in certain countries of Asia and Europe during the winter of 2006, which reduced demand for poultry products in the affected countries and in Russia, a significant customer for the United States poultry industry. While market conditions were difficult when compared to last year’s third quarter, they have improved significantly when compared to this year’s second quarter. The Company also experienced higher feed costs during the second and third quarters of fiscal 2006 as compared to the second and third quarters of fiscal 2005. In addition, anticipated inefficiencies from the start-up of the Company’s new poultry processing complex in South Georgia, the conversion of the Collins, Mississippi poultry processing plant to the big bird deboning market and higher energy costs increased the Company’s average cost of poultry products during the three months and nine months ended July 31, 2006 as compared to the same periods during fiscal 2005.
In response to poor market conditions, in addition to the delay in construction at the Waco, Texas facility, the Company reduced production by 175,000 head per week at its big bird deboning plants, or just under 6.0% of the big bird plants’ capacity. The Company also reduced production at its chill pack plants by 100,000 head per week. These reductions began affecting weekly production at our processing plants in late June and early July. These cutbacks, which are partially offset by the increase in head processed in Moultrie as described below, result in a 4.3% reduction in head processed from our previously planned production level.
The Company also took steps to delay the scheduled increase in production at Collins, Mississippi, and to slow the scheduled increase at the Moultrie, Georgia processing facility. With respect to Collins, the Company has indefinitely deferred the 150,000 head per week expansion originally scheduled to begin this summer. All of the physical asset additions in Collins necessary to support the increase at that plant were completed as originally scheduled. The Company is currently processing approximately 1 million head per week in Moultrie, and previously announced its intentions to expand production to a processing rate of 1,200,000 head per week by the end of July 2006. However, the Company gradually increased production in Moultrie by only 200,000 head per week through August, and will now reach the processing rate of 1,200,000 head per week by the end of its fiscal year.
RESULTS OF OPERATIONS
Net sales for the third quarter of fiscal 2006 were $281.0 million as compared to $277.0 million for the same quarter of fiscal 2005, an increase of $4.0 million or 1.4%. The increase in net sales during the second quarter of fiscal 2006 reflects a 22.7% increase in the pounds of poultry products sold and a 35.3% increase in the pounds of prepared food products sold, offset by a decrease in the average sales price of the Company’s poultry and prepared food products sold of 19.1% and 7.0%, respectively. The additional pounds of poultry products sold can be attributed to the new complex in South Georgia, which began operations during the fourth quarter of fiscal 2005 and an increase in the average live weight of poultry products sold of 2.1%, resulting primarily from the conversion of the Collins, Mississippi processing plant to serve the big bird market. The decrease in the average sales price of the Company’s poultry products resulted primarily from decreases in the market prices of boneless breast meat, tenders and bulk leg quarters of 7.7%, 15.6% and 22.5%, respectively, when compared to last year’s third quarter. In addition, a simple average of the Georgia Dock prices for whole chickens decreased 6.8% when these same periods are compared. During the third quarter of fiscal 2006, the combination of sluggish demand for poultry products in the domestic and export markets depressed market prices compared with the levels the Company experienced in the third quarter of fiscal 2005. Net sales of prepared food products increased $5.8 million, or 25.9% during the three months ended July 31, 2006 as compared to the three months ended July 31, 2005.

As a result of the challenging market conditions during the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005, net sales decreased $34.5 million or 4.4% despite an increase in the pounds of poultry products sold and prepared food products sold of 12.4% an 24.0%, respectively. Earlier during fiscal 2006, demand for poultry products was greatly impacted by the occurrence of H5N1 avian influenza in certain countries of Asia and Europe, which affected demand for poultry products in the affected countries and in Russia, a significant customer for United States poultry products. The industry experienced a decrease in bulk leg quarter prices and wings of 25.6% and 10.5%, respectively, as well as a decrease in the market prices for boneless breast meat and tenders of 19.9% and 23.6%. Also, a simple average of the Georgia Dock prices for whole birds was 6.1% lower in the nine months ended July 31, 2006 as compared to the same period a year ago. The poultry markets improved during June and July, and have continued to improve during August of 2006 as the industry experienced a more traditional balance between supply and demand for poultry products in the market place. Net sales of prepared food products increased $10.9 million, or 14.5% during the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005.
Cost of sales for the three months ended July 31, 2006, were $265.7 million, an increase of $46.1 million, or 21.0% as compared to the same three months ended July 31, 2005. Cost of sales of the Company’s poultry products increased $41.6 million, or 20.9%. The increase in the cost of sales of poultry products resulted from an increase in the average cost of feed in flocks sold of 4.5% and an increase in the pounds of poultry products sold at the Company’s new poultry complex in South Georgia, which will have a higher average cost of sales than the Company as a whole until full capacity is reached. The Company estimates that cost of sales in the three months ended July 31, 2006 was affected by approximately $1.4 million due to the start up nature of the new Georgia facility. As previously mentioned, the Company’s cost of sales was negatively impacted by an increase in the cost of corn during the third quarter of fiscal 2006 as compared to the third quarter of 2005. A simple average of corn prices during the third quarter of fiscal 2006 as compared to same quarter during fiscal 2005 reflects an increase of 6.3%, while soybean meal prices remained flat. The Company’s cost of sales was also higher during the quarter due to an increase in the pounds of prepared food products sold of 35.3%. The Company’s prepared food products have a higher average cost of sales per pound than the Company’s poultry products. Cost of sales of prepared food products increased $4.5 million or 21.5%.
Cost of sales for the first nine months of fiscal 2006 was $753.8 million, an increase of $109.1 million or 16.9%. The increase in cost of sales can be attributed to the additional pounds of product sold at the new complex in South Georgia, which will have a higher average cost of sales than the Company as a whole until full capacity is reached. The increase in the pounds sold at the new complex in South Georgia was partially offset by fewer pounds sold in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 at the Company’s Louisiana and Mississippi poultry operations due to the conversion of the Collins, Mississippi plant to a big bird deboning plant from a chill pack plant and fewer pounds produced as a result of Hurricane Katrina. Although prices for corn and soybean meal reflect increases of 4.1% and 7.6%, respectively, for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005, the Company only experienced an increase in average feed costs of 2.2% due to favorable purchases of the Company’s grain requirements. Cost of sales of the Company’s prepared food products increased $10.2 million or 15.1%. This increase resulted from additional pounds of prepared food products sold of 24.0% and a decrease in the average cost of chicken which is a major raw material used in many of the products sold by the Company’s prepared foods facility.
Selling, general and administrative costs for the three months ended July 31, 2006 were $12.2 million as compared to $18.4 million during the three months ended July 31, 2005. Selling, general and administrative costs for the nine months ended July 31, 2006 and 2005 were $40.0 million and $47.8 million, respectively. The decrease in selling, general and administrative costs for the third quarter and first nine months of fiscal 2006 of $6.2 million and $7.8 million, respectively, resulted from lower advertising expenditures and lower expenses than during the comparable periods of fiscal 2005 related to the start up of the new poultry complex in South Georgia in fiscal 2005. All costs of operating the new complex in South Georgia, except for certain sales related expenditures, are included in cost of sales during fiscal 2006. In fiscal 2005, the start-up costs incurred were included in selling, general and administrative costs until operations began in the fourth quarter of fiscal 2005.
For the three months ended July 31, 2006, the Company’s operating income was $3.0 million as compared to an operating income of $38.9 million for the three months ended July 31, 2005. For the nine months ended July 31, 2006, the Company’s operating loss was $37.5 million as compared to an operating income of $98.3 million for the nine months ended July 31, 2005. The reduction of $35.9 million during the third quarter of fiscal 2006 and $135.7 million for the first nine months of fiscal 2006 is the result of a significant reduction in poultry prices during fiscal 2006 as compared to fiscal 2005 and the start-up of initial operations at the new poultry complex in South Georgia and the conversion of the Collins, Mississippi processing plant to a big bird deboning plant. The Collins, Mississippi plant was down for one week during the first quarter of fiscal 2006 to allow for the installation of equipment necessary to convert the plant to its new product mix. Higher energy prices during fiscal 2006 as compared to fiscal 2005 and an estimated loss of $3.0 million from Hurricane Katrina during the first quarter of fiscal 2006 added to the challenging market environment. The estimated loss of $3.0 million from Hurricane Katrina resulted from unrecognized lost profits and certain expenses that were the direct result of the Company’s efforts to minimize the effect of Hurricane Katrina. The Company did not experience a loss from Hurricane Katrina during its second and third quarters of fiscal 2006.
Interest expense during the three months and nine months ended July 31, 2006 was $1.1 million and $1.7 million. The resulting increase in interest expense as compared to the three months and nine months ended July 31, 2005 was due to a combination of lower interest expense during the 2005 periods resulting from the capitalization of interest for the construction of the new general offices in Laurel, Mississippi, the new poultry complex in South Georgia during fiscal 2005 and higher outstanding debt and interest rates during fiscal 2006 as compared to fiscal 2005.
The Company’s effective tax rate for the three and nine months ended July 31, 2005 was 38.75% compared to 43.6% for the nine months ended July 31, 2006. The 2005 effective tax rate differs from the statutory federal rate due to state income taxes and certain nondeductible expenses for federal income tax purposes. The 2006 effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and the benefit of certain federal income tax credits available as the result of the impact of Hurricane Katrina on the Company. In the third quarter of fiscal 2006, the Company increased the estimate of its annual effective tax rate to 43.6% from its second quarter 2006 estimated annual rate of 38.3% due primarily to an increase in its estimate of federal income tax credits available as the result of Hurricane Katrina. As a result of the increase in the estimated annual effective income tax rate, the Company recorded an income tax benefit of $1,292 for the three months ended July 31, 2006 on income before income taxes of $1,997 for the three month period. The Company’s actual effective rate for the year ended October 31, 2006 may differ from the current estimates based on the results of operations for the fourth quarter of fiscal 2006 and final determination of the income tax credits available to the Company.
The Company’s net income was $3.3 million or $.16 per share for the third quarter of fiscal 2006 as compared to net income for the third quarter of fiscal 2005 of $24.0 million, or $1.19 per share. The Company’s net loss was $22.0 million or $1.09 per share for the nine months of fiscal 2006 as compared to a net income of $60.6 million or $3.01 per share for the first nine months of fiscal 2005. During the first quarter of fiscal 2006 the Company incurred certain expenses and lost profits of $3.0 million before income taxes from Hurricane Katrina. The Company intends to seek reimbursement for the unrecognized lost profits and incurred expense of $3.0 million incurred during the first quarter of fiscal 2006. Negotiations with the Company’s insurance carriers are expected to be completed during fiscal 2006.
Liquidity and Capital Resources
The Company’s working capital at July 31, 2006 was $104.2 million and its current ratio was 2.8 to 1. This compares to working capital of $107.6 million and a current ratio of 2.4 to 1 as of October 31, 2005. During the nine months ended July 31, 2006, the Company spent approximately $63.9 million on planned capital projects.
The Company’s capital budget for fiscal 2006 is approximately $94.0 million at July 31, 2006, and will be funded by cash on hand, internally generated working capital, cash flows from operations and available credit. The Company has $180.0 million available under its revolving line of credit at July 31, 2006. The fiscal 2006 capital budget includes approximately $13.0 million in operating leases and $9.4 million to complete construction of the new corporate office building in Laurel, Mississippi. In addition, the fiscal 2006 capital budget includes $22.5 million to build a feed mill in Collins, Mississippi, complete the conversion of the Collins, Mississippi processing facility to a big bird deboning plant and expand the Collins, Mississippi hatchery, $9.5 million to begin construction of the new poultry complex in Waco, Texas, and $4.8 million to improve operating efficiencies at the Company’s prepared foods plant in Jackson, Mississippi.
On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas have been selected for construction of a new poultry processing plant, wastewater treatment facility and hatchery. Sanderson Farms will also expand its feed mill in Easterly, Texas to satisfy the live production needs associated with the new complex. The Company expects to invest approximately $81.0 million in the new complex during fiscal 2006 and fiscal 2007.
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
      Contingencies
      The Company is a party to a number of legal proceedings as discussed in Note 10 of our unaudited quarterly condensed consolidated financial statements filed with this report. We recognize the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cases cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determination of these legal proceedings.
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
      On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact the adoption of Interpretation 48 will have on the Company’s consolidated financial position, results of operations and cash flows.
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
      The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2006. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.
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
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2006. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights.” This lawsuit alleges that Sanderson Farms, in its capacity as an employer, has “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi...in violation of Title VII of the Civil Rights Act of 1964 (as amended)... .” The action further alleges that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act.” On June 6, 2003, thirteen additional plaintiffs joined in the pending lawsuit by the filing of a First Amended Complaint. This brought the total number of plaintiffs to 87.
The plaintiffs in this lawsuit seek, among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company has aggressively defended the lawsuit and will continue to do so. The Company has a policy of zero tolerance for discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation, which is ongoing, has substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges are without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permits the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004, the Company filed a Motion to Sever Plaintiffs’ Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company further asserted that it would be prejudiced by being subjected to one common trial for 84 plaintiffs, rather than separate trials for each plaintiff. On August 26, 2004, the Court issued its order severing this case into six separate causes of action, with the plaintiffs divided into six groups based on their job classifications. On October 12, 2004, the plaintiffs filed new complaints for each of the six severed cases, which the Company answered on November 24, 2004. A case management conference for each of the six cases was held on December 28, 2004, during which various procedural issues related to discovery were settled. On September 28, 2005, the Company filed a Motion for a Pre-Trial conference seeking to preclude the plaintiffs from utilizing a “pattern and practice” method of proof. This method of proof is typically reserved for class action cases, or cases brought by the government. The plaintiffs had indicated their intention to use this method of proof in the pleadings and discovery requests filed up to the date of the Company’s motion. On October 26, 2005, the court entered an order ruling that the plaintiffs would not be permitted to use the “pattern and practice” method of proof. Six separate trials are scheduled during 2006 and 2007 for the plaintiffs’ causes of actions. Discovery is complete in the first of the six trials, which is currently set for September 18, 2006.
Three of the six cases or groups of plaintiffs (live-haul drivers, chicken catchers and forklift drivers) had been originally set for consecutive trials beginning on September 18, 2006. After discovery for those three cases ended on June 23, 2006, the Court continued the trials for the chicken catchers and forklift drivers. No trial date for those two cases, or any of the cases other than the trial for live-drivers on September 18, 2006, has been set. The Company filed Motions for Summary Judgment on each of the plaintiffs’ claims on July 7, 2006, in which the Company asked the Court to rule in its favor in the three cases originally set for trial on September 18, 2006. The plaintiffs’ responded to the Motions for Summary Judgment on August 14, 2006, and the Company’s Reply

is due on August 31, 2006. In conjunction with its Motions for Summary Judgment on plaintiffs’ claims, the Company filed a Motion for Separate Trials, or in the Alternative, for Further Severance of Plaintiffs. For the live-haul driver plaintiffs whose claims the Court may allow to proceed to trial on September 18, 2006, this motion asks the Court to conduct separate trials for each plaintiff rather than allow the plaintiffs to try all of their claims together at one trial or, alternatively, to conduct trials with smaller groups of plaintiffs. As it did in its Motion to Sever previously filed with Court at the beginning of discovery, the Company is asserting in the motion that it would be prejudiced by being subjected to one common trial, rather than separate trials for each plaintiff. This motion is currently pending.
On June 6, 2006, Annie Collins, a former employee of the processing division subsidiary, on behalf of herself and as representative of “a class of individuals who are similarly situated and who have suffered the same or similar damages” filed a Complaint against the Company’s processing and production subsidiaries in the United States District Court for the Eastern District of Louisiana. Since the filing of the Complaint, 1,523 individuals purportedly have given their consent to be a party plaintiff to this action. Plaintiffs allege that the Company’s subsidiaries violated the Fair Labor Standards Act by failing to pay plaintiffs and other hourly employees for the time spent donning and doffing protective and sanitary clothing and performing other alleged compensable activities, and that “Sanderson automatically deducted thirty minutes from each worker’s workday for a meal break regardless of the actual time spent on break.” Plaintiffs also allege that they were not paid overtime wages at the legal rate. Plaintiffs seek unpaid wages, liquidated damages and injunctive relief. On July 24, 2006, plaintiffs filed a Motion for Protective Order, Sanctions and a Corrective Notice related to a letter the Company sent to all employees concerning the donning and doffing issue. The letter informed employees that, among other things, the Company was in negotiations with the Department of Labor about any adjustment to its pay practices and its calculations of any back pay obligations. The Company responded to the plaintiffs’ motion and filed a Motion to Stay Proceedings Pending Conciliation Efforts with the Department of Labor. On July 25, 2006, plaintiffs responded to the Company’s motion, which is still pending. On July 31, 2006, the Company filed its Answer to the plaintiffs Complaint.
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action nearly identical to the one described above in the United States of District Court for the Eastern District of Louisiana. No notice that any other employees have given their consent to be a party plaintiff to this action has been received to date. The Company is attempting to reach an agreement regarding the claims of all current and former employees through negotiations with the Department of Labor. Those discussions are currently ongoing. In the meantime, the Company will vigorously defend the donning and doffing litigation. The Company strongly believes its pay practices are consistent with applicable state and federal law, and were upheld by the United States Fifth Circuit Court of Appeals in a case similar to these cases.
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
      Exhibit 10.1* Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee.
      Exhibit 10.2* Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchase and Adel Industrial Development Authority as Issuer.
      Exhibit 10.3*+ Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006.
      Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.
      Exhibit 31.1* Certification of Chief Executive Officer.
      Exhibit 31.2* Certification of Chief Financial Officer.
      Exhibit 32.1** Section 1350 Certification.
      Exhibit 32.2** Section 1350 Certification.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC. (Registrant)
Date: August 29, 2006	By:	/s/ D. Michael Cockrell
Treasurer and Chief
Financial Officer

Date: August 29, 2006	By:	/s/ James A. Grimes
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

3.7	Bylaws of the Registrant amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1*	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee.

10.2*	Bond Purchase Agreement dated as of July 1, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer.

10.3*+	Sanderson Farms. Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.