Form 10-K
period 2006-10-31
SANDERSON FARMS INC
filed 2006-12-29
CIK 812128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 1-14977
SANDERSON FARMS, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0615843
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
127 Flynt Road
Laurel, Mississippi	39443
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (601) 649-4030
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of exchange on
which registered:
Common stock, $1.00 par	The NASDAQ Stock
value per share	Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $490,160,011 .
     Number of shares outstanding of the Registrant’s common stock as of December 27, 2006: 20,110,609 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
     Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2006, which is the year for which this Annual Report is filed.
     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission’s Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 29, 2006.
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
     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2006 the Registrant processed 307.7 million chickens, or approximately 1.8 billion dressed pounds. According to 2006 industry statistics, the Registrant was the 5th largest processor of dressed chickens in the United States based on estimated average weekly processing.
     The Registrant’s chicken operations presently encompass 6 hatcheries, 6 feed mills and 7 processing plants. The Registrant has contracts with operators of approximately 509 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 160 breeder farms.
     Through its Foods Division subsidiary, the Registrant sells over 100 processed and prepared food items nationally and regionally, primarily to distributors, national food service accounts and retailers. These food items include further processed chicken products and frozen entrees, such as chicken and dumplings, lasagna, seafood gumbo, shrimp creole and other specialty products.
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
     In the fourth quarter of fiscal 2005, the Registrant began initial operations at its new poultry processing complex in southern Georgia. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. This plant reached its full capacity of 1.2 million head of chicken per week during October 2006.
     During fiscal 2006, the Company announced the construction of a new poultry complex in Waco, Texas. The completed complex will consist of an expansion of the feedmill in Robertson County, Texas, hatchery, processing plant and wastewater treatment facility, and will process 1.2 million head per week at full capacity. Operations at the new complex are expected to begin during the fourth fiscal quarter of 2007.
     The Registrant currently has additional processing capacity available to it through the expansion of the 2nd shift of the second line at its Collins, Mississippi processing facility, which is currently at 88% capacity. The Company’s plan to expand this plant and reach full capacity was postponed due to adverse market conditions, and the plant is not expected to reach full capacity before the spring of 2007.
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
     Capital expenditures for fiscal 2006 were funded by working capital. Effective November 17, 2005, the Registrant entered into a new revolving credit agreement that terminates on July 31, 2010. The Registrant anticipates that capital expenditures for fiscal 2007 will be funded by internally generated working capital and, if needed, borrowings under the revolving credit agreement.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.
     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2006, the Registrant processed approximately 307.7 million chickens, or approximately 1.8 billion dressed pounds. In addition, the Registrant purchased and further processed 9.3 million pounds of poultry products during fiscal 2006. According to 2006 industry statistics, the Registrant was the 5th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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
Products
     The Registrant has the ability to produce a wide range of processed chicken products and processed and prepared food items that allow it to take advantage of marketing opportunities as they arise.
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

	Fiscal Year Ended October 31,
	2002	2003	2004	2005	2006
Value added	99.7%	99.5%	99.6%	99.5%	99.7%
Non-value added	.3	.5	.4	.5	.3

Total Registrant chicken sales	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales dollars, of each of the Registrant’s major product lines.

	Fiscal Year Ended October 31,
	2002	2003	2004	2005	2006
Registrant processed chicken:
Value added:
Chill pack	40.6%	34.4%	32.5%	33.6%	31.0%
Fresh bulk pack	38.9	42.5	47.5	44.4	45.1
Frozen	9.2	10.3	10.0	12.4	14.1

Subtotal	88.7	87.2	90.0	90.4	90.2

Non-value added:
Ice pack	.2	.3	.3	.3	.3
Frozen	.1	.1	.1	.1	.0

Subtotal	.3	.4	.4	.4	.3

Total Company processed chicken	89.0	87.6	90.4	90.8	90.5
Processed and prepared foods	11.0	12.4	9.6	9.2	9.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Plant Location	Market Segment	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	7.25
Hazlehurst, Mississippi	Big Bird Deboning	625,000	7.25
Hammond, Louisiana	Big Bird Deboning	625,000	7.25
McComb, Mississippi	Chill Pack Retail	1,250,000	5.60
Bryan, Texas	Chill Pack Retail	1,250,000	5.60
Collins, Mississippi	Big Bird Deboning	1,250,000	7.25
Moultrie, Georgia	Chill Pack Retail	1,250,000	5.60
     Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat and whole or cut wings, and is likewise sold at spot commodity market prices for wings and boneless breast meat. The Company as of October 31, 2006 processes 2.8 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat and wings.

     The Urner Barry spot market price for leg quarters, boneless breast meat and whole wings for the past five calendar years is set forth below:

     Those plants that target the chill pack retail market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. While the Company has long term contracts (up to four years) with most of its chill pack customers, the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is issued each week by the Georgia Department of Agriculture and is based on its survey of prices during the preceding week. The Company as of October 31, 2006 has 3.6 million head per week dedicated to the chill pack market, and its results are materially impacted by fluctuations in the Georgia Dock price.
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
Sales and Marketing
     The Registrant’s chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors located principally in the southeastern, southwestern and western United States. The Registrant also sells its chicken products to casual dining operators and to customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant’s broad product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility.
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
     The Registrant uses television, radio and newspaper advertising, coupon promotion, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The campaign was well received, and the Company plans to continue the campaign in the future.
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
     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2006, the Registrant maintained contracts with 39 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2006, by 121 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.
     The Registrant owns and operates six hatcheries located in Mississippi, Texas and Georgia where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2006, the Registrant’s hatcheries were capable of producing an aggregate of approximately 7.3 million chicks per week.
     Grow-out. The Registrant places its chicks on 509 grow-out farms, as of October 31, 2006, located in Mississippi, Louisiana, Texas and Georgia where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.
     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2006, the Registrant operated 6 feed mills, 4 of which are located in Mississippi, one in Texas and one in Georgia. The Registrant’s annual feed requirements for fiscal 2006 were approximately 2,361,000 tons, and it has the capacity to produce approximately 2,933,000 tons of finished feed annually under current configurations.
     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 2006, the Registrant had approximately 1,833,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, direct from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk from volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
     Processing. Once the chicks reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,200,000 chickens per week. The Registrant’s Collins, Mississippi processing plant, which is currently operating one of its two lines on a double shift basis and one line on a partial double shift basis, is currently processing approximately 1,050,000 chickens per week. The Registrant’s Brazos County, Texas processing plant, which is currently operating two lines on a double shift basis, is currently processing approximately 1,200,000 chickens per week. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants, which currently operate on a double shift basis, are collectively processing approximately 1,750,000 chickens per week. The Registrant’s Moultrie, Georgia processing plant, which began initial operation during the fourth quarter of fiscal 2005, currently is operating two lines on a double shift basis. The Moultrie, Georgia plant is structured similarly to the Pike County, Mississippi and Brazos County, Texas processing plants and is currently processing 1,200,000 million chickens per week. The Registrant also has the capabilities to produce deboned product at seven processing facilities. At October 31, 2006, these deboning facilities were operating on a double shifted basis resulting in a combined capacity to process approximately 17.5 million pounds of product per week.
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
     Executive Offices; Other Facilities. The Registrant’s corporate offices are located in Laurel, Mississippi. As of October 31, 2006, the Registrant operated 8 automotive maintenance shops which service approximately 682 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, currently serving over 175 children.
     During fiscal 2005, the Company began construction of a new 90,000 square feet corporate office building in Laurel, Mississippi. Construction was completed in February 2006. The office building houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters.
Quality Control
     The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers wholesome, high quality products.
     From its company owned laboratory in Laurel, Mississippi, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder flocks and broilers, and conducts microbiological tests of live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the seven processing plants and the prepared food plant.
Regulation
     The Registrant’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The Registrant’s chicken processing plants are subject to continuous on-site inspection by the USDA. The Sanderson Farms, Inc. (Foods Division) processing plant operates under the USDA’s Total Quality Control Program, which is a strict self-inspection plan written in cooperation with and monitored by the USDA. The FDA inspects the production of the Registrant’s feed mills.
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
     No customer accounted for more than 10.0% of consolidated sales for the year ended October 31, 2006 and October 31, 2005. One customer accounted for 12.5% of consolidated sales for the year ended October 31, 2004. The Company does not believe the loss of this or any customer would have a material adverse effect on the Company.
Sources of Supply
     During fiscal 2006, the Registrant purchased its pullets and its cockerels from two (2) major breeders. The Registrant has found the genetic cross of the breeds supplied by these companies to produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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
Trademarks
     The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms®, which it uses in connection with the distribution of its prepared foods, frozen entree products and premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms® label. The Registrant also has registered with the United States Patent and Trademark Office eight other trademarks that are used in connection with the distribution of chicken and other products and for other competitive purposes.
     The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.

Employees and Labor Relations
     As of October 31, 2006, the Registrant had 8,711 employees, including 922 salaried and 7,789 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 600 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on December 1, 2007. The collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 558 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi was negotiated and signed by the union and the Registrant effective July 26, 1999. This agreement was renegotiated and signed on January 19, 2003, and had an expiration date of December 31, 2005. This agreement was renegotiated and signed effective January 1, 2006. The new agreement has an expiration date of December 31, 2008. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 999 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi was negotiated and signed by the union and the Registrant effective September 9, 1995, and expired on December 30, 1999. The agreement was renegotiated and has a termination date of December 31, 2006. This collective bargaining agreement will expire by its terms on December 31, 2006, and a new agreement is currently being negotiated.
     On June 9, 1999, the production, maintenance and clean-up employees at the Company’s Brazos County, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement was negotiated and signed on October 7, 1999. A contract was negotiated and signed effective October 25, 2002, with an expiration date of December 31, 2005. The Company and the union have renegotiated this agreement effective January 1, 2006, with an expiration date of December 31, 2008. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Brazos County, Texas processing facility.
     On November 30, 2001, live haul drivers at the Company’s McComb, Mississippi production division voted to be represented by United Food and Commercial Workers’ Union Local #1529 AFL-CIO in collective bargaining. A collective bargaining agreement was reached with an expiration date of December 31, 2006. That agreement has been extended by agreement of both parties pending negotiation of a new agreement. The union demonstrated during 2004 by signed authorization cards that it had been chosen as the bargaining representative of the loader-operators, and at their request loader operators were included in the bargaining unit with the live-haul drivers.
     On September 13, 2001, production, maintenance and truck driver employees at the Company’s McComb, Mississippi Feed Mill facility voted to be represented in collective bargaining by United Food and Commercial Workers’ Union Local #1529 AFL-CIO. A collective bargaining agreement was negotiated and signed effective July 1, 2002, and had an expiration date of June 30, 2005. This agreement included a provision allowing re-opening of bargaining of certain financial matters on July 1, 2003 and July 1, 2004, and has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at this facility. By agreement dated July 20, 2003, the Company and the union agreed to amend the agreement to provide for an expiration date of December 31, 2004. Negotiations were completed on a new contract in February 2005, and the new agreement has an expiration date of December 31, 2007.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     All of the Company’s operations are domiciled in the United States. All of the products sold to the Company’s customers for the Company’s fiscal years 2006, 2005 and 2004 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.
     The Company exports certain of its products to foreign markets, primarily Mexico, Russia, China, Puerto Rico, and the Caribbean. These exports sales for fiscal years 2006, 2005 and 2004 totaled approximately $69.5 million, $69.1 million and $65.2 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For fiscal 2006, 2005 and 2004, the Company made no sales of products produced in a country other than the United States.
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
          Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use. In particular, global weather patterns, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. More recently, demand for corn from ethanol producers has resulted in sharply higher costs for corn and other grains. Increases in the prices of feed ingredients will result in increases in raw material costs and operating costs. Because our chicken prices are related to the commodity prices of chickens, we typically are not able to increase our product prices to offset these increased grain costs. We periodically enter into contracts to purchase feed ingredients at current prices for future delivery to manage our feed ingredient costs. This practice reduces but does not eliminate the risk of increased operating costs from commodity price increases.
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
     Over the last eighteen months there has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has affected Asia since 2002 and which has been found in Eastern Europe. It is widely believed that H5N1 is spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.
     Although the highly pathogenic H5N1 strain has not been identified in North America, there have been outbreaks of low pathogenic strains of avian influenza in North America, including in the U.S. in 2002 and 2004 and in Mexico for the past several years, including 2005. In addition, low pathogenic strains of the avian influenza virus were detected in wild birds in the United States in 2006. Although these low pathogenic outbreaks have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic H5N1 strain, they have nevertheless impacted our sales. Accordingly, even if the H5N1 strain does not spread to North America, we cannot assure you that it will not materially adversely affect domestic or international demand for poultry produced in North America, and, if it were to spread to North America, we cannot assure you that it would not significantly affect our operations or the demand for our products, in each case in a manner having a material adverse effect on our business, reputation or prospects.
     A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.
     We export fresh chicken products overseas to Russia and other former Soviet countries, China and Mexico, among other countries. Any disruption to the export markets, such as trade embargos, import bans or quotas could materially impact our sales or create an over supply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.
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
     Our sales to our top ten customers represented 43.7% of our net sales during the 2006 fiscal year. Our non-chill pack customers, with whom we generally do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
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
     We have approximately 8,700 employees, 3,591 of which are covered by collective bargaining agreements or are members of labor unions. In addition, we contract with over 600 independent farms in Mississippi, Louisiana, Texas and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, our production operations could be negatively impacted.
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
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry complex, including poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Pike County, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Brazos and Robertson Counties, Texas
Poultry complex, including poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry complex under construction, including poultry processing plant and hatchery	Waco and McLennan County, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Prepared food plant	Jackson, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
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

     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $598,000 on October 31, 2006, which bears interest at the rate of 5.0% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the Company’s revolving credit agreement and under its $20 million long-term fixed rate loan agreement effective June 1999, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15.0% of its tangible assets.
     Management believes that the Company’s facilities are suitable for its current purposes, and believes that current renovations and expansions will enhance present operations and allow for future internal growth.
Item 3. Legal Proceedings.
     On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights.” This lawsuit alleged that Sanderson Farms, in its capacity as an employer, had “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi...in violation of Title VII of the Civil Rights Act of 1964 (as amended)... .” The action further alleged that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act.. .” On June 6, 2003, thirteen additional plaintiffs joined in the pending lawsuit by the filing of a First Amended Complaint. This brought the total number of plaintiffs to 87.
     The plaintiffs in this lawsuit sought among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company aggressively defended the lawsuit. The Company has a policy of zero tolerance for discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges were without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permitted the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004, the Company filed a Motion to Sever Plaintiffs’ Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company further asserted that it would be prejudiced by being subjected to one common trial for all 84 plaintiffs, rather than separate trials for each plaintiff. On August 26, 2004, the Court issued its order severing this case into six separate causes of action, with the plaintiffs divided into six groups based on their job classifications. On October 12, 2004, the plaintiffs filed new complaints for each of the six severed cases, which the Company answered on November 24, 2004. A case management conference for each of the six cases was held on December 28, 2004, during which various procedural issues related to discovery were settled. On September 28, 2005, the Company filed a Motion for a Pre-Trial conference seeking to preclude the plaintiffs from utilizing a “pattern and practice” method of proof. This method of proof is typically reserved for class action cases, or cases brought by the government. The plaintiffs had indicated their intention to use this method of proof in the pleadings and discovery requests filed up to the date of the Company’s motion. On October 26, 2005, the court entered an order ruling that the plaintiffs would not be permitted to use the “pattern and practice” method of proof.

     Three of the six cases or groups of plaintiffs (live-haul drivers, chicken catchers and forklift drivers) had been originally set for consecutive trials beginning on September 18, 2006. After discovery for those three cases ended on June 23, 2006, the Court continued the trials for the chicken catchers and forklift drivers. No trial date was set for those two cases, or any of the cases other than the trial for live-drivers on September 18, 2006. The Company filed Motions for Summary Judgment on each of the plaintiffs’ claims on July 7, 2006, in which the Company asked the Court to rule in its favor in the three cases originally set for trial on September 18, 2006. In conjunction with its Motions for Summary Judgment on plaintiffs’ claims, the Company filed a Motion for Separate Trials, or in the Alternative, for Further Severance of Plaintiffs. For the live-haul driver plaintiffs whose claims the Court may have allowed to proceed to trial on September 18, 2006, this motion asked the Court to conduct separate trials for each plaintiff rather than allow the plaintiffs to try all of their claims together at one trial or, alternatively, to conduct trials with smaller groups of plaintiffs. As it did in its Motion to Sever previously filed with Court at the beginning of discovery, the Company asserted in the motion that it would be prejudiced by being subjected to one common trial, rather than separate trials for each plaintiff.
     The Court granted the Company’s Motion for Separate Trial, and ordered plaintiff Perry White to trial on September 25, 2006. With respect to the motion for summary judgment filed by the Company on Perry White’s claims, the Court granted the motion with respect to all of Mr. White’s claims, except his claim of disparate treatment regarding his termination. Prior to the commencement of trial on that claim, the parties reached a global settlement agreement on all claims of all plaintiffs for an amount well within the Company’s insurance coverage for such matters. The parties are in the process of executing the necessary documents to complete the settlement. The Company’s insurer reimbursed the Company for the settlement amount, therefore, the settlement did not affect the Company’s financial position or operating results.
     On June 6, 2006, Annie Collins, a former employee of the processing division subsidiary, on behalf of herself and as representative of “a class of individuals who are similarly situated and who have suffered the same or similar damages” filed a Complaint against the Company’s processing and production subsidiaries in the United States District Court for the Eastern District of Louisiana. Since the filing of the Complaint, at least 2,930 individuals purportedly have given their consent to be a party plaintiff to this action.
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
     On July 24, 2006, plaintiffs filed a Motion for Protective Order, Sanctions and a Corrective Notice related to a letter the Company sent to all employees concerning the donning and doffing issue. The letter informed employees that, among other things, the Company was in negotiations with the Department of Labor about any adjustment to its pay practices and its calculations of any back pay obligations. The Company responded to the plaintiffs’ motion and filed a Motion to Stay Proceedings Pending Conciliation Efforts with the Department of Labor. On July 25, 2006, plaintiffs responded to the Company’s motion, which is still pending. On July 31, 2006, the Company filed its Answer to the plaintiffs’ Complaint.
     On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action nearly identical to the one described above in the United States of District Court for the Eastern District of Louisiana. No notice that any other employees have given their consent to be a party plaintiff to this action has been received to date. The Company will vigorously defend the donning and doffing litigation.
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
Item 4A. Executive Officers of the Registrant.

			Executive
Name	Age	Office	Officer Since
Joe F. Sanderson, Jr.	59	Chairman of the Board of Directors and Chief Executive Officer	1984 (1)
Lampkin Butts	55	President and Chief Operating Officer, Director	1996 (2)
D. Michael Cockrell	49	Treasurer and Chief Financial Officer, Director	1993 (3)
James A. Grimes	58	Secretary and Chief Accounting Officer	1993 (4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

(3)	D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(4)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.
     Executive officers of the Company serve at the pleasure of the Board of Directors. There are no understandings or agreements relating to any person’s service or prospective service as an executive officer of the Registrant.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security.

     The Company’s common stock is traded on the The NASDAQ Stock Market LLC under the symbol SAFM.
     The number of stockholders as of November 30, 2006, was 2,724.
     The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2006	High	Low	Dividends
First Quarter	$36.11	$25.73	$.12
Second Quarter	$28.25	$19.93	$.12
Third Quarter	$31.25	$25.09	$.12
Fourth Quarter	$35.30	$23.74	$.12

	Stock Price
Fiscal Year 2005	High	Low	Dividends
First Quarter	$44.33	$31.97	$.10
Second Quarter	$46.93	$36.00	$.10
Third Quarter	$49.19	$36.00	$.10
Fourth Quarter	$43.64	$32.65	$.12
On December 27, 2006 the closing sales price for the common stock was $31.73 per share.
Item 6. Selected Financial Data.

	Year Ended October 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Net sales	$1,047,930	$1,053,192	$1,095,279	$908,319	$775,155
Operating income (loss)	(26,816)	113,484	150,154	90,522	49,977
Net income (loss)	(11,501)	70,638	91,428	54,061	28,840
Basic earnings (loss) per share	(.57)	3.53	4.62	2.78	1.45
Diluted earnings (loss) per share	(.57)	3.51	4.57	2.75	1.43
Working capital	112,883	107,631	150,624	82,236	68,452
Total assets	485,067	445,791	375,007	298,905	280,510
Long-term debt, less current maturities	77,078	6,511	10,918	21,604	49,969
Stockholders’ equity	328,340	345,653	279,341	197,099	155,891
Cash dividends declared per share	$.48	$.42	$.84	$.61	$.27
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 63.7% of the Company’s total production costs.
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
Poultry prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31, 2006 as follows:

	1st		2nd	3rd		4th
	Quarter		Quarter	Quarter		Quarter
Fiscal 2006
High	$.7375	*	$.6950	$.7000		$.7100
Low	$.6975		$.6750 *	$.6750	*	$.6950
Fiscal 2005
High	$.7525	*	$.7400	$.7475		$.7525 *
Low	$.7325	*	$.7375	$.7400		$.7425
Fiscal 2004
High	$.7000		$.7500	$.8100	*	$.8075
Low	$.6825	*	$.7050	$.7525		$.7575

*	Year High/Low
On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Per share information in this Annual Report reflects the stock split. Cash was paid in lieu of fractional shares.
On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The plant is expected to begin operations during the Company’s fourth fiscal quarter of 2007, and at full production will process approximately 1.2 million head of chickens per week.
EXECUTIVE OVERVIEW OF RESULTS — 2006
The Company’s financial results for fiscal 2006 reflect significantly lower prices for the Company’s poultry products due to an oversupply of poultry products. This oversupply resulted primarily because of the appearance of H5N1 avian influenza in certain countries of Asia and Europe during the first and second quarters of fiscal 2006, which reduced demand for poultry products in the affected countries and in Russia, a significant customer of the United States poultry industry. In addition, high fuel prices for domestic consumers impacted demand for boneless breast meat sold through casual dining customers. Although the industry did experience improvement in prices for boneless breast meat and leg quarters during the summer months of fiscal 2006, the market dropped significantly during September and October 2006. The Company experienced higher grain costs during the fourth fiscal quarter, and based on current prices and trends, expects significantly higher prices during fiscal 2007 compared to fiscal 2006.
RESULTS OF OPERATIONS
As a result of the challenging market conditions during fiscal 2006 as compared to fiscal 2005, net sales decreased $5.3 million or 0.5% despite an increase in the pounds of poultry products and prepared food products sold of 14.5% and 24.0%, respectively. During the first six months of fiscal 2006, demand for poultry products was greatly impacted by the occurrence of H5N1 avian influenza in certain countries of Asia and Europe, which affected demand for poultry products in the affected countries and in Russia, a significant customer for United States poultry products. The industry experienced decreases in bulk leg quarter prices and jumbo wings of 24.6% and 8.0%, respectively, as well as decreases in the market prices for boneless breast meat and tenders of 15.4% and 18.7%, respectively, for fiscal 2006 as compared to fiscal 2005. A simple average of the Georgia Dock prices for whole birds was 6.1% lower during fiscal 2006 as compared to fiscal 2005. Net sales of prepared food products increased $15.7 million or 15.6% due to an increase in the pounds of prepared food products sold of 24.0%, offset by a decrease in the average sale price of prepared food products of 6.8% during fiscal 2006 as compared to fiscal 2005.
During fiscal 2006 as compared to fiscal 2005, cost of sales was $1,023.4 million, an increase of $149.8 million or 17.1%. The increase in cost of sales can be attributed to the additional pounds of product sold at the new complex in South Georgia, which will have a higher average cost of sales than the Company as a whole until full capacity is reached for a complete period. The increase in the pounds sold at the new complex in South Georgia was partially offset by fewer pounds sold in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 at the Company’s Louisiana and Mississippi poultry operations due to the conversion of the Collins, Mississippi plant to a big bird deboning plant from a chill pack plant and fewer pounds produced as a result of Hurricane Katrina. Prices for corn and soybean meal reflect increases of 6.7% and 3.2%, respectively, during fiscal 2006 as compared to fiscal 2005. Cost of sales of the Company’s prepared food products increased $14.2 million or 15.6%. This increase resulted from additional pounds of prepared food products sold of 24.0% and a decrease in the average cost of chicken which is a major raw material used in many of the products sold by the Company’s prepared foods facility.
Selling, general and administrative costs for fiscal 2006 were $51.3 million as compared to $66.0 million during fiscal 2005. The decrease in selling, general and administrative costs of $14.7 million resulted from lower advertising expenditures and lower expenses related to the start up of the new poultry complex in South Georgia. All costs of operating the new complex in South Georgia, except for certain sales related expenditures, are included in cost of sales during fiscal 2006. In fiscal 2005, the start-up costs incurred were included in selling, general and administrative costs until operations began in the fourth quarter of fiscal 2005. Also, during fiscal 2005 the Company contributed $5.5 million to the Company’s Employee Stock Ownership Plan and incurred increased expenses associated with the incentive award program as compared to fiscal 2006. The Company did not make a contribution to the ESOP during fiscal 2006.
The Company had an operating loss of $26.8 million during fiscal 2006 as compared to an operating income of $113.5 million during fiscal 2005. The reduction of $140.3 million resulted from a significant reduction in poultry prices during fiscal 2006 as compared to fiscal 2005 and the start-up of initial operations at the new poultry complex in South Georgia and the conversion of the Collins, Mississippi processing plant to a big bird deboning plant. The Collins, Mississippi plant was down for one week during the first quarter of fiscal 2006 to allow for the installation of equipment necessary to convert the plant to its new product mix.
Interest expense during fiscal 2006 was $2.8 million as compared to $0.4 million during fiscal 2005. The increase in interest expense resulted from a combination of lower interest expensed during fiscal 2005 due to the capitalization of interest for the construction of the new general offices in Laurel, Mississippi, the new poultry complex in South Georgia during fiscal 2005 and higher outstanding debt and interest rates during fiscal 2006 as compared to fiscal 2005.
Other income for fiscal 2006 includes $3.6 million in insurance proceeds resulting from the Company’s claim for business interruption losses caused by Hurricane Katrina.
The Company’s effective tax rate for fiscal 2006 was 55.2% as compared to 38.3% during fiscal 2005. The 2005 effective tax rate differs from the statutory federal rate due to state income taxes and certain nondeductible expenses for federal income tax purposes. The 2006 effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expense for federal income tax purposes and the benefit of certain federal income tax credits available as a result of the impact of Hurricane Katrina on the Company and state investment credits unrelated to the hurricane.
The Company’s net loss was $11.5 million or $0.57 per share for fiscal 2006 as compared to a net income of $70.6 million or $3.51 per share during fiscal 2005.
EXECUTIVE OVERVIEW OF RESULTS — 2005

The Company’s financial results for the fiscal year ended October 31, 2005 reflected strong market prices for dark meat poultry products as well as favorable prices for feed grains. Although overall market prices for the Company’s poultry products were lower during fiscal 2005 as compared to the historical highs experienced during fiscal 2004, the Company was able to partially offset the reduced selling prices with lower costs of corn and soybean meal ingredients. The Company’s cost of corn and soybean meal was $60.0 million lower during fiscal 2005 as compared to fiscal 2004. During the fourth quarter of fiscal 2005, the Company was negatively impacted by Hurricane Katrina and had an estimated reduction in its operating income during the fourth quarter of $7.9 million related to the storm.
RESULTS OF OPERATIONS
Fiscal 2005 Compared to Fiscal 2004
The Company’s net sales during fiscal 2005 were $1,053.2 million, as compared to $1,095.3 million during fiscal 2004, or a decrease of 3.8%. This reduction reflects lower prices for the Company’s poultry products of 6.1% during fiscal 2005 as compared to fiscal 2004, offset by an increase in the pounds of poultry products sold of 2.8%. The decrease in the average sale price of the Company’s poultry products resulted primarily from decreases in the market prices of boneless breast meat, tenders and wings of 24.9%, 30.8% and 12.4%, respectively. However, the softness in these prices were partially offset by strong export demand for leg quarters and paws during fiscal 2005. Bulk leg quarter prices were approximately 17.9% higher for fiscal 2005 as compared to fiscal 2004. A simple average of the Georgia Dock prices for whole chickens decreased only 0.6% for fiscal 2005 as compared to fiscal 2004. During the fourth quarter of fiscal 2005 the Company’s pounds of poultry products sold were lower because of chickens lost during Hurricane Katrina and a reduction in leg quarters sold in the export market because of hurricane related disruptions. Net sales of prepared food products decreased $8.9 million or 8.1% and resulted from a decrease in the pounds of prepared food products sold of 8.2% and a decrease in the average sale price of prepared food products sold of 0.5%.
Cost of sales for the fiscal year ended October 31, 2005, were $873.7 million, a decrease of $11.6 million, or 1.3%, as compared to the fiscal year ended October 31, 2004. This decrease resulted from the lower cost of feed grains during fiscal 2005 as compared to fiscal 2004, which result was partially offset by the increase in the pounds of poultry products sold of 2.8% and increased cost of sales incurred at the new poultry complex in South Georgia. A simple average of the corn and soybean meal cash market prices during fiscal 2005 as compared to fiscal 2004 reflects decreases of 16.0% and 23.3%, respectively. Cost of sales of prepared food products decreased 17.9% due to the 24.9% reduction in prices for boneless breast meat. Boneless breast meat is a major component of the prepared foods division’s costs of sales and is purchased from the Company’s poultry operations.
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
Liquidity and Capital Resources
The Company’s working capital at October 31, 2006 was $112.9 million and its current ratio was 2.9 to 1. This compares to working capital of $107.6 million and a current ratio of 2.4 to 1 as of October 31, 2005. During fiscal 2006 the Company spent approximately $82.6 million on planned capital projects, which include $9.4 million to complete construction of the new corporate office building in Laurel, Mississippi and $24.2 million to build a feed mill in Collins, Mississippi, complete the conversion of the Collins, Mississippi processing facility to a big bird deboning plant and expand the Collins, Mississippi hatchery. Also included is $15.2 million to begin construction at the new poultry complex in Waco, Texas, and $4.8 million to improve operating efficiencies at the Company’s prepared foods plant in Jackson, Mississippi.
On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Share and per share data have been adjusted to reflect this stock split.
The Company’s capital budget for fiscal 2007 is approximately $92.8 million, and will be funded by cash on hand, internally generated working capital and cash flows from operations. If needed, the Company has $175.0 million available under a revolving line of credit. The fiscal 2007 capital budget includes approximately $3.3 million in operating leases and $67.1 million to complete construction of the new poultry complex in Waco, Texas. The Company expects initial operations to begin in August 2007. Without operating leases, and the new poultry complex in Waco, Texas, the Company’s capital budget for fiscal 2007 would be $22.4 million.
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
On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas have been selected for construction of a new poultry processing plant, wastewater treatment facility and hatchery. Sanderson Farms will also expand its feed mill in Easterly, Texas to satisfy the live production needs associated with the new complex. The Company expects to invest approximately $82.3 million in the new complex during fiscal 2006 and fiscal 2007.
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
Contractual Obligations
Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2006 were as follows (in thousands):

	Payments Due By Period
			1 - 3	3 - 5	More than
Contractual Obligations	Total	Less than 1 Year	Years	Years	5 Years
Long-term debt	$79,466	$4,138	$297	$25,031	$50,000
Capital lease obligations	2,045	295	640	720	390
Interest on long-term debt	29,654	4,895	9,342	7,806	7,611

Operating leases	21,573	6,819	9,904	4,850	0
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	10,994	10,994	0	0	0
Construction contracts	60,792	60,792	0	0	0
Claims payable	6,488	3,288	3,200	0	0

Total	$211,012	$91,221	$23,383	$38,407	$58,001

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, and the differences could be material.
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
Hurricane Katrina
The Company’s insurance claim from Hurricane Katrina was settled during the fourth quarter of fiscal 2006 for $22.3 million. The Company also received the final installment of $6.8 million on the claim during the fourth quarter of fiscal 2006 and accordingly, the balance sheet as of October 31, 2006 does not reflect a receivable from the Company’s insurance carriers.

The Company’s final insurance claim for property damage, expenses incurred and lost profits of $22.3 million, net of the applicable deductible of $2,750,000 was approximately $3.7 million less than the Company had previously calculated prior to final settlement. Of the $3.7 million, $2.0 million was attributable to additional costs to compensate the Company’s contract poultry producers for the loss of revenue they incurred resulting from decreased efficiencies resulting from the storm. Although the Company believes that these payments were warranted to ensure affected growers were able to maintain operations during the difficult weeks subsequent to Katrina, these payments were determined by the Company and the Company’s insurance carriers to be not covered under the terms of the policy. The remainder of the $3.7 million difference resulted from final determination of certain estimates used in calculating the initial claim related to lost profits and certain expenses.
As of July 31, 2006, the Company had recognized $18.7 million of the final settlement of $22.3 million. During the fourth quarter of fiscal 2006, the Company recognized $3.6 million as an increase to other income, of which $2.5 million pertains to lost profits and certain expenses incurred during fiscal 2005 and $1.1 million relates to lost profits and certain expenses incurred during fiscal 2006. The Company’s lost profits resulted from the destruction of live inventories in the hurricane and from the loss of workforce required to produce higher margin products normally sold by the Company during the weeks immediately following the storm.
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
The Company’s share-based compensation plans are described in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006. These plans have not been modified in the 2006 fiscal year. The Company has not granted stock options since fiscal 2002. Since the beginning of fiscal 2005, the Company’s share-based compensation has primarily been in the form of restricted stock awards.
The following restricted stock transactions have occurred during fiscal 2006:

		Weighted
		Average
	Number	Grant
	Of Shares	Price

Restricted stock awards outstanding at October 31, 2005	343,000	$44.56
Granted during fiscal 2006	49,050	$33.46
Forfeited during fiscal 2006	(13,050)	$43.03

Restricted stock awards outstanding at October 31, 2006	379,000	$43.15

As of October 31, 2006, none of these restricted awards are vested. The aggregate intrinsic value of stock options outstanding of 188,543, as of October 31, 2006 was $2.8 million. During fiscal 2006, 31,500 options were exercised with an intrinsic value of $468,000. As of October 31, 2006, the Company had $12.4 million in unrecognized share-based compensation costs that will be recognized over a weighted average period of 4.6 years.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 27, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
December 27, 2006

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31
	2006	2005
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,396	$34,616
Accounts receivable, less allowance of $893,808 in 2006 and $748,808 in 2005	40,930	38,833
Receivable from insurance companies	0	14,892
Inventories	96,490	84,713
Refundable income taxes	14,402	0
Prepaid expenses	13,179	11,599

Total current assets	172,397	184,653
Property, plant and equipment:
Land and buildings	246,828	212,463
Machinery and equipment	326,594	296,449

	573,422	508,912
Accumulated depreciation	(263,112)	(249,586)

	310,310	259,326
Other assets	2,360	1,812

Total assets	$485,067	$445,791

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,514	$24,468
Accrued expenses	23,567	48,148
Current maturities of long-term debt	4,433	4,406

Total current liabilities	59,514	77,022
Long-term debt, less current maturities	77,078	6,511
Claims payable	3,200	2,900
Deferred income taxes	16,935	13,705
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued
Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-20,094,571 in 2006 and 20,063,070 in 2005	20,095	20,063
Paid-in capital	17,181	26,791
Unearned compensation	0	(13,607)
Retained earnings	291,064	312,406

Total stockholders’ equity	328,340	345,653

Total liabilities and stockholders’ equity	$485,067	$445,791

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31
	2006	2005	2004
	(In thousands, except per share data)
Net sales	$1,047,930	$1,053,192	$1,095,279
Cost and expenses:
Cost of sales	1,023,438	873,677	885,319
Selling, general and administrative	51,308	66,031	59,806

	1,074,746	939,708	945,125

Operating income (loss)	(26,816)	113,484	150,154
Other income (expense):
Interest income	235	1,257	743
Interest expense	(2,803)	(433)	(1,569)
Other	3,738	173	(60)

	1,170	997	(886)

Income (loss) before income taxes	(25,646)	114,481	149,268
Income tax expense (benefit)	(14,145)	43,843	57,840

Net income (loss)	$(11,501)	$70,638	$91,428

Earnings (loss) per share:
Basic	$(.57)	$3.53	$4.62

Diluted	$(.57)	$3.51	$4.57

Dividends per share	$.48	$.42	$.84

Weighted average shares outstanding:
Basic	20,070	20,014	19,789

Diluted	20,070	20,137	19,995

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common Stock		Paid-In	Unearned	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
		(In thousands, except shares and per share amounts)
Balance at October 31, 2003	19,520,814	$19,521	$1,949	$0	$175,629	$197,099
Net income for year					91,428	91,428
Cash dividends ($.34 per share)					(6,753)	(6,753)
Special cash dividends ($.50 per share)					(9,980)	(9,980)
Redemption of fractional shares					(32)	(32)
Issuance of common stock	438,424	438	7,141			7,579

Balance at October 31, 2004	19,959,238	19,959	9,090	0	250,292	279,341
Net income for year					70,638	70,638
Cash dividends ( $.42 per share)					(8,524)	(8,524)
Issuance of common stock	103,832	104	2,033			2,137
Issuance of restricted common stock			15,668	(15,360)		308
Amortization of unearned compensation			0	1,753		1,753

Balance at October 31, 2005	20,063,070	20,063	26,791	(13,607)	312,406	345,653
Reversal of unearned compensation upon adoption of 123R			(13,607)	13,607		0
Net income (loss) for year					(11,501)	(11,501)
Cash dividends ( $.48 per share)					(9,841)	(9,841)
Issuance of common stock	31,501	32	526			558
Issuance of restricted common stock			907			907
Amortization of unearned compensation			2,564			2,564

Balance at October 31, 2006	20,094,571	$20,095	$17,181	$0	$291,064	$328,340

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31
	2006	2005	2004
	(In thousands)
Operating activities
Net income (loss)	$(11,501)	$70,638	$91,428
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,833	24,752	26,326
Amortization of unearned compensation	2,564	1,753	0
Provision for losses on accounts receivable	480	1,063	165
Deferred income taxes	3,105	(3,115)	500
Change in assets and liabilities:
Accounts receivable	(2,577)	9,344	(3,210)
Receivable from insurance companies	14,892	(14,892)	0
Inventories	(11,777)	(9,110)	(13,850)
Prepaid expenses and refundable income taxes	(16,106)	4,540	(3,483)
Other assets	(780)	(95)	(123)
Accounts payable	7,046	(5,916)	11,351
Accrued expenses and claims payable	(24,031)	17,419	(6,511)

Total adjustments	3,649	25,743	11,165

Net cash provided by (used in) operating activities	(7,852)	96,381	102,593
Investing activities
Capital expenditures	(82,615)	(128,107)	(27,538)
Net proceeds from sale of property and equipment	1,030	897	79
Other investment	0	0	(1,597)

Net cash used in investing activities	(81,585)	(127,210)	(29,056)
Financing activities
Net change in revolving credit	25,000	0	0
Long-term borrowings	50,000	0	0
Principal payments on long-term debt	(4,132)	(4,126)	(10,420)
Principal payments on capital lease obligation	(275)	(260)	(245)
Dividends paid	(9,841)	(8,524)	(16,733)
Tax benefit on exercised stock options	190	0	0
Purchase and retirement of common stock	0	0	(32)
Net proceeds from common stock issued	1,275	2,445	7,579

Net cash provided by (used in) financing activities	62,217	(10,465)	(19,851)

Net change in cash and cash equivalents	(27,220)	(41,294)	53,686
Cash and cash equivalents at beginning of year	34,616	75,910	22,224

Cash and cash equivalents at end of year	$7,396	$34,616	$75,910

Supplemental disclosure of cash flow information:
Income taxes paid	$9,952	$33,002	$63,486

Interest paid	$3,355	$1,360	$1,611

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
     The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. No customer accounted for more than 10.0% of consolidated net sales during fiscal 2006 or fiscal 2005. One customer accounted for 12.5% of consolidated sales for the years ended October 31, 2004. Shipping and handling costs are included as a component of cost of sales.
Use of Estimates: The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Hurricane Receivable from Insurance Companies: The Company has recorded insurance recoveries related to Hurricane Katrina when realization of the claim for recovery has been deemed probable and only to the extent the loss has been recorded in the financial statements. Any possible gain that may result from recoveries under the Company’s insurance policies are recognized when the insurance proceeds are received.
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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2006, 2005 and 2004, the Company capitalized interest of approximately $719,000, $896,000 and $0.0 million, respectively, to certain capital expenditures.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $9.6 million, $13.0 million and $14.0 million for fiscal 2006, 2005 and 2004, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense accounted for differently for financial and income tax purposes.
Share Based Compensation: In the first quarter of fiscal 2006, the Company adopted SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective method. SFAS No. 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS No. 123(R) and for all awards granted to employees prior to the adoption date of SFAS No. 123(R) that are unvested on the adoption date. Accordingly, no restatements were made to prior periods. The adoption of SFAS No. 123(R) was not significant to the Company’s operations or financial position for fiscal 2006.
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
Pro forma information regarding net income and earnings per share is required by SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No.123”) for fiscal 2005 and 2004, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in fiscal 2005 and 2004.

	(In Thousands)
	2005	2004

Net income as reported	$70,638	$91,428
Deduct: Total stock-based employee compensation expense for employee stock options determined under fair value based method for all awards, net of related tax effects	(45)	(45)

Pro forma net income	$70,593	$91,383

Earnings per share
Basic — as reported	$3.53	$4.62

Basic — pro forma	$3.53	$4.62

Diluted — as reported	$3.51	$4.57

Diluted — proforma	$3.51	$4.57

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
Reclassifications: The condensed consolidated statement of operations for fiscal 2005 and 2004, include a reclassification of certain expenses to cost of sales from net sales, in order to conform with the classification in fiscal 2006. The reclassification to cost of sales from net sales were $47.0 million and $43.0 million, respectively, during fiscal 2005 and 2004.
Impact of Recently Issued Accounting Standards:
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
2. Hurricane Receivable
The Company’s insurance claim from Hurricane Katrina was settled during the fourth quarter of fiscal 2006 for $22.3 million. The Company also received the final installment of $6.8 million on the claim during the fourth quarter of fiscal 2006 and accordingly, the balance sheet as of October 31, 2006 does not reflect a receivable from the Company’s insurance carriers.
The Company’s final insurance claim for property damage, expenses incurred and lost profits of $22.3 million, net of the applicable deductible of $2,750,000 was approximately $3.7 million less than the Company had previously calculated prior to final settlement. Of the $3.7 million, $2.0 million was attributable to additional costs to compensate the Company’s contract poultry producers for the loss of revenue they incurred resulting from decreased efficiencies resulting from the storm. Although the Company believes that these payments were warranted to ensure affected growers were able to maintain operations during the difficult weeks subsequent to Katrina, these payments were determined by the Company and the Company’s insurance carriers to be not covered under the terms of the policy. The remainder of the $3.7 million difference resulted from final determination of certain estimates used in calculating the initial claim related to lost profits and certain expenses.
As of July 31, 2006, the Company had recognized $18.7 million of the final settlement of $22.3 million. During the fourth quarter of fiscal 2006, the Company recognized $3.6 million as an increase to other income, of which $2.5 million pertains to lost profits and certain expenses incurred during fiscal 2005 and $1.1 million relates to lost profits and certain expenses incurred during fiscal 2006. The Company’s lost profits resulted from the destruction of live inventories in the hurricane and from the loss of workforce required to produce higher margin products normally sold by the Company during the weeks immediately following the storm.
3. Inventories
Inventories consisted of the following:

	October 31
	2006	2005
	(In thousands)
Live poultry-broilers and breeders	$53,011	$42,662
Feed, eggs and other	13,840	10,983
Processed poultry	18,102	19,881
Processed food	6,492	6,905
Packaging materials	5,045	4,282

	$96,490	$84,713

4. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31
	2006	2005
	(In thousands)
Parts and supplies	$7,976	$6,801
Current deferred tax assets	2,055	1,930
Other prepaid expenses	3,148	2,868

	$13,179	$11,599

5. Accrued expenses
Accrued expenses and claims payable consisted of the following:

	October 31
	2006	2005
	(In thousands)
Accrued wages	$4,702	$4,020
Workers’ compensation claims	3,288	3,711
Accrued property taxes	3,167	2,627
Accrued vacation	3,125	3,199
Accrued rebates	2,891	3,236
Accrued bonuses	567	13,515
Income taxes payable	0	12,990
Other accrued expenses	5,827	4,850

	$23,567	$48,148

6. Long-term Credit Facilities and Debt
     Long-term debt consisted of the following:

	October 31
	2006	2005
	(In thousands)
Revolving credit agreement with banks (weighted average rate of 6.01% at October 31, 2006)	$25,000	$0
Term loan, accruing interest at 6.12%, maturing in 2016	50,000	0
Term loan with an insurance company, accruing interest at 7.05%; due in annual principal installments of $4,000,000, maturing in 2007	4,000	8,000
Note payable, accruing interest at 5%; due in annual installments of $161,400, including interest, maturing in 2009	466	597
6% Mississippi Business Investment Act bond-capital lease obligation, due November 1, 2012	2,045	2,320

	81,511	10,917
Less current maturities of long-term debt	4,433	4,406

	$77,078	$6,511

On November 17, 2005, the Company entered into a new $200.0 million unsecured revolving credit facility with six banks that extends until 2010. Borrowings are at prime or below and may be prepaid without penalty. A commitment fee of .25% is payable quarterly on the unused portion of the revolver. Covenants related to the revolving credit facility include requirements for maintenance of minimum consolidated net working capital, tangible net worth, debt to total capitalization and current ratio. The agreement also establishes limits on dividends, assets that can be pledged and capital expenditures. The Company had $175.0 million available to borrow under the line of credit at October 31, 2006.
The term loan consists of a private placement of $50.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility.
The aggregate annual maturities of long-term debt at October 31, 2006 are as follows (in thousands):

Fiscal Year	Amount
2007	$4,433
2008	455
2009	482
2010	381
2011	25,370
Thereafter	50,390

$81,511

7. Income Taxes
     Income tax expense (benefit) consisted of the following:

	Years Ended October 31
	2006	2005	2004
	(In thousands)
Current:
Federal	$(14,460)	$41,453	$49,250
State	(2,790)	5,505	8,090

	(17,250)	46,958	57,340

Deferred:
Federal	3,855	(2,705)	430
State	(750)	(410)	70

	3,105	(3,115)	500

	$(14,145)	$43,843	$57,840

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31
	2006	2005
Deferred tax liabilities
Property, plant and equipment	$20,705	$15,675
Prepaid and other assets	470	495

Total deferred tax liabilities	21,175	16,170
Deferred tax assets:
Accrued expenses and accounts receivable	4,645	4,395
Restricted stock	1,650	0

Total deferred tax assets	6,295	4,395

Net deferred tax liabilities	$14,880	$11,775

Current deferred tax assets (included in prepaid expenses)	$2,055	$1,930
Long-term deferred tax liabilities	16,935	13,705

Net deferred tax liabilities	$14,880	$11,775

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31
	2006	2005	2004
	(In thousands)
Income taxes at statutory rate	$(8,976)	$40,068	$52,244
State income taxes	(1,546)	3,312	5,584
State income tax credits	(755)	0	0
Federal income tax credits	(2,640)	0	0
Other, net	(228)	463	12

Income tax expense	$(14,145)	$43,843	$57,840

8. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $5,500,000 and $7,000,000 in fiscal 2005 and 2004, respectively. The Company did not make a contribution to the ESOP during fiscal 2006.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s compensation and 50% of employee contributions between 3% and 5% of each employee’s compensation. The Company’s contributions to the 401(k) Plan totaled $2,893,000 in fiscal 2006, $2,666,000 in fiscal 2005 and $1,803,000 in fiscal 2004.
Note 9. Stock Compensation Plans
On February 17, 2005, the shareholders of the Company approved the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (the “Plan”). The Plan allows the Company’s board of directors to grant certain incentive awards including stock options, stock appreciation rights, restricted stock, and other similar awards. The Company may award up to 2,250,000 shares under the Plan.
     Pursuant to the Plan, on February 23, 2005, the Company’s board of directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s board of directors. Restricted stock granted in fiscal 2005 and 2006 vests three to ten years from the date of grant.

The vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s Common Stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $2,564,000 and $1,753,000 during fiscal 2006 and 2005, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted
	Number of	Average Grant
	Shares	Price
Granted during fiscal 2005	354,000	$44.56
Forfeited	(11,000)	$44.56

Outstanding at October 31, 2005	343,000	$44.56
Granted during fiscal 2006	49,050	$33.46
Forfeited	(13,050)	$43.81

Outstanding at October 31, 2006	379,000	$43.15

None of the restricted awards are vested as of October 31, 2006. The Company had $12.4 million in unrecognized share-based compensation costs as of October 31, 2006 that will be recognized over a weighted average period of 4.6 years.
Also on February 23, 2005 and pursuant to the Plan, the Company’s board of directors approved Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s board of directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s Common Stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, retirement or change in control, as defined. If a participant’s employment is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2006 and 2005, the participants purchased a total of 36,680 shares and 7,497 shares of restricted stock pursuant to the Purchase Plan, valued at $28.81 and $41.13 per share, respectively, and the Company issued 9,085 and 1,832 matching shares, valued at $28.88 and $41.11 per share, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $86,000 and $8,000 in fiscal 2006 and 2005, respectively.
During the quarter ended January 31, 2006, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a three-year performance period beginning November 1, 2005. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the three-year performance period, participants will receive 50 percent to 150 percent of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,400. No compensation expense was recognized for the performance shares during the fiscal year ended October 31, 2006 because achievement of the applicable performance measures is not considered probable.
Under the Company’s Stock Option Plan, 2,250,000 shares of Common Stock were reserved for grant to key management personnel. Options outstanding at October 31, 2006 were granted in fiscal 2002, have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2006, 2005, and 2004. The Stock Option Plan has been superceded by the Plan described above and no further options may be issued under the Stock Option Plan.
A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at October 31, 2003	799,704	$14.41
Granted	—	0.00
Exercised	(440,078)	9.75
Forfeited	(2,250)	12.37

Outstanding at October 31, 2004	357,376	11.56
Granted	—	0.00
Exercised	(102,332)	11.27
Forfeited	(33,501)	12.22

Outstanding at October 31, 2005	221,543	$11.66

Granted	—	0.00
Exercised	(31,500)	11.69
Forfeited	(1,500)	12.37

Outstanding at October 31, 2006	188,543	$11.66

The exercise price of the options outstanding as of October 31, 2006, ranged from $7.40 to $12.37 per share. At October 31, 2006, the weighted average remaining contractual life of the options outstanding was 6 years and all of the options were exercisable. The aggregate intrinsic value of the 188,543 stock options outstanding as of October 31, 2006 was $2.8 million. During the fiscal year ended October 31, 2006, 31,500 options were exercised with an intrinsic value of $468,000.
In fiscal 2000, the Company granted 211,507 “phantom shares” to certain key management personnel. Upon exercise of a phantom share, the holder will receive a cash payment or an equivalent number of shares of the Company’s Common Stock, at the Company’s option, equal to the excess of the fair market value of the Company’s Common Stock at the time of exercise over the phantom share award value of $4.98 per share. The phantom shares have a ten-year term and vest over four years beginning one year after the date of grant. Compensation expense of $0, $84,000, and $1,567,000 for the phantom share plan is included in selling, general and administrative expense in the accompanying consolidated statement of income for fiscal 2006, 2005, and 2004 respectively.
A summary of the Company’s phantom share activity and related information is as follows:

	Shares	EXERCISE PRICE

Outstanding at October 31, 2003	69,750	$4.98
Granted	—	0.00
Forfeited	—	0.00
Exercised	(63,000)	4.98

Outstanding at October 31, 2004	6,750	4.98
Granted	—	0.00
Forfeited	—	0.00
Exercised	(6,750)	4.98

Outstanding at October 31, 2005	—	$0.00

10. Shareholder Rights Agreement
On April 22, 1999, the Company adopted a shareholder rights agreement (the “Agreement”) with similar terms as the previous one. The purpose of the rights is to force a potential acquirer to negotiate with the Company’s board of directors to ensure that the Company’s shareholders receive a fair price in any acquisition transaction.
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
The exercise price of a right has been established at $75. Once exercisable, each right would entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $100 per share. Because of the liquidation, voting and dividend preferences associated with the Preferred Stock, the value of one one-hundredth of a share of the Preferred Stock should approximate the value of one share of the Company’s Common Stock. In addition, after a person or group acquires 20% of the Common Stock, but before such person or group acquires 50%, the board of directors may exchange the rights for share of the Company’s Common Stock at a ratio of one common share to each on one-hundredth of a preferred share.
In some circumstances, the agreement also permits the Company’s shareholders to acquire additional shares of the Company’s Common Stock, or shares of an acquiror’s common stock, at a discount. The rights may be redeemed by the Board of Directors at $0.001 per right prior to an acquisition, through open market purchases, a tender offer or otherwise, of the beneficial ownership of 20% or more of the Company’s Commons Stock. The rights expire on May 4, 2009.

11. Other Matters
     The Company has vehicle and equipment leases that expire at various dates through fiscal 2011. Rental expense under these leases totaled $6.3 million, $4.9 million and $4.7 million for fiscal 2006, 2005 and 2004, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2006 were as follows:

Fiscal Year	Amount
2007	$6.8 million
2008	5.2 million
2009	4.7 million
2010	3.6 million
2011	1.3 million
Thereafter	0.0 million

$21.6 million

     On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The plant is expected to begin operations during the Company’s fourth fiscal quarter of 2007, and at full production will process approximately 1.2 million head of chickens per week. The fiscal 2007 capital budget includes approximately $67.1 million to complete construction of the new poultry complex in Waco, Texas.
     On May 19, 2003, a lawsuit was filed on behalf of 74 individual plaintiffs in the United States District Court for the Southern District of Mississippi alleging an “intentional pattern and practice of race discrimination and hostile environment in violation of Title VII and Section 1981 rights.” This lawsuit alleged that Sanderson Farms, in its capacity as an employer, had “engaged in (and continues to engage in) a pattern and practice of intentional unlawful employment discrimination and intentional unlawful employment practices at its plants, locations, off-premises work sites, offices, and facilities in Pike County, Mississippi...in violation of Title VII of the Civil Rights Act of 1964 (as amended)... .” The action further alleged that “Sanderson Farms has willfully, deliberately, intentionally, and with malice deprived black workers in its employ of the full and equal benefits of all laws in violation of the Civil Rights Act.. .” On June 6, 2003, thirteen additional plaintiffs joined in the pending lawsuit by the filing of a First Amended Complaint. This brought the total number of plaintiffs to 87.
     The plaintiffs in this lawsuit sought among other things, back pay and other compensation in the amount of $500,000 each and unspecified punitive damages. The Company aggressively defended the lawsuit. The Company has a policy of zero tolerance for discrimination of any type, and preliminarily investigated the complaints alleged in this lawsuit when they were brought as EEOC charges. This investigation substantiated none of the complaints alleged in the lawsuit, and the Company believes the charges were without merit. On July 21, 2003, the Company filed a Motion to Dismiss or, alternatively, Motion for Summary Judgment or Motion for More Definite Statement. On December 17, 2003, the court entered its order denying the Company’s motion for summary judgment, but granting its motion for more definite statement. The court also ordered that the union representing some of the plaintiffs be joined as a defendant. The court gave the plaintiffs until January 26, 2004 to amend their complaint to more specifically set out their claims. Although the Company’s motion to dismiss was denied, the court’s order permitted the Company to refile its dispositive motions after the plaintiffs file an amended complaint. On January 27, 2004, 84 of the 87 plaintiffs filed their Second Amended Complaint. The remaining three plaintiffs voluntarily dismissed their claims. The Company filed its answer to the plaintiffs’ second amended complaint on March 26, 2004, denying any and all liability and setting forth numerous affirmative defenses. On July 1, 2004, the Company filed a Motion to Sever Plaintiffs’ Cases, wherein the Company requested that the court sever the pending lawsuit with 84 plaintiffs into 84 separate lawsuits, one for each plaintiff. The Company asserted in its motion that this relief should be granted because the 84 cases are too dissimilar and were misjoined. The Company further asserted that it would be prejudiced by being subjected to one common trial for all 84 plaintiffs, rather than separate trials for each plaintiff. On August 26, 2004, the Court issued its order severing this case into six separate causes of action, with the plaintiffs divided into six groups based on their job classifications. On October 12, 2004, the plaintiffs filed new complaints for each of the six severed cases, which the Company answered on November 24, 2004. A case management conference for each of the six cases was held on December 28, 2004, during which various procedural issues related to discovery were settled. On September 28, 2005, the Company filed a Motion for a Pre-Trial conference seeking to preclude the plaintiffs from utilizing a “pattern and practice” method of proof. This method of proof is typically reserved for class action cases, or cases brought by the government. The plaintiffs had indicated their intention to use this method of proof in the pleadings and discovery requests filed up to the date of the Company’s motion. On October 26, 2005, the court entered an order ruling that the plaintiffs would not be permitted to use the “pattern and practice” method of proof.
     Three of the six cases or groups of plaintiffs (live-haul drivers, chicken catchers and forklift drivers) had been originally set for consecutive trials beginning on September 18, 2006. After discovery for those three cases ended on June 23, 2006, the Court continued the trials for the chicken catchers and forklift drivers. No trial date was set for those two cases, or any of the cases other than the trial for live-drivers on September 18, 2006. The Company filed Motions for Summary Judgment on each of the plaintiffs’ claims on July 7, 2006, in which the Company asked the Court to rule in its favor in the three cases originally set for trial on September 18, 2006. In conjunction with its Motions for Summary Judgment on plaintiffs’ claims, the Company filed a Motion for Separate Trials, or in the Alternative, for Further Severance of Plaintiffs. For the live-haul driver plaintiffs whose claims the Court may have allowed to proceed to trial on September 18, 2006, this motion asked the Court to conduct separate trials for each plaintiff rather than allow the plaintiffs to try all of their claims together at one trial or, alternatively, to conduct trials with smaller groups of plaintiffs. As it did in its Motion to Sever previously filed with Court at the beginning of discovery, the Company asserted in the motion that it would be prejudiced by being subjected to one common trial, rather than separate trials for each plaintiff.
     The Court granted the Company’s Motion for Separate Trial, and ordered plaintiff Perry White to trial on September 25, 2006. With respect to the motion for summary judgment filed by the Company on Perry White’s claims, the Court granted the motion with respect to all of Mr. White’s claims, except his claim of disparate treatment regarding his termination. Prior to the commencement of trial on that claim, the parties reached a global settlement agreement on all claims of all plaintiffs for an amount well within the Company’s insurance coverage for such matters. The parties are in the process of executing the necessary documents to complete the settlement. The Company’s insurer reimbursed the Company for the settlement amount, therefore, the settlement did not affect the Company’s financial position or operating results.
     On June 6, 2006, Annie Collins, a former employee of the processing division subsidiary, on behalf of herself and as representative of “a class of individuals who are similarly situated and who have suffered the same or similar damages” filed a Complaint against the Company’s processing and production subsidiaries in the United States District Court for the Eastern District of Louisiana. Since the filing of the Complaint, at least 2,930 individuals purportedly have given their consent to be a party plaintiff to this action.
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
     On July 24, 2006, plaintiffs filed a Motion for Protective Order, Sanctions and a Corrective Notice related to a letter the Company sent to all employees concerning the donning and doffing issue. The letter informed employees that, among other things, the Company was in negotiations with the Department of Labor about any adjustment to its pay practices and its calculations of any back pay obligations. The Company responded to the plaintiffs’ motion and filed a Motion to Stay Proceedings Pending Conciliation Efforts with the Department of Labor. On July 25, 2006, plaintiffs responded to the Company’s motion, which is still pending. On July 31, 2006, the Company filed its Answer to the plaintiffs’ Complaint.

     On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action nearly identical to the one described above in the United States of District Court for the Eastern District of Louisiana. No notice that any other employees have given their consent to be a party plaintiff to this action has been received to date. The Company will vigorously defend the donning and doffing litigation.
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
QUARTERLY FINANCIAL DATA

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter(1)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$236,203	$239,082	$280,976	$291,669
Gross profit (loss)	(651)	(12,098)	15,244	21,997
Net income (loss)	(8,606)	(16,649)	3,289	10,465
Diluted earnings (loss) per share	$(.43)	$(.83)	$.16	$.52

	Fiscal Year 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$243,638	$270,077	$277,011	$262,466
Gross profit	29,535	59,197	57,346	33,437
Net income	10,041	26,520	24,022	10,055
Diluted earnings per share	$.50	$1.32	$1.19	$.50

(1)	Net income for the fourth quarter reflects the recognition of other income of $3.6 million, or $.11 per share net of income taxes, in insurance proceeds resulting from the Company’s claim for business interruption losses caused by Hurricane Katrina. Net income for the third and fourth quarter of fiscal 2006 also reflects a tax benefit of $2.1 and $.5 million from federal income tax credits related to Hurricane Katrina.

(2)	During the fourth quarter of fiscal 2005, the Company was negatively impacted by Hurricane Katrina and had an estimated reduction in its gross profit during the fourth quarter of $7.9 million related to the storm.
Sanderson Farms, Inc. and Subsidiaries

Valuation and Qualifying Accounts
Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period
	(In Thousands)
Year ended October 31, 2006
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$749	$480		$335	$894
Year ended October 31, 2005
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,555	$1,063		$1,869	$749
Year ended October 31, 2004
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,390	$165		$0	$1,555

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
     As of October 31, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2006. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment we have concluded that, as of October 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on management’s assessment of the Company’s internal control over financial reporting as of October 31, 2006.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sanderson Farms, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Sanderson Farms, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006 of Sanderson Farms, Inc. and subsidiaries and our report dated December 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 27, 2006
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
     The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose members are John H. Baker, III, John Bierbusse, Phil K. Livingston, Gail J. Pittman, Charles W. Ritter, Jr. (Chairman) and Donald W. Zacharias. All members of the audit committee are independent directors under the listing standards of the National Association of Securities Dealers. The Registrant’s Board of Directors has determined that Phil K. Livingston and John Bierbusse are audit committee financial experts.
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
     The following table provides information as of October 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding options to purchase the Company’s common stock were issued under the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002. That plan has been superceded by the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005. No further options or other awards may be granted under the Stock Option Plan. There are 2,250,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

			(c) Number of
			securities remaining
	(a) Number of		available for future
	securities to be issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and	warrants and	reflected in column
Plan category(1)	rights(2)	rights(2)	(a)(3)
Equity compensation plans approved by security holders	188,543	$11.66	665,866
Equity compensation plans not approved by security holders	0	0	0

Total	188,543	$11.66	665,866

(1)	The table above does not include information concerning the Registrant’s Phantom Stock Agreements dated April 21, 2000 with certain of its executive officers and key employees. These agreements permit the respective holders to claim a cash award from the Registrant at specified times prior to April 21, 2010, equal to a number of shares selected by the holder, but not exceeding in the aggregate the number of shares specified in the agreement, multiplied by the difference between the market value of a share of the Registrant’s common stock at that time and $4.9817. The Company has the option to issue shares of its common stock in lieu of the cash payable to a phantom stock holder upon the exercise of such holder’s phantom stock. Because the value of a share of phantom stock upon conversion depends on the value of the Registrant’s common stock on the conversion date, the number of shares of the Registrant’s common stock that would be issuable upon conversion of the outstanding phantom stock in lieu of a cash payment, should the Registrant exercise its option to issue shares in lieu of paying cash, cannot be determined. Information concerning the amount of the Registrant’s phantom stock awards is contained in the Registrant’s revised definitive proxy statement on Schedule 14A filed on January 28, 2002.

(2)	These columns do not reflect the 354,000 and 49,050 shares of restricted stock issued to participants in the Stock Incentive Plan in fiscal 2005 and 2006, respectively, nor the 55,010 shares of restricted stock purchased by or issued to participants under the management stock purchase plan provisions of the Stock Incentive Plan or the purchase prices therefor.

(3)	Represents shares available for issuance under the Stock Incentive Plan.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2006 and 2005
Consolidated Statements of Operations — Years ended October 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows — Years ended October 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements — October 31, 2006
(a)2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
(a) 3. EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

Exhibit
Number	Description
3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5 +	Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates, amended and restated effective November 1, 1997. (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.6 +	Amendment One dated October 22, 2002 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.7 +	Amendment Two dated December 2, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.8 +	Amendment Three dated February 11, 2004 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K

Exhibit
Number	Description
for the year ended October 31, 2005.)

10.9 +	Amendment Four dated January 1, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.10 +	Amendment Five dated March 28, 2005 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.11+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.12 +	Sanderson Farms, Inc. and Affiliates Stock Option Plan. (Amended and Restated as of February 28, 2002). (Incorporated by reference to Exhibit 4.8 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.13 +	Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.14 +	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2005. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed February 28, 2006.)

10.15 +	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.16 +	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.17 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.18 +	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.19 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.20 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.21 +	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.22+*	Form of Performance Share Agreement between Registrant and its officers and

Exhibit
Number	Description
employees who are granted performance shares.

10.23	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.24	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.25	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.26	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.27	Credit Agreement dated as of July 31, 1996 among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank, Atlanta; Deposit Guaranty National Bank; Caisse National de Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10-N to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 1996.)

10.28	First Amendment to Credit Agreement, dated as of October 23, 1997, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.29	Second Amendment to Credit Agreement, dated as of July 23, 1998, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.30	Third Amendment to Credit Agreement, dated as of July 29, 1999, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; First American National Bank, D/B/A Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.31	Fourth Amendment to Credit Agreement, dated as of March 17, 2000, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.32	Fifth Amendment to Credit Agreement, dated as of February 16, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.33	Sixth Amendment to Credit Agreement dated as of July 2, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent;

Exhibit
Number	Description
SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10d to the Quarterly Report of the Registrant for the quarter ended January 31, 2002.)

10.34	Seventh Amendment to Credit Agreement dated as of July 29, 2002, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 2002.)

10.35	Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.36	Ninth Amendment dated May 18, 2004 to Credit Agreement dated as of July 31, 1996, as amended, among Sanderson Farms, Inc., Harris Trust and Savings Bank, as agent for the Banks, and Harris Trust and Savings Bank, Sun Trust Bank, AmSouth Bank and Trustmark National Bank. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.)

10.37	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated April 22, 1999.)

10.38	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.39	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.40	Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.41	Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.42	Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.43	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.44	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

Exhibit
Number	Description
10.45	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.46	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.47	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.48	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.49	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
(b) Agreements Available Upon Request by the Commission.
The Registrant’s credit agreement with the banks for which Harris N.A. acts as agent is filed or incorporated by reference as an exhibit to this report. The Registrant is a party to various other agreements defining the rights of holders of long-term debt of the Registrant, but, of those other agreements, no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Registrant will furnish a copy of any such agreement to the Commission. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b)(4)(iii) of Regulation S-K.
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

Date: December 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/29/06	/s/ Beverly Wade Hogan	12/29/06

Joe F. Sanderson, Jr.,		Beverly Wade Hogan,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Director

/s/John H. Baker, III,	12/29/06	/s/ Phil K. Livingston	12/29/06

John H. Baker, III,		Phil K. Livingston,
Director		Director

/s/ John Bierbusse	12/29/06	/s/Gail Jones Pittman	12/29/06

John Bierbusse,		Gail Jones Pittman,
Director		Director

/s/ Lampkin Butts	12/29/06	/s/ Charles W. Ritter, Jr.	12/29/06

Lampkin Butts,		Charles W. Ritter, Jr.,
Director, President and Chief Operating Officer		Director

/s/ D. Michael Cockrell	12/29/06	/s/Rowan Taylor	12/29/06

D. Michael Cockrell,		Rowan Taylor,
Director, Treasurer and Chief Financial Officer		Director

/s/ James A. Grimes	12/29/06	/s/ Donald W. Zacharias	12/29/06

James A. Grimes,		Donald W. Zacharias,
Secretary and Chief Accounting Officer (Principal Accounting Officer)		Director

EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5 +	Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates, amended and restated effective November 1, 1997. (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.6 +	Amendment One dated October 22, 2002 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.7 +	Amendment Two dated December 2, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.7

Exhibit
Number	Description
filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.8 +	Amendment Three dated February 11, 2004 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.9 +	Amendment Four dated January 1, 2003 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.10 +	Amendment Five dated March 28, 2005 to the Employee Stock Ownership Plan and Trust Agreement of Sanderson Farms, Inc. and Affiliates. (Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2005.)

10.11+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.12 +	Sanderson Farms, Inc. and Affiliates Stock Option Plan. (Amended and Restated as of February 28, 2002). (Incorporated by reference to Exhibit 4.8 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.13 +	Form of Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 4.9 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

10.14 +	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2005. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed February 28, 2006.)

10.15 +	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.16 +	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.17 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.18 +	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.19 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.20 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.21 +	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.22+*	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares.

10.23	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report

Exhibit
Number	Description
on Form 10-K for the year ended October 31, 1990.)

10.24	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.25	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.26	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.27	Credit Agreement dated as of July 31, 1996 among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank, Atlanta; Deposit Guaranty National Bank; Caisse National de Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10-N to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 1996.)

10.28	First Amendment to Credit Agreement, dated as of October 23, 1997, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.29	Second Amendment to Credit Agreement, dated as of July 23, 1998, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.30	Third Amendment to Credit Agreement, dated as of July 29, 1999, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; First American National Bank, D/B/A Deposit Guaranty National Bank; Caisse Nationale De Credit Agricole, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.31	Fourth Amendment to Credit Agreement, dated as of March 17, 2000, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.32	Fifth Amendment to Credit Agreement, dated as of February 16, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

10.33	Sixth Amendment to Credit Agreement dated as of July 2, 2001, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; Credit Agricole Indosuez, Chicago Branch; and Trustmark National Bank. (Incorporated by reference to Exhibit 10d to the Quarterly Report of the Registrant for the quarter ended January 31, 2002.)

10.34	Seventh Amendment to Credit Agreement dated as of July 29, 2002, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, Individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report of the Registrant for the quarter ended July 31, 2002.)

Exhibit
Number	Description
10.35	Eighth Amendment to Credit Agreement dated as of July 31, 2003, by and among Sanderson Farms, Inc.; Harris Trust and Savings Bank, individually and as Agent; SunTrust Bank; AmSouth Bank; and Trustmark National Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.36	Ninth Amendment dated May 18, 2004 to Credit Agreement dated as of July 31, 1996, as amended, among Sanderson Farms, Inc., Harris Trust and Savings Bank, as agent for the Banks, and Harris Trust and Savings Bank, Sun Trust Bank, AmSouth Bank and Trustmark National Bank. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.)

10.37	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated April 22, 1999.)

10.38	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.39	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.40	Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.41	Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.42	Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.43	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.44	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.45	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.46	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.47	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

Exhibit
Number	Description
10.48	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.49	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.