Form 10-Q
period 2007-01-31
SANDERSON FARMS INC
filed 2007-02-27
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Large Accelerated filer ☐   Acclerated filer ☑   Non-accelerated filer ☐
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share: Par Value shares 20,109,009 outstanding as of January 31, 2007.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—January 31, 2007 and October 31, 2006

Condensed consolidated statements of operations—Three months ended January 31, 2007 and 2006

Condensed consolidated statements of cash flows—Three months ended January 31, 2007 and 2006

Notes to condensed consolidated financial statements—January 31, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2007	2006
	(Unaudited)	(Note 1)
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$906	$7,396
Accounts receivable, net	53,170	40,930
Refundable income taxes	17,199	14,402
Inventories	104,632	96,490
Prepaid expenses and other current assets	16,429	13,179

Total current assets	192,336	172,397
Property, plant and equipment	605,353	573,422
Less accumulated depreciation	(270,236)	(263,112)

	335,117	310,310
Other assets	2,145	2,360

Total assets	$529,598	$485,067

Current liabilities:
Accounts payable and accrued expenses	$71,698	$55,081
Current maturities of long-term debt	4,440	4,433

Total current liabilities	76,138	59,514
Long-term debt, less current maturities	111,933	77,078
Claims payable	3,200	3,200
Deferred income taxes	13,930	16,935
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,109,009 and 20,094,571 at January 31, 2007 and October 31, 2006, respectively	20,109	20,095
Paid-in capital	18,540	17,181
Retained earnings	285,748	291,064

Total stockholders’ equity	324,397	328,340

Total liabilities and stockholders’ equity	$529,598	$485,067

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	January 31,
	2007	2006
	(In thousands)

Net sales	$292,711	$236,203
Cost and expenses:
Cost of sales	283,673	236,854
Selling, general and administrative	12,467	13,384

	296,140	250,238

OPERATING LOSS	(3,429)	(14,035)
Other income (expense):
Interest income	46	124
Interest expense	(1,220)	(76)
Other	4	39

	(1,170)	87

LOSS BEFORE INCOME TAXES	(4,599)	(13,948)
Income tax benefit	(1,750)	(5,342)

NET LOSS	$(2,849)	$(8,606)

Loss per share:
Basic	$(.14)	$(.43)

Diluted	$(.14)	$(.43)

Dividends per share	$.12	$.12

Weighted average shares outstanding:
Basic	20,103	20,064

Diluted	20,103	20,064

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2007	2006
	(In thousands)
Operating activities
Net loss	$(2,849)	$(8,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,287	6,461
Non-cash stock compensation	754	726
Change in assets and liabilities:
Accounts receivable, net	(12,240)	(2,712)
Receivable from insurance companies	0	1,998
Inventories	(8,142)	(5,098)
Other assets	(8,905)	(5,473)
Accounts payable, accrued expenses and other liabilities	14,150	(7,959)

Total adjustments	(6,096)	(12,057)

Net cash used in operating activities	(8,945)	(20,663)
Investing activities
Capital expenditures	(33,380)	(22,819)
Net proceeds from sale of property and equipment	354	598

Net cash used in investing activities	(33,026)	(22,221)
Financing activities
Principal payments on long-term debt	(138)	(131)
Net borrowings from revolving line of credit	35,000	10,000
Net proceeds from issuance of common stock (14,438 shares in 2007 and 37,765 shares in 2006)	488	621
Tax benefit on exercised stock options	131	27

Net cash provided by financing activities	35,481	10,517

Net change in cash and cash equivalents	(6,490)	(32,367)
Cash and cash equivalents at beginning of period	7,396	34,616

Cash and cash equivalents at end of period	$906	$2,249

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,467)	$(2,452)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2007
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.
The consolidated balance sheet at October 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2006.
The condensed consolidated statement of operations, for the three months ended January 31, 2006, include a reclassification of certain expenses to cost of sales from net sales, in order to conform with the classification in the current periods. The reclassification to cost of sales from net sales were $14.1 million during the three months ended January 31, 2006.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31,	October 31,
	2007	2006
	(In thousands)

Live poultry-broilers and breeders	$61,043	$53,011
Feed, eggs and other	17,129	13,840
Processed poultry	15,510	18,102
Processed food	6,013	6,492
Packaging materials	4,937	5,045

	$104,632	$96,490

NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of our October 31, 2006 audited financial statements for further information on our employee benefit plans and stock compensation plans. Total stock based compensation expense applicable to the Company’s restricted stock grants for the three months ended January 31, 2007 and January 31, 2006 was $754,000 and $726,000, respectively.
During the three months ended January 31, 2007, participants in the Company’s Management Share Purchase Plan purchased a total of 4,700 shares of restricted stock at an average price of $30.29 and the Company issued 1,157 matching restricted shares.
During the quarter ended January 31, 2007, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 106,000 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The aggregate target number of shares specified in performance share agreements outstanding as of January 31, 2007 totaled 179,950. No compensation cost was recognized for performance shares during the three months ended January 31, 2007 because achievement of the applicable performance measures is not considered probable.
NOTE 4 — EARNINGS PER SHARE
Basic net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 77,270 and 88,924 common shares for the three months ended January 31, 2007 and January 31, 2006 were excluded from the calculation of diluted net loss per share for the periods because the effect was antidilutive.

NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact the adoption of Interpretation 48 will have on the Company’s consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company’s fiscal year beginning November 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on our financial position, cash flows, and results of operations.
NOTE 6 — OTHER MATTERS
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
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action nearly identical to the one described above. Approximately 3,524 individuals purportedly have given their consent to be a party plaintiff to this and the aforementioned action. Since the filing of these two complaints, six other substantially similar lawsuits were filed in United States District Courts for the Jackson and Hattiesburg divisions of Mississippi. Unlike the two previous suits referenced above, these Complaints are specific to individual processing locations of the subsidiary Corporation. The Company will vigorously defend all donning and doffing litigation.
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three months ended January 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 27, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 23, 2007

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2006.
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
EXECUTIVE OVERVIEW OF RESULTS
The Company’s financial results for the three months ended January 31, 2007 reflect improved market prices for the Company’s poultry products and improved efficiencies at the Company’s poultry complexes in South Georgia and Collins, Mississippi. The improvement in the first quarter of 2007 versus the same period of 2006 is also the result of the negative impact during the first quarter of 2006 on the Company’s Mississippi and Louisiana poultry operations due to the effects of Hurricane Katrina. The South Georgia complex reported a significant increase in the volume of poultry products sold during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 due to the start-up nature of operations during the first quarter of fiscal 2006. The Collins, Mississippi processing facility also increased the pounds of poultry products sold as a result of the conversion of the plant in the first quarter of fiscal 2006 to the big bird deboning market from the chill pack market. That facility was down for one week during the first quarter of fiscal 2006 to allow for the installation of certain equipment required for the conversion of the facility to big bird deboning market. However, the effect of the improvements in market prices for the Company’s poultry products and increased efficiencies were negatively impacted by an increase in the cost of corn during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. The market price for corn, which has been higher in part because of increased demand from Ethanol producers, is expected to remain high and volatile at least through the end of the Company’s 2007 fiscal year. The Company expects its feed grain costs will be significantly higher in fiscal 2007 than fiscal 2006.
RESULTS OF OPERATIONS
Net sales for the three months ended January 31, 2007 were $292.7 million as compared to $236.2 million for the same three months ended January 31, 2006, an increase of $56.5 million or 23.9%. The increase in net sales during the first quarter of fiscal 2007 reflects a 24.4% increase in the pounds of poultry products sold and a 22.4% increase in the pounds of prepared food products sold. The additional pounds of poultry products sold can be attributed to the new complex in South Georgia, which began operations during the fourth quarter of fiscal 2005 and was ramping up production during the first quarter of fiscal 2006, and increased pounds of products sold at the Collins, Mississippi processing plant, which was down for one week during the first quarter of fiscal 2006 to allow for the conversion to serve the big bird market from the chill pack market. The Company also sold fewer pounds during the first quarter of fiscal 2006 due to the destruction of inventories during Hurricane Katrina that would have been available for sale during the first quarter of fiscal 2006. In addition, the disruption of shipping caused by Hurricane Katrina and sluggish demand resulting from the appearance of H5N1 in certain countries in Asia and Europe during the first quarter of fiscal 2006 postponed the sale of certain export products until later in fiscal 2006. These export products have a lower average sales price than the products sold on the domestic markets. Market prices for boneless breast, tenders, wings and leg quarters were 12.9%, 16.1%, 23.7% and 21.4% higher during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, respectively, while a simple average of the Georgia dock prices for whole birds decreased 1.7%. The improvement in the overall market prices for poultry products resulted from a comparative oversupply of poultry products during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2007 due to sluggish demand for poultry products in the domestic and export markets which resulted in part from the appearance of H5N1 in certain countries of Asia and Europe. Net sales of prepared food products increased $6.2 million, or 20.8% during the three months ended January 31, 2007 as compared to the three months ended January 31, 2006.
Cost of sales for the three months ended January 31, 2007, were $283.7 million, an increase of $46.8 million, or 19.8% as compared to the same three months ended January 31, 2006. Cost of sales of the Company’s poultry products increased $42.7 million, or 20.3%. The increase in the cost of sales of the Company’s poultry products resulted from an increase in the pounds of poultry products sold of 24.4% and an increase in the average cost of feed in flocks sold of 15.4%. These increases were partially offset by increased efficiencies at the Company’s facilities in South Georgia and Collins, Mississippi and the negative impact of Hurricane Katrina of $3.0 million on the Company’s Mississippi and Louisiana operations during the first quarter of fiscal 2006. In addition, the impact of Hurricane Katrina and the appearance of H5N1 avian influenza in certain countries of Asia and Europe during the first quarter of fiscal 2006 resulted in fewer pounds sold of leg quarters and chicken paws to some export markets. These products have a lower average cost of sales than the Company’s average sale price of poultry products. As previously mentioned, the Company’s cost of sales was negatively impacted by an increase in the cost of feed grains during the first three months of fiscal 2007 as compared to the same period of fiscal 2006. A simple average of the Company’s cost of corn during the first quarter of fiscal 2007 as compared to the first quarter during fiscal 2006 reflects an increase of 57.4%, while soybean meal prices remained flat. The Company’s cost of sales was also higher during the quarter due to an increase in the pounds of prepared food products sold of 22.4%. The Company’s prepared food products have a higher average cost of sales per pound than the Company’s poultry products. Cost of sales of prepared food products increased $4.1 million or 15.4%.
Selling, general and administrative costs for the three months ended January 31, 2007 were $12.5 million as compared to $13.4 million during the three months ended January 31, 2006. The decrease in selling, general and administrative costs for the first quarter of $917,000 resulted from lower advertising expenditures, partially offset by $297,000 in start up costs related to the new complex in Waco, Texas, which will begin operations during the fourth quarter of fiscal 2007. The Company did not incur any start up costs during fiscal 2006. The Company expects start-up costs related to the new complex in Waco, Texas to be approximately $1.5 and $2.3 million, respectively, for the second and third quarters of fiscal 2007.
For the three months ended January 31, 2007, the Company reported an operating loss of $3.4 million as compared to an operating loss of $14.0 million for the three months ended January 31, 2006. The improvement of $10.6 million during the first three months of 2007 resulted from the improved market prices of poultry products and increased efficiencies at the Company’s poultry facilities in South Georgia and Collins, Mississippi, and the negative impact during 2006 of approximately $3.0 million from Hurricane Katrina on the Company’s Mississippi and Louisiana facilities. The estimated loss of $3.0 million during fiscal 2006 from Hurricane Katrina resulted from unrecognized lost profits and certain expenses that were the direct result of the Company’s efforts to minimize the effect of Hurricane Katrina. The Company did not experience a loss from Hurricane Katrina during its second and third quarters of fiscal 2006.
Interest expense during the three months ended January 31, 2007 was $1.2 million as compared to $76,000 during the three months ended January 31, 2006. The increase in interest expense resulted from higher outstanding debt and higher interest rates during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, partially offset by the capitalization of interest for the construction of the new complex in Waco, Texas. The Company capitalized $423,000 of interest costs for the new complex in Waco, Texas during the first quarter of fiscal 2007 and capitalized $226,000 of interest costs related to the construction of the new general offices in Laurel, Mississippi and the new feed mill in Collins, Mississippi during the first quarter of fiscal 2006. The Company expects interest expense during the remainder of fiscal 2007 to be higher than interest expense during the same periods of fiscal 2006.
The Company’s effective tax rate for the three months ended January 31, 2007 was 38.0% compared to 38.3% for the three months ended January 31, 2006. The 2006 effective tax rate differs from the statutory federal rate due to state income taxes and certain nondeductible expenses for federal income tax purposes. The 2007 effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and the benefit of certain federal income tax credits available as the result of the impact of Hurricane Katrina on the Company. The Company’s actual effective rate for the year ended October 31, 2007 may differ from the current estimates based on the results of operations for the remainder of fiscal 2007 and final determination of the income tax credits available to the Company.
The Company’s net loss was $2.8 million or $.14 per share for the first quarter of fiscal 2007 as compared to a net loss for the first quarter of fiscal 2006 of $8.6 million, or $.43 per share. During the first quarter of fiscal 2006 the Company incurred certain expenses and lost profits of $3.0 million before income taxes from Hurricane Katrina.
Liquidity and Capital Resources
The Company’s working capital at January 31, 2007 was $116.2 million and its current ratio was 2.5 to 1. This compares to working capital of $112.9 million and a current ratio of 2.9 to 1 as of October 31, 2006. During the three months ended January 31, 2007, the Company spent approximately $33.4 million on planned capital projects, of which $26.2 million pertains to the construction of the new complex in Waco, Texas and expansion of the Robertson County, Texas feed mill.
The Company’s capital budget for fiscal 2007 is approximately $102.6 million at January 31, 2007, and will be funded by cash on hand, internally generated working capital, cash flows from operations and available credit. The Company has $140.0 million available under its revolving line of credit at January 31, 2007. The fiscal 2007 capital budget includes approximately $3.3 million in operating leases, $73.5 million to complete construction of the new poultry complex in Waco, Texas and expansion of the Robertson County, Texas feed mill and $2.7 million to renovate the corporate technical lab in Laurel, Mississippi. Without operating leases, the new poultry complex in Waco, Texas, expansion of the feed mill in Robertson County, Texas and the new lab in Laurel, Mississippi, the Company’s capital budget for fiscal 2007 would be $23.1 million.
On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas had been selected for construction of a new poultry processing plant, wastewater treatment facility and hatchery. Sanderson Farms will also expand its feed mill in Robertson County, Texas to satisfy the live production needs associated with the new complex. The Company invested $15.2 million in this facility during fiscal 2006, and expects to invest approximately $73.5 million in the new complex during fiscal 2007.

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
     Contingencies
     The Company is a party to a number of legal proceedings as discussed in Note 6 of our unaudited quarterly condensed consolidated financial statements filed with this report. We recognize the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cases cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determination of these legal proceedings.
     New Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact the adoption of Interpretation 48 will have on the Company’s consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company’s fiscal year beginning November 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on our financial position, cash flows, and results of operations.
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
     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2007. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2007. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action nearly identical to the one described above. Approximately 3,524 individuals purportedly have given their consent to be a party plaintiff to this and the aforementioned action. Since the filing of these two complaints, six other substantially similar lawsuits were filed in United States District Courts for the Jackson and Hattiesburg divisions of Mississippi. Unlike the two previous suits referenced above, these Complaints are specific to individual processing locations of the subsidiary Corporation. The Company will vigorously defend all donning and doffing litigation.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2006.
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
     Exhibit 10.1 Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.22 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006.)
     Exhibit 10.2 Sanderson Farms, Inc. Bonus Award Program effective November 1, 2006. (Incorporated by reference to Exhibit 10 filed with the Registrant’s current report on Form 8-K on January 29, 2007.)
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

SANDERSON FARMS, INC.
(Registrant)

Date: February 27, 2007	By:	/s/ D. Michael Cockrell
Treasurer and Chief
Financial Officer

Date: February 27, 2007	By:	/s/ James A. Grimes
Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.22 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006.)

10.2	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2006. (Incorporated by reference to Exhibit 10 filed with the Registrant’s current report on Form 8-K on January 29, 2007.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.