Form 10-Q
period 2007-04-30
SANDERSON FARMS INC
filed 2007-05-24
CIK 812128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Per Share: Par Value shares 20,131,758 outstanding as of April 30, 2007.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets—April 30, 2007 and October 31, 2006
Condensed consolidated statements of operations—Three and six months ended April 30, 2007 and 2006
Condensed consolidated statements of cash flows– Six months ended April 30, 2007 and 2006
Notes to condensed consolidated financial statements—April 30, 2007
Report of Independent Registered Public Accounting Firm
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
Ex-10.2 Form of Agreement between Registrant and its Non-Employee Directors Who Particpate in its Management Share Purchase Plan, As Amended
Ex-10.3 Form of Agreement between Registrant and its Officers and Employees Who Participate in its Management Share Purchase Plan, As Amended
Ex-10.4 Form of Restricted Stock Agreement between the Registrant and its Non-Employee Directors Who Are Granted Restricted Stock, As Amended
Ex-15 Accountants' Letter
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2007	2006
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$14,554	$7,396
Accounts receivable, net	61,912	40,930
Refundable income taxes	0	14,402
Inventories	115,497	96,490
Prepaid expenses and other current assets	15,581	13,179

Total current assets	207,544	172,397
Property, plant and equipment	636,627	573,422
Less accumulated depreciation	(275,840)	(263,112)

	360,787	310,310
Other assets	2,320	2,360

Total assets	$570,651	$485,067

Current liabilities:
Accounts payable and accrued expenses	$65,863	$55,081
Current maturities of long-term debt	4,440	4,433

Total current liabilities	70,303	59,514
Long-term debt, less current maturities	131,933	77,078
Claims payable	3,200	3,200
Deferred income taxes	14,830	16,935
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares – 20,131,758 and 20,094,571 at April 30, 2007 and October 31, 2006, respectively	20,132	20,095
Paid-in capital	20,045	17,181
Retained earnings	310,208	291,064

Total stockholders’ equity	350,385	328,340

Total liabilities and stockholders’ equity	$570,651	$485,067

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net sales	$360,471	$239,082	$653,182	$475,285
Cost and expenses:
Cost of sales	303,764	251,180	587,437	488,034
Selling, general and administrative	12,988	14,367	25,455	27,751

	316,752	265,547	612,892	515,785

OPERATING INCOME (LOSS)	43,719	(26,465)	40,290	(40,500)
Other income (expense):
Interest income	61	25	107	149
Interest expense	(1,266)	(560)	(2,486)	(636)
Other	7	15	11	54

	(1,198)	(520)	(2,368)	(433)

INCOME (LOSS) BEFORE INCOME TAXES	42,521	(26,985)	37,922	(40,933)
Income tax expense (benefit)	15,590	(10,336)	13,840	(15,678)

NET INCOME (LOSS)	$26,931	$(16,649)	$24,082	$(25,255)

Earnings (loss) per share:
Basic	$1.34	$(.83)	$1.20	$(1.26)

Diluted	$1.33	$(.83)	$1.19	$(1.26)

Dividends per share	$.12	$.12	$.24	$.24

Weighted average shares outstanding:
Basic	20,120	20,067	20,111	20,066

Diluted	20,267	20,067	20,223	20,066

See notes to condensed consolidated financial statements.

\

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30,
	2007	2006
	(In thousands)
Operating activities
Net Income (loss)	$24,082	$(25,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,658	14,637
Non-cash stock compensation	1,665	1,459
Change in assets and liabilities:
Accounts receivable, net	(20,982)	521
Receivable from insurance companies	0	9,058
Inventories	(19,007)	(5,961)
Other assets	11,905	(4,431)
Accounts payable, accrued expenses and other liabilities	6,205	(30,361)

Total adjustments	(3,556)	(15,078)

Net cash provided by (used in) operating activities	20,526	(40,333)
Investing activities
Capital expenditures	(67,400)	(46,807)
Net proceeds from sale of property and equipment	401	674

Net cash used in investing activities	(66,999)	(46,133)
Financing activities
Principal payments on long-term debt	(138)	(131)
Net borrowings from revolving line of credit	55,000	10,000
Proceeds from long-term borrowings	0	50,000
Net proceeds from issuance of common stock (37,187 shares in 2007 and 30,769 shares in 2006)	905	648
Tax benefit on exercised stock options	331	27
Dividends paid	(2,467)	(2,457)

Net cash provided by financing activities	53,631	58,087

Net change in cash and cash equivalents	7,158	(28,379)
Cash and cash equivalents at beginning of period	7,396	34,616

Cash and cash equivalents at end of period	$14,554	$6,237

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,471)	$(2,453)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2007
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.
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
The condensed consolidated statements of operations, for the three and six months ended April 30, 2006, include a reclassification of certain expenses to cost of sales from net sales, in order to conform with the classification in the current periods. The reclassification to cost of sales from net sales was $14.0 million and $28.1 million, respectively, during the three and six months ended April 30, 2006.
NOTE 2 — INVENTORIES
Inventories consisted of the following:

	April 30,	October 31,
	2007	2006
	(In thousands)
Live poultry-broilers and breeders	$67,873	$53,011
Feed, eggs and other	15,873	13,840
Processed poultry	18,845	18,102
Processed food	7,821	6,492
Packaging materials	5,085	5,045

	$115,497	$96,490

NOTE 3 — STOCK COMPENSATION PLANS
Refer to Note 9 of our October 31, 2006 audited financial statements for further information on our employee benefit plans and stock compensation plans. Total stock based compensation expense applicable to the Company’s restricted stock grants for the six months ended April 30, 2007 and April 30, 2006 was $1,665,000 and $1,459,000 respectively.
During the six months ended April 30, 2007, participants in the Company’s Management Share Purchase Plan purchased a total of 9,135 shares of restricted stock at an average price of $33.57 and the Company issued 2,253 matching restricted shares.
During the quarter ended April 30, 2007, the Company granted 15,000 shares of restricted stock to certain directors. The restricted stock had a grant date fair value of $33.70 per share and vests three years from the date of grant.
During the quarter ended January 31, 2007, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 106,000 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The aggregate target number of shares specified in performance share agreements outstanding as of April 30, 2007 totaled 179,950. No compensation cost was recognized for performance shares during the three and six months ended April 30, 2007 because achievement of the applicable performance measures is not considered probable.
NOTE 4 — EARNINGS PER SHARE
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 71,618 and 80,271 common shares for the three and six months ended April 30, 2006 were excluded from the calculation of diluted net loss per share for the periods because the effect was antidilutive. Restricted stock and employee stock options representing 146,668 and 111,969 common shares for the three and six months ended April 30, 2007 are included in the calculation of diluted net income per share, respectively.
NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS
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
On July 31, 2006, following various procedural motions, the Company filed its Answer to the plaintiffs’ Complaint.
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action nearly identical to the one described above. Approximately 3,700 individuals purportedly have given their consent to be a party plaintiff to this and the aforementioned actions. Since the filing of these two complaints, six other substantially similar lawsuits were filed in United States District Courts for the Jackson and Hattiesburg divisions of the Southern District of Mississippi. Unlike the two previous suits referenced above, these Complaints are specific to individual processing locations of the subsidiary Corporation.
On March 26, 2007, the parties filed a Joint Motion for Preliminary Approval of Collection Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel. On April 11, 2007, the Court denied the joint motion on two grounds: (1) The motion was premature because no motion to certify a collective action had been filed in the case, and (2) certain contingencies contained in the settlement agreement gave rise to concerns about whether the settlement agreement was in accordance with the Fair Labor Standards Act. The parties filed a Joint Motion for Reconsideration of this order of the Court, which was granted in part and denied in part by order dated May 3, 2007. In the order, the Court stated it would permit notice to the class to proceed. The Court also stated that if certain contingencies agreed to by the parties in the settlement agreement concerning class participation are met, it will consider the reasonableness of the proposed settlement at a fairness hearing. This hearing will take place after the August 1, 2007 deadline the Court has set for class members to opt in to the lawsuit. The parties have agreed to proceed in this manner, and the Court has authorized the distribution of notice to the class.
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
May 23, 2007

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
     On April 27, 2007, the Company amended its revolving credit facility to, among other things, change the covenant requiring a minimum debt to total capitalization ratio to 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million from $200.0 million and extend the expiration date until April 1, 2012. As of April 30, 2007, the Company was in compliance with all covenants and had $145.0 million available to borrow under the revolving credit facility.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s financial results for the three and six months ended April 30, 2007 reflect significant improvement in market prices for the Company’s poultry products and improved efficiencies at the Company’s poultry complexes in South Georgia and Collins, Mississippi. The improvement in the first half of fiscal 2007 over the first half of fiscal 2006 is also the result of the negative impact during the first quarter of fiscal 2006 on the Company’s Mississippi and Louisiana poultry operations due to the effects of Hurricane Katrina. The South Georgia complex reported a significant increase in the volume of poultry products sold during the three and six months ended April 30, 2007 as compared to the same periods of fiscal 2006 due to the start-up of operations during fiscal 2006. The Collins, Mississippi processing facility also increased the pounds of poultry products sold as a result of the conversion of the plant in the first quarter of fiscal 2006 to the big bird deboning market from the chill pack market. That facility was down for one week during the first quarter of fiscal 2006 to allow for the installation of certain equipment required for the conversion of the facility to the big bird deboning market. The effect of the improvements in market prices for the Company’s poultry products and increased efficiencies were partially offset by an increase in the cost of feed grains during the first half of fiscal 2007 as compared to the first half of fiscal 2006. The market price for corn, which has been higher in part because of increased demand from ethanol producers, is expected to remain high and volatile at least through the end of the Company’s 2007 fiscal year and into next year. The Company expects its feed grain costs to be approximately $113 million higher in fiscal 2007 than fiscal 2006.
RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal 2007 were $360.5 million as compared to $239.1 million for the second quarter of fiscal 2006, an increase of $121.4 million or 50.8%. The increase in net sales during the second quarter of fiscal 2007 reflects a 9.7% increase in the pounds of poultry products sold and a 37.6% increase in the pounds of prepared food products sold. The additional pounds of poultry products sold can be attributed to the new complex in South Georgia, which began operations during the fourth quarter of fiscal 2005 and was increasing production during the first and second quarters of fiscal 2006, and increased pounds of products sold at the Collins, Mississippi processing plant. The Collins, Mississippi processing plant was converted to supply the big bird deboning market on the first shift during the first quarter of fiscal 2006 from the chill pack market. This resulted in a larger bird weight and increased pounds of product sold. Market prices for boneless breasts, tenders, wings and leg quarters were 49.2%, 86.3%, 47.8% and 125.3% higher during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, respectively. A simple average of the Georgia dock prices for whole birds also showed significant improvement, increasing by 11.9%. The improvement during the second fiscal quarter in the overall market prices for poultry products compared to last year’s second quarter reflects a comparative oversupply of poultry products during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2007 due to sluggish demand for poultry products in the domestic and export markets during 2006, which resulted in part from the appearance of the H5N1 strain of avian flu in certain countries of Asia and Europe. Net sales of prepared food products increased $12.6 million, or 45.2% during the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 due primarily to an increase in sales of raw marinated poultry products.
Net sales for the first six months of fiscal 2007 were $653.2 million as compared to $475.3 million for the first six months of fiscal 2006, an increase of $177.9 million or 37.4%. The increase in net sales during the first six months of fiscal 2007 reflects a 16.7% increase in the pounds of poultry products sold and a 29.9% increase in the pounds of prepared food products sold. The additional pounds of poultry products sold can be attributed to the new complex in South Georgia, which began operations during the fourth quarter of fiscal 2005 and was increasing production during the first quarter of fiscal 2006, and increased pounds of products sold at the Collins, Mississippi processing plant, which was down for one week during the first quarter of fiscal 2006 to allow for the conversion to serve the big bird market from the chill pack market. The Company also sold fewer pounds during the first quarter of fiscal 2006 due to the destruction of inventories during Hurricane Katrina that would have been available for sale during the first quarter of fiscal 2006. Market prices for boneless breasts, tenders, wings and leg quarters were 31.0%, 51.0%, 36.1% and 64.5% higher during the first half of fiscal 2007 as compared to the first half of fiscal 2006, respectively, while a simple average of the

Georgia dock prices for whole birds increased 4.6%. As discussed above, the improvement in the overall market prices for poultry products resulted from a comparative oversupply of poultry products during the first six months of fiscal 2006 as compared to the first six months of fiscal 2007 due to sluggish demand for poultry products in the domestic and export markets, which resulted in part from the appearance of the H5N1 strain of avian flu in certain countries of Asia and Europe. Net sales of prepared food products increased $18.8 million, or 32.6% during the first half of fiscal 2007.
Cost of sales for the second quarter of fiscal 2007 were $303.8 million, an increase of $52.6 million, or 20.9% as compared to the same three months ended April 30, 2006. Cost of sales of the Company’s poultry products increased $38.6 million, or 17.1%. The increase in the cost of sales of the Company’s poultry products resulted from an increase in the pounds of poultry products sold of 9.7% and an increase in the average cost of feed in flocks sold of 31.1%. These increases were partially offset by increased efficiencies at the Company’s facilities in South Georgia and Collins, Mississippi during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. A simple average of the Company’s cost of corn and soybean meal during the second quarter of fiscal 2007 as compared to the second quarter during fiscal 2006 reflects an increase of 66.4% and 17.5%, respectively. The Company’s cost of sales was also higher during the quarter due to an increase in the pounds of prepared food products sold of 37.6%. The Company’s prepared food products have a higher average cost of sales per pound than the Company’s poultry products. Cost of sales of prepared food products increased $14.0 million or 55.1%.
Cost of sales for the six months ended April 30, 2007 were $587.4 million, an increase of $99.4 million, or 20.4% as compared to the same six months ended April 30, 2006. Cost of sales of the Company’s poultry products increased $81.2 million, or 18.6%. The increase in the cost of sales of the Company’s poultry products resulted from an increase in the pounds of poultry products sold of 16.7% and an increase in the average cost of feed in flocks sold of 23.3%. These increases were partially offset by increased efficiencies at the Company’s facilities in South Georgia and Collins, Mississippi during the first half of 2007 and the negative impact of Hurricane Katrina of $3.0 million on the Company’s Mississippi and Louisiana operations during the first quarter of fiscal 2006. In addition, the impact of Hurricane Katrina resulted in fewer pounds sold during the first quarter of fiscal 2006. As previously mentioned, the Company’s cost of sales was negatively impacted by an increase in the cost of feed grains during the first six months of fiscal 2007 as compared to the same period during fiscal 2006. A simple average of the Company’s cost of corn and soybean meal during the first six months of fiscal 2007 as compared to the first six months during fiscal 2006 reflects an increase of 61.9% and 8.5%, respectively. The Company’s cost of sales was also higher during the first half of fiscal 2007 and compared to the same quarter period during fiscal 2006 due to an increase in the pounds of prepared food products sold of 29.9%. Cost of sales of prepared food products increased $18.2 million or 34.7%.
Selling, general and administrative costs for the three and six months ended April 30, 2007 were $13.0 million and $25.5 million, respectively as compared to $14.4 million and $27.8 million for the three and six months ended April 30, 2006. The decrease in selling, general and administrative costs for the three and six months ended April 30, 2007 resulted from lower advertising expenditures. The lower advertising expenditures during the three months and six months ended April 30, 2007 were partially offset by $1.0 and $1.3 million, respectively, in start up costs related to the new complex in Waco, Texas, which will begin operations during the fourth quarter of fiscal 2007. The Company did not incur any start up costs during fiscal 2006. The Company expects start-up costs related to the new complex in Waco, Texas to be approximately $1.8 during the third quarter of fiscal 2007, which will result in a total start-up costs of $3.1 million for the first nine months of fiscal 2007. All costs associated with the new complex in Waco, Texas will be included in cost of sales during the fourth quarter as the new plant will begin operations during the fourth quarter of fiscal 2007.
For the three months ended April 30, 2007, the Company reported an operating income of $43.7 million as compared to an operating loss of $26.5 million for the three months ended April 30, 2006. The improvement of $70.2 million during the second quarter of fiscal 2007 resulted from the improved market prices of poultry products and increased efficiencies at the Company’s poultry facilities in South Georgia and Collins, Mississippi. For the first half of fiscal 2007, operating income was $40.3 million as compared to an operating loss of $40.5 for the first half of fiscal 2006. The improvement in operating income resulted from the improvement in market prices for the Company’s poultry products, improved efficiencies at the Company’s poultry facilities in South Georgia and Collins, Mississippi, and the negative impact during 2006 of approximately $3.0 million from Hurricane Katrina on the Company’s Mississippi and Louisiana facilities. The estimated loss of $3.0 million during fiscal 2006 from Hurricane Katrina resulted from unrecognized lost profits and certain expenses that were the direct result of the Company’s efforts to minimize the effect of Hurricane Katrina.
Interest expense during the three and six months ended April 30, 2007 was $1.3 and $2.5 million, respectively, as compared to $0.6 million for both the three and six months ended April 30, 2006. The increase in interest expense resulted from higher outstanding debt during first half of fiscal 2007 as compared to the first half of fiscal 2006, partially offset by the capitalization of interest for the construction of the new complex in Waco, Texas. The Company capitalized $1.2 million of interest costs for the new complex in Waco, Texas during the first half of fiscal 2007 and capitalized $0.3 million of interest costs related to the construction of the new general offices in Laurel, Mississippi and the new feed mill in Collins, Mississippi during the first half of fiscal 2006. The Company expects interest expense during the remainder of fiscal 2007 to be higher than interest expense during the same periods of fiscal 2006.

The Company’s effective tax rate for the three and six months ended April 30, 2007 was 36.7% and 36.5%, respectively. The Company’s effective tax rate for the three and six months ended April 30, 2006 was 38.3%. The 2007 effective tax rates differ from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and the benefit of certain federal income tax credits available as the result of the impact of Hurricane Katrina on the Company and certain state income tax incentives. The 2006 effective tax rate differs from the statutory federal tax rate due to state income taxes and certain nondeductible expenses for federal income tax purposes. The Company’s actual effective rate for the year ended October 31, 2007 may differ from the current estimates based on the results of operations for the remainder of fiscal 2007 and final determination of the income tax credits available to the Company.
The Company’s net income for the second quarter of fiscal 2007 was $26.9 million or $1.33 per share as compared to a net loss for the second quarter of fiscal 2006 of $16.6 million, or $.83 per share. The Company’s net income for the first half of fiscal 2007 was $24.1 million or $1.19 per share as compared to a net loss of $25.3 million or $1.26 per share for the first half of fiscal 2006.
Liquidity and Capital Resources
On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas had been selected for construction of a new poultry processing plant, wastewater treatment facility and hatchery. Sanderson Farms will also expand its feed mill in Robertson County, Texas to satisfy the live production needs associated with the new complex. The Company invested $15.2 million in this facility during fiscal 2006, and expects to invest approximately $79.7 million in the new complex and expansion of the Robertson County feedmill during fiscal 2007.
The Company’s working capital at April 30, 2007 was $137.2 million and its current ratio was 2.9 to 1. This compares to working capital of $112.9 million and a current ratio of 2.9 to 1 as of October 31, 2006. During the six months ended April 30, 2007, the Company spent approximately $67.4 million on planned capital projects, of which $53.4 million pertains to the construction of the new complex in Waco, Texas and expansion of the Robertson County, Texas feed mill.
The Company’s capital budget for fiscal 2007 was approximately $107.6 million at April 30, 2007, and will be funded by cash on hand, internally generated working capital, cash flows from operations and available credit. The Company had $145.0 million available under its revolving line of credit at April 30, 2007. The fiscal 2007 capital budget includes approximately $3.5 million in operating leases, $79.7 million to complete construction of the new poultry complex in Waco, Texas and expansion of the Robertson County, Texas feed mill and $2.7 million to renovate the corporate technical lab in Laurel, Mississippi. Without operating leases, the new poultry complex in Waco, Texas, expansion of the feed mill in Robertson County, Texas and the new lab in Laurel, Mississippi, the Company’s capital budget for fiscal 2007 would be $21.7 million.
On April 27, 2007, the Company amended its revolving credit facility to, among other things, change the covenant requiring a minimum debt to total capitalization ratio to 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million and extend the expiration date until April 1, 2012. As of April 30, 2007, the Company was in compliance with all covenants and had $145.0 million available to borrow under the revolving credit facility.
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
     Accrued Self Insurance
     Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. Any resulting adjustments to accrued claims are reflected in correct operating results. If historical experience proves not to be a good indicator of future expenses, if management were to use different actuarial assumptions, or if there is a negative trend in the Company’s claims history, there could be a significant increase or decrease in cost of sales depending on whether these expenses increased or decreased, respectively.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2007. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On July 31, 2006, following various procedural motions, the Company filed its Answer to the plaintiffs’ Complaint.
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action nearly identical to the one described above. Approximately 3,700 individuals purportedly have given their consent to be a party plaintiff to this and the aforementioned actions. Since the filing of these two complaints, six other substantially similar lawsuits were filed in United States District Courts for the Jackson and Hattiesburg divisions of the Southern District of Mississippi. Unlike the two previous suits referenced above, these Complaints are specific to individual processing locations of the subsidiary Corporation.
On March 26, 2007, the parties filed a Joint Motion for Preliminary Approval of Collection Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel. On April 11, 2007, the Court denied the joint motion on two grounds: (1) The motion was premature because no motion to certify a collective action had been filed in the case, and (2) certain contingencies contained in the settlement agreement gave rise to concerns about whether the settlement agreement was in accordance with the Fair Labor Standards Act. The parties filed a Joint Motion for Reconsideration of this order of the Court, which was granted in part and denied in part by order dated May 3, 2007. In the order, the Court stated it would permit notice to the class to proceed. The Court also stated that if certain contingencies agreed to by the parties in the settlement agreement concerning class participation are met, it will consider the reasonableness of the proposed settlement at a fairness hearing. This hearing will take place after the August 1, 2007 deadline the Court has set for class members to opt in to the lawsuit. The parties have agreed to proceed in this manner, and the Court has authorized the distribution of notice to the class.

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
Item 4. Submission of Matters to a Vote of Security Holders
At the 2007 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 22, 2007, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2010 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

NAME	FOR	WITHHELD
Fred Banks, Jr.	17,617,838	32,177

Toni D. Cooley	17,617,830	32,187

Robert C. Khayat	17,614,624	35,391

Dianne Mooney	17,618,230	31,785

Gail Jones Pittman	17,617,012	33,003
By a vote of 17,027,986 for, 597,586 against, and 18,270 abstaining, the shareholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending October 31, 2007.
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
     Exhibit 10.1 First Amendment to Credit Agreement dated April 27, 2007, among Sanderson Farms, Inc. and Harris N.A., individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s current report on Form 8-K on May 2, 2007.)
     Exhibit 10.2*+ Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended.
     Exhibit 10.3*+ Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended.
     Exhibit 10.4*+ Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended.
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

SANDERSON FARMS, INC. (Registrant)

Date: May 24, 2007	By: /s/ D. Michael Cockrell Treasurer and Chief
Financial Officer

Date: May 24, 2007	By: /s/ James A. Grimes Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Exhibit 10.1 First Amendment to Credit Agreement dated April 27, 2007, among Sanderson Farms, Inc. and Harris N.A., individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s current report on Form 8-K on May 2, 2007.)

10.2*+	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended.

10.3*+	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended.

10.4*+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.