Form 10-Q
period 2007-07-31
SANDERSON FARMS INC
filed 2007-08-28
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐                         Acclerated filer ☒                         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common
Stock, $1 Par Value Per Share: 20,140,258 shares outstanding as of July 31, 2007.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets—July 31, 2007 and October 31, 2006
Condensed consolidated statements of operations—Three and nine months ended July 31, 2007 and 2006
Condensed consolidated statements of cash flows– Nine months ended July 31, 2007 and 2006
Notes to condensed consolidated financial statements—July 31, 2007
Report of Independent Registered Public Accounting Firm
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EX-15 ACCOUNTANTS LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 3O2 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2007	2006
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$17,697	$7,396
Accounts receivable, net	52,128	40,930
Refundable income taxes	0	14,402
Inventories	134,980	96,490
Prepaid expenses and other current assets	15,496	13,179

Total current assets	220,301	172,397
Property, plant and equipment	660,023	573,422
Less accumulated depreciation	(279,054)	(263,112)

	380,969	310,310
Other assets	2,113	2,360

Total assets	$603,383	$485,067

Current liabilities:
Accounts payable and accrued expenses	$83,407	$55,081
Current maturities of long-term debt	440	4,433

Total current liabilities	83,847	59,514
Long-term debt, less current maturities	121,933	77,078
Claims payable	3,200	3,200
Deferred income taxes	14,710	16,935
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares – 20,140,258 and 20,094,571 at July 31, 2007 and October 31, 2006, respectively	20,140	20,095
Paid-in capital	21,137	17,181
Retained earnings	338,416	291,064

Total stockholders’ equity	379,693	328,340

Total liabilities and stockholders’ equity	$603,383	$485,067

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net sales	$394,753	$280,976	$1,047,935	$756,261
Cost and expenses:
Cost of sales	329,315	265,732	916,752	753,766
Selling, general and administrative	18,058	12,236	43,513	39,987

	347,373	277,968	960,265	793,753

OPERATING INCOME (LOSS)	47,380	3,008	87,670	(37,492)
Other income (expense):
Interest income	86	42	193	191
Interest expense	(1,139)	(1,089)	(3,625)	(1,725)
Other	13	36	24	90

	(1,040)	(1,011)	(3,408)	(1,444)

INCOME (LOSS) BEFORE INCOME TAXES	46,340	1,997	84,262	(38,936)
Income tax expense (benefit)	15,660	(1,292)	29,500	(16,970)

NET INCOME (LOSS)	$30,680	$3,289	$54,762	$(21,966)

Earnings (loss) per share:
Basic	$1.52	$.16	$2.72	$(1.09)

Diluted	$1.51	$.16	$2.70	$(1.09)

Dividends per share	$.12	$.12	$.36	$.36

Weighted average shares outstanding:
Basic	20,137	20,067	20,120	20,066

Diluted	20,366	20,151	20,271	20,066

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,
	2007	2006
	(In thousands)
Operating activities
Net income (loss)	$54,762	$(21,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,843	22,362
Non-cash stock compensation	2,378	1,905
Change in assets and liabilities:
Accounts receivable, net	(11,198)	(4,908)
Receivable from insurance companies	0	11,945
Inventories	(38,490)	(6,930)
Other assets	12,119	(9,130)
Accounts payable, accrued expenses and other liabilities	23,628	(23,346)

Total adjustments	13,280	(8,102)

Net cash provided by (used in) operating activities	68,042	(30,068)
Investing activities
Capital expenditures	(96,596)	(63,923)
Net proceeds from sale of property and equipment	1,308	653

Net cash used in investing activities	(95,288)	(63,270)
Financing activities
Principal payments on long-term debt	(4,138)	(4,131)
Net borrowings from revolving line of credit	45,000	20,000
Proceeds from long-term borrowings	0	50,000
Net proceeds from exercise of stock options and management share purchase plan	1,195	997
Tax benefit on exercised stock options	428	27
Dividends paid	(4,938)	(4,917)

Net cash provided by financing activities	37,547	61,976

Net change in cash and cash equivalents	10,301	(31,362)
Cash and cash equivalents at beginning of period	7,396	34,616

Cash and cash equivalents at end of period	$17,697	$3,254

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,472)	$(2,455)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2007
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.
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
For comparative purposes, certain amounts for the prior period information presented have been reclassified to conform to current period classification.
NOTE 2 — INVENTORIES
Inventories consisted of the following:

	July 31,	October 31,
	2007	2006
	(In thousands)
Live poultry-broilers and breeders	$75,735	$53,011
Feed, eggs and other	15,884	13,840
Processed poultry	28,262	18,102
Processed food	9,547	6,492
Packaging materials	5,552	5,045

	$134,980	$96,490

NOTE 3 — STOCK COMPENSATION PLANS
Refer to Note 9 of our October 31, 2006 audited financial statements for further information on our employee benefit plans and stock compensation plans. Total stock based compensation expense applicable to the Company’s restricted stock grants for the nine months ended July 31, 2007 and July 31, 2006 was $2,378,000 and $1,905,000, respectively.
During the nine months ended July 31, 2007, options were excercised for 45,687 shares of common stock.
During the nine months ended July 31, 2007, participants in the Company’s Management Share Purchase Plan purchased a total of 13,850 shares of restricted stock at an average price of $36.66 per share and the Company issued 3,410 matching restricted shares.
During the quarter ended April 30, 2007, the Company granted 15,000 shares of restricted stock to certain directors. The restricted stock had a grant date fair value of $33.70 per share and vests three years from the date of grant.
During the quarter ended January 31, 2007, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 106,000 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The aggregate target number of shares specified in performance share agreements outstanding as of July 31, 2007 totaled 179,950. No compensation cost was recognized for performance shares during the three and nine months ended July 31, 2007 because achievement of the applicable performance measures is not considered probable.
NOTE 4 — EARNINGS PER SHARE
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 84,023 common shares were included in the calculation of diluted net income per share for the three months ended July 31, 2006. Restricted stock and employee stock options representing 81,935 common shares for the nine months ended July 31, 2006 were excluded from the calculation of diluted net loss per share for the periods because the effect was antidilutive. Restricted stock and employee stock options representing 229,148 and 151,029 common shares for the three and nine months ended July 31, 2007 are included in the calculation of diluted net income per share, respectively.
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
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action in the United States District Court for the Eastern District of Louisiana nearly identical to the one described above. Approximately 3,700 individuals purportedly have given their consent to be a party plaintiff to this and the aforementioned actions. Since the filing of these two complaints, six other substantially similar lawsuits were filed in the United States District Courts for the Jackson and Hattiesburg divisions of the Southern District of Mississippi. Unlike the two previous suits referenced above filed in Louisiana (which suits were consolidated into one action), these Complaints are specific to individual processing locations of the subsidiary Corporation.
On March 26, 2007, the parties to the Louisiana action filed a Joint Motion for Preliminary Approval of Collection Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel. Although not a party to the Louisiana matter, the plaintiffs in the Mississippi suits agreed to be bound by the settlement reached in the Louisiana suit, and the Mississippi suits have been stayed pending approval of the settlement motion before the Louisiana Court. On April 11, 2007, the Court denied the joint motion on two grounds: (1) The motion was premature because no motion to certify a collective action had been filed in the case, and (2) certain contingencies contained in the settlement agreement gave rise to concerns about whether the settlement agreement was in accordance with the Fair Labor Standards Act. The parties filed a Joint Motion for Reconsideration of this order of the Court, which was granted in part and denied in part by order dated May 3, 2007. In the order, the Court stated it would permit notice to the class to proceed. The Court also stated that if certain contingencies agreed to by the parties in the settlement agreement concerning class participation are met, it will consider the reasonableness of the proposed settlement at a fairness hearing. This hearing will take place after the August 1, 2007 deadline the Court has set for class members to opt in to the lawsuit. The parties have agreed to proceed in this manner, and the Court has authorized the distribution of notice to the class. At the joint request of the parties, the Court has extended the August 1, 2007 deadline for class members to opt into the lawsuits to September 14, 2007. Any fairness hearing would be held on a date following this new deadline.
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2007, and the related condensed consolidated statements of operations and for the three month and nine month periods ended July 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
August 24, 2007

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
     On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and is expected to reach full production of approximately 1.25 million head of chickens per week during the summer of 2008.
     On April 27, 2007, the Company amended its revolving credit facility to, among other things, change the covenant requiring a minimum debt to total capitalization ratio to 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million from $200.0 million and extend the expiration date until April 1, 2012. As of July 31, 2007, the Company was in compliance with all covenants and had $155.0 million available to borrow under the revolving credit facility.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s financial results for the three and nine months ended July 31, 2007 reflect significant improvement in market prices for the Company’s poultry products when compared to the same periods during fiscal 2006, in part due to sluggish demand for poultry products during fiscal 2006 resulting from the appearance of H5N1 strain of avian flu in certain countries of Asia and Europe. The improvement in financial performance during the first nine months of fiscal 2007 over the first nine months of fiscal 2006 is also the result of improved efficiencies at the Company’s poultry complexes in South Georgia and Collins, Mississippi and the negative impact during the first quarter of fiscal 2006 on the Company’s Mississippi and Louisiana poultry operations due to the effects of Hurricane Katrina. The South Georgia complex reported a significant increase in the volume of poultry products sold during the nine months ended July 31, 2007 as compared to the same period of fiscal 2006 due to the start-up of operations during fiscal 2006. The Collins, Mississippi processing facility also increased the pounds of poultry products sold as a result of the conversion of the plant in the first quarter of fiscal 2006 to the big bird deboning market from the chill pack market. That facility was down for one week during the first quarter of fiscal 2006 to allow for the installation of certain equipment required for the conversion of the facility to the big bird deboning market. The effect of the improvements in market prices for the Company’s poultry products and increased efficiencies were partially offset by an increase in the cost of feed grains during the three and nine months ended July 31, 2007 as compared to the three and nine months ended July 31, 2006. Market prices for corn, which has been higher in part because of increased demand from ethanol producers, and for soybean meal, which remains under pressure as a result of farmers switching acres from soybeans to corn, are expected to remain volatile during fiscal 2008. The Company expects feed grain costs to be approximately $124.7 million higher in fiscal 2007 than during fiscal 2006. Poultry markets have remained strong during August, but typically adjust to weaker demand following Labor Day.
RESULTS OF OPERATIONS
Net sales for the three months ended July 31, 2007 were $394.8 million as compared to $281.0 million for the three months ended July 31, 2006, an increase of $113.8 million or 40.5%. The increase in net sales during the third quarter of fiscal 2007 reflects a 35.8% increase in the pounds of prepared food products sold and an increase in the average sales price of poultry and prepared food products sold of 39.7% and 6.0%, respectively. Market prices for boneless breasts, tenders, wings and leg quarters were 24.0%, 41.7%, 66.1% and 49.5% higher during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, respectively. A simple average of the Georgia dock prices for whole birds also showed significant improvement, increasing by 16.9%. The improvement in the overall market prices for poultry products resulted from a comparative oversupply of poultry products during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2007 due to sluggish demand for poultry products in the domestic and export markets, which resulted in part from the appearance of the H5N1 strain of avian flu in certain countries of Asia and Europe in 2006. Net sales at the prepared food plant increased $12.5 million, or 44.0% during the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 due primarily to an increase in sales of raw marinated poultry products.
Net sales for the first nine months of fiscal 2007 were $1,047.9 million as compared to $756.3 million for the first nine months of fiscal 2006, an increase of $291.6 million or 38.6%. The increase in net sales during the first nine months of fiscal 2007 reflects a 10.5% increase in the pounds of poultry products sold and a 31.8% increase in the pounds of prepared food products sold. The additional pounds of poultry products sold can be attributed to the new complex in South Georgia, which began operations during the fourth quarter of fiscal 2005 and was increasing production during fiscal 2006, and increased pounds of products sold at the Collins, Mississippi processing plant, which was down for one week during the first quarter of fiscal 2006 to allow for the conversion to serve the big bird market from the chill pack market. The Company also sold fewer pounds during the first quarter of fiscal 2006 due to the destruction of inventories during Hurricane Katrina that would have been available for sale during the first quarter of fiscal 2006. Market prices for boneless breasts, tenders, wings and leg quarters were 28.3%, 47.6%, 41.6% and 58.1% higher during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006, respectively, while a simple average of the Georgia dock prices for whole birds increased 8.6%. As discussed above, the improvement in the overall market prices for poultry products resulted from a comparative oversupply of poultry products during the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2007 due to sluggish demand for poultry products in the domestic and export markets, which resulted in part from the appearance of the H5N1 strain of avian flu in certain countries of Asia and Europe in 2006. Net sales of prepared food products increased $31.3 million, or 36.4% during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006.
Cost of sales for the third quarter of fiscal 2007 were $329.3 million, an increase of $63.6 million, or 23.9% as compared to the same quarter of fiscal 2006. Cost of sales of the Company’s poultry products increased $50.3 million, or 20.9%. The increase in the cost of sales of the Company’s poultry products resulted from an increase in the average cost of feed in flocks sold of 40.2%. Feed costs as a percentage of costs of sales during the third quarter of fiscal 2007 were 44.6% as compared to 34.8% during the third quarter of fiscal 2006. A simple average of the Company’s cost of corn and soybean meal during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 reflects an increase of 68.4% and 12.7%, respectively. The Company’s cost of sales was also higher during the quarter due to an increase in the pounds of prepared food products sold of 35.8%. The Company’s prepared food products have a higher average cost of sales per pound than the Company’s poultry products and include the increased cost of chicken, which is a major raw material in the Company’s prepared food products. Cost of sales of prepared food products increased $13.3 million or 52.4%.
Cost of sales for the nine months ended July 31, 2007, were $916.7 million, an increase of $163.0 million, or 21.6% as compared to the same nine months ended July 31, 2006. Cost of sales of the Company’s poultry products increased $131.6 million, or 19.5%. The increase in the cost of sales of the Company’s poultry products resulted from an increase in the pounds of poultry products sold of 10.5% and an increase in the average cost of feed in flocks sold of 29.3%. These increases were partially offset by increased efficiencies at the Company’s facilities in South Georgia and Collins, Mississippi during the first nine months of 2007 and the negative impact of Hurricane Katrina of $3.0 million on the Company’s Mississippi and Louisiana operations during the first quarter of fiscal 2006. In addition, the impact of Hurricane Katrina resulted in fewer pounds sold during the first quarter of fiscal 2006. As previously mentioned, the Company’s cost of sales was negatively impacted by an increase in the cost of feed grains during the first nine months of fiscal 2007 as compared to the same period during fiscal 2006. A simple average of the Company’s cost of corn and soybean meal during the first nine months of fiscal 2007 as compared to the first nine months during fiscal 2006 reflects an increase of 64.3% and 10.0%, respectively. Cost of sales of prepared food products increased $31.4 million or 40.4%. The Company’s cost of sales of prepared food products increased during the first nine months of fiscal 2007 as compared to the same period during fiscal 2006 due to an increase in the pounds of prepared food products sold of 31.8% and an increase in the cost of chicken.
Selling, general and administrative costs increased $5.8 million during the third quarter of fiscal 2007 as compared to the same quarter during fiscal 2006 and increased $3.5 million for the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. The increase in selling, general and administrative costs for the three and nine months ended July 31, 2007 resulted from increased start up costs incurred at the new complex in Waco, Texas and a $4.0 million accrual during the third fiscal quarter of 2007 for an anticipated contribution to the Company’s ESOP, which the Company’s Board will consider during the fourth quarter of fiscal 2007. Contributions to the ESOP are contingent upon profitability, and accordingly, no ESOP contributions were made during fiscal 2006. The increase in start up costs during the three and nine months ended July 31, 2007 and ESOP expenses during the third quarter of fiscal 2007 as compared to the same periods during fiscal 2006, were partially offset by lower advertising expenditures. Start up costs incurred at the Waco, Texas facilities during the three and nine months ended July 31, 2007 were $2.4 and $3.7 million, respectively, as compared to $147,000 and $204,000 during the three and nine months ended July 31, 2006. The new Waco facility began processing chickens on August 6, 2007, therefore, all costs of operating the new Waco, Texas facilities during the fourth quarter of fiscal 2007, except for normal customer service expenditures, will be included in cost of sales.
For the three months ended July 31, 2007, the Company reported an operating income of $47.4 million as compared to an operating income of $3.0 million for the three months ended July 31, 2006. The improvement of $44.4 million during the third quarter of fiscal 2007 resulted from the improved market prices of poultry products and increased efficiencies at the Company’s poultry facilities in South Georgia and Collins, Mississippi. These improvements were partially offset by substantial increases in the costs of feed ingredients during the third quarter of fiscal 2007 as compared to the third quarter during fiscal 2006. During the first nine months of fiscal 2007, operating income was $87.7 million as compared to an operating loss of $37.5 million for the same period during fiscal 2006. The improvement in operating income resulted from the improvement in market prices for the Company’s poultry products, improved efficiencies at the Company’s poultry facilities in South Georgia and Collins, Mississippi, and the negative impact during 2006 of approximately $3.0 million from Hurricane Katrina on the Company’s Mississippi and Louisiana facilities. The loss of approximately $3.0 million during fiscal 2006 from Hurricane Katrina resulted from unrecognized lost profits and certain expenses that were the direct result of the Company’s efforts to minimize the effect of Hurricane Katrina. These improvements during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 were partially offset by a substantial increase in the cost of feed grains.
Interest expense during the three and nine months ended July 31, 2007 was $1.1 million and $3.6 million, respectively, as compared to $1.1 million and $1.7 million for the three and nine months ended July 31, 2006, respectively. The increase in interest expense resulted from higher outstanding debt during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006, partially offset by the capitalization of interest for the construction of the new complex in Waco, Texas. The Company capitalized $2.1 million of interest costs for the new complex in Waco, Texas during the first nine months of fiscal 2007 and capitalized $0.5 million of interest costs related to the construction of the new general offices in Laurel, Mississippi and the new feed mill in Collins, Mississippi during the first nine months of fiscal 2006. The Company expects interest expense during the fourth quarter of fiscal 2007 to be higher than during the fourth quarter of 2006 as the construction of the new Waco facilities were substantially complete at July 31, 2007 and no further interest capitalization is anticipated to be charged to the new Waco facilities.
The Company’s effective tax rate for the three and nine months ended July 31, 2007 was 33.8% and 35.0%, respectively. The Company’s effective tax rate for the three and nine months ended July 31, 2006 was 64.7% and 43.6%, respectively. The 2007 effective tax rates differ from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes, the benefit of certain federal income tax credits available resulting from impact of Hurricane Katrina on the Company and the benefit of state tax credits related to various capital improvements and expansions. The 2006 effective tax rate differs from the statutory federal tax rate due to state income taxes and certain nondeductible expenses for federal income tax purposes and the benefit of certain federal income tax credits available resulting from the impact of Hurricane Katrina on the Company. The Company’s actual effective rate for the year ended October 31, 2007 may differ from the current estimates based on the results of operations for the remainder of fiscal 2007 and final determination of the income tax credits available to the Company.
The Company’s net income for the third quarter of fiscal 2007 was $30.7 million or $1.51 per share as compared to a net income for the third quarter of fiscal 2006 of $3.3 million, or $.16 per share. The Company’s net income for the first nine months of fiscal 2007 was $54.8 million or $2.70 per share as compared to a net loss of $22.0 million or $1.09 per share for the first nine months of fiscal 2006.
Liquidity and Capital Resources
On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas had been selected for construction of a new poultry processing plant, wastewater treatment facility and hatchery. Sanderson Farms also expanded its feed mill in Robertson County, Texas to satisfy the live production needs associated with the new complex. The Company invested $15.2 million in these facilities during fiscal 2006, and expects to invest approximately $81.8 million in the new complex and expansion of the Robertson County feedmill during fiscal 2007. Of that total for fiscal 2007, $79.9 million has been spent through the third fiscal quarter.
The Company’s working capital at July 31, 2007 was $136.5 million and its current ratio was 2.6 to 1. This compares to working capital of $112.9 million and a current ratio of 2.9 to 1 as of October 31, 2006. During the nine months ended July 31, 2007, the Company spent approximately $96.6 million on planned capital projects, of which $79.9 million pertains to the construction of the new complex in Waco, Texas and expansion of the Robertson County, Texas feed mill.
The Company’s capital budget for fiscal 2007 was approximately $110.6 million at July 31, 2007, and will be funded by cash on hand, internally generated working capital, cash flows from operations and available credit. The Company had $155.0 million available under its revolving line of credit at July 31, 2007. The fiscal 2007 capital budget includes approximately $3.5 million in operating leases, $81.8 million to complete construction of the new poultry complex in Waco, Texas and expansion of the Robertson County, Texas feed mill and $2.7 million to renovate the corporate technical lab in Laurel, Mississippi. Without operating leases, the new poultry complex in Waco, Texas, expansion of the feed mill in Robertson County, Texas and the new lab in Laurel, Mississippi, the Company’s capital budget for fiscal 2007 would be $22.6 million.
On April 27, 2007, the Company amended its revolving credit facility to, among other things, change the covenant requiring a minimum debt to total capitalization ratio to 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million and extend the expiration date until April 1, 2012. As of July 31, 2007, the Company was in compliance with all covenants and had $155.0 million available to borrow under the revolving credit facility.
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
     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2007. Management believes the potential effects of near-term changes in interest rates on the Company’s debt is not material.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2007. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action in the United States District Court for the Eastern District of Louisiana nearly identical to the one described above. Approximately 3,700 individuals purportedly have given their consent to be a party plaintiff to this and the aforementioned actions. Since the filing of these two complaints, six other substantially similar lawsuits were filed in United States District Courts for the Jackson and Hattiesburg divisions of the

Southern District of Mississippi. Unlike the two previous suits referenced above filed in Louisiana (which suits were consolidated into one action), these complaints are specific to individual processing locations of the subsidiary Corporation.
On March 26, 2007, the parties to the Louisiana action filed a Joint Motion for Preliminary Approval of Collection Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel. Although not a party to the Louisiana matter, the plaintiffs in the Mississippi suits agreed to be bound by the settlement reached in the Louisiana suit, and the Mississippi suits have been stayed pending approval of the settlement motion before the Louisiana Court. On April 11, 2007, the Court denied the joint motion on two grounds: (1) The motion was premature because no motion to certify a collective action had been filed in the case, and (2) certain contingencies contained in the settlement agreement gave rise to concerns about whether the settlement agreement was in accordance with the Fair Labor Standards Act. The parties filed a Joint Motion for Reconsideration of this order of the Court, which was granted in part and denied in part by order dated May 3, 2007. In the order, the Court stated it would permit notice to the class to proceed. The Court also stated that if certain contingencies agreed to by the parties in the settlement agreement concerning class participation are met, it will consider the reasonableness of the proposed settlement at a fairness hearing. This hearing will take place after the August 1, 2007 deadline the Court has set for class members to opt in to the lawsuit. The parties have agreed to proceed in this manner, and the Court has authorized the distribution of notice to the class. At the joint request of the parties, the Court has extended the August 1, 2007 deadline for class members to opt into the lawsuits to September 14, 2007. Any fairness hearing would be held on a date following this new deadline.
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
SANDERSON FARMS, INC.
(Registrant)

Date: August 28, 2007	By:	/s/ D. Michael Cockrell
Treasurer and Chief
Financial Officer

Date: August 28, 2007	By:	/s/ James A. Grimes
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