Form 10-K
period 2007-10-31
SANDERSON FARMS INC
filed 2007-12-21
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 1-14977
SANDERSON FARMS, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0615843
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
127 Flynt Road
Laurel, Mississippi	39443
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (601) 649-4030
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of exchange on
which registered:
Common stock, $1.00 par	The NASDAQ Stock
value per share	Market LLC
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
☐ Yes ☑ No
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $677,129,214.
     Number of shares outstanding of the Registrant’s common stock as of December 20, 2007: 20,239,111 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
     Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2007, which is the year for which this Annual Report is filed.
     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission’s Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 21, 2007.
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
     The Registrant sells ice pack, chill pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2007 the Registrant processed 343.6 million chickens, or approximately 2.0 billion dressed pounds. According to 2007 industry statistics, the Registrant was the 4th largest processor of dressed chickens in the United States based on estimated average weekly processing.
     The Registrant’s chicken operations presently encompass 7 hatcheries, 6 feed mills and 8 processing plants. The Registrant has contracts with operators of approximately 528 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 173 breeder farms.
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
     In 1997, the Registrant began initial operations at a new poultry processing complex in Brazos County, Texas. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. This plant operates at full capacity of 1.25 million head of chicken per week.
     In the fourth quarter of fiscal 2005, the Registrant began initial operations at a new poultry processing complex in southern Georgia. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. This plant reached its full capacity of 1.25 million head of chicken per week during October 2006.
     During fiscal 2006, the Company announced the construction of a new poultry complex in Waco, Texas. The completed complex consists of an expansion of the feedmill in Robertson County, Texas, hatchery, processing plant and wastewater treatment facility, and will process 1.25 million head per week at full capacity. Operations at the new Waco, Texas complex began during August 2007 and will reach full capacity during the summer of 2008.
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
     Capital expenditures for fiscal 2007 were funded by working capital and borrowings under the Registrant’s revolving credit agreement. Effective April 27, 2007, the Registrant amended its revolving credit facility to, among other things, change the covenant requiring a minimum debt to total capitalization ratio of 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million and extend the expiration date until April 1, 2012. As of October 31, 2007, the Company was in compliance with all covenants and had $180.0 million available to borrow under the revolving credit facility. The Registrant anticipates that capital expenditures for fiscal 2008 will be funded by internally generated working capital and, if needed, borrowings under the revolving credit agreement.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared food items.
     The Registrant sells chill pack, ice pack and frozen chicken, both whole and cut-up, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern and western United States. During its fiscal year ended October 31, 2007, the Registrant processed approximately 343.6 million chickens, or approximately 2.0 billion dressed pounds. In addition, the Registrant purchased and further processed 9.1 million pounds of poultry products during fiscal 2007. According to 2007 industry statistics, the Registrant was the 4th largest processor of dressed chicken in the United States based on estimated average weekly processing.
     The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc.

The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, Bryan, Waco, and Robertson County, Texas and Adel, Georgia, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and Pike County, Mississippi, Hammond, Louisiana, Bryan and Waco, Texas and Moultrie, Georgia, is engaged in the processing, sale and distribution of chickens.
     The Registrant conducts its processed and prepared foods business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Jackson, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of over 100 processed and prepared food items, which it sells nationally and regionally, principally to distributors, national food service accounts and retailers.
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

	Fiscal Year Ended October 31,
	2003	2004	2005	2006	2007
Value added	99.5%	99.6%	99.5%	99.7%	99.7%
Non-value added	.5	.4	.5	.3	.3

Total Registrant chicken sales	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales dollars, of each of the Registrant’s major product lines.

	Fiscal Year Ended October 31,
	2003	2004	2005	2006	2007
Registrant processed chicken:
Value added:
Chill pack	34.4%	32.5%	33.6%	31.0%	28.5%
Fresh bulk pack	42.5	47.5	44.4	45.1	44.3
Frozen	10.3	10.0	12.4	14.1	17.2

Subtotal	87.2	90.0	90.4	90.2	90.0

Non-value added:
Ice pack	.3	.3	.3	.3	.3
Frozen	.1	.1	.1	.0	.0

Subtotal	.4	.4	.4	.3	.3

Total Company processed chicken	87.6	90.4	90.8	90.5	90.3
Processed and prepared foods	12.4	9.6	9.2	9.5	9.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Market Segments and Pricing
     The three largest market segments in the chicken industry are big bird deboning, chill pack and small birds.
     The following table sets forth, for each of the Company’s poultry processing plants, the general market segment in which the plant participates, the weekly capacity of each plant at full capacity expressed in number of head processed, and the average industry size of birds processed in the relevant market segment.

Plant Location	Market Segment	Capacity Per Week*	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	7.45
Hazlehurst, Mississippi	Big Bird Deboning	625,000	7.45
Hammond, Louisiana	Big Bird Deboning	625,000	7.45
McComb, Mississippi	Chill Pack Retail	1,250,000	5.60
Bryan, Texas	Chill Pack Retail	1,250,000	5.60
Collins, Mississippi	Big Bird Deboning	1,250,000	7.45
Moultrie, Georgia	Chill Pack Retail	1,250,000	5.60
Waco, Texas	Big Bird Deboning	1,250,000	7.45

*	At full capacity.
     Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat and whole or cut wings, and is likewise sold at spot commodity market prices for wings and boneless breast meat. The Company as of October 31, 2007 processes 3.45 million head per week in its big bird deboning plants (the Waco, Texas plant, which began operations in August 2007, was not yet operating at full capacity), and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat and wings.

     The Urner Barry spot market price for leg quarters, boneless breast meat and whole wings for the past five calendar years is set forth below:

     Those plants that target the chill pack retail market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. While the Company has long term contracts (one to four years) with most of its chill pack customers, the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is issued each week by the Georgia Department of Agriculture and is based on its survey of prices during the preceding week. The Company as of October 31, 2007 has 3.75 million head per week dedicated to the chill pack market, and its results are materially impacted by fluctuations in the Georgia Dock price.
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
Sales and Marketing
     The Registrant’s chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors located principally in the southeastern, southwestern and western United States. The Registrant also sells its chicken products to casual dining operators and to customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant’s product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility.
     Sales and distribution of the Registrant’s chicken products are conducted primarily by sales personnel at the Registrant’s general corporate offices in Laurel, Mississippi and by customer service representatives at each of its eight processing complexes and through independent food brokers. Each complex has individual on-site distribution centers and uses the Registrant’s truck fleet, as well as contract carriers, for distribution of its products.
     Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by the Georgia Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustment is generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains few long-term sales contracts with its non-chill pack customers.
     The Registrant uses television, radio and newspaper advertising, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products through television advertising. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The campaign was well received, and the Company plans to continue the campaign in the future.
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
     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2007, the Registrant maintained contracts with 44 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2007, by 129 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.
     The Registrant owns and operates seven hatcheries located in Mississippi, Texas and Georgia where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2007, the Registrant’s hatcheries were capable of producing an aggregate of approximately 8.6 million chicks per week.
     Grow-out. The Registrant places its chicks on 528 grow-out farms, as of October 31, 2007, located in Mississippi, Louisiana, Texas and Georgia where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.
     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2007, the Registrant operated 6 feed mills, 4 of which are located in Mississippi, one in Texas and one in Georgia. The Registrant’s annual feed requirements for fiscal 2007 were approximately 2,594,000 tons, and it has the capacity to produce approximately 3,713,000 tons of finished feed annually under current configurations.
     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. On October 31, 2007, the Registrant had approximately 2,052,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk from volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
     Processing. Once the chicks reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s Pike County, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Collins, Mississippi processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Brazos County, Texas processing plant, which currently operates two processing lines on a double shift basis, is currently processing approximately 1,250,000 chickens per week. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants, which currently operate on a double shift basis, are collectively processing approximately 1,875,000 chickens per week. The Registrant’s Moultrie, Georgia processing plant, which currently operates two processing lines on a double shift basis, is currently processing 1,250,000 chickens per week. The Registrant’s Waco, Texas processing plant, which began initial operations during the fourth quarter of fiscal 2007, currently is operating one processing line on a partial double shift basis. The Registrant also has the capabilities to produce deboned product at eight processing facilities.

At October 31, 2007, these deboning facilities were operating on a double shifted basis, except for the new Waco complex which will not reach full capacity until the summer of 2008, resulting in a combined capacity to process approximately 21.4 million pounds of boneless, skinless breast meat per week.
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
     Executive Offices; Other Facilities. The Registrant’s corporate offices are located in Laurel, Mississippi. As of October 31, 2007, the Registrant operated 9 automotive maintenance shops which service approximately 699 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, currently serving over 155 children.
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
     From its company owned laboratory in Laurel, Mississippi, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder flocks and broilers, and conducts microbiological tests of live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the eight processing plants and the prepared food plant.
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
     No customer accounted for more than 10.0% of consolidated sales for the years ended October 31, 2007, October 31, 2006, or October 31, 2005. The Company does not believe the loss of any customer would have a material adverse effect on the Company.
Sources of Supply
     During fiscal 2007, the Registrant purchased its pullets and cockerels from two (2) major breeders. The Registrant has found the genetic breeds or cross breeds supplied by these companies to produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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

Employee and Labor Relations
     As of October 31, 2007, the Registrant had 9,705 employees, including 1,059 salaried and 8,646 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 580 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expired on December 1, 2007, and a new agreement has been negotiated. The new agreement will expire December 1, 2010. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 568 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi was renegotiated and signed effective January 1, 2006 and has an expiration date of December 31, 2008. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,238 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi was renegotiated and signed effective January 11, 2007 and has a termination date of January 10, 2010. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins plant.
     On June 9, 1999, the production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement was renegotiated effective January 1, 2006, with an expiration date of December 31, 2008. This collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
     On November 30, 2001, live haul drivers at the Company’s McComb, Mississippi production division voted to be represented by United Food and Commercial Workers’ Union Local #1529 AFL-CIO in collective bargaining. A collective bargaining agreement was reached with an expiration date of December 31, 2006. That agreement was renegotiated and signed effective January 1, 2007, and has an expiration date of December 31, 2009. The union demonstrated during 2004 by signed authorization cards that it had been chosen as the bargaining representative of the loader-operators, and at their request loader operators were included in the bargaining unit with the live-haul drivers.
     On September 13, 2001, production, maintenance and truck driver employees at the Company’s McComb, Mississippi Feed Mill facility voted to be represented in collective bargaining by United Food and Commercial Workers’ Union Local #1529 AFL-CIO. Negotiations were completed on a new contract in February 2005, and the current agreement expires December 31, 2007. A new agreement is currently being negotiated, but scheduling constraints on the part of the union’s representative prevent the next meeting from occurring until after the current agreement expires.
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     All of the Company’s operations are domiciled in the United States. All of the products sold to the Company’s customers for the Company’s fiscal years 2007, 2006 and 2005 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.
     The Company exports certain of its products to foreign markets, primarily Mexico, Russia, China, Puerto Rico, and the Caribbean. These exports sales for fiscal years 2007, 2006 and 2005 totaled approximately $164.4 million, $69.5 million, and $69.1 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For fiscal 2007, 2006 and 2005, the Company made no sales of products produced in a country other than the United States.
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
          Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and alternative proteins. These prices are determined by supply and demand factors. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken and beef prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken and beef prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.
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
          We take reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. Nevertheless, events beyond our control, such as the outbreak of avian disease, even if it does not affect our flocks, could significantly restrict our ability to conduct our operations or our sales. An outbreak of disease could result in governmental restrictions on the import and export of fresh chicken, including our fresh chicken products, or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects. In addition, world wide fears about avian disease, such as avian influenza, has, in the past, depressed, demand for fresh chicken, which adversely impacted our sales.
          Over the last two years there has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has affected Asia since 2002 and which has been found in Eastern Europe. It is widely believed that H5N1 is spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.
          Although the highly pathogenic H5N1 strain has not been identified in North America, there have been outbreaks of low pathogenic strains of avian influenza in North America, including in the U.S. in 2002 and 2004 and in Mexico in previous years, including 2005. In addition, low pathogenic strains of the avian influenza virus were detected in wild birds in the United States in 2006. Although these low pathogenic outbreaks have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic H5N1 strain, they have nevertheless impacted our sales. Accordingly, even if the H5N1 strain does not spread to North America, we cannot assure you that it will not materially adversely affect domestic or international demand for poultry produced in North America, and, if it were to spread to North America, we cannot assure you that it would not significantly affect our operations or the demand for our products, in each case in a manner having a material adverse effect on our business, reputation or prospects.
          A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.
          We export frozen chicken products overseas to Russia and other former Soviet countries, China and Mexico, among other countries. Any disruption to the export markets, such as trade embargos, import bans or quotas could materially impact our sales or create an over supply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.
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
          Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that competition is based on product quality, brand awareness, price and customer service. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry industry.
          The loss of our major customers could have a material adverse effect on our results of operations.
          Our sales to our top ten customers represented 47.6% of our net sales during the 2007 fiscal year. Our non-chill pack customers, with whom we generally do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
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
          We have approximately 9,700 employees, 2,642 of which are covered by collective bargaining agreements or are members of labor unions. In addition, we contract with over 700 independent farms in Mississippi, Louisiana, Texas and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, our production operations could be negatively impacted.
          Immigration Legislation and Enforcement
          Immigration reform continues to attract significant attention in the public arena and the United States Congress. If new immigration legislation is enacted at the federal level or in states in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only United States citizens and/or persons legally authorized to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion or our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.
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
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry complex, including poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Pike County, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Brazos and Robertson Counties, Texas
Poultry complex, including poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry complex, including poultry processing plant and hatchery	Waco and McLennan County, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Prepared food plant	Jackson, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
     The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount at the end of the lease term. One processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively. Certain infrastructure improvements associated with a processing plant are leased under a lease that expires in 2012 and is thereafter renewable annually through 2091. All of the foregoing leases are capital leases.
     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $328,000 on October 31, 2007, which bears interest at the rate of 5.0% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the Company’s revolving credit agreement, the Registrant may not pledge any additional assets as collateral other than fixed assets up to 15.0% of its tangible assets.
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
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action in the United States District Court for the Eastern District of Louisiana nearly identical to the one described above. Approximately 3,700 individuals purportedly have given their consent to be a party plaintiff to both this action and the action described above. Since the filing of these two complaints, six other substantially similar lawsuits were filed in United States District Courts for the Jackson and Hattiesburg divisions of the Southern District of Mississippi. Unlike the two suits referenced above filed in Louisiana (which suits were consolidated into one action), these complaints are specific to individual processing locations of the processing division subsidiary of the Company.
     On March 26, 2007, the parties to the consolidated Louisiana action filed a Joint Motion for Preliminary Approval of Collection Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel. Although not a party to the Louisiana matter, the plaintiffs in the Mississippi suits agreed to be bound by the settlement reached in the Louisiana suit, and the Mississippi suits have been stayed pending approval of the settlement motion before the Louisiana Court. On April 11, 2007, the Court denied the joint motion on two grounds: (1) The motion was premature because no motion to certify a collective action had been filed in the case, and (2) certain contingencies contained in the settlement agreement gave rise to concerns about whether the settlement agreement was in accordance with the Fair Labor Standards Act. The parties filed a Joint Motion for Reconsideration of this order of the Court, which was granted in part and denied in part by order dated May 3, 2007. In the order, the Court stated it would permit notice to the class to proceed. The Court also stated that if certain contingencies agreed to by the parties in the settlement agreement concerning class participation were met, it would consider the reasonableness of the proposed settlement at a fairness hearing The parties agreed to proceed in this manner, and the Court authorized the distribution of notice to the class. At the joint request of the parties, the Court extended the August 1, 2007 deadline for class members to opt into the lawsuits to September 14, 2007. On November 15, 2007, following the completion of notice to the class, the Company voided the settlement agreement because the contingencies in the agreement concerning class participation were not met. The Court held a settlement conference with the parties on December 5, 2007. At that conference, the parties agreed to a new tentative settlement on terms substantially similar to the earlier settlement, but proportionate to the participation elected by the plaintiff group. The parties agreed to an abbreviated notice period, and are seeking Court approval in order to finalize the settlement agreement. Even if approved, the settlement will still be subject to a fairness hearing to be held at the end of the notice period. In the Mississippi cases, the Company is seeking an extension of the stay currently in effect pending the Court’s approval of the settlement.
The Company is also involved in various other claims and litigation incidental to its business. Although the outcome of the matters referred to in the proceeding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.
The Company is also involved in various other claims and litigation incidental to its business. Although the outcome of the matters referred to in the proceedings sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.

The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. A determination of the amount of reserves required, of any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting form the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determinations of these legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Registrant’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.
Item 4A. Executive Officers of the Registrant.

			Executive
Name	Age	Office	Officer Since
Joe F. Sanderson, Jr.	60	Chairman of the Board of Directors and Chief Executive Officer	1984 (1)
Lampkin Butts	56	President and Chief Operating Officer, Director	1996 (2)
D. Michael Cockrell	50	Treasurer and Chief Financial Officer, Director	1993 (3)
James A. Grimes	59	Secretary and Chief Accounting Officer	1993 (4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

(3)	D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(4)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.
     Executive officers of the Company serve at the pleasure of the Board of Directors. There are no understandings or agreements relating to any person’s service or prospective service as an executive officer of the Registrant.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Company’s common stock is traded on the The NASDAQ Stock Market LLC under the symbol SAFM.
     The number of stockholders as of November 30, 2007, was 2,697.
     The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2007	High	Low	Dividends
First Quarter	$33.39	$25.29	$.12
Second Quarter	$40.10	$30.33	$.12
Third Quarter	$47.93	$38.29	$.12
Fourth Quarter	$45.54	$32.53	$.14

	Stock Price
Fiscal Year 2006	High	Low	Dividends
First Quarter	$36.11	$25.73	$.12
Second Quarter	$28.25	$19.93	$.12
Third Quarter	$31.25	$25.09	$.12
Fourth Quarter	$35.30	$23.74	$.12
On December 20, 2007 the closing sales price for the common stock was $ 32.04 per share.
Item 6. Selected Financial Data.

	Year Ended October 31
	2007	2006	2005	2004	2003
		(In thousands, except per share data)

Net sales	$1,474,844	$1,047,930	$1,053,192	$1,095,279	$908,319
Operating income (loss)	125,393	(26,816)	113,484	150,154	90,522
Net income (loss)	78,833	(11,501)	70,638	91,428	54,061
Basic earnings (loss) per share	3.91	(.57)	3.53	4.62	2.78
Diluted earnings (loss) per share	3.88	(.57)	3.51	4.57	2.75
Working capital	128,049	112,883	107,631	150,624	82,236
Total assets	600,373	485,067	445,791	375,007	298,905
Long-term debt, less current maturities	96,623	77,078	6,511	10,918	21,604
Stockholders’ equity	404,546	328,340	345,653	279,341	197,099
Cash dividends declared per share	$.50	$.48	$.42	$.84	$.61
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other production costs have averaged approximately 63.2% of the Company’s total production costs.
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
Poultry prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31, 2007 as follows:

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter
Fiscal 2007
High	$.7200		$.7850	$.8125	$.8175	*
Low	$.6900	*	$.7250	$.7875	$.7900
Fiscal 2006
High	$.7375	*	$.6950	$.7000	$.7100
Low	$.6975		$.6750 *	$.6750 *	$.6950
Fiscal 2005
High	$.7525	*	$.7400	$.7475	$.7525	*
Low	$.7325	*	$.7375	$.7400	$.7425

*	Year High/Low
On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Per share information in this Annual Report reflects the stock split. Cash was paid in lieu of fractional shares.
On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The plant began operations during the Company’s fourth fiscal quarter of 2007, and at full production will process approximately 1,250,000 head of chickens per week when full capacity is reached in the summer of 2008.
EXECUTIVE OVERVIEW OF RESULTS — 2007
The Company’s financial results for fiscal 2007 reflect significant improvement in market prices for the Company’s poultry products when compared to fiscal 2006, in part due to sluggish demand for poultry products during fiscal 2006 resulting from the appearance of H5N1 strain of avian flu in certain countries of Asia and Europe. The improvement in financial performance during fiscal 2007 over fiscal 2006 is also the result of improved efficiencies at the Company’s poultry complexes in South Georgia and Collins, Mississippi and the negative impact during the first quarter of fiscal 2006 on the Company’s Mississippi and Louisiana poultry operations due to the effects of Hurricane Katrina. The South Georgia complex reported a significant planned increase in the volume of poultry products sold during fiscal 2007 as compared to fiscal 2006 due to the start-up of operations during fiscal 2006. The Collins, Mississippi processing facility also increased the pounds of poultry products sold as a result of the conversion of the plant in the first quarter of fiscal 2006 to the big bird deboning market from the chill pack market. That facility was down for one week during the first quarter of fiscal 2006 to allow for the installation of certain equipment required for the conversion of the facility to the big bird deboning market. The effect of the improvements in market prices for the Company’s poultry products and increased efficiencies were partially offset by an increase in the cost of feed grains during 2007 as compared to fiscal 2006. Market prices for corn were higher in fiscal 2007 in part because of increased demand from ethanol producers, and for soybean meal, which remains under pressure as a result of farmers switching acres from soybeans to corn. The Company expects feed grain costs to remain high and volatile during fiscal 2008.
RESULTS OF OPERATIONS

Net sales during fiscal 2007 were $1,474.8 million as compared to $1,047.9 million during fiscal 2006, an increase of $426.9 million or 40.7%. The increase in net sales during fiscal 2007 reflects a 14.0% increase in the pounds of poultry products sold and a 28.0% increase in the pounds of prepared food products sold. The additional pounds of poultry products sold resulted from the complex in South Georgia, which began operations during the fourth quarter of fiscal 2005 and was increasing production during fiscal 2006, an increase in poultry pounds sold at the Collins, Mississippi processing plant, which was down for one week during the first quarter of fiscal 2006 to allow for the conversion to serve the big bird market from the chill pack market and additional pounds sold by the Company’s new complex in Waco, Texas which began operations in the fourth quarter of fiscal 2007. The Company also sold fewer pounds during the first quarter of fiscal 2006 due to the destruction of inventories during Hurricane Katrina that would have been available for sale during the first quarter of fiscal 2006. Market prices for boneless breasts, tenders, wings and leg quarters were 25.8%, 38.6%, 38.9% and 51.8% higher during fiscal 2007 as compared to fiscal 2006, respectively, while a simple average of the Georgia dock prices for whole birds increased 9.9%. As discussed above, the improvement in the overall market prices for poultry products resulted from a comparative oversupply of poultry products during fiscal 2006 as compared to fiscal 2007 due to sluggish demand for poultry products in the domestic and export markets, which resulted in part from the appearance of H5N1 strain of avian flu in certain countries of Asia and Europe in 2006. Net sales resulting from the prepared food products plant increased $39.8 million, or 34.1% during fiscal 2007 as compared to fiscal 2006.
Cost of sales were $1,289.6 million, an increase of $266.2 million, or 26.0% as compared to fiscal 2006. Cost of sales of the Company’s poultry products increased $224.3 million, or 24.4%. The increase in the cost of sales of the Company’s poultry products resulted from an increase in the pounds of poultry products sold of 14.0% and an increase in the average cost of feed in flocks sold of 31.6%. These increases were partially offset by increased efficiencies at the Company’s facilities in South Georgia and Collins, Mississippi during fiscal 2007 and the negative impact of Hurricane Katrina of $3.0 million on the Company’s Mississippi and Louisiana operations during the first quarter of fiscal 2006. In addition, the impact of Hurricane Katrina resulted in fewer pounds sold during the first quarter of fiscal 2006. As previously mentioned, the Company’s cost of sales was negatively impacted by an increase in the cost of feed grains during fiscal 2007 as compared to fiscal 2006. A simple average of the Company’s cost of corn and soybean meal during fiscal 2007 as compared to fiscal 2006 reflects an increase of 58.3% and 12.4%, respectively. Cost of sales of prepared food products increased $41.9 million or 39.6%. The Company’s cost of sales of prepared food products increased during fiscal 2007 as compared to fiscal 2006 due to an increase in the pounds of prepared food products sold of 28.1% and an increase in the cost of chicken, which is a major raw material in the Company’s prepared food products.
Selling, general and administrative costs for fiscal 2007 and fiscal 2006 were $59.8 million and $51.3 million, respectively. The increase in selling, general and administrative costs of $8.5 million resulted from increased expenses related to the start up of the new poultry complex in Waco, Texas. Prior to start up of initial operations in August 2007, $3.8 million in start up costs at the new complex in Waco, Texas were classified as selling, general and administrative expenses during fiscal 2007. Also, during fiscal 2007 the Company contributed approximately $5.8 million to the Company’s Employee Stock Ownership Plan and expensed $3.3 million associated with the Company’s incentive award program. The Company did not make a contribution to the ESOP nor did the Company have any expense associated with the incentive award program during fiscal 2006. The increases in selling, general and administrative expenses above were partially offset by a planned reduction in advertising during fiscal 2007 as compared to fiscal 2006.
The Company’s operating profit for fiscal 2007 was $125.4 million which was a significant improvement over the operating loss of $26.8 million the Company reported for fiscal 2006. During fiscal 2007 as compared to fiscal 2006 the Company’s margins improved primarily from favorable market prices for the Company’s poultry products and increased efficiencies at the Company’s poultry facilities in South Georgia and Collins, Mississippi, and the negative impact during fiscal 2006 of approximately $3.0 million from Hurricane Katrina on the Company’s Mississippi and Louisiana facilities. These improvements were partially offset by substantial increases in the costs of feed ingredients during fiscal 2007 as compared to fiscal 2006.

Interest expense during fiscal 2007 was $5.3 million as compared to $2.8 million during fiscal 2006. The Company capitalized $2.1 million and $.7 million, respectively during fiscal 2007 and fiscal 2006 primarily towards the cost of construction of the new Complex in Waco, Texas. The increase in interest costs resulted from higher interest rates and higher average outstanding debt during fiscal 2007 as compared to fiscal 2006. The Company expects interest costs to be less in fiscal 2008 as compared to fiscal 2007.
Other income for fiscal 2006 includes $3.6 million in insurance proceeds resulting from the Company’s claim for business interruption losses caused by Hurricane Katrina.
The Company’s effective tax rate for fiscal 2007 was 34.6% as compared to 55.2% during fiscal 2006. The 2007 and 2006 effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expense for federal income tax purposes and the benefit of certain federal income tax credits available as a result of the impact of Hurricane Katrina on the Company and state investment credits unrelated to the hurricane.
The Company’s net income was $78.8 million or $3.88 per share for fiscal 2007 as compared to a net loss of $11.5 million or $.57 per share during fiscal 2006.
EXECUTIVE OVERVIEW OF RESULTS — 2006
The Company’s financial results for fiscal 2006 reflect significantly lower prices for the Company’s poultry products due to an oversupply of poultry products. This oversupply resulted primarily because of the appearance of H5N1 avian influenza in certain countries of Asia and Europe during the first and second quarters of fiscal 2006, which reduced demand for poultry products in the affected countries and in Russia, a significant customer of the United States poultry industry. In addition, high fuel prices for domestic consumers impacted demand for boneless breast meat sold through casual dining customers. Although the industry did experience improvement in prices for boneless breast meat and leg quarters during the summer months of fiscal 2006, the market dropped significantly during September and October 2006. The Company experienced higher grain costs during the fourth fiscal quarter of 2006.
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
Liquidity and Capital Resources
On January 12, 2006, Sanderson Farms, Inc. announced that sites in Waco and McLennan County, Texas had been selected for construction of a new poultry processing plant, wastewater treatment facility and hatchery. Sanderson Farms also expanded its feed mill in Robertson County, Texas to satisfy the live production needs associated with the new complex. The Company invested $15.2 million and $88.2 million in these facilities during fiscal 2006 and 2007, respectively.
The Company’s working capital at October 31, 2007 was $128.0 million and its current ratio was 2.6 to 1. The Company’s working capital and current ratio at October 31, 2006 was $112.9 million and 2.9 to 1. During fiscal 2007, the Company spent approximately $114.4 million on planned capital projects, of which $88.2 million pertains to the construction of the new complex in Waco, Texas and expansion of the Robertson County, Texas feed mill.

The Company’s capital budget for fiscal 2008 is approximately $52.2 million and will be funded by cash on hand, internally generated working capital and cash flows from operations. If needed, the Company has $180.0 million available under a revolving line of credit. The fiscal 2008 capital budget includes approximately $17.5 million in operating leases, $4.1 million to allow for installation of equipment to produce IQF chicken products at the Company’s prepared foods division in Jackson, Mississippi and $3.5 million for additional soybean meal storage at the Company’s Texas feed mill. Without operating leases, the installation of the new IQF equipment and the additional soybean storage, the Company’s capital budget for fiscal 2008 would be $27.1 million.
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
On April 27, 2007, the Company amended its revolving credit facility to, among other things, change the covenant requiring a minimum debt to total capitalization ratio to 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million and extend the expiration date until April 1, 2012. As of October 31, 2007, the Company was in compliance with all covenants and had $180.0 million available to borrow under the revolving credit facility.
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
Contractual Obligations
Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2007 were as follows (in thousands):

	Payments Due By Period
			1 - 3	3 - 5	More than
Contractual Obligations	Total	Less than 1 Year	Years	Years	5 Years
Long-term debt	$95,328	$145	$183	$55,000	$40,000
Capital lease obligations	1,750	310	680	760	0
Interest on long-term debt	36,867	5,881	11,684	11,589	7,713
Operating leases	20,421	7,130	11,331	1,960	0
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	51,163	51,163	0	0	0
Construction contracts	3,855	3,855	0	0	0
Claims payable	7,354	3,654	3,700	0	0

Total	$216,738	$72,138	$27,578	$69,309	$47,713

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
New Accounting Pronouncements
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company does not believe the adoption of Interpretation 48 in the 1st quarter of fiscal 2008 will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of applying SFAS 157 on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value options has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of applying SFAS 159 on the Company’s consolidated financial statements.
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
Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 20, 2007

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31
	2007	2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,623	$7,396
Accounts receivable, less allowance of $1,141,808 in 2007 and $893,808 in 2006	69,484	40,930
Inventories	119,258	96,490
Refundable income taxes	1,102	14,402
Prepaid expenses	14,734	13,179

Total current assets	207,201	172,397
Property, plant and equipment:
Land and buildings	304,218	246,828
Machinery and equipment	369,800	326,594

	674,018	573,422
Accumulated depreciation	(283,328)	(263,112)

	390,690	310,310
Other assets	2,482	2,360

Total assets	$600,373	$485,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,978	$31,514
Accrued expenses	33,719	23,567
Current maturities of long-term debt	455	4,433

Total current liabilities	79,152	59,514
Long-term debt, less current maturities	96,623	77,078
Claims payable	3,700	3,200
Deferred income taxes	16,352	16,935
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued
Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-20,239,111 in 2007 and 20,094,571 in 2006	20,239	20,095
Paid-in capital	24,719	17,181
Retained earnings	359,588	291,064

Total stockholders’ equity	404,546	328,340

Total liabilities and stockholders’ equity	$600,373	$485,067

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31
	2007	2006	2005
	(In thousands, except per share data)
Net sales	$1,474,844	$1,047,930	$1,053,192
Cost and expenses:
Cost of sales	1,289,654	1,023,438	873,677
Selling, general and administrative	59,797	51,308	66,031

	1,349,451	1,074,746	939,708

Operating income (loss)	125,393	(26,816)	113,484
Other income (expense):
Interest income	364	235	1,257
Interest expense	(5,328)	(2,803)	(433)
Other	84	3,738	173

	(4,880)	1,170	997

Income (loss) before income taxes	120,513	(25,646)	114,481
Income tax expense (benefit)	41,680	(14,145)	43,843

Net income (loss)	$78,833	$(11,501)	$70,638

Earnings (loss) per share:
Basic	$3.91	$(.57)	$3.53

Diluted	$3.88	$(.57)	$3.51

Dividends per share	$.50	$.48	$.42

Weighted average shares outstanding:
Basic	20,140	20,070	20,014

Diluted	20,301	20,070	20,137

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common Stock		Paid-In	Unearned	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
		(In thousands, except shares and per share amounts)
Balance at October 31, 2004	19,959,238	$19,959	$9,090	$0	$250,292	$279,341
Net income for year					70,638	70,638
Cash dividends ($.42 per share)					(8,524)	(8,524)
Issuance of common stock	103,832	104	2,033			2,137
Issuance of restricted common stock			15,668	(15,360)		308
Amortization of unearned compensation				1,753		1,753

Balance at October 31, 2005	20,063,070	20,063	26,791	(13,607)	312,406	345,653
Reversal of unearned compensation upon adoption of 123R			(13,607)	13,607		0
Net loss for year					(11,501)	(11,501)
Cash dividends ($.48 per share)					(9,841)	(9,841)
Issuance of common stock	31,501	32	526			558
Issuance of restricted common stock			907			907
Amortization of unearned compensation			2,564			2,564

Balance at October 31, 2006	20,094,571	20,095	17,181	0	291,064	328,340
Net income for year					78,833	78,833
Cash dividends ($.50 per share)					(10,309)	(10,309)
Issuance of common stock	144,540	144	3,136			3,280
Issuance of restricted common stock			840			840
Amortization of unearned compensation			3,562			3,562

Balance at October 31, 2007	20,239,111	$20,239	$24,719	$0	$359,588	$404,546

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31
	2007	2006	2005
	(In thousands)
Operating activities
Net income (loss)	$78,833	$(11,501)	$70,638
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,195	30,833	24,752
Amortization of unearned compensation	3,562	2,564	1,753
Provision for losses on accounts receivable	304	480	1,063
Deferred income taxes	(300)	3,105	(3,115)
Change in assets and liabilities:
Accounts receivable	(28,858)	(2,577)	9,344
Receivable from insurance companies	0	14,892	(14,892)
Inventories	(22,768)	(11,777)	(9,110)
Prepaid expenses and refundable income taxes	11,462	(16,106)	4,540
Other assets	(385)	(780)	(95)
Accounts payable	13,464	7,046	(5,916)
Accrued expenses and claims payable	10,652	(24,031)	17,419

Total adjustments	20,328	3,649	25,743

Net cash provided by (used in) operating activities	99,161	(7,852)	96,381
Investing activities
Capital expenditures	(114,449)	(82,615)	(128,107)
Net proceeds from sale of property and equipment	1,138	1,030	897

Net cash used in investing activities	(113,311)	(81,585)	(127,210)
Financing activities
Net change in revolving credit	20,000	25,000	0
Long-term borrowings	0	50,000	0
Principal payments on long-term debt	(4,138)	(4,132)	(4,126)
Principal payments on capital lease obligation	(295)	(275)	(260)
Dividends paid	(10,309)	(9,841)	(8,524)
Tax benefit on exercised stock options	1,597	190	0
Purchase and retirement of common stock	0	0	0
Net proceeds from common stock issued	2,522	1,275	2,445

Net cash provided by (used in) financing activities	9,377	62,217	(10,465)

Net change in cash and cash equivalents	(4,773)	(27,220)	(41,294)
Cash and cash equivalents at beginning of year	7,396	34,616	75,910

Cash and cash equivalents at end of year	$2,623	$7,396	$34,616

Supplemental disclosure of cash flow information:
Income taxes paid	$27,084	$9,952	$33,002

Interest paid	$7,247	$3,355	$1,360

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
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. No customer accounted for more than 10.0% of consolidated net sales during fiscal 2007, 2006 or fiscal 2005. Shipping and handling costs are included as a component of cost of sales.
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
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2007, 2006 and 2005, the

Company capitalized interest of approximately $2,056,000, $719,000 and $896,000, respectively, to certain capital expenditures.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $2.5 million, $9.6 million and $13.0 million for fiscal 2007, 2006 and 2005, respectively.
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
Pro forma information regarding net income and earnings per share is required by SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No.123”) for fiscal 2005 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in fiscal 2005.

(In Thousands)
2005

Net income as reported	$70,638
Deduct: Total stock-based employee compensation expense for employee stock options determined under fair value based method for all awards, net of related tax effects	(45)

Pro forma net income	$70,593

Earnings per share
Basic — as reported	$3.53

Basic — pro forma	$3.53

Diluted — as reported	$3.51

Diluted — proforma	$3.51

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
Impact of Recently Issued Accounting Standards:
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted . The Company does not believe the adoption of Interpretation 48 in the first quarter of fiscal 2008 will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of applying SFAS 157 on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value options has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of applying SFAS 159 on the Company’s consolidated financial statements.
2. Hurricane Receivable
The Company’s insurance claim from Hurricane Katrina was settled during the fourth quarter of fiscal 2006 for $22.3 million. The Company also received the final installment of $6.8 million on the claim during the fourth quarter of fiscal 2006.
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
3. Inventories
Inventories consisted of the following:

	October 31
	2007	2006
	(In thousands)
Live poultry-broilers and breeders	$71,908	$53,011
Feed, eggs and other	16,817	13,840
Processed poultry	17,284	18,102
Processed food	7,608	6,492
Packaging materials	5,641	5,045

	$119,258	$96,490

4. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31
	2007	2006
	(In thousands)
Parts and supplies	$9,522	$7,976
Current deferred tax assets	1,772	2,055
Other prepaid expenses	3,440	3,148

	$14,734	$13,179

5. Accrued expenses

Accrued expenses and claims payable consisted of the following:

	October 31
	2007	2006
	(In thousands)
Accrued bonuses	$8,842	$567
Accrued wages	6,332	4,702
Workers’ compensation claims	3,654	3,288
Accrued vacation	3,320	3,125
Accrued rebates	3,263	2,891
Accrued property taxes	3,254	3,167
Other accrued expenses	5,054	5,827

	$33,719	$23,567

6. Long-term Credit Facilities and Debt
     Long-term debt consisted of the following:

	October 31
	2007	2006
	(In thousands)
Revolving credit agreement with banks (weighted average rate of 6.18% at October 31, 2007)	$45,000	$25,000
Term loan, accruing interest at 6.12%, maturing in 2016	50,000	50,000
Term loan with an insurance company, accruing interest at 7.05%; due in annual principal installments of $4,000,000, final principal installment paid in July 2007	0	4,000
Note payable, accruing interest at 5%; due in annual installments of $161,400, including interest, maturing in 2009	328	466
6% Mississippi Business Investment Act bond-capital lease obligation, due November 1, 2012	1,750	2,045

	97,078	81,511
Less current maturities of long-term debt	455	4,433

	$96,623	$77,078

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
On April 27, 2007, the Company amended the revolving credit facility to, among other things, change the covenant requiring minimum debt to total capitalization rate to 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million and extend the expiration date to April 1, 2012. The Company had $180.0 million available to borrow under the line of credit at October 31, 2007.
The term loan consists of a private placement of $50.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility.
The aggregate annual maturities of long-term debt at October 31, 2007 are as follows (in thousands):

Fiscal Year	Amount
2008	$455
2009	482
2010	381
2011	370
2012	55,390
Thereafter	40,000

$97,078

Interest of $2,056,000, $719,000 and $896,000 has been capitalized in the years ended October 31, 2007, 2006 and 2005, respectively.
7. Income Taxes
     Income tax expense (benefit) consisted of the following:

	Years Ended October 31
	2007	2006	2005
	(In thousands)
Current:
Federal	$37,782	$(14,460)	$41,453
State	4,198	(2,790)	5,505

	41,980	(17,250)	46,958
Deferred:
Federal	170	3,855	(2,705)
State	(470)	(750)	(410)

	(300)	3,105	(3,115)

	$41,680	$(14,145)	$43,843

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31
	2007	2006
Deferred tax liabilities
Property, plant and equipment	$21,670	$20,705
Prepaid and other assets	1,160	470

Total deferred tax liabilities	22,830	21,175
Deferred tax assets:
Accrued expenses and accounts receivable	5,300	4,645
Compensation on restricted stock	2,950	1,650

Total deferred tax assets	8,250	6,295

Net deferred tax liabilities	$14,580	$14,880

Current deferred tax assets (included in prepaid expenses)	$(1,772)	$(2,055)
Long-term deferred tax liabilities	16,352	16,935

Net deferred tax liabilities	$14,580	$14,880

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31
	2007	2006	2005
	(In thousands)
Income taxes at statutory rate	$42,180	$(8,976)	$40,068
State income taxes	4,139	(1,546)	3,312
State income tax credits	(1,715)	(755)	0
Federal income tax credits	(2,253)	(2,640)	0
Other, net	(671)	(228)	463

Income tax expense	$41,680	$(14,145)	$43,843

8. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $5,750,000 and $5,500,000 in fiscal 2007 and 2005, respectively. The Company did not make a contribution to the ESOP during fiscal 2006.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s compensation and 50% of employee contributions between 3% and 5% of each employee’s compensation. The Company’s contributions to the 401(k) Plan totaled $3,118,000 in fiscal 2007, $2,893,000 in fiscal 2006 and $2,666,000 in fiscal 2005.
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
     Pursuant to the Plan, on February 23, 2005, the Company’s board of directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s board of directors. Restricted stock granted in fiscal 2005, 2006 and 2007 vests three to ten years from the date of grant. The vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s Common Stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $3,562,000, $2,564,000 and $1,753,000 during fiscal 2007, 2006 and 2005, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted
	Number of	Average Grant
	Shares	Price
Granted during fiscal 2005	354,000	$44.56
Forfeited	(11,000)	$44.56

Outstanding at October 31, 2005	343,000	$44.56
Granted during fiscal 2006	49,050	$33.46
Forfeited	(13,050)	$43.81

Outstanding at October 31, 2006	379,000	$43.15
Granted during fiscal 2007	15,000	$33.70
Forfeited	(5,050)	$42.62

Outstanding at October 31, 2007	388,950	$42.79

None of the restricted awards are vested as of October 31, 2007. The Company had $9.4 million in unrecognized share-based compensation costs as of October 31, 2007 that will be recognized over a weighted average period of 3.1 years.
Also on February 23, 2005 and pursuant to the Plan, the Company’s board of directors approved Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s board of directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s Common Stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, retirement or change in control, as defined. If a participant’s employment is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2007, 2006 and 2005, the participants purchased a total of 18,227, 36,680 and 7,497 shares of restricted stock pursuant to the Purchase Plan, valued at $37.87, $28.81 $41.13 per share, respectively, and the Company issued 4,490, 9,085 and 1,832 matching shares, valued at $37.87, $28.88 and $41.11 per share, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $138,000, $86,000 and $8,000 in fiscal 2007, 2006 and 2005, respectively.
During the quarter ended January 31, 2007 and 2006, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a three-year performance period beginning November 1 of each performance period. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the three-year performance period, participants will receive 50 percent to 150 percent of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,400 and during the quarter ended

January 31, 2007 totaled 102,000. No compensation expense was recognized for the performance shares during the fiscal year ended October 31, 2006 because achievement of the applicable performance measures was not considered probable. Compensation expense of $431,000 was recorded in the fiscal year ended October 31, 2007 for the performance shares issued in the 2007 fiscal year because the attainment of the minimum threshold amounts were considered probable. The attainment of the minimum threshold amounts for the performance shares issued in fiscal year 2006 is not deemed probable at October 31, 2007 and no compensation expense has been recorded for such shares.
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
A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at October 31, 2004	357,376	$11.56
Granted	0	0.00
Exercised	(102,332)	11.27
Forfeited	(33,501)	12.22

Outstanding at October 31, 2005	221,543	11.66
Granted	0	0.00
Exercised	(31,500)	11.69
Forfeited	(1,500)	12.37

Outstanding at October 31, 2006	188,543	$11.66
Granted	0	0.00
Exercised	(144,540)	11.64
Forfeited	(0)	0.00

Outstanding at October 31, 2007	44,003	$11.71

The exercise price of the options outstanding as of October 31, 2007, ranged from $7.40 to $12.37 per share. At October 31, 2007, the weighted average remaining contractual life of the options outstanding was 5 years and all of the options were exercisable. The aggregate intrinsic value of the 44,003 stock options outstanding as of October 31, 2007 was $1.0 million. During the fiscal year ended October 31, 2007, 144,540 options were exercised with an intrinsic value of $3.3 million.
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
11. Other Matters
The Company has vehicle and equipment leases that expire at various dates through fiscal 2012. Rental expense under these leases totaled $8.5 million, $6.3 million and $4.9 million for fiscal 2007, 2006 and 2005, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2007 were as follows:

Fiscal Year	Amount
2008	$ 7.1 million
2009	6.6 million
2010	4.7 million
2011	1.7 million
2012	0.3 million
Thereafter	0.0 million

$20.4 million

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
On July 20, 2006, ten current and former employees of the processing division subsidiary filed an action in the United States District Court for the Eastern District of Louisiana nearly identical to the one described above. Approximately 3,700 individuals purportedly have given their consent to be a party plaintiff to both this action and the action described above. Since the filing of these two complaints, six other substantially similar lawsuits were filed in United States District Courts for the Jackson and Hattiesburg divisions of the Southern District of Mississippi. Unlike the two suits referenced above filed in Louisiana (which suits were consolidated into one action), these complaints are specific to individual processing locations of the processing division subsidiary of the Company.

     On March 26, 2007, the parties to the consolidated Louisiana action filed a Joint Motion for Preliminary Approval of Collection Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel. Although not a party to the Louisiana matter, the plaintiffs in the Mississippi suits agreed to be bound by the settlement reached in the Louisiana suit, and the Mississippi suits have been stayed pending approval of the settlement motion before the Louisiana Court. On April 11, 2007, the Court denied the joint motion on two grounds: (1) The motion was premature because no motion to certify a collective action had been filed in the case, and (2) certain contingencies contained in the settlement agreement gave rise to concerns about whether the settlement agreement was in accordance with the Fair Labor Standards Act. The parties filed a Joint Motion for Reconsideration of this order of the Court, which was granted in part and denied in part by order dated May 3, 2007. In the order, the Court stated it would permit notice to the class to proceed. The Court also stated that if certain contingencies agreed to by the parties in the settlement agreement concerning class participation were met, it would consider the reasonableness of the proposed settlement at a fairness hearing The parties agreed to proceed in this manner, and the Court authorized the distribution of notice to the class. At the joint request of the parties, the Court extended the August 1, 2007 deadline for class members to opt into the lawsuits to September 14, 2007. On November 15, 2007, following the completion of notice to the class, the Company voided the settlement agreement because the contingencies in the agreement concerning class participation were not met. The Court held a settlement conference with the parties on December 5, 2007. At that conference, the parties agreed to a new tentative settlement on terms substantially similar to the earlier settlement, but proportionate to the participation elected by the plaintiff group. The parties agreed to an abbreviated notice period, and are seeking Court approval in order to finalize the settlement agreement. Even if approved, the settlement will still be subject to a fairness hearing to be held at the end of the notice period. In the Mississippi cases, the Company is seeking an extension of the stay currently in effect pending the Court’s approval of the settlement.
     The Company is also involved in various other claims and litigation incidental to its business. Although the outcome of the matters referred to in the proceeding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.

     The Company is also involved in various other claims and litigation incidental to its business. Although the outcome of the matters referred to in the preceding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation, or financial position.
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
QUARTERLY FINANCIAL DATA

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
	(Unaudited)
Net sales	$292,711	$360,471	$394,753	$426,909
Gross profit	9,038	56,707	65,438	54,007
Net income (loss)	(2,849)	26,931	30,680	24,071
Diluted earnings (loss) per share	$(.14)	$1.33	$1.51	$1.18

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$236,203	$239,082	$280,976	$291,669
Gross profit (loss)	(651)	(12,098)	15,244	21,997
Net income (loss)	(8,606)	(16,649)	3,289	10,465
Diluted earnings (loss) per share	$(.43)	$(.83)	$.16	$.52

(1)	Net income for the fourth quarter of fiscal year 2006 reflects the recognition of other income of $3.6 million, or $.11 per share net of income taxes, in insurance proceeds resulting from the Company’s claim for business interruption losses caused by Hurricane Katrina. Net income for the third and fourth quarter of fiscal 2006 also reflects a tax benefit of $2.1 and $.5 million from federal income tax credits related to Hurricane Katrina.

Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period
	(In Thousands)

Year ended October 31, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts Totals	$894	$304		$56	$1,142
Year ended October 31, 2006
Deducted from accounts receivable:
Allowance for doubtful accounts Totals	$749	$480		$335	$894
Year ended October 31, 2005
Deducted from accounts receivable:
Allowance for doubtful accounts Totals	$1,555	$1,063		$1,869	$749

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
     As of October 31, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2007. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we have concluded that, as of October 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst &

Young LLP, has provided an attestation report on management’s assessment of the Company’s internal control over financial reporting as of October 31, 2007.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007 of Sanderson Farms, Inc. and subsidiaries and our report dated December 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
December 20, 2007

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
     The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose members are John H. Baker, III, John Bierbusse, Phil K. Livingston, Gail J. Pittman and Charles W. Ritter, Jr. (Chairman). All members of the audit committee are independent directors under the listing standards of the National Association of Securities Dealers. The Registrant’s Board of Directors has determined that Phil K. Livingston and John Bierbusse are audit committee financial experts.
     The Registrant has adopted a code of ethics that applies to its senior financial personnel, including its chief executive officer, chief financial officer and chief accounting officer. The Registrant will provide a copy of the code of ethics free of charge to any person upon request to:
Sanderson Farms, Inc.
P.O. Box 988
Laurel, Mississippi 39441
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

     The following table provides information as of October 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding options to purchase the Company’s common stock were issued under the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002. That plan has been superceded by the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005. No further options or other awards may be granted under the Stock Option Plan. There are 2,250,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

(c) Number of
	(a) Number of		securities remaining
	securities to be		available for future
	issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and	warrants and	reflected in column
Plan category(1)	rights(2)	rights(2)	(a)(3)
Equity compensation plans approved by security holders	44,003	$11.71	533,649
Equity compensation plans not approved by security holders	0	0	0

Total	44,003	$11.71	533,649

(1)	The table above does not include information concerning the Registrant’s Phantom Stock Agreements dated April 21, 2000 with certain of its executive officers and key employees. These agreements permit the respective holders to claim a cash award from the Registrant at specified times prior to April 21, 2010, equal to a number of shares selected by the holder, but not exceeding in the aggregate the number of shares specified in the agreement, multiplied by the difference between the market value of a share of the Registrant’s common stock at that time and $4.9817. The Company has the option to issue shares of its common stock in lieu of the cash payable to a phantom stock holder upon the exercise of such holder’s phantom stock. Because the value of a share of phantom stock upon conversion depends on the value of the Registrant’s common stock on the conversion date, the number of shares of the Registrant’s common stock that would be issuable upon conversion of the outstanding phantom stock in lieu of a cash payment, should the Registrant exercise its option to issue shares in lieu of paying cash, cannot be determined. Information concerning the amount of the Registrant’s phantom stock awards is contained in the Registrant’s revised definitive proxy statement on Schedule 14A filed on January 28, 2002.

(2)	These columns do not reflect the 15,000, 49,050 and 354,000 shares of restricted stock issued to participants in the Stock Incentive Plan in fiscal 2007, 2006 and 2005, respectively, nor the 77,727 shares of restricted stock purchased by or issued to participants under the management stock purchase plan provisions of the Stock Incentive Plan or the purchase prices therefore.

(3)	Represents shares available for issuance under the Stock Incentive Plan.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2007 and 2006
Consolidated Statements of Operations — Years ended October 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows — Years ended October 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements — October 31, 2007
(a)2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
(a) 3. EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

Exhibit
Number.	Description
3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6 +	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2006. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed January 28, 2006.)

10.7+*	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan.

10.8 +	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.9 +	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.10 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.11 +	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.12+	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

Exhibit
Number.	Description
10.13 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.14+	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.15 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.16+	Form of Restricted Stock Agreement between Registrant and its non-employee directors who are granted restricted stock (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.17 +	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.18+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares (Incorporated by reference to Exhibit 10.22 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006.)

10.19+*	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares.

10.20	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.21	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.22	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.23	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.24	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated April 22, 1999.)

10.25	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing

Exhibit
Number.	Description
Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.26	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.27	Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.28	Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.29	Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.30	First Amendment to Credit Agreement dated April 27, 2007 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed May 2, 2007.)

10.31	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.32	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.33	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.34	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.35	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.36	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.37	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

Exhibit
Number.	Description
23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
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
Chairman of the Board and Chief Executive Officer
Date: December 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr. Joe F. Sanderson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	12/20/07	/s/ Beverly Wade Hogan Beverly Wade Hogan, Director	12/20/07

/s/ John H. Baker, III, John H. Baker, III, Director	12/20/07	/s/ Robert C. Khayat Robert C. Khayat Director	12/20/07

/s/ Fred Banks, Jr. Fred Banks, Jr. Director	12/20/07	/s/ Phil K. Livingston Phil K. Livingston, Director	12/20/07

/s/ John Bierbusse John Bierbusse, Director	12/20/07	/s/ Dianne Mooney Dianne Mooney Director	12/20/07

/s/ Lampkin Butts Lampkin Butts, Director, President and Chief Operating Officer	12/20/07	/s/ Gail Jones Pittman Gail Jones Pittman, Director	12/20/07

/s/ D. Michael Cockrell D. Michael Cockrell, Director, Treasurer and Chief Financial Officer	12/20/07	/s/ Charles W. Ritter, Jr. Charles W. Ritter, Jr., Director	12/20/07

/s/ Ms. Toni Cooley Toni Cooley Director	12/20/07	/s/ Rowan Taylor Rowan Taylor, Director	12/20/07

/s/ James A. Grimes James A. Grimes, Secretary and Chief Accounting Officer (Principal Accounting Officer)	12/20/07

EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6 +	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2006. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed February 28, 2006.)

10.7+*	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan.

10.8 +	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual

Exhibit
Number	Description
Meeting held January 25, 2007.)

10.9 +	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.10 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.11 +	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.12+	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.13 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.14+	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2007.)

10.15 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.16+	Form of Restricted Stock Agreement between Registrant and its non-employee directors who are granted restricted stock (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.17 +	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.18+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares (Incorporated by reference to Exhibit 10.22 filed with Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006.)

10.19+*	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares.

10.20	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.21	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.22	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the

Exhibit
Number	Description
Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.23	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.24	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated April 22, 1999.)

10.25	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.26	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.27	Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.28	Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.29	Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.30	First Amendment to Credit Agreement dated April 27, 2007 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed May 2, 2007)

10.31	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.32	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.33	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.34	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.35	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.36	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended

Exhibit
Number	Description
July 31, 2006.)

10.37	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.