Form 10-Q
period 2008-01-31
SANDERSON FARMS INC
filed 2008-02-26
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐                      Accelerated filer ☒                     Non-accelerated filer ☐                     Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common
Stock, $1 Par Value Per Share: 20,239,111 shares outstanding as of January 31, 2008.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets—January 31, 2008 and October 31, 2007
Condensed consolidated statements of operations—Three months ended January 31, 2008 and 2007
Condensed consolidated statements of cash flows—Three months ended January 31, 2008 and 2007
Notes to condensed consolidated financial statements—January 31, 2008
Report of Independent Registered Public Accounting Firm
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$11,400	$2,623
Accounts receivable, net	61,305	69,484
Refundable income taxes	1,179	1,102
Inventories	152,131	119,258
Prepaid expenses and other current assets	18,669	14,734

Total current assets	244,684	207,201
Property, plant and equipment	682,250	674,018
Less accumulated depreciation	(291,654)	(283,328)

	390,596	390,690
Other assets	2,441	2,482

Total assets	$637,721	$600,373

Current liabilities:
Accounts payable and accrued expenses	$87,608	$78,697
Current maturities of long-term debt	462	455

Total current liabilities	88,070	79,152
Long-term debt, less current maturities	121,471	96,623
Claims payable	3,300	3,700
Deferred income taxes	15,580	16,352
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value:
authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,239,111 at January 31, 2008 and October 31, 2007	20,239	20,239
Paid-in capital	26,156	24,719
Retained earnings	362,905	359,588

Total stockholders’ equity	409,300	404,546

Total liabilities and stockholders’ equity	$637,721	$600,373

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	January 31,
	2008	2007
	(In thousands, except per share data)
Net sales	$362,566	$292,711
Cost and expenses:
Cost of sales	337,139	283,673
Selling, general and administrative	13,805	12,467

	350,944	296,140

OPERATING INCOME (LOSS)	11,622	(3,429)
Other income (expense):
Interest income	72	46
Interest expense	(2,048)	(1,220)
Other	17	4

	(1,959)	(1,170)

INCOME (LOSS) BEFORE INCOME TAXES	9,663	(4,599)
Income tax expense (benefit)	3,441	(1,750)

NET INCOME (LOSS)	$6,222	$(2,849)

Earnings (loss) per share:
Basic	$.31	$(.14)

Diluted	$.30	$(.14)

Dividends per share	$.14	$.12

Weighted average shares outstanding:
Basic	20,239	20,103

Diluted	20,416	20,103

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2008	2007
	(In thousands)
Operating activities
Net income (loss)	$6,222	$(2,849)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,168	8,287
Non-cash stock compensation	968	754
Change in assets and liabilities:
Accounts receivable, net	8,179	(12,240)
Inventories	(32,873)	(8,142)
Other assets	(4,792)	(8,905)
Accounts payable, accrued expenses and other liabilities	5,605	14,150

Total adjustments	(12,745)	(6,096)

Net cash used in operating activities	(6,523)	(8,945)
Investing activities
Capital expenditures	(10,193)	(33,380)
Net proceeds from sale of property and equipment	169	354

Net cash used in investing activities	(10,024)	(33,026)
Financing activities
Principal payments on long-term debt	(145)	(138)
Net borrowings from revolving line of credit	25,000	35,000
Net proceeds from exercise of stock options and management share purchase plan	469	488
Tax benefit on exercised stock options	0	131

Net cash provided by financing activities	25,324	35,481

Net change in cash and cash equivalents	8,777	(6,490)
Cash and cash equivalents at beginning of period	2,623	7,396

Cash and cash equivalents at end of period	$11,400	$906

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,905)	$(2,467)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2008
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.
The consolidated balance sheet at October 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2007.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31,	October 31,
	2008	2007
	(In thousands)
Live poultry-broilers and breeders	$87,247	$71,908
Feed, eggs and other	16,835	16,817
Processed poultry	34,136	17,284
Processed food	8,117	7,608
Packaging materials	5,796	5,641

	$152,131	$119,258

NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of our October 31, 2007 audited financial statements for further information on our employee benefit plans and stock compensation plans. Total stock based compensation expense for the three months ended January 31, 2008 and January 31, 2007 was $968,000 and $754,000, respectively.
During the three months ended January 31, 2008, no options were exercised for shares of common stock.
During the three months ended January 31, 2008, participants in the Company’s Management Share Purchase Plan purchased a total of 14,121 shares of restricted stock at an average price of $33.22 per share and the Company issued 3,507 matching restricted shares.
During November, 2007, the Company granted 36,209 shares of restricted stock to certain officers and key employees. The restricted stock had a grant date fair value of $34.80 per share and vests four years from the date of grant.
During the quarter ended January 31, 2008, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 67,820 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The aggregate target number of shares specified in performance share agreements outstanding as of January 31, 2008 totaled 237,188. Compensation cost of $127,000 was recognized for performance shares during the three months ended January 31, 2008.
NOTE 4 — EARNINGS PER SHARE
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 176,963 common shares were included in the calculation of diluted net income per share for the three months ended January 31, 2008. Restricted stock and employee stock options representing

77,270 common shares for the three months ended January 31, 2007 were excluded from the calculation of diluted net loss per share because the effect was antidilutive.
NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Interpretation 48 effective November 1, 2007. The Company had no significant uncertain tax positions at the date of adoption or at January 31, 2008. Accordingly, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. If interest or penalties are incurred related to uncertain tax positions, such amounts are recognized in income tax expense. Tax periods for all fiscal years after 2003 remain open to examination by the federal and state taxing jurisdiction to which the Company is subject.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of applying SFAS 159 on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 20, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 25, 2008

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2007.
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

     The Company’s processed and prepared foods product line includes over 100 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users. The Company’s fiscal 2008 capital budget includes $4.1 million to install equipment necessary to increase the Company’s capacity to produce further processed and partially cooked chicken products. This project will be completed by the Summer of 2008.
     On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and is expected to reach full production of approximately 1.25 million head of chickens per week during the fourth quarter of fiscal 2008.
     On April 27, 2007, the Company amended its revolving credit facility to, among other things, change the covenant requiring a minimum debt to total capitalization ratio to 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million from $200.0 million and extend the expiration date until April 1, 2012. As of January 31, 2008, the Company was in compliance with all covenants and had $155.0 million available to borrow under the revolving credit facility.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s financial results improved for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to improved market prices for the Company’s poultry products, which more than offset increases in the cost of feed grains. The Company anticipates feed grains will continue to be high and volatile during the remainder of fiscal 2008, as the demand for corn from ethanol producers is affecting the market prices for corn and soybeans. Using fiscal 2008 feed requirements, the Company estimates the cost of feed grains would be approximately $170 to $175 million higher during fiscal 2008 compared to fiscal 2007 if the Company were to price all of its needs at current market prices. These added costs would add approximately 7.4 cents per pound to the cost of a pound of dressed chicken. The Company expects that in order for the industry to maintain margins, chicken market prices, which are likewise volatile, must move in tandem with these higher costs.
RESULTS OF OPERATIONS
Net sales for the three months ended January 31, 2008 were $362.6 million as compared to $292.7 million for the three months ended January 31, 2007, an increase of $69.9 million or 23.9%. The increase in net sales resulted from an increase in the Company’s average sales price of 18.6% and an increase in the pounds of poultry products sold of approximately 5.0%. The additional pounds of poultry products sold resulted from an increase in the number of chickens produced of 10.9% and an increase in the average live weight of chickens produced of 5.0%, partially offset by an increase in inventory of processed chicken. The increase in inventories of processed chicken was the result of a normal accumulation of product for sale into export markets. The additional number of chickens processed was primarily the result of the additional production at the Company’s new Waco processing division, which began operations during the fourth quarter of fiscal 2007 and will reach full capacity of 1,250,000 head per week during the fourth quarter of fiscal 2008. The new Waco plant is dedicated to the big bird deboning market and chickens processed at that plant have a higher average live weight than chickens processed at the Company’s chill pack processing divisions, resulting in a higher average live weight of chickens produced in the first quarter of 2008 as compared to the first quarter of fiscal 2007. In addition, the Company had a planned decrease in the number of chickens produced and the average live weight of chickens produced during the first quarter of fiscal 2007 in response to the difficult market environment during the first three months of fiscal 2007. During the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 the average sales price of the Company poultry products increased 21.1% due to improved market prices of the Company’s poultry products. Market prices for boneless breast, jumbo wings and leg quarters were 6.7%, 12.2% and 30.4% higher, respectively, while a simple average of the Georgia dock prices for whole birds increased 10.3% during the first three months of fiscal 2008 as compared to the first three months of fiscal 2007. The 21.1% increase in the Company’s average sales price of poultry products was higher than the composite increase of the various chicken markets because of the increase during the quarter of inventories of export product, which has a lower average selling price than other products. Pounds sold of prepared food products decreased 9.3% during the three months ended January 31, 2008 as compared to the same period during fiscal 2007, and the average sales price of prepared food products increased 10.3%. The Company is currently removing the kettle operations from the prepared foods plant to enable that facility to produce individually frozen and partially cooked poultry products.
Cost of sales for the three months ended January 31, 2008 increased $53.5 million or 18.9% as compared to the three months ended January 31, 2007. Cost of sales of poultry products increased $51.9 million or 20.6% during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 and resulted from the additional pounds of poultry products sold, described above, and higher feed grain costs. A simple average of the Company’s cost of corn and soybean meal during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 reflected increases of 12.9% and 39.9%, respectively. The Company believes that feed grains will continue to be high and volatile during the remainder of fiscal 2008 due in part to high demand from ethanol producers. Cost of sales of the Company’s prepared food products increased $1.6 million or 5% due to the higher market prices for poultry products, which are a major component of the Company’s prepared food products, and a decrease in the pounds of prepared food products sold of 9.3% during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.
Selling, general and administrative costs for the three months ended January 31, 2008 were $13.8 million as compared to $12.5 million for the three months ended January 31, 2007. The increase in selling, general and administrative costs during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 of $1.3 million resulted primarily from a planned increase in advertising expenses and expenses associated with restricted stock granted to certain officers, directors and key employees. These costs were partially offset by the absence during the first quarter of fiscal 2008 of $297,000 in start up costs related to the new complex in Waco, Texas that were expensed during the first three months of fiscal 2007.
Operating income for the three months ended January 31, 2008 was $11.6 million as compared to operating loss for the three months ended January 31, 2007 of $3.4 million, an improvement of $15.0 million. The improvement in operating income resulted primarily from the improved market prices of poultry products during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, which more than offset increases in feed grains.
Interest expense during the first quarter of fiscal 2008 was approximately $2.0 million as compared to $1.2 million during the first quarter of 2007. The increase in interest expense resulted from higher outstanding debt during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 and the absence of $423,000 in interest costs capitalized to the cost of construction of the new Waco, Texas complex during the first quarter of fiscal 2007. The Company did not capitalize any interest costs during the first quarter of fiscal 2008.
The Company’s effective tax rate during the first quarter of fiscal 2008 was 35.6% as compared to 38.1% during the first quarter of fiscal 2007. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and tax credits. The change in the effective tax rate relates to higher federal Katrina income tax credits in fiscal 2007 as compared to fiscal 2008.
Net income for the three months ended January 31, 2008 was $6.2 million or $.30 per share as compared to a net loss for the three months ended January 31, 2007 of $2.8 million or $.14 per share.
Liquidity and Capital Resources
The Company’s working capital at January 31, 2008 was $156.6 million and its current ratio was 2.8 to 1. This compares to working capital of $128.0 million and a current ratio of 2.6 to 1 as of October 31, 2007. During the three months ended January 31, 2008, the Company spent approximately $10.2 million on planned capital projects.
The Company’s capital budget for fiscal 2008 was approximately $52.6 million at January 31, 2008, which amount includes $17.5 million in operating leases, and will be funded by cash on hand, internally generated working capital, cash flows from operations and available credit. If needed, the Company has $155.0 million available under its revolving line of credit at January 31, 2008. The fiscal 2008 capital budget includes approximately $4.1 million for installation of equipment necessary to increase the Company’s capacity to produce further processed chicken products and partially cooked chicken products at the Company’s prepared foods division in Jackson, Mississippi, and $3.5 million for additional soybean meal storage at the Company’s Texas feed mill.
On April 27, 2007, the Company amended its revolving credit facility to, among other things, change the covenant requiring a minimum debt to total capitalization ratio to 55% during fiscal 2008 and 2009, increase the available credit to $225.0 million and extend the expiration date until April 1, 2012. As of January 31, 2008, the Company was in compliance with all covenants and had $155.0 million available to borrow under the revolving credit facility.
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
     Contingencies
     The Company is a party to a number of legal proceedings as discussed in Item 3 of Part 1 of its Annual Report on Form 10-K for its fiscal year ended October 31, 2007. We recognize the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cases cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determination of these legal proceedings.
     New Accounting Pronouncements
     On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Interpretation 48 effective November 1, 2007. The Company had no significant uncertain tax positions at the date of adoption or at January 31, 2008. Accordingly, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. If interest or penalties are incurred related to uncertain tax positions, such amounts are recognized in income tax expense. Tax periods for all fiscal years after 2003 remain open to examination by the federal and state taxing jurisdiction to which the Company is subject.
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
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of applying SFAS 159 on the Company’s consolidated financial statements.
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
     The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2008. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2008. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2007.
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
     Exhibit 10 Sanderson Farms, Inc. Bonus Award Program effective November 1, 2007. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed on January 29, 2008.)
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

SANDERSON FARMS, INC. (Registrant)

Date: February 26, 2008	By:	/s/ D. Michael Cockrell
Treasurer and Chief
Financial Officer

Date: February 26, 2008	By:	/s/ James A. Grimes
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

3.7	Bylaws of the Registrant amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2007. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed on January 29, 2008.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.