Form 10-Q
period 2008-04-30
SANDERSON FARMS INC
filed 2008-05-22
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common
Stock, $1 Par Value Per Share: 20,275,626 shares outstanding as of April 30, 2008.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,759	$2,623
Accounts receivable, net	76,121	69,484
Refundable income taxes	4,488	1,102
Inventories	172,698	119,258
Prepaid expenses and other current assets	18,043	14,734

Total current assets	278,109	207,201
Property, plant and equipment	699,815	674,018
Less accumulated depreciation	(301,590)	(283,328)

	398,225	390,690
Other assets	2,728	2,482

Total assets	$679,062	$600,373

Current liabilities:
Accounts payable and accrued expenses	$98,953	$78,697
Current maturities of long-term debt	462	455

Total current liabilities	99,415	79,152
Long-term debt, less current maturities	146,471	96,623
Claims payable	4,100	3,700
Deferred income taxes	15,245	16,352
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,275,626 and 20,239,111 at April 30, 2008 and October 31, 2007, respectively	20,276	20,239
Paid-in capital	27,344	24,719
Retained earnings	366,211	359,588

Total stockholders’ equity	413,831	404,546

Total liabilities and stockholders’ equity	$679,062	$600,373

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Net sales	$433,876	$360,471	$796,442	$653,182
Cost and expenses:
Cost of sales	409,250	303,764	746,389	587,437
Selling, general and administrative	14,146	12,988	27,951	25,455

	423,396	316,752	774,340	612,892

OPERATING INCOME	10,480	43,719	22,102	40,290
Other income (expense):
Interest income	23	61	95	107
Interest expense	(1,806)	(1,266)	(3,854)	(2,486)
Other	24	7	41	11

	(1,759)	(1,198)	(3,718)	(2,368)

INCOME BEFORE INCOME TAXES	8,721	42,521	18,384	37,922

Income tax expense	2,504	15,590	5,945	13,840

NET INCOME	$6,217	$26,931	$12,439	$24,082

Earnings per share:
Basic	$.31	$1.34	$.61	$1.20

Diluted	$.30	$1.33	$.61	$1.19

Dividends per share	$.14	$.12	$.28	$.24

Weighted average shares outstanding:
Basic	20,269	20,120	20,254	20,111

Diluted	20,469	20,267	20,443	20,223

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30
	2008	2007
	(In thousands)
Operating activities
Net income	$12,439	$24,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,543	16,658
Non-cash stock compensation	1,855	1,665
Provision for losses on accounts receivable	220	0
Change in assets and liabilities:
Accounts receivable, net	(6,857)	(20,982)
Inventories	(53,440)	(19,007)
Other assets	(8,147)	11,905
Accounts payable, accrued expenses and other liabilities	17,745	6,205

Total adjustments	(28,081)	(3,556)

Net cash provided by (used in) operating activities	(15,642)	20,526
Investing activities
Capital expenditures	(28,169)	(67,400)
Net proceeds from sale of property and equipment	191	401

Net cash used in investing activities	(27,978)	(66,999)
Financing activities
Principal payments on long-term debt	(145)	(138)
Net borrowings from revolving line of credit	50,000	55,000
Net proceeds from exercise of stock options and management share purchase plan	744	905
Tax benefit on exercised stock options	63	331
Dividends paid	(2,906)	(2,467)

Net cash provided by financing activities	47,756	53,631

Net change in cash and cash equivalents	4,136	7,158
Cash and cash equivalents at beginning of period	2,623	7,396

Cash and cash equivalents at end of period	$6,759	$14,554

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,910)	$(2,471)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) April 30, 2008
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30,	October 31,
	2008	2007
	(In thousands)
Live poultry-broilers and breeders	$102,993	$71,908
Feed, eggs and other	24,902	16,817
Processed poultry	30,270	17,284
Processed food	8,945	7,608
Packaging materials	5,588	5,641

	$172,698	$119,258

Inventories of live poultry, feed and eggs increased primarily as a result of higher feed grain costs and additional units of inventory required for the new complex in Waco, Texas. As described below under Critical Accounting Policies and Estimates, the cost of feed grains in live inventories are accumulated during the growing period.
The increase in processed inventories resulted primarily from additional units of export product resulting from the timing of export sales and additional units of inventory at the Company’s new complex at Waco, Texas.
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of our October 31, 2007 audited financial statements for further information on our employee benefit plans and stock compensation plans. Total stock based compensation expense applicable to the Company’s restricted stock grants for the six months ended April 30, 2008 and April 30, 2007 was $1,855,000 and $1,665,000, respectively.
During the quarter ended April 30, 2008, the Company granted 9,000 shares of restricted stock to certain directors. The restricted stock had a grant date fair value of $35.78 per share and vests three years from date of grant.
During the six months ended April 30, 2008, participants in the Company’s Management Share Purchase Plan purchased a total of 19,664 shares of restricted stock at an average price of $34.57 per share and the Company issued 4,873 matching restricted shares.
During November 2007, the Company granted 36,209 shares of restricted stock to certain officers and key employees. The restricted stock had a grant date fair value of $34.80 per share and vests four years from the date of grant.
During the quarter ended January 31, 2008, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 67,820 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. At April 30, 2008, the Company also had performance share agreements in place with certain officers and key employees that were entered into in fiscal 2007 and fiscal 2006. The aggregate target number of shares specified in performance share agreements outstanding as of April 30, 2008 totaled 237,188. Compensation cost of $234,000 was recognized for performance shares during the six months ended April 30, 2008.

NOTE 4 — EARNINGS PER SHARE
Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 200,511 and 188,716 common shares were included in the calculation of diluted net income per share for the three and six months ended April 30, 2008, respectively. Restricted stock and employee stock options representing 146,668 and 111,969 common shares for the three and six months ended April 30, 2007, respectively, were included in the calculation of diluted net income per share.
NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Interpretation 48 effective November 1, 2007. The Company had no significant uncertain tax positions at the date of adoption or at April 30, 2008. Accordingly, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. If interest or penalties are incurred related to uncertain tax positions, such amounts are recognized in income tax expense. Tax periods for all fiscal years after 2003 remain open to examination by the federal and state taxing jurisdiction to which the Company is subject.
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

On March 26, 2007, the parties to the consolidated Louisiana action reached a preliminary settlement and filed a Joint Motion for Preliminary Approval of Collective Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel. Although not parties to the Louisiana matter, the plaintiffs in the Mississippi suits entered into a preliminary settlement agreement and agreed to be bound by the settlement reached in the Louisiana suit. On April 11, 2007, the Court denied the joint motion on two grounds: (1) The motion was premature because no motion to certify a collective action had been filed in the case, and (2) certain contingencies contained in the settlement agreement gave rise to concerns about whether the settlement agreement was in accordance with the Fair Labor Standards Act. The parties filed a Joint Motion for Reconsideration of this order of the Court, which was granted in part and denied in part by order dated May 3, 2007. In the order, the Court stated it would permit notice to the class to proceed. The Court also stated that if certain contingencies agreed to by the parties in the settlement agreement concerning class participation were met, it would consider the reasonableness of the proposed settlement at a fairness hearing. The parties agreed to proceed in this manner, and the Court authorized the distribution of notice to the class. At the joint request of the parties, the Court extended the August 1, 2007 deadline for class members to opt into the lawsuits to September 14, 2007. On November 15, 2007, following the completion of notice to the class, the Company voided the settlement agreement because the contingencies in the agreement concerning class participation were not met. The Court held a settlement conference with the parties on December 5, 2007. At that conference, the parties agreed to a new tentative settlement on terms substantially similar to the earlier settlement, but proportionate to the participation elected by the plaintiff group. The parties agreed to an abbreviated notice period, and are seeking Court approval in order to finalize the settlement agreement. The abbreviated notice period, which provided additional time for class members to opt-in to the new tentative settlement, expired on May 10, 2008. As of the end of the abbreviated notice period, 8,334 purported class members have opted into the settlement, out of a total possible 20,723 class members. Because the Company has payroll data on only 7,409 of these purported class members, not all of these individuals may be eligible to participate in the settlement. On May 11, 2008, the parties filed a joint motion for final approval of settlement, in which the parties ask the court to enter an order setting a date upon which the court will conduct a hearing to consider the fairness of the settlement, and to hear any comments from the class. That motion is pending. The Mississippi cases have been dismissed pending the Court’s final approval of the settlement. Because the Company cannot determine with any certainty the likelihood of approval of the settlement by the court, no reserve has been established or accrued for this matter. The Company estimates that if the settlement is approved in its current form, the cost of the settlement to the Company would be approximately $3.1 million.
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended April 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 20, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
May 20, 2008

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
(2) Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, either of which may affect the value of inventories, the collectibility of accounts receivable or the financial integrity of customers.
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

The Company’s processed and prepared foods product line includes over 75 institutional and consumer packaged food items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users. The Company’s fiscal 2008 capital budget includes $4.1 million to install equipment necessary to increase the Company’s capacity to produce further processed and partially cooked chicken products. This project will be completed by the Summer of 2008.
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
On April 24, 2008, the Company announced that sites in Kinston, North Carolina had been selected for construction of a new feed mill, poultry processing plant and hatchery. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat at full production. The Company expects to begin construction of the new facility this summer, with initial operations scheduled to begin during the fourth quarter of fiscal 2009.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a minimum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured. As of April 30, 2008, the Company was in compliance with all covenants.
EXECUTIVE OVERVIEW OF RESULTS
Although overall market prices for poultry products were mixed during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007, the cost of corn and soybean meal have been at historically high levels during fiscal 2008, resulting in lower margins. The Company believes that the cost of feed grains will continue to be high and volatile for the remainder of fiscal 2008, as the demand for corn from ethanol producers is affecting the market prices for both corn and soybeans. Using fiscal 2008 feed requirements, the Company estimates the cost of feed grains would be approximately $175.0 million to $180.0 million higher during fiscal 2008 compared to fiscal 2007 if the Company were to price all of its remaining needs at current market prices. These higher feed costs would add approximately 7.6 cents per pound to the cost of a pound of dressed chicken. In order to maintain margins, chicken market prices, which are likewise volatile, must move in tandem with these higher costs. The Company’s operations performed well during the first half of the year, which contributed to the Company’s ability to remain profitable despite challenging industry fundamentals.
RESULTS OF OPERATIONS
During the second quarter of fiscal 2008 the Company’s net sales were $433.9 million as compared to $360.5 million during the second quarter of fiscal 2007, an increase of $73.4 million or 20.4%. The increase resulted from an increase in the pounds of poultry products sold of 27.2%, attributable primarily to the new complex that began operations during the fourth quarter of fiscal 2007, partially offset by a decrease in the average sales price of poultry products of 2.2%. Market prices for poultry products were mixed during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. As measured by a simple average of the Georgia dock price for whole chickens, prices increased approximately 6.1% in the Company’s second quarter of fiscal 2008 compared with the same quarter during fiscal 2007. Bulk leg quarter prices were also higher, up 3.9% compared with the second quarter of fiscal 2007. However, boneless breast meat, jumbo wings and tender prices during the second quarter of fiscal 2008 were approximately 10.1%, 15.4% and 25.4% lower, respectively, as compared to the second quarter of fiscal 2007. Net sales of prepared food products were $4.5 million lower, or 11.1%, during the three months ended April 30, 2008 as compared to the same three months during fiscal 2007, and resulted from a decrease in the pounds of prepared food products sold of 5.0 million, or 21.8%, partially offset by a higher average sales price of 13.7%. The Company is currently removing the entree operations from its prepared foods plant to enable that facility to produce individually frozen poultry products and additional cooked poultry products.
Net sales for the six months ended April 30, 2008 were $796.4 million as compared to $653.2 million for the six months ended April 30, 2007, an increase of $143.3 million or 21.9%. The increase in net sales resulted from an increase in the Company’s average sales price of 6.4% and an increase in the pounds of poultry products sold of approximately 16.1%. The additional pounds of poultry products sold resulted from an increase in the number of chickens produced of 13.6% and an increase in the average live weight of chickens produced of 4.5%, partially offset by an increase in inventory of processed chicken. The additional number of chickens processed was primarily the result of the additional production at the Company’s new Waco processing division, which began operations during the fourth quarter of fiscal 2007 and will reach full capacity of 1,250,000 head per week during the fourth quarter of fiscal 2008. The new Waco plant is dedicated to the big bird deboning market and chickens processed at that plant have a higher average live weight than chickens processed at the Company’s chill pack processing locations, resulting in a higher average live weight of chickens produced in the first six months of 2008 as compared to the first six months of fiscal 2007. In addition, the Company had a planned decrease in the number of chickens produced and the average live weight of chickens produced during the first six months of fiscal 2007 in response to the difficult market environment during the first three months of fiscal 2007. During the first half of fiscal 2008 as compared to the first half of fiscal 2007 the average sales price of the Company’s poultry products increased 8.2% due to improved market prices of the Company’s poultry products during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. However, the improvement during the first quarter in market prices for poultry products was partially offset by lower market prices during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. Market prices for boneless breast, jumbo wings and tenders were 2.8%, 2.9% and 15.6% lower, respectively, while a simple average of the Georgia dock prices for whole birds and market prices for leg quarters increased 8.5% and 15.4%, respectively, during the first half of fiscal 2008 as compared to the first half of fiscal 2007. The 8.2% increase in the Company’s average sales price of poultry products was higher than the composite increase of the various chicken markets because of the decrease during the first half of fiscal 2008 of the percentage of its sales attributable to export product, which has a lower average selling price than other products. Pounds sold of prepared food products decreased 15.8% during the first half of fiscal 2008 as compared to the same period during fiscal 2007, and the average sales price of prepared food products increased 11.8%. The Company is currently making changes at the prepared foods plant to increase that facility’s capacity to produce individually frozen poultry products and cooked poultry products.
Cost of sales during the second quarter of fiscal 2008 increased $105.5 million or 34.7% as compared to the same quarter during fiscal 2007. Cost of sales of poultry products increased $112.0 million or 42.4% during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 and resulted from the additional pounds of poultry products sold, described above, and higher feed grain costs. A simple average of the Company’s cost of corn and soybean meal during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 reflected increases of 28.3% and 46.8%, respectively. The Company believes that feed grains will continue to be high and volatile during the remainder of fiscal 2008 due in part to high demand from ethanol producers. Cost of sales of the Company’s prepared food products decreased $6.5 million or 16.5% due to the lower market prices for boneless breast meat, which are a major component of the Company’s prepared food products, and a decrease in the pounds of prepared food products sold of 21.8% during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007.
Cost of sales for the six months ended April 30, 2008 increased $159.0 million or 27.1% as compared to the six months ended April 30, 2007. Cost of sales of poultry products increased $163.9 million or 31.7% during the first half of fiscal 2008 as compared to the first half of fiscal 2007 and resulted from the additional pounds of poultry products sold, described above, and higher feed grain costs. A simple average of the Company’s cost of corn and soybean meal during the first half of fiscal 2008 as compared to the first half of fiscal 2007 reflected increases of 21.7% and 44.4%, respectively. The Company believes that feed grains will continue to be high and volatile during the remainder of fiscal 2008 due in part to high demand from ethanol producers. Cost of sales of the Company’s prepared food products decreased $5.0 million or 7.1% due to the lower market prices for poultry products, which are a major component of the Company’s prepared food products, and a decrease in the pounds of prepared food products sold of 15.8% during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007.
Selling, general and administrative costs for the three and six months ended April 30, 2008 were $14.1 million and $27.9 million, as compared to $13.0 million and $25.4 million, respectively, for the three and six months ended April 30, 2007. The increase in selling, general and administrative costs of $1.1 million and $2.5 million, respectively, for the three and six months ended April 30, 2008 as compared to the same periods during fiscal 2007 resulted primarily from a planned increase in advertising expenses and expenses associated with restricted stock granted to certain officers, directors and key employees. These costs were partially offset by the absence during fiscal 2008 of $1.0 million and $1.3 million in start up costs during the three and six months ended April 30, 2007, respectively, related to the new complex in Waco, Texas.
Operating income during the second quarter of fiscal 2008 was $10.5 million as compared to $43.7 million for the same quarter of fiscal 2007. During the second quarter of fiscal 2008 the Company was negatively impacted by significantly higher feed costs and lower boneless breast meat prices as compared to the second quarter of fiscal 2007. Operating income for the first half of fiscal 2008 was $22.1 million as compared to $40.3 million during the first half of fiscal 2007. Although the overall market prices for poultry products were mixed during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007, cost of corn and soybean meal have been at historically high levels during fiscal 2008, resulting in lower margins. The Company believes that the cost of feed grains will continue to be high and volatile for the remainder of fiscal 2008.
Interest expense during the three and six months ended April 30, 2008 was $1.8 million and $3.9 million, respectively, as compared to $1.3 million and $2.5 million for the same periods during fiscal 2007. The increase in interest expense resulted from higher outstanding debt during fiscal 2008 as compared to fiscal 2007 and $1.2 million in interest costs capitalized to the cost of construction of the new Waco, Texas complex during the first half of fiscal 2007. The Company has not capitalized any interest costs during the first half of fiscal 2008. The impact of higher outstanding debt and the reduction in capitalized interest on interest expense was somewhat offset by lower interest rates incurred on borrowings from the Company’s revolving credit facility.
The Company’s effective tax rate during the second quarter and first half of fiscal 2008 was 28.7% and 32.3%, respectively.

The Company’s effective tax rate during the second quarter and first half of fiscal 2007 was 36.7% and 36.5%, respectively. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and tax credits. The decrease in the effective rate for fiscal 2008 as compared to fiscal 2007 was the result of higher than originally estimated federal Katrina credits for fiscal 2007 that were recognized during fiscal 2008. Management anticipates the effective tax rate to be approximately 36.0% for the second half of fiscal 2008.
Net income for the three months ended April 30, 2008 and 2007 was $6.2 million or $.30 per share and $26.9 million or $1.33 per share, respectively. Net income for the first half of fiscal 2008 was $12.4 million or $.61 per share as compared to $24.1 million or $1.19 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital at April 30, 2008 was $178.7 million and its current ratio was 2.8 to 1. This compares to working capital of $128.0 million and a current ratio of 2.6 to 1 as of October 31, 2007. Working capital increased primarily as a result of increases in inventory values, which increase was the result of higher feed grain prices and additional inventories for the new Waco, Texas complex. During the six months ended April 30, 2008, the Company spent approximately $28.2 million on planned capital projects.
The Company’s capital budget for fiscal 2008 is approximately $56.5 million at April 30, 2008, which includes $17.3 million in operating leases, and will be funded by cash on hand, internally generated working capital, cash flows from operations and available credit. The fiscal 2008 capital budget includes approximately $4.1 million for installation of equipment necessary to increase the Company’s capacity to produce further processed chicken products and partially cooked chicken products at the Company’s prepared foods division in Jackson, Mississippi, $3.5 million for additional soybean meal storage at the Company’s Texas feed mill and approximately $3.0 million for freezer renovation at the Company’s Collins, Mississippi processing plant. In addition to the approved budget the Company plans to spend $8.2 million during fiscal 2008 on the new complex in Kinston, North Carolina.
On April 24, 2008, the Company announced that sites in Kinston, North Carolina have been selected for construction of a new feed mill, poultry processing plant and hatchery. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat at full production. The Company expects to begin construction of the new facility this summer, with initial operations scheduled to begin during the fourth quarter of fiscal 2009, and the estimated cost of the complex to be $126.5 million.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a minimum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured. As of April 30, 2008 the Company had borrowed $95.0 million under the revolving credit facility.
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

Contingencies
The Company is a party to a number of legal proceedings as discussed in Item 3 of Part 1 of its Annual Report on Form 10-K for its fiscal year ended October 31, 2007 and in this quarterly report. We recognize the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cases cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determination of these legal proceedings.
New Accounting Pronouncements
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Interpretation 48 effective November 1, 2007. The Company had no significant uncertain tax positions at the date of adoption or at April 30, 2008. Accordingly, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. If interest or penalties are incurred related to uncertain tax positions, such amounts are recognized in income tax expense. Tax periods for all fiscal years after 2003 remain open to examination by the federal and state taxing jurisdiction to which the Company is subject.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is a purchaser of certain commodities, primarily corn and soybean meal, for use in manufacturing feed for its chickens. As a result, the Company’s earnings are affected by changes in the price and availability of such feed ingredients. Feed grains are subject to volatile price changes caused by factors described below that include demand, weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. The price fluctuations of feed grains have a direct and material effect on the Company’s profitability.
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
The Company purchases physical grain, not financial instruments such as puts, calls or straddles that derive their value from the value of physical grain. Thus, the Company does not use derivative financial instruments as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not enter into any derivative transactions or purchase any grain-related contracts other than the physical grain contracts described above.
The cost of feed grains is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized.
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2008. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2008. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On March 26, 2007, the parties to the consolidated Louisiana action reached a preliminary settlement and filed a Joint Motion for Preliminary Approval of Collective Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel. Although not parties to the Louisiana matter, the plaintiffs in the Mississippi suits entered into a preliminary settlement agreement and agreed to be bound by the settlement reached in the Louisiana suit. On April 11, 2007, the Court denied the joint motion on two grounds: (1) The motion was premature because no motion to certify a collective action had been filed in the case, and (2) certain contingencies contained in the settlement agreement gave rise to concerns about whether the settlement agreement was in accordance with the Fair Labor Standards Act. The parties filed a Joint Motion for Reconsideration of this order of the Court, which was granted in part and denied in part by order dated May 3, 2007. In the order, the Court stated it would permit notice to the class to proceed. The Court also stated that if certain contingencies agreed to by the parties in the settlement agreement concerning class participation were met, it would consider the reasonableness of the proposed settlement at a fairness hearing. The parties agreed to proceed in this manner, and the Court authorized the distribution of notice to the class. At the joint request of the parties, the Court extended the August 1, 2007 deadline for class members to opt into the lawsuits to September 14, 2007. On November 15, 2007, following the completion of notice to the class, the Company voided the settlement agreement because the contingencies in the agreement concerning class participation were not met. The Court held a settlement conference with the parties on December 5, 2007. At that conference, the parties agreed to a new tentative settlement on terms substantially similar to the earlier settlement, but proportionate to the participation elected by the plaintiff group. The parties agreed to an abbreviated notice period, and are seeking Court approval in order to finalize the settlement agreement. The abbreviated notice period, which provided additional time for class members to opt-in to the new tentative settlement, expired on May 10, 2008. As of the end of the abbreviated notice period, 8,334 purported class members have opted into the settlement, out of a total possible 20,723 class members. Because the Company has payroll data on only 7,409 of these purported class members, not all of these individuals may be eligible to participate in the settlement. On May 11, 2008, the parties filed a joint motion for final approval of settlement, in which the parties ask the court to enter an order setting a date upon which the court will conduct a hearing to consider the fairness of the settlement, and to hear any comments from the class. That motion is pending. The Mississippi cases have been dismissed pending the Court’s final approval of the settlement. Because the Company cannot determine with any certainty the likelihood of approval of the settlement by the court, no reserve has been established or accrued for this matter. The Company estimates that if the settlement is approved in its current form, the cost of the settlement to the Company would be approximately $3.1 million.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During its second fiscal quarter, the Company repurchased shares of its common stock as follows.

				(d) Maximum
				Number (or
				Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share (or	Announced Plans or	the Plans or
Period	Purchased[1]	Unit)	Programs[2]	Programs
February 1, 2008 — February 29, 2008			0	0
March 1, 2008 — March 31, 2008	0		0	0
April 1, 2008 — April 30, 2008	3,000	$35.78	3,000	222,000
Total	3,000	$35.78	3,000	222,000

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On April 28, 2008, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase up to 225,000 shares of its common stock over the next four years.
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

      Exhibit 10.1*+ Sanderson Farms, Inc. Share Purchase Agreement, as amended effective April 24, 2008.
      Exhibit 10.2 Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2008.)
      Exhibit 10.3 Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2008.)
      Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.
      Exhibit 31.1* Certification of Chief Executive Officer.
      Exhibit 31.2* Certification of Chief Financial Officer.
      Exhibit 32.1** Section 1350 Certification.
      Exhibit 32.2** Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.

(Registrant)

Date: May 22, 2008	By:	/s/ D. Michael Cockrell
Treasurer and Chief
Financial Officer

Date: May 22, 2008	By:	/s/ James A. Grimes
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

3.7		Bylaws of the Registrant amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1	*+	Sanderson Farms, Inc. Share Purchase Agreement, as amended effective April 24, 2008.

10.2
Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2008.)

10.3
Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2008.)

15	*	Accountants’ Letter re: Unaudited Financial Information.

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1	**	Section 1350 Certification.

32.2	**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Compensatory plan or arrangement