Form 10-Q
period 2008-07-31
SANDERSON FARMS INC
filed 2008-08-26
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 20,284,591 shares outstanding as of July 31, 2008.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$20,154	$2,623
Accounts receivable, net	58,331	69,484
Refundable income taxes	7,670	1,102
Inventories	186,976	119,258
Prepaid expenses and other current assets	17,921	14,734

Total current assets	291,052	207,201
Property, plant and equipment	721,056	674,018
Less accumulated depreciation	(305,326)	(283,328)

	415,730	390,690
Other assets	2,679	2,482

Total assets	$709,461	$600,373

Current liabilities:
Accounts payable and accrued expenses	$105,594	$78,697
Current maturities of long-term debt	1,114	455

Total current liabilities	106,708	79,152
Long-term debt, less current maturities	175,996	96,623
Claims payable	3,700	3,700
Deferred income taxes	15,700	16,352
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,284,591 and 20,239,111 at July 31, 2008 and October 31, 2007, respectively	20,285	20,239
Paid-in capital	27,417	24,719
Retained earnings	359,655	359,588

Total stockholders’ equity	407,357	404,546

Total liabilities and stockholders’ equity	$709,461	$600,373

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net sales	$466,915	$394,753	$1,263,357	$1,047,935
Cost and expenses:
Cost of sales	454,678	329,315	1,201,067	916,752
Selling, general and administrative	12,979	18,058	40,930	43,513
Donning and Doffing Settlement	2,693	0	2,693	0

	470,350	347,373	1,244,690	960,265

OPERATING INCOME (LOSS)	(3,435)	47,380	18,667	87,670
Other income (expense):
Interest income	48	86	143	193
Interest expense	(2,259)	(1,139)	(6,113)	(3,625)
Other	(34)	13	7	24

	(2,245)	(1,040)	(5,963)	(3,408)

INCOME (LOSS) BEFORE INCOME TAXES	(5,680)	46,340	12,704	84,262

Income tax expense (benefit)	(2,035)	15,660	3,910	29,500

NET INCOME (LOSS)	$(3,645)	$30,680	$8,794	$54,762

Earnings (loss) per share:
Basic	$(.18)	$1.52	$.43	$2.72

Diluted	$(.18)	$1.51	$.43	$2.70

Dividends per share	$.14	$.12	$.42	$.36

Weighted average shares outstanding:
Basic	20,283	20,137	20,264	20,120

Diluted	20,283	20,366	20,469	20,271

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,
	2008	2007
	(In thousands)

Operating activities
Net income	$8,794	$54,762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,143	24,843
Non-cash stock compensation	1,985	2,378
Provision for losses on accounts receivable	220	0
Change in assets and liabilities:
Accounts receivable, net	10,933	(11,198)
Inventories	(67,718)	(38,490)
Other assets	(11,066)	12,119
Accounts payable, accrued expenses and other liabilities	23,986	23,628

Total adjustments	(10,517)	13,280

Net cash provided by (used in) operating activities	(1,723)	68,042

Investing activities
Capital expenditures	(42,281)	(96,596)
Net proceeds from sale of property and equipment	573	1,308

Net cash used in investing activities	(41,708)	(95,288)

Financing activities
Principal payments on long-term debt	(289)	(4,138)
Net borrowings from revolving line of credit	66,307	45,000
Net proceeds from exercise of stock options and management share purchase plan	606	1,195
Tax benefit on exercised stock options	153	428
Dividends paid	(5,815)	(4,938)

Net cash provided by financing activities	60,962	37,547

Net change in cash and cash equivalents	17,531	10,301
Cash and cash equivalents at beginning of period	2,623	7,396

Cash and cash equivalents at end of period	$20,154	$17,697

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,912)	$(2,472)
Asset acquired through capital lease	$14,014	$0
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2008
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	July 31,	October 31,
	2008	2007
	(In thousands)

Live poultry-broilers and breeders	$113,206	$71,908
Feed, eggs and other	24,436	16,817
Processed poultry	34,930	17,284
Processed food	8,796	7,608
Packaging materials	5,608	5,641

	$186,976	$119,258

Inventories of live poultry, feed and eggs increased primarily as a result of higher feed grain costs and additional units of inventory required for the new complex in Waco, Texas. As described below under Critical Accounting Policies and Estimates, the cost of feed grains in live inventories is accumulated during the growing period.
The increase in processed inventories resulted primarily from additional units of export product resulting from the timing of export sales, additional units of inventory at the Company’s new complex at Waco, Texas and higher grain prices.
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of our October 31, 2007 audited financial statements for further information on our employee benefit plans and stock compensation plans. Total stock based compensation expense applicable to the Company’s restricted stock grants for the nine months ended July 31, 2008 and July 31, 2007 was $1,985,000 and $2,378,000, respectively.
During February 2008, the Company granted 9,000 shares of restricted stock to certain directors. The restricted stock had a grant date fair value of $35.78 per share and vests three years from date of grant.
During November 2007, the Company granted 36,209 shares of restricted stock to certain officers and key employees. The restricted stock had a grant date fair value of $34.80 per share and vests four years from the date of grant.
During the nine months ended July 31, 2008, participants in the Company’s Management Share Purchase Plan purchased a total of 25,922 shares of restricted stock at an average price of $34.56 per share and the Company issued 6,421 matching restricted shares.
During the quarter ended January 31, 2008, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 67,820 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. At July 31, 2008, the Company also had performance share agreements in place with certain officers and key employees that were entered into in fiscal 2007 and fiscal 2006. The aggregate target number of shares specified in performance share agreements outstanding as of July 31, 2008 totaled 239,412. No compensation costs have been recorded as of July 31, 2008 because achievement of performance measures is not considered probable.

NOTE 4 — EARNINGS PER SHARE
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 239,545 common shares were not included in the calculation of diluted net loss per share for the three months ended July 31, 2008, because the effect was antidilutitive. Restricted stock and employee stock options representing 205,659 common shares were included in the calculation of diluted net income per share for the nine months ended July 31, 2008. Restricted stock and employee stock options representing 229,148 and 151,029 common shares for the three and nine months ended July 31, 2007, respectively, were included in the calculation of diluted net income per share.
NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Interpretation 48 effective November 1, 2007. The Company had no significant uncertain tax positions at the date of adoption or at July 31, 2008. Accordingly, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. If interest or penalties are incurred related to uncertain tax positions, such amounts are recognized in income tax expense. Tax periods for all fiscal years after 2003 remain open to examination by the federal and state taxing jurisdiction to which the Company is subject.
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
NOTE 6 — OTHER MATTERS
As discussed in Item 3. Legal Proceedings, of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2007 and in Item 1 of Part II of its Quarterly Report on Form 10-Q for the quarter ended April 30, 2008, the Company’s subsidiaries have been parties to so called “donning and doffing” litigation pending in the U. S. District Court for the Eastern District of Louisiana. The litigation consisted of several consolidated actions, the first of which was filed on June 6, 2006. Jointly with the plaintiffs, the Company submitted a proposed settlement of that litigation to the court. The fairness hearing at which the court considered the merits of the proposed settlement terms and agreement was held on June 19, 2008. The court approved the Collective Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel on June 19, 2008. The class members’ checks were mailed on July 7, 2008, which brought this action to its conclusion. The Company’s statement of operations for the three and nine months ended July 31, 2008 includes the total settlement of $2.7 million.
The Company is also involved in various other claims and litigation incidental to its business. Although the outcome of the matters referred to in the preceding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these proceedings cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determinations of these legal proceedings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
August 22, 2008

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
(2) Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, either of which may affect the value of inventories, the collectibility of accounts receivable or the financial integrity of customers, and the ability of the end user or consumer to afford protein.
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
The Company’s processed and prepared foods product line includes over 75 institutional and consumer packaged partially cooked chicken items that it sells nationally and regionally, primarily to distributors, food service establishments and retailers. A majority of the prepared food items are made to the specifications of food service users. The Company’s fiscal 2008 capital budget includes $4.1 million to install equipment necessary to increase the Company’s capacity to produce further processed and partially cooked chicken products. This project was completed during April 2008.
On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and was originally planned to reach full production of approximately 1.25 million head of chickens per week during the fourth quarter of fiscal 2008. However, in light of current market fundamentals, the Company intends to hold production at 1.1 million head of chickens per week until market conditions improve.
On April 24, 2008, the Company announced that sites in Kinston, North Carolina had been selected for construction of a new feed mill, poultry processing plant, hatchery and wastewater treatment facility. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat at full production. On June 26, 2008 the Company announced that this new complex would be placed on hold until such time that market fundamentals improve.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a minimum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured. The facility was amended on July 25, 2008 to set the capital budget limitation for fiscal 2008 at $60 million. As of July 31, 2008, the Company was in compliance with all covenants.
EXECUTIVE OVERVIEW OF RESULTS
Market prices for poultry products were mixed during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007, and the cost of corn and soybean meal have been at historically high levels during fiscal 2008, resulting in lower margins. The Company believes that the cost of feed grains will continue to be high and volatile for the remainder of fiscal 2008 and into fiscal 2009, as the demand for corn from ethanol producers, export markets and protein producers, and concerns about adequate supply and the impact of weather on this year’s crops, are affecting the market prices for both corn and soybeans. Using fiscal 2008 feed requirements, the Company estimates the cost of feed grains would be approximately $170.0 million higher during fiscal 2008 compared to fiscal 2007 if the Company were to price all of its remaining needs at current market prices. These higher feed costs would add approximately 7.2 cents per pound to the cost of a pound of dressed chicken. In order to maintain margins, chicken prices, which are likewise volatile, must move in tandem with these higher costs. However, the Company’s results for the third fiscal quarter and the first nine months of the fiscal year reflect the fact that prices for the Company’s poultry products have not moved in tandem with the higher grain costs, which make up approximately 50% of the Company’s cost of goods sold. While feed costs are expected to increase more than 7 cents per pound, chicken market prices through the first nine months of the year are up only 2.2 cents per pound and, for the third fiscal quarter, were lower by 3.4 cents per pound. The Company cannot predict if or when input costs will return to historical levels, or when chicken prices will move to a level allowing the Company to offset such costs and return to historical margins.
RESULTS OF OPERATIONS
During the third quarter of fiscal 2008 the Company’s net sales were $466.9 million as compared to $394.8 million during the third quarter of fiscal 2007, an increase of $72.2 million or 18.3%. The increase resulted from an increase in the pounds of poultry products sold of 28.8%, attributable primarily to the new complex that began operations during the fourth quarter of fiscal 2007, partially offset by a decrease in the average sales price of poultry products of 4.7%. Market prices for poultry products were mixed during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. A simple average of the Georgia dock price for whole chickens increased approximately 7.0% in the Company’s third quarter of fiscal 2008 compared with the same quarter during fiscal 2007. The market price for bulk leg quarters as measured by the price discovery company Urner Barry (“UB”) was also higher, up 3.1% compared with the third quarter of fiscal 2007. However, the UB price for boneless breast meat, jumbo wings and tender prices during the third quarter of fiscal 2008 were approximately 10.7%, 30.1% and 16.8% lower, respectively, as compared to the third quarter of fiscal 2007. Net sales of prepared food products were $8.1 million lower, or 19.8%, during the three months ended July 31, 2008 as compared to the same three months during fiscal 2007, and resulted from a decrease in the pounds of prepared food products sold of 6.9 million, or 29.7%, partially offset by a higher average sales price of 14.0%.
Net sales for the nine months ended July 31, 2008 were $1,263.4 million as compared to $1,047.9 million for the nine months ended July 31, 2007, an increase of $215.4 million or 20.6%. The increase in net sales resulted from an increase in the Company’s average sales price of 1.6% and an increase in the pounds of poultry products sold of approximately 20.4%. The additional pounds of poultry products sold resulted from an increase in the number of chickens produced of 14.2% and an increase in the average live weight of chickens produced of 4.5%, partially offset by an increase in inventory of processed chicken. The additional number of chickens processed was primarily the result of the additional production at the Company’s new Waco processing division, which began operations during the fourth quarter of fiscal 2007 and has increased production since that time. The new Waco plant is dedicated to the big bird deboning market and chickens processed at that plant have a higher average live weight than chickens processed at the Company’s chill pack processing locations, resulting in a higher average live weight of chickens produced in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. In addition, the Company had a planned decrease in the number of chickens produced and the average live weight of chickens produced during the first half of fiscal 2007. During the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007, the average sales price of the Company’s poultry products increased 3.4% due to improved market prices of the Company’s poultry products during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. However, the improvement during the first quarter in market prices for poultry products was partially offset by lower market prices during the second and third quarters of fiscal 2008 as compared to the second and third quarters of fiscal 2007. Market prices for boneless breast, jumbo wings and tenders as reported by UB were 5.7%, 12.7% and 16.0% lower, respectively, while a simple average of the Georgia dock prices for whole birds and market prices for leg quarters increased 7.9% and 10.4%, respectively, during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. The 3.4% increase in the Company’s average sales price of poultry products was higher than the composite increase of the various chicken markets because of the decrease during the first quarter of fiscal 2008 of the percentage of its sales attributable to export product, which has a lower average selling price than other products. Pounds sold of prepared food products decreased 20.5% during the first nine months of fiscal 2008 as compared to the same period during fiscal 2007, and the average sales price of prepared food products increased 12.4%. The Company removed the entree operations from its prepared foods plant during the second fiscal quarter of 2008 to enable that facility to produce individually frozen poultry products and additional partially cooked chicken products.
Cost of sales during the third quarter of fiscal 2008 increased $125.4 million or 38.1% as compared to the same quarter during fiscal 2007. Cost of sales of poultry products increased $133.0 million or 45.7% during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 and resulted from the additional pounds of poultry products sold, described above, and higher feed grain costs. A simple average of the Company’s cost of corn and soybean meal delivered during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 reflected increases of 30.7% and 52.4%, respectively. The Company believes that feed grains will continue to be high and volatile during the remainder of fiscal 2008 and into fiscal 2009 due in part to high demand from ethanol producers, export markets and protein producers. Cost of sales of the Company’s prepared food products decreased $7.6 million or 19.8% due to the lower market prices for boneless breast meat, which is a major component of the Company’s prepared food products, and a decrease in the pounds of prepared food products sold of 29.7% during the three months ended July 31, 2008 as compared to the three months ended July 31, 2007.
Cost of sales for the nine months ended July 31, 2008 increased $284.3 million or 31.0% as compared to the nine months ended July 31, 2007. Cost of sales of poultry products increased $296.9 million or 36.8% during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 and resulted from the additional pounds of poultry products sold, described above, and higher feed grain costs. A simple average of the Company’s cost of corn and soybean meal delivered during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 reflected increases of 25.0% and 47.3%, respectively. The Company believes that feed grains will continue to be high and volatile during the remainder of fiscal 2008 and into fiscal 2009 due in part to high demand from ethanol producers, export markets and protein producers. Cost of sales of the Company’s prepared food products decreased $12.6 million or 11.5% due to the lower market prices for poultry products, which is a major component of the Company’s prepared food products, and a decrease in the pounds of prepared food products sold of 20.5% during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007.
Selling, general and administrative costs for the three and nine months ended July 31, 2008 were $13.0 million and $40.9 million, as compared to $18.1 million and $43.5 million, respectively, for the three and nine months ended July 31, 2007. The decrease in selling, general and administrative costs of $5.1 million and $2.6 million, respectively, for the three and nine months ended July 31, 2008 as compared to the same periods during fiscal 2007 resulted primarily from the accrual during fiscal 2007 under the Company’s Employee Stock Option Plan and the absence during fiscal 2008 of $2.4 million and $3.7 million in start up costs during the three and nine months ended July 31, 2007, respectively, related to the new complex in Waco, Texas.
As described in Note 6 to the Company’s financial statements, the Company settled the donning and doffing litigation during the third quarter of fiscal 2008. The settlement resulted in the recognition of a $2.7 million expense during the three and nine months ended July 31, 2008.
The operating loss during the third quarter of fiscal 2008 was $3.4 million as compared to an operating income of $47.4 million for the same quarter of fiscal 2007. During the third quarter of fiscal 2008, the Company was negatively impacted by significantly higher feed costs, lower boneless breast meat prices and the cost incurred to settle the donning and doffing litigation as compared to the third quarter of fiscal 2007. Operating income for the nine months of fiscal 2008 was $18.7 million as compared to $87.7 million during the first nine months of fiscal 2007. Overall market prices for poultry products were mixed during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 and the cost of corn and soybean meal have been at historically high levels during fiscal 2008, resulting in lower margins. The Company believes that the cost of feed grains will continue to be high and volatile for the remainder of fiscal 2008 and into fiscal 2009.

Interest expense during the three and nine months ended July 31, 2008 was $2.3 million and $6.1 million, respectively, as compared to $1.1 million and $3.6 million for the same periods during fiscal 2007. The increase in interest expense resulted from higher outstanding debt during fiscal 2008 as compared to fiscal 2007 and $2.1 million in interest costs capitalized to the cost of construction of the new Waco, Texas complex during the first nine months of fiscal 2007. The Company has not capitalized any interest costs during the first nine months of fiscal 2008. The impact of higher outstanding debt and the reduction in capitalized interest on interest expense was somewhat offset by lower interest rates incurred on borrowings from the Company’s revolving credit facility.
The Company’s effective tax rate during the third quarter and first nine months of fiscal 2008 was 35.8% and 30.8%, respectively. The Company’s effective tax rate during the third quarter and first nine months of fiscal 2007 was 33.8% and 35.0%, respectively. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and tax credits. The decrease in the effective rate for the first nine months of fiscal 2008 as compared to the same period in fiscal 2007 was the result of higher than originally estimated federal Hurricane Katrina credits for fiscal 2007 that were recognized during fiscal 2008. Management anticipates the effective tax rate to be approximately 36.0% during the fourth fiscal quarter of 2008.
The Company reported a net loss for the third quarter of fiscal 2008 of $3.6 million or $.18 per share. For the three months ended July 31, 2007 the Company reported a net income of $30.7 million of $1.51 per share. Net income for the first nine months of fiscal 2008 and 2007 was $8.8 million or $.43 per share as compared to $54.8 million or $2.70 per share, respectively. The results for the three and nine months ended July 31, 2008 include a $1.7 million charge, net of income taxes, or $.09 per share for the settlement of the Company’s donning and doffing litigation.
Liquidity and Capital Resources
The Company’s working capital at July 31, 2008 was $184.3 million and its current ratio was 2.7 to 1. This compares to working capital of $128.0 million and a current ratio of 2.6 to 1 as of October 31, 2007. Working capital increased primarily as a result of increases in inventory values, which increase was the result of higher feed grain prices and additional inventories for the new Waco, Texas complex. During the nine months ended July 31, 2008, the Company spent approximately $42.3 million on planned capital projects. The $42.3 million expended during the nine months ended July 31, 2008 includes $7.3 million spent for the new complex in Kinston, North Carolina.
The Company’s capital budget for fiscal 2008 is approximately $59.6 million at July 31, 2008, which includes $17.3 million in leases, and will be funded by cash on hand, internally generated working capital, cash flows from operations and available credit. In addition to the approved budget, the Company plans to spend $8.2 million during fiscal 2008 on the new complex in Kinston, North Carolina. The expenditures for the Kinston plant include payments for land, engineering and site selection and design work for which the Company became obligated before postponing construction of the project and which the Company will use when the project moves forward. The fiscal 2008 capital budget includes approximately $4.1 million for installation of equipment necessary to increase the Company’s capacity to produce further processed chicken products and partially cooked chicken products at the Company’s prepared foods division in Jackson, Mississippi, $3.5 million for additional soybean meal storage at the Company’s Texas feed mill and approximately $3.0 million for freezer renovation at the Company’s Collins, Mississippi processing plant.
On April 24, 2008, the Company announced that sites in Kinston, North Carolina had been selected for construction of a new feed mill, poultry processing plant and hatchery. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat at full production. On June 26, 2008, the Company announced that construction and start-up of the new Kinston, North Carolina complex would be delayed in light of market conditions.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a minimum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured. The facility was amended on July 25, 2008 to set the capital budget limitations for fiscal 2008 at $60 million. As of July 31, 2008 the Company had borrowed $111.3 million under the revolving credit facility.
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
Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The cost associated with broiler inventories, consisting principally of chicks, feed, medicine and payments to the growers who raise the chicks for us, are accumulated during the growing period. The cost associated with breeder inventories, consisting principally of breeder chicks, feed, medicine and grower payments are accumulated during the growing period. Capitalized breeder costs are then amortized over nine months using the straight-line method. Mortality of broilers and breeders is charged to cost of sales as incurred. If market prices for chicken, feed or medicine or if grower payments increase (or decrease) during the period, the Company could have an increase (or decrease) in the market value of its inventory as well as an increase (or decrease) in costs of sales. Should the Company decide that the nine month amortization period used to amortize the breeder costs is no longer appropriate as a result of operational changes, a shorter (or longer) amortization period could increase (or decrease) the costs of sales recorded in future periods. High mortality from disease or extreme temperatures would result in abnormal charges to cost of sales to write-down live poultry inventories.
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
New Accounting Pronouncements
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for “Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Interpretation 48 effective November 1, 2007. The Company had no significant uncertain tax positions at the date of adoption or at July 31, 2008. Accordingly, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. If interest or penalties are incurred related to uncertain tax positions, such amounts are recognized in income tax expense. Tax periods for all fiscal years after 2003 remain open to examination by the federal and state taxing jurisdiction to which the Company is subject.
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
•	Current market prices;

•	Current and predicted weather patterns in the United States, South America, China and other grain producing areas, as such weather patterns might affect the planting, growing, harvesting and yield of feed grains;

•	The expected size of the harvest of feed grains in the United States and other grain producing areas of the world as reported by governmental and private sources;

•	Current and expected changes to the agricultural policies of the United States and foreign governments;

•	The relative strength of United States currency and expected changes therein as it might impact the ability of foreign countries to buy United States feed grain commodities;

•	The current and expected volumes of export of feed grain commodities as reported by governmental and private sources;

•	The current and expected use of available feed grains for uses other than as livestock feed grains (such as the use of corn for the production of ethanol, which use is impacted by the price of crude oil and governmental policy); and

•	Current and expected market prices for the Company’s poultry products.
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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2008. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2008. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As discussed in Item 3. Legal Proceedings, of Part I of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2007 and in Item 1 of Part II of its Quarterly Report on Form 10-Q for the quarter ended April 30, 2008, the Company’s subsidiaries have been parties to so called “donning and doffing” litigation pending in the U. S. District Court for the Eastern District of Louisiana. The litigation consisted of several consolidated actions, the first of which was filed on June 6, 2006. Jointly with the plaintiffs, the Company submitted a proposed settlement of that litigation to the court. The fairness hearing at which the court considered the merits of the proposed settlement terms and agreement was held on June 19, 2008. The court approved the Collective Action Settlement and Appointment of Plaintiff’s Counsel as Class Counsel on June 19, 2008. The class members’ checks were mailed on July 7, 2008, which brought this action to its conclusion. The Company’s statement of operations for the three and nine months ended July 31, 2008 includes the total settlement of $2.7 million.
The Company is also involved in various other claims and litigation incidental to its business. Although the outcome of the matters referred to in the preceding sentence cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these proceedings cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determinations of these legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of		Part of Publicly	Be Purchased Under
	Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased[1]	Paid per Share	Programs[2]	Programs
May 1, 2008 — May 31, 2008	0	$00.00	0	222,000
June 1, 2008 — June 31, 2008	542	$34.52	542	221,458
July 1, 2008 — July 30, 2008	0	$00.00	0	221,458
Total	542	$34.52	542	221,458

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On April 28, 2008, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase up to 225,000 shares of its common stock over the next four years.

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
     Exhibit 10.1* First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein.
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

SANDERSON FARMS, INC. (Registrant)
Date: August 26, 2008	By:	/s/ D. Michael Cockrell
Treasurer and Chief
Financial Officer

Date: August 26, 2008	By:	/s/ James A. Grimes
Secretary and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of December 2, 2004. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on December 8, 2004.)

10.1*	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.