Form 10-K
period 2008-10-31
SANDERSON FARMS INC
filed 2008-12-19
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 1-14977
SANDERSON FARMS, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0615843
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
127 Flynt Road
Laurel, Mississippi	39443
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (601) 649-4030
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of exchange on which registered:
Common stock, $1.00 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: Preferred share purchase rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $689,680,211.67.
     Number of shares outstanding of the Registrant’s common stock as of December 18, 2008: 20,288,643 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
     Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2008, which is the year for which this Annual Report is filed.
     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission’s Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 19, 2008.
PART I
Item 1. Business
(a) GENERAL DEVELOPMENT OF THE REGISTRANT’S BUSINESS
     The Registrant was incorporated in Mississippi in 1955, and is a fully-integrated poultry processing company engaged in the production, processing, marketing and distribution of fresh and frozen chicken products. In addition, the Registrant is engaged in the processing, marketing and distribution of prepared chicken through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division).
     The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to brokers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2008 the Registrant processed 390.3 million chickens, or over 2.4 billion dressed pounds. According to 2008 industry statistics, the Registrant was the 4th largest processor of dressed chickens in the United States based on estimated average weekly processing.
     The Registrant’s chicken operations presently encompass 7 hatcheries, 6 feed mills and 8 processing plants. The Registrant has contracts with operators of approximately 569 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 182 breeder farms.
     The Company’s prepared chicken product line includes over 75 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
     Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1995, this expansion included the expansion of the Registrant’s Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Hazlehurst, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared chicken facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins,

Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant’s poultry processing facilities, and the construction and start-up of its McComb, Mississippi production and processing facilities, including a hatchery, a feed mill, a processing plant, a waste water treatment facility and a water treatment facility. In addition, since 1987, the Registrant completed the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.
     In 1997, the Registrant began initial operations at a new poultry processing complex in Bryan, Texas. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. This plant has the capacity to process 1.25 million head of chicken per week.
     In the fourth quarter of fiscal 2005, the Registrant began initial operations at a new poultry processing complex in southern Georgia. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. This plant has the capacity to process 1.25 million head of chicken per week.
     During fiscal 2006, the Company announced its plans to construct a new poultry complex in Waco, Texas. The completed complex consists of an expansion of the feed mill in Robertson County, Texas and a hatchery, processing plant and wastewater treatment facility, and will process 1.25 million head per week at full capacity. In light of market fundamentals, the Company announced its intentions in August to hold production at 1.1 million head of chickens per week. The Company will move the Waco plant to full production during the first calendar quarter of 2009 as construction of poultry houses is completed.
     On April 24, 2008, the Company announced its plans to construct a new poultry complex in Kinston, North Carolina. However, on June 26, 2008, the Company announced that it will postpone construction of that new facility until market conditions improve.
     Since 1997, the Company has changed its marketing strategy to move away from the small bird markets serving primarily the fast food markets and to concentrate its production in the retail and big bird deboning markets serving the retail and food service industries. This market shift has resulted in larger average bird weights of the chickens processed by the Company, and has substantially increased the number of pounds processed by the Company. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.
     Capital expenditures for fiscal 2008 were funded by working capital and borrowings under the Registrant’s revolving credit agreement. On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured, and, unless extended, expires May 1, 2013. As of October 31, 2008, the Company was in compliance with all covenants and had $138.7 million available to borrow under the revolving credit facility. On June 26, 2008, the Company announced that construction and start-up of the new Kinston, North Carolina complex would be placed on hold until such time that market fundamentals improve.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared chicken items.

     The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2008, the Registrant processed approximately 390.3 million chickens, or over 2.4 billion dressed pounds. In addition, the Registrant purchased and further processed 6.4 million pounds of poultry products during fiscal 2008. According to 2008 industry statistics, the Registrant was the 4th largest processor of dressed chicken in the United States based on estimated average weekly processing.
     The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc. The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi, Bryan, Waco, and Robertson County, Texas and Adel, Georgia, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi, Hammond, Louisiana, Bryan and Waco, Texas and Moultrie, Georgia, is engaged in the processing, sale and distribution of chickens.
     The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Jackson, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of over 75 prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts.
Products
     The Registrant has the ability to produce a wide range of processed chicken products and prepared chicken items that allow it to take advantage of marketing opportunities as they arise.
     Processed chicken is first saleable as an ice packed whole chicken. The Registrant adds value to its ice packed whole chickens by removing the giblets, weighing, packaging and labeling the product to specific customer requirements and cutting and deboning the product based on customer specifications. The additional processing steps of giblet removal, close tolerance weighing and cutting increase the value of the product to the customer over whole ice packed chickens by reducing customer handling and cutting labor and capital costs, reducing the shrinkage associated with cutting, and ensuring consistently sized portions.
     The Registrant adds additional value to the processed chicken by deep chilling and packaging whole chickens in bags or combinations of fresh chicken parts, including boneless product, in various sized individual trays under the Registrant’s brand name, which then may be weighed and pre-priced, based on each customer’s needs. This chill pack process increases the value of the product by extending shelf life, reducing customer weighing and packaging labor, and providing the customer with a wide variety of products with uniform, well designed packaging, all of which enhance the customer’s ability to merchandise chicken products.
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

	Fiscal Year Ended October 31,
	2004	2005	2006	2007	2008
Registrant processed chicken:
Value added:
Chill pack	32.5%	33.6%	31.0%	28.5%	31.2%
Fresh bulk pack	47.5	44.4	45.1	44.3	46.1
Frozen	10.0	12.4	14.1	17.2	13.7

Subtotal	90.0	90.4	90.2	90.0	91.0

Non-value added:
Ice pack	.3	.3	.3	.3	.7
Frozen	.1	.1	.0	.0	.0

Subtotal	.4	.4	.3	.3	.7

Total Company processed chicken	90.4	90.8	90.5	90.3	91.7
Prepared chicken	9.6	9.2	9.5	9.7	8.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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
     Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat, chicken tenders and whole or cut wings, and is likewise sold at spot commodity market prices for wings, tenders and boneless breast meat. The Company as of October 31, 2008 had the capacity to process 4.375 million head per week in its big bird deboning plants (the Waco, Texas plant, which began operations in August 2007, is not yet operating at full capacity), and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat and wings.

     The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below:

     Those plants that target the chill pack retail market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. While the Company has long term contracts (one to three years) with most of its chill pack customers, the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is issued each week by the Georgia Department of Agriculture and is based on its survey of prices during the preceding week. The Company as of October 31, 2008 has the capacity to process 3.75 million head per week at its chill pack plants, and its results are materially impacted by fluctuations in the Georgia Dock price.
     The Georgia Dock price for whole birds as issued by the Georgia Department of Agriculture for the last five calendar years is set forth below:

     Those companies with plants dedicated to the small bird market grow and process a relatively small chicken and market the finished product primarily to fast food and food service companies at negotiated flat prices, cost plus formulas or spot market prices. Based on bench marking services used by the industry, this market segment has been the least profitable of the three primary market segments over most of the last ten years. The Company has no product dedicated to the small bird market.
Sales and Marketing
     The Registrant’s chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors located principally in the southeastern, southwestern, northeastern and western United States. The Registrant also sells its chicken products to casual dining operators and to brokers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant’s product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility, although its ability to do so is limited.
     Sales and distribution of the Registrant’s chicken products are conducted primarily by sales personnel at the Registrant’s general corporate offices in Laurel, Mississippi, by customer service representatives at each of its processing complexes and one prepared chicken plant and through independent food brokers. Each complex has individual on-site distribution centers and uses the Registrant’s truck fleet, as well as contract carriers, for distribution of its products.
     Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by the Georgia Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustment is generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains few long-term sales contracts with its non-chill pack customers.
     From time to time, the Registrant may use television, radio and newspaper advertising, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The campaign was well received, and the Company plans to continue the campaign in the future.
     The Registrant’s prepared chicken items are sold nationally and regionally, primarily to distributors and national food service accounts. Sales of such products are handled by sales personnel of the Registrant and by independent food brokers. Prepared chicken items are distributed from the Registrant’s plant in Jackson, Mississippi, through arrangements with contract carriers.
Production and Facilities
     General. The Registrant is a vertically-integrated producer of fresh and frozen chicken products, controlling the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of its product lines.

     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2008, the Registrant maintained contracts with 45 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2008, by 137 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.
     The Registrant owns and operates seven hatcheries located in Mississippi, Texas and Georgia where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2008, the Registrant’s hatcheries were capable of producing an aggregate of approximately 8.8 million chicks per week.
     Grow-out. The Registrant places its chicks on 569 grow-out farms, as of October 31, 2008, located in Mississippi, Texas and Georgia where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.
     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2008, the Registrant operated 6 feed mills, 4 of which are located in Mississippi, one in Texas and one in Georgia. The Registrant’s annual feed requirements for fiscal 2008 were approximately 3,078,000 tons, and it has the capacity to produce approximately 3,713,000 tons of finished feed annually under current configurations.
     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2008, the Registrant had approximately 2,386,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk from volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
     Processing. Once the broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb, Mississippi processing plant operates two processing lines on a double shift basis and was processing approximately 1,200,000 chickens per week on October 31, 2008. The Registrant’s Collins, Mississippi processing plant operates two processing lines on a double shift basis and was processing approximately 1,200,000 chickens per week on October 31, 2008. The Registrant’s Bryan, Texas processing plant operates two processing lines on a double shift basis and was processing approximately 1,200,000 chickens per week on October 31, 2008. The

Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and were collectively processing approximately 1,800,000 chickens per week on October 31, 2008. The Registrant’s Moultrie, Georgia processing plant operates two processing lines on a double shift basis and was processing 1,200,000 chickens per week on October 31, 2008. The Registrant’s Waco, Texas processing plant, which began initial operations during the fourth quarter of fiscal 2007, currently is operating two processing lines on a partial double shift basis. The Registrant also has the capabilities to produce deboned product at each processing facilities. At October 31, 2008, these deboning facilities were operating on a double shifted basis, except for the new Waco complex where the Company is currently holding production at 1.1 million head of chickens per week, or 88.0% of full capacity. When full capacity at the Waco complex is obtained, the Company will have the ability when operating at full capacity at all its processing plants to produce approximately 8.7 million pounds of big bird boneless breast product and 4.9 million pounds of chill pack boneless breast product each week.
     Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Jackson, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items.
     Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located in Laurel, Mississippi. The office building, completed in February 2006, houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2008, the Registrant operated 10 automotive maintenance shops which service approximately 687 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving over 185 children on October 31, 2008.
Quality Control
     The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers wholesome, high quality products.
     From its company owned laboratory in Laurel, Mississippi, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder flocks and broilers, and conducts microbiological tests of live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the eight processing plants and the prepared chicken plant.
Regulation
     The Registrant’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The Registrant’s chicken processing plants are subject to continuous on-site inspection by the USDA. The Sanderson Farms, Inc. (Foods Division) prepared chicken plant operates under the USDA’s Total Quality Control Program, which is a strict self-inspection plan written in cooperation with and monitored by the USDA. The FDA inspects the production of the Registrant’s feed mills.
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
     One customer accounted for more than 10% of consolidated sales for the year ended October 31, 2008. No customer accounted for more than 10% of consolidated sales for the years ended October 31, 2007 or October 31, 2006. The Company does not believe the loss of any customer would have a material adverse effect on the Company because sales contracts are based on market prices.
Sources of Supply
     During fiscal 2008, the Registrant purchased its pullets and cockerels from 2 major breeders. The Registrant has found the genetic breeds or cross breeds supplied by these companies to produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with these breeders for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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
Employee and Labor Relations
     As of December 11, 2008, the Registrant had 10,739 employees, including 1,080 salaried and 9,659 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 611 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on December 1, 2010. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 548 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi was renegotiated and signed effective January 1, 2006 and has an expiration date of December 31, 2008. The Company is currently in the process of negotiating a new agreement. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,217 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi was renegotiated and signed effective January 11, 2007 and has a termination date of January 10, 2010. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins plant.
     On June 9, 1999, the production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,373 employees was renegotiated effective January 1, 2006, with an expiration date of December 31, 2008. The Company is currently in the process of negotiating a new agreement. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
     On November 30, 2001, live haul drivers at the Company’s McComb, Mississippi production division voted to be represented by United Food and Commercial Workers’ Union Local #1529 AFL-CIO in collective bargaining. A collective bargaining agreement was reached with an expiration date of December 31, 2006. That agreement was renegotiated and signed effective January 1, 2007, and has an expiration date of December 31, 2009. The union demonstrated during 2004 by signed authorization cards that it had also been chosen as the bargaining representative of the loader-operators, and at their request loader operators were included in the bargaining unit with the live-haul drivers, making the total number of employees covered 42.
     On September 13, 2001, production, maintenance and truck driver employees at the Company’s McComb, Mississippi Feed Mill facility voted to be represented in collective bargaining by United Food and Commercial Workers’ Union Local #1529 AFL-CIO. The last collective bargaining agreement expired December 31, 2007. Before the expiration of the agreement, and prior to a new agreement being negotiated, the Company was notified that the Union no longer represented a majority of the bargaining union employees. Accordingly, the Company has withdrawn recognition of the union, but agreed to honor the agreement through its expiration. The Union filed an unfair labor practice charge challenging the withdrawal; however, General Council of the National Labor Relations Board, after investigation, chose not to issue a complaint.
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     All of the Company’s operations are domiciled in the United States. All of the products sold to the Company’s customers for the Company’s fiscal years 2008, 2007 and 2006 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.
     The Company exports certain of its products to foreign markets, primarily Russia, Eastern Europe, Asia, Mexico and the Caribbean. These exports sales for fiscal years 2008, 2007 and 2006 totaled approximately $232.9 million, $164.4 million, and $69.5 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For fiscal 2008, 2007 and 2006, the Company made no sales of products produced in a country other than the United States.
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
          Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and alternative proteins. These prices are determined by supply and demand factors. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.
          Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use. In particular, global weather patterns, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural and energy policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. More recently, demand for corn from ethanol producers has resulted in sharply higher costs for corn and other grains. Increases in the prices of feed ingredients will result in increases in raw material costs and operating costs. Because our chicken prices are related to the commodity prices of chickens, we typically are not able to increase our product prices to offset these increased grain costs. We periodically enter into contracts to purchase feed ingredients at current prices for future delivery to manage our feed ingredient costs. This practice reduces but does not eliminate the risk of increased operating costs from commodity price increases.
          Prepared chicken and poultry inventories, and inventories of feed, eggs, medication, packaging supplies and live chickens, are stated on our balance sheet at the lower of cost (first-in, first-out method) or market. Our cost of sales is calculated during a period by adding the value of our inventories at the beginning of the period to the cost of growing, processing and distributing products produced during the period and subtracting the value of our inventories at the end of the period. If the market prices of our inventories are below the accumulated cost of those inventories at the end of a period, we would record adjustments to write down the carrying value of the inventory from cost to market value. These write-downs would directly increase our cost of sales by the amount of the write-downs. This risk is greatest when the costs of feed ingredients are high and the market value for finished poultry products is declining. Any adjustments that we make could be material, and could materially adversely affect our financial condition and results of operations.
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
          In recent years there has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has affected Asia since 2002 and which has been found in Eastern Europe. It is widely believed that H5N1 is spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.
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
          We export frozen chicken products to Russia and other former Soviet countries, China and Mexico, among other countries. Any disruption to the export markets, such as trade embargos, import bans or quotas could materially impact our sales or create an over supply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.
          Competition in the poultry industry with other poultry companies, especially companies with greater resources, may make us unable to compete successfully in this industry, which could adversely affect our business.
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
          Our sales to our top ten customers represented approximately 43% of our net sales during the 2008 fiscal year. Our non-chill pack customers, with whom we generally do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
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
          We have approximately 10,739 employees, 35.3% of which are covered by collective bargaining agreements. In addition, we contract with over 750 independent farms in Mississippi, Texas and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, our production operations could be negatively impacted.
          Immigration legislation and enforcement may affect our ability to hire hourly workers.
          Immigration reform continues to attract significant attention in the public arena and the United States Congress. If new immigration legislation is enacted at the federal level or in states in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only United States citizens and /or persons legally authorized to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.
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
          Deteriorating national or global economic conditions could negatively impact our business.
          Our business may be adversely affected by deteriorating national or global economic conditions, including rising inflation, unfavorable currency exchange rates and interest rates, the lack of availability of credit on reasonable terms, changes in consumer spending rates and habits, and a tight energy supply and rising energy costs. With respect to changes in government policy, our business could be negatively impacted if efforts and initiatives of the governments of the United States and other countries to manage and stimulate the economy fail or result in worsening economic conditions. Deteriorating economic conditions could negatively impact consumer demand for protein generally or our products specifically, consumers’ ability to afford our products, or consumer habits with respect to how they spend their food dollars.
          The recent disruptions in credit and other financial markets caused by deteriorating national and international economic conditions could, among other things, make it more difficult for us or our customers to obtain financing and credit on reasonable terms, cause lenders to change their practice with respect to the industry generally or our company specifically in terms of granting credit extensions and terms, impair the financial condition of our customers or suppliers making it difficult for them to meet their obligations and supply raw material, or impair the financial condition of our insurers, making it difficult or impossible for them to meet their obligations to us.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry complex, including poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	McComb, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Bryan and Robertson Counties, Texas
Poultry complex, including poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry complex, including poultry processing plant and hatchery	Waco and McLennan County, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Prepared food plant	Jackson, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
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
     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $183,000 on October 31, 2008, which bears interest at the rate of 5.0% per annum and is payable in equal annual installments through 2009. In addition, under the terms of the Company’s revolving credit agreement, the Registrant may not pledge any additional assets as collateral other than fixed assets not to exceed $5.0 million at any one time.

     Management believes that the Company’s facilities are suitable for its current purposes, and believes that current renovations and expansions will enhance present operations and allow for future internal growth.
Item 3. Legal Proceedings
     The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.
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
Item 4A. Executive Officers of the Registrant.

			Executive
Name	Age	Office	Officer Since
Joe F. Sanderson, Jr.	61	Chairman of the Board of Directors and Chief Executive Officer	1984 (1)

Lampkin Butts	57	President and Chief Operating Officer, Director	1996 (2)

D. Michael Cockrell	51	Treasurer and Chief Financial Officer, Director	1993 (3)

James A. Grimes	60	Secretary and Chief Accounting Officer	1993 (4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President – Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

(3)	D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(4)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.
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
     The number of stockholders as of November 30, 2008 was 3084.
     The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2008	High	Low	Dividends
First Quarter	$34.19	$29.97	$.14
Second Quarter	$41.94	$32.83	$.14
Third Quarter	$50.00	$33.03	$.14
Fourth Quarter	$43.76	$27.49	$.14

	Stock Price
Fiscal Year 2007	High	Low	Dividends
First Quarter	$33.39	$25.29	$.12
Second Quarter	$40.10	$30.33	$.12
Third Quarter	$47.93	$38.29	$.12
Fourth Quarter	$45.54	$32.53	$.14
On December 18, 2008 the closing sales price for the common stock was $32.72 per share.

During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased[1]	Paid per Share	or Programs[2]	Programs
Aug. 1, 2008 – Aug. 31, 2008	0	$00.00	0	221,458
Sept. 1, 2008 – Sept. 30, 2008	320	$36.74	320	221,138
Oct. 1, 2008 – Oct. 31, 2008	0	$00.00	0	221,138
Total	320	$36.74	320	221,138

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On April 28, 2008, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase up to 225,000 shares of its common stock over the next four years.
Item 6. Selected Financial Data.

	Year Ended October 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Net sales	$1,723,583	$1,474,844	$1,047,930	$1,053,192	$1,095,279
Operating income (loss)	(65,663)	125,393	(26,816)	113,484	150,154
Net income (loss)	(43,129)	78,833	(11,501)	70,638	91,428
Basic earnings (loss) per share	(2.13)	3.91	(.57)	3.53	4.62
Diluted earnings (loss) per share	(2.13)	3.88	(.57)	3.51	4.57
Working capital	188,779	128,049	112,883	107,631	150,624
Total assets	681,158	600,373	485,067	445,791	375,007
Long-term debt, less current maturities	225,322	96,623	77,078	6,511	10,918
Stockholders’ equity	353,967	404,546	328,340	345,653	279,341
Cash dividends declared per share	$.56	$.50	$.48	$.42	$.84

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
(2) Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, either of which may affect the value of inventories, the collectability of accounts receivable or the financial integrity of customers, and the ability of the end user or consumer to afford protein.
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
Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this annual report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 58.1% of the Company’s total normal production costs.
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
The Company’s prepared chicken product line includes approximately 75 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Poultry prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31, 2008 as follows:

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter
Fiscal 2008
High	$.7850		$.8200	$.8875	$.8875	*
Low	$.7675	*	$.7800	$.8250	$.8750
Fiscal 2007
High	$.7200		$.7850	$.8125	$.8175	*
Low	$.6900	*	$.7250	$.7875	$.7900
Fiscal 2006
High	$.7375	*	$.6950	$.7000	$.7100
Low	$.6975		$.6750 *	$.6750 *	$.6950

*	Year High/Low
On January 29, 2004, the Company announced a three-for-two stock split to be effected as a 50% stock dividend. The new shares were distributed on February 26, 2004, to stockholders of record as of close of business on February 10, 2004. Per share information in this Annual Report reflects the stock split. Cash was paid in lieu of fractional shares.
On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The plant began operations during the Company’s fourth fiscal quarter of 2007, and at full production will process approximately 1.25 million head of chickens per week. However, in light of market fundamentals, the Company announced its intentions in August to hold production at 1.1 million head of chickens per week. The Company will move Waco to full production during the first calendar quarter of 2009 as construction of poultry houses is completed.
On April 24, 2008, the Company announced that sites in Kinston, North Carolina had been selected for construction of a new feed mill, poultry processing plant and hatchery. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat at full production. On June 26, 2008, the Company announced that construction and start-up of the new Kinston, North Carolina complex would be placed on hold until such time that market fundamentals improve.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. The facility was amended on July 25, 2008 to set the capital budget limitations for fiscal 2008 at $60 million. As of October 31, 2008 the Company had borrowed $161.3 million under the revolving credit facility.
On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale of shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.
EXECUTIVE OVERVIEW OF RESULTS — 2008
Market prices for poultry products were mixed during fiscal 2008 when compared to fiscal 2007, and the cost of corn and soybean meal were at historically high levels during fiscal 2008, resulting in lower margins. The Company’s cost of feed grains was approximately $239.5 million higher during fiscal 2008 compared to fiscal 2007. These higher feed costs added approximately 7.3 cents per pound to the cost of a pound of chicken. The Company’s results for fiscal 2008 as compared to fiscal 2007 reflect the fact that prices for the Company’s poultry products did not move in tandem with the higher grain costs, which made up approximately 49.3% of the Company’s cost of goods sold during fiscal 2008. While feed costs increased more than 7 cents per pound, the Company’s sales price of poultry products only increased 1.5 cents per pound. During the fourth quarter of fiscal 2008, the Company and industry experienced decreasing prices for boneless breast meat resulting from weak demand from food service and significantly lower prices for chicken leg quarters for the export market as a result of the current world financial crises and the resulting tightening credit markets. The Company cannot predict if or when input costs will return to historical levels, or when chicken prices will move to a level allowing the Company to offset such costs and return to historical margins. The Company believes that the cost of feed grains will continue to be relatively high during fiscal 2009, as the demand for corn from ethanol producers, export markets, protein producers, and concerns about adequate supply might continue to affect the market prices for both corn and soybeans. However, corn and soy meal prices have declined recently. If the Company were to price all of its remaining needs for grain for fiscal 2009 at current market prices, feed grain costs would be approximately $142.6 million lower during fiscal 2009 as compared to fiscal 2008.
RESULTS OF OPERATIONS
During fiscal 2008 net sales were $1,723.6 million as compared to $1,474.8 million during fiscal 2007, an increase of $248.7 million or 16.9%. The increase in net sales resulted from an increase in the Company’s average sales price of poultry products sold of 2.3% and an increase in the pounds of poultry products sold of 17.8%. The additional pounds of poultry products sold resulted from an increase in the number of chickens produced of 13.6% and an increase in the average live weight of chickens produced of 5.0%, partially offset by an increase in inventory of processed chicken. The additional number of chickens processed was primarily the result of the additional production at the Company’s new Waco processing division, which began operations during the fourth quarter of fiscal 2007 and has increased production since that time. The new Waco plant is dedicated to the big bird deboning market and chickens processed at that plant have a higher average live weight than chickens processed at the Company’s chill pack processing locations, resulting in a higher average live weight of chickens produced in fiscal 2008 as compared to fiscal 2007. During fiscal 2008 as compared to fiscal 2007, the average sales price of the Company’s poultry products increased 2.3% due to improvements during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. However, the improvement during the first quarter in market prices for poultry products was partially offset by lower overall market prices during the subsequent three quarters of fiscal 2008 as compared to the same periods during fiscal 2007. For fiscal 2008 as compared to fiscal 2007, market prices for boneless breast, jumbo wings and tenders as reported by Urner Barry (“UB”) were 10.4%, 16.0% and 16.5% lower, respectively. A simple average of the Georgia dock prices for whole chickens during fiscal 2008 as compared to fiscal 2007 increased 8.4%. Although the average UB price for leg quarters was 11.9% higher during fiscal 2008 as compared to fiscal 2007, export prices for leg quarters and paws significantly declined during October as a result of the current world economic environment and credit disruptions. Net sales of prepared food products decreased $21.6 million or 13.8%. Pounds sold of the Company’s prepared chicken products decreased 22.8% during fiscal 2008 as compared to fiscal 2007, and the average sales price of prepared chicken products increased 11.7%. The Company removed the entrée operations from its prepared chicken plant during the second quarter of fiscal 2008 to enable that facility to produce individually frozen poultry products and additional partially cooked chicken products.
Cost of sales for fiscal 2008 was $1,683.7 million as compared to $1,289.6 million, an increase of $394.0 million or 30.6% as compared to fiscal 2007. Cost of the Company’s poultry products increased $417.4 million, or 36.6%. The increase in the Company’s cost of sales of poultry products resulted from the increase in the pounds of poultry products sold of 17.8%, described above, and significantly higher cost of feed grains during fiscal 2008 as compared to fiscal 2007. A simple average of the Company’s cost of corn and soybean meal delivered during fiscal 2008 as compared to fiscal 2007 reflected increases of 29.8% and 48.4%, respectively. Cost of sales of the Company’s prepared chicken products decreased $23.4 million or 15.8% due to the lower market prices for poultry products, which is a major component of the Company’s prepared chicken products, and a decrease in the pounds of prepared chicken products sold of 22.8% during fiscal 2008 as compared to fiscal 2007.
Selling, general and administrative costs for fiscal 2008 were $53.6 million as compared to $59.8 million during fiscal 2007. The decrease of $6.2 million resulted from the contribution during fiscal 2007 of approximately $5.8 million to the Company’s Employee Stock Ownership Plan (“ESOP”) and $3.3 million expensed associated with the Company’s incentive award program (“IAP”). Both programs are contingent upon the Company’s profitability and, therefore, no expense was incurred during fiscal 2008 for the Company’s ESOP or IAP. In addition, during fiscal 2007 the Company incurred $3.8 million in start up costs related to the Company’s new Waco, Texas complex, which began operations during the fourth quarter of fiscal 2007. All costs, except for certain customer service related costs, are classified to cost of sales after the new complex began operations during the fourth quarter of fiscal 2007. The reduction above was partially offset by a planned increase in the Company’s advertising budget and certain other administrative costs.
The Company recorded a charge of $35.0 million to lower the value of live broiler inventories on hand at October 31, 2008, which resulted primarily from the significant decrease in expected market prices for export leg quarters and chicken paws and relatively low domestic prices for boneless breast meat during November and December of 2008. In favorable market conditions the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. However, the Company estimates that the cost to grow these birds to a marketable age and process and distribute these birds during November and December 2008 will be higher than the anticipated sales price during those months, resulting in a loss of $35.0 million, before income taxes. If the market prices return to a more favorable position during February and March of 2009, the Company’s results for the first quarter of fiscal 2009 will improve as compared to the fourth quarter of fiscal 2008.
During September and October of 2008 market prices for products sold to some export markets declined significantly due to the current world economic environment. The Company’s processed inventory at October 31, 2008 included approximately 71.2 million pounds of leg quarter and paws awaiting shipment into the export markets. These products were appropriately valued at October 31, 2008 at the lower of cost or market value, resulting in a charge before income taxes of $13.1 million.

As described in Note 6 of the Company’s Quarterly Report on Form 10-Q for its third fiscal quarter ended July 31, 2008, the Company settled certain donning and doffing litigation during the third quarter of fiscal 2008. The settlement resulted in the recognition of a $2.7 million expense before taxes during the third quarter ended July 31, 2008 and the fiscal year ended October 31, 2008.
During August and September of 2008 the Company incurred a charge of approximately $1.2 million as a result of hurricane damage to processed poultry products in cold storage in New Orleans, Louisiana and additional expenses incurred due to temporary disruption of electricity service to the Company’s Robertson County, Texas feed mill. A cold storage facility in New Orleans was partially flooded during Hurricane Gustav and resulted in damage to some of the product held in that storage facility. The feed mill was without electricity for approximately one week after Hurricane Ike during which time the Company was able to maintain basic operations by renting generator capacity. The feed mill returned to normal operations subsequent to electricity service being restored. The Company’s insurance policy has a deductible of $2.75 million for the hurricane season. As the total cost of the hurricane season was less than the deductible, the Company will not be reimbursed for these costs.
The Company’s operating loss for fiscal 2008 was $65.7 million as compared to an operating income during fiscal 2007 of $125.4 million. The decrease of $191.1 million is the result of historically high grain prices, lower market prices for boneless breast meat and a significant decrease in market prices for export products during October, November and December of 2008. The Company’s processed inventory on hand at October 31, 2008 included approximately 71.2 million pounds of chicken leg quarters and paws which the Company believes will be sold to export customers at prices below cost, resulting in a charge of approximately $13.1 million to record that inventory at the lower of cost or market. In addition, because of the lower prices for export products, relatively low prices for boneless breast meat in the domestic market and decreasing but relatively high grain prices during November and December 2008, the Company recorded a net realizable loss of $35.0 million to lower the value of the Company’s inventory of live broilers at October 31, 2008. The Company’s operating margin was also negatively impacted by the charge of $2.7 million related to the settlement of the Company’s donning and doffing litigation and $1.2 million as a result of the 2008 hurricane season, both described above.
Interest expense during fiscal 2008 was $8.5 million as compared to $5.3 million during fiscal 2007. The increase in interest costs resulted primarily from higher outstanding debt and $2.1 million in interest costs capitalized during fiscal 2007 to the cost of construction of the new complex in Waco, Texas. The Company did not capitalize any interest costs during fiscal 2008.
The Company’s effective tax rate during fiscal 2008 and 2007 was 41.8% and 34.6%, respectively. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and the benefit of certain federal income tax credits available as a result of the impact of Hurricane Katrina on the Company and state investment credits unrelated to the hurricane. The Company’s effective tax rate for fiscal 2008 is higher than the Company’s anticipated effective tax rate at the end of the third quarter of fiscal 2008 primarily as a result of the economic stimulus package passed by Congress on October 30, 2008. The economic stimulus legislation extended the Katrina WOTC credit from August 29, 2007 until August 29, 2009.
The Company reported a net loss of $43.1 million or $2.13 per share for fiscal 2008 as compared to a net income of $78.8 million or $3.88 per share for fiscal 2007. The Company’s net loss for fiscal 2008 includes charges of $32.0 million, net of income taxes, or $1.58 per share related to a mark down of live and processed inventories, settlement of the Company’s donning and doffing litigation and hurricane damaged inventories and additional hurricane related expenses.
EXECUTIVE OVERVIEW OF RESULTS — 2007
The Company’s financial results for fiscal 2007 reflected significant improvement in market prices for the Company’s poultry products when compared to fiscal 2006, in part due to sluggish demand for poultry products during fiscal 2006 resulting from the appearance of H5N1 strain of avian flu in certain countries of Asia and Europe. The improvement in financial performance during fiscal 2007 over fiscal 2006 was also the result of improved efficiencies at the Company’s poultry complexes in South Georgia and Collins, Mississippi and the negative impact during the first quarter of fiscal 2006 on the Company’s Mississippi and Louisiana poultry operations due to the effects of Hurricane Katrina. The South Georgia complex reported a significant planned increase in the volume of poultry products sold during fiscal 2007 as compared to fiscal 2006 due to the start-up of operations during fiscal 2006. The Collins, Mississippi processing facility also increased the pounds of poultry products sold as a result of the conversion of the plant in the first quarter of fiscal 2006 to the big bird deboning market from the chill pack market. That facility was down for one week during the first quarter of fiscal 2006 to allow for the installation of certain equipment required for the conversion of the facility to the big bird deboning market. The effect of the improvements in market prices for the Company’s poultry products and increased efficiencies were partially offset by an increase in the cost of feed grains during 2007 as compared to fiscal 2006. Market prices for corn were higher in fiscal 2007 in part because of increased demand from ethanol producers, and for soybean meal, which remained under pressure as a result of farmers switching acres from soybeans to corn.
RESULTS OF OPERATIONS
Net sales during fiscal 2007 were $1,474.8 million as compared to $1,047.9 million during fiscal 2006, an increase of $426.9 million or 40.7%. The increase in net sales during fiscal 2007 reflected a 14.0% increase in the pounds of poultry products sold and a 28.0% increase in the pounds of prepared food products sold. The additional pounds of poultry products sold resulted from the complex in South Georgia, which began operations during the fourth quarter of fiscal 2005 and was increasing production during fiscal 2006, an increase in poultry pounds sold at the Collins, Mississippi processing plant, which was down for one week during the first quarter of fiscal 2006 to allow for the conversion to serve the big bird market from the chill pack market and additional pounds sold by the Company’s new complex in Waco, Texas which began operations in the fourth quarter of fiscal 2007. The Company also sold fewer pounds during the first quarter of fiscal 2006 due to the destruction of inventories during Hurricane Katrina that would have been available for sale during the first quarter of fiscal 2006. Market prices for boneless breasts, tenders, wings and leg quarters were 25.8%, 38.6%, 38.9% and 51.8% higher during fiscal 2007 as compared to fiscal 2006, respectively, while a simple average of the Georgia dock prices for whole birds increased 9.9%. As discussed above, the improvement in the overall market prices for poultry products resulted from a comparative oversupply of poultry products during fiscal 2006 as compared to fiscal 2007 due to sluggish demand for poultry products in the domestic and export markets, which resulted in part from the appearance of H5N1 strain of avian flu in certain countries of Asia and Europe in 2006. Net sales resulting from the prepared food products plant increased $39.8 million, or 34.1% during fiscal 2007 as compared to fiscal 2006.
Cost of sales was $1,289.6 million, an increase of $266.2 million, or 26.0% as compared to fiscal 2006. Cost of sales of the Company’s poultry products increased $224.3 million, or 24.4%. The increase in the cost of sales of the Company’s poultry products resulted from an increase in the pounds of poultry products sold of 14.0% and an increase in the average cost of feed in flocks sold of 31.6%. These increases were partially offset by increased efficiencies at the Company’s facilities in South Georgia and Collins, Mississippi during fiscal 2007 and the negative impact of Hurricane Katrina of $3.0 million on the Company’s Mississippi and Louisiana operations during the first quarter of fiscal 2006. In addition, the impact of Hurricane Katrina resulted in fewer pounds sold during the first quarter of fiscal 2006. As previously mentioned, the Company’s cost of sales was negatively impacted by an increase in the cost of feed grains during fiscal 2007 as compared to fiscal 2006. A simple average of the Company’s cost of corn and soybean meal during fiscal 2007 as compared to fiscal 2006 reflects an increase of 58.3% and 12.4%, respectively. Cost of sales of prepared food products increased $41.9 million or 39.6%. The Company’s cost of sales of prepared food products increased during fiscal 2007 as compared to fiscal 2006 due to an increase in the pounds of prepared food products sold of 28.1% and an increase in the cost of chicken, which is a major raw material in the Company’s prepared food products.
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
The Company’s operating profit for fiscal 2007 was $125.4 million, which was a significant improvement over the operating loss of $26.8 million the Company reported for fiscal 2006. During fiscal 2007 as compared to fiscal 2006, the Company’s margins improved primarily from favorable market prices for the Company’s poultry products and increased efficiencies at the Company’s poultry facilities in South Georgia and Collins, Mississippi, and the negative impact during fiscal 2006 of approximately $3.0 million from Hurricane Katrina on the Company’s Mississippi and Louisiana facilities. These improvements were partially offset by substantial increases in the costs of feed ingredients during fiscal 2007 as compared to fiscal 2006.
Interest expense during fiscal 2007 was $5.3 million as compared to $2.8 million during fiscal 2006. The Company capitalized $2.1 million and $0.7 million, respectively during fiscal 2007 and fiscal 2006 primarily towards the cost of construction of the new Complex in Waco, Texas. The increase in interest costs resulted from higher interest rates and higher average outstanding debt during fiscal 2007 as compared to fiscal 2006.
Other income for fiscal 2006 included $3.6 million in insurance proceeds resulting from the Company’s claim for business interruption losses caused by Hurricane Katrina.
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
The Company’s net income was $78.8 million or $3.88 per share for fiscal 2007 as compared to a net loss of $11.5 million or $0.57 per share during fiscal 2006.
Liquidity and Capital Resources
The Company’s working capital at October 31, 2008 was $188.8 million and its current ratio was 3.4 to 1. The Company’s working capital and current ratio at October 31, 2007 was $128.0 million and 2.6 to 1. Working capital increased primarily as a result of increased income taxes receivable, current deferred income taxes related to the live broiler inventory adjustment and inventories for the new Waco, Texas complex. During fiscal 2008, the Company spent approximately $48.8 million on planned capital projects, which includes $8.1 million spent to buy land for the new complex in Kinston, North Carolina.
The Company’s capital budget for fiscal 2009 is approximately $17.2 million and will be funded by cash on hand, internally generated working capital, cash flows from operations and, if needed, borrowings under the Company’s revolving line of credit. The Company has $138.7 million available under the revolving line of credit at October 31, 2008. The fiscal 2009 capital budget includes approximately $1.2 million in operating leases. Without operating leases, the Company’s capital budget for fiscal 2008 would be $16.0 million.
In the second quarter of fiscal 2006, the Company issued $50.0 million in unsecured debt in a private placement. The note carries a 6.12% interest rate that matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The note carries net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility.

On April 24, 2008, the Company announced that sites in Kinston, North Carolina had been selected for construction of a new feed mill, poultry processing plant and hatchery. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat at full production. On June 26, 2008, the Company announced that construction and start-up of the new Kinston, North Carolina complex would be placed on hold until such time that market fundamentals improve.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. The facility was amended on July 25, 2008 to set the capital budget limitations for fiscal 2008 at $60 million. As of October 31, 2008 the Company had borrowed $161.3 million under the revolving credit facility.
On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale of shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.
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
Contractual Obligations
Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2008 were as follows (in thousands):

	Payments Due By Period
			1-3	3 – 5	More than
Contractual Obligations	Total	Less than 1 Year	Years	Years	5 Years
Long-term debt	$211,490	$152	$31	$181,307	$30,000
Capital lease obligations	15,051	937	2,039	1,863	10,212
Interest on long-term debt	51,755	10,705	21,216	16,302	3,532
Operating leases	17,549	7,780	8,516	1,253	0
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	217,125	217,125	0	0	0
Construction contracts	1,400	1,400	0	0	0
Claims payable	7,930	4,930	3,000	0	0

Total	$522,300	$243,029	$34,802	$200,725	$43,744

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
Inventories
Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market. When market prices for poultry are low and feed grains are high, the Company may be required to write down the carrying values of processed poultry and feed inventories to fair market value, which would increase the Company’s costs of sales.
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
Inventories at October 31, 2008, included approximately 71.2 million pounds of leg quarters and paws awaiting shipment into the export markets. The market prices for dark meat and paws declined below their costs during September and October, resulting in an approximately $13.l million adjustment, before income taxes, to processed inventory values. In addition, the Company made an adjustment to the value of its live inventories. As with processed inventories, the value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be at the lower of cost or market. Because market prices have declined, the projected cost to complete, process and sell broilers included in live inventory at year-end is expected to exceed the market value for the finished product. The Company’s fourth quarter and year-end results include a charge of $35.0 million before income taxes to reduce the value of live inventories from cost to market.
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
Contingencies
The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation or financial position.
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
New Accounting Pronouncements
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Interpretation No. 48 effective November 1, 2007. The Company had no significant uncertain tax positions at the date of adoption or at October 31, 2008. Accordingly, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. If interest or penalties are incurred related to uncertain tax positions, such amounts are recognized in income tax expense. Tax periods for all fiscal years after 2003 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.
In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This statement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe the adoption of SFAS 157 will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Liabilities – including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
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
     Generally, the Company purchases feed ingredients for deferred delivery from one month to six months after the time of purchase. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The grain purchases are made directly with our usual grain suppliers, which are companies in the regular business of supplying grain to end users, and do not involve options to purchase. Such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to buy grain for deferred delivery include:
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
Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2008 expressed an unqualified opinion thereon.
                                /s/ Ernst & Young LLP

New Orleans, Louisiana
December 18, 2008

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2008	2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,261	$2,623
Accounts receivable, less allowance of $1,373,000 in 2008 and $1,142,000 in 2007	63,516	69,484
Inventories	137,015	119,258
Refundable income taxes	31,033	1,102
Deferred income taxes	15,885	1,772
Prepaid expenses	15,853	12,962

Total current assets	267,563	207,201
Property, plant and equipment:
Land and buildings	343,109	304,218
Machinery and equipment	379,706	369,800

	722,815	674,018
Accumulated depreciation	(311,485)	(283,328)

	411,330	390,690
Other assets	2,265	2,482

Total assets	$681,158	$600,373

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,433	$44,978
Accrued expenses	27,132	33,719
Current maturities of long-term debt	1,219	455

Total current liabilities	78,784	79,152
Long-term debt, less current maturities	225,322	96,623
Claims payable	3,000	3,700
Deferred income taxes	20,085	16,352
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued
Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-20,288,643 in 2008 and 20,239,111 in 2007	20,289	20,239
Paid-in capital	28,859	24,719
Retained earnings	304,819	359,588

Total stockholders’ equity	353,967	404,546

Total liabilities and stockholders’ equity	$681,158	$600,373

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2008	2007	2006
	(In thousands, except per share data)
Net sales	$1,723,583	$1,474,844	$1,047,930
Cost and expenses:
Cost of sales	1,683,660	1,289,654	1,020,438
Live inventory adjustment	35,000	0	0
Processed inventory adjustment	13,100	0	0
Hurricane costs	1,194	0	3,000
Legal settlement (Donning and doffing)	2,693	0	0
Selling, and general and administrative	53,599	59,797	51,308

	1,789,246	1,349,451	1,074,746

Operating income (loss)	(65,663)	125,393	(26,816)
Other income (expense):
Interest income	174	364	235
Interest expense	(8,546)	(5,328)	(2,803)
Other	(49)	84	3,738

	(8,421)	(4,880)	1,170

Income (loss) before income taxes	(74,084)	120,513	(25,646)
Income tax expense (benefit)	(30,955)	41,680	(14,145)

Net income (loss)	$(43,129)	$78,833	$(11,501)

Earnings (loss) per share:
Basic	$(2.13)	$3.91	$(.57)

Diluted	$(2.13)	$3.88	$(.57)

Dividends per share	$.56	$.50	$.48

Weighted average shares outstanding:
Basic	20,269	20,140	20,070

Diluted	20,269	20,301	20,070

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common Stock		Paid-In	Unearned	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
	(In thousands, except shares and per share amounts)
Balance at October 31, 2005	20,063,070	$20,063	$26,791	$(13,607)	$312,406	$345,653
Reversal of unearned compensation upon adoption of 123R			(13,607)	13,607		0
Net loss for year					(11,501)	(11,501)
Cash dividends ( $.48 per share)					(9,841)	(9,841)
Issuance of common stock	31,501	32	526			558
Issuance of restricted common stock			907			907
Amortization of unearned compensation			2,564			2,564

Balance at October 31, 2006	20,094,571	20,095	17,181	0	291,064	328,340
Net income for year					78,833	78,833
Cash dividends ( $.50 per share)					(10,309)	(10,309)
Issuance of common stock	144,540	144	3,136			3,280
Issuance of restricted common stock			840			840
Amortization of unearned compensation			3,562			3,562

Balance at October 31, 2007	20,239,111	20,239	24,719	0	359,588	404,546
Net loss for year					(43,129)	(43,129)
Cash dividends ( $.56 per share)					(11,640)	(11,640)
Issuance of common stock	49,532	50	203			253
Issuance of restricted common stock			1,085			1,085
Amortization of unearned compensation			2,852			2,852

Balance at October 31, 2008	20,288,643	$20,289	$28,859	$0	$304,819	$353,967

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2008	2007	2006
	(In thousands)
Operating activities
Net income (loss)	$(43,129)	$78,833	$(11,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,931	33,195	30,833
Amortization of unearned compensation	2,852	3,562	2,564
Provision for losses on accounts receivable	451	304	480
Deferred income taxes	(10,451)	(300)	3,105
Change in assets and liabilities:
Accounts receivable	5,517	(28,858)	(2,577)
Receivable from insurance companies	0	0	14,892
Inventories	(17,757)	(22,768)	(11,777)
Prepaid expenses and refundable income taxes	(32,751)	11,462	(16,106)
Other assets	(296)	(385)	(780)
Accounts payable	5,455	13,464	7,046
Accrued expenses and claims payable	(7,287)	10,652	(24,031)

Total adjustments	(12,336)	20,328	3,649

Net cash provided by (used in) operating activities	(55,465)	99,161	(7,852)
Investing activities
Capital expenditures	(48,757)	(114,449)	(82,615)
Net proceeds from sale of property and equipment	713	1,138	1,030

Net cash used in investing activities	(48,044)	(113,311)	(81,585)
Financing activities
Net borrowings from revolving credit agreement	116,307	20,000	25,000
Long-term borrowings	0	0	50,000
Principal payments on long-term debt	(145)	(4,138)	(4,132)
Principal payments on capital lease obligation	(713)	(295)	(275)
Dividends paid	(11,640)	(10,309)	(9,841)
Tax benefit on exercised stock options	153	1,597	190
Net proceeds from common stock issued	1,185	2,522	1,275

Net cash provided by financing activities	105,147	9,377	62,217

Net change in cash and cash equivalents	1,638	(4,773)	(27,220)
Cash and cash equivalents at beginning of year	2,623	7,396	34,616

Cash and cash equivalents at end of year	4,261	$2,623	$7,396

Supplemental disclosure of cash flow information:
Income taxes paid	$9,427	$27,084	$9,952

Interest paid	$8,038	$7,247	$3,355

Non-cash investing and financing activities:
Capital lease obligations for equipment	$14,014	$0	$0

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
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for the year ended October 31, 2008. No customer accounted for more than 10% of consolidated net sales during fiscal 2007 or fiscal 2006. Shipping and handling costs are included as a component of cost of sales.
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
Inventories: Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market.
Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The costs associated with breeders, including breeder chicks, feed, medicine and grower pay, are accumulated up to the production stage and amortized over nine months using the straight-line method.
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2007 and 2006, the Company capitalized interest of approximately $2,056,000 and $719,000, respectively, to certain capital expenditures. The Company did not capitalize any interest during fiscal 2008.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $3.9 million, $2.5 million and $9.6 million for fiscal 2008, 2007 and 2006, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense and live broiler inventory valuations accounted for differently for financial and income tax purposes.
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
Fair Value of Financial Instruments: The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations also approximate the fair values based on current rates for similar debt.
Reclassification: The Company has made reclassifications to prior year financial statements to conform with the presentation for the current year financial statements. The reclassifications are for consistency of presentation and do not affect previously reported net income (loss), shareholder’s equity or total assets.
Impact of Recently Issued Accounting Standards:
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Interpretation No. 48 effective November 1, 2007. The Company had no significant uncertain tax positions at the date of adoption or at October 31, 2008. Accordingly, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. If interest or penalties are incurred related to uncertain tax positions, such amounts are recognized in income tax expense. Tax periods for all fiscal years after 2003 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.
In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe the adoption of SFAS 157 will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Liabilities – including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
2. Inventories
Inventories consisted of the following:

	October 31,
	2008	2007
	(In thousands)
Live poultry-broilers and breeders	$69,715	$71,908
Feed, eggs and other	24,460	16,817
Processed poultry	30,477	17,284
Prepared chicken	6,956	7,608
Packaging materials	5,407	5,641

	$137,015	$119,258

The increase in feed, eggs and other for fiscal 2008 as compared to fiscal 2007 resulted from higher feed grains and additional units of inventory at the Company’s new complex in Waco, Texas.
The increase in processed inventories resulted primarily from additional units of export product resulting from the timing of export sales, additional units of inventory at the Company’s new complex at Waco, Texas and higher grain prices.
Inventories at October 31, 2008, included approximately 71.2 million pounds of leg quarters and paws awaiting shipment into the export markets. The market prices for dark meat and paws declined below their costs during September and October, resulting in an approximately $13.l million adjustment, before income taxes, to processed inventory values. In addition, the Company made an adjustment to the value of its live inventories. As with processed inventories, the value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be at the lower of cost or market. Because market prices have declined, the projected cost to complete, process and sell broilers included in live inventory at year-end is expected to exceed the market value for the finished product. The Company’s fourth quarter and year-end results include a charge of $35.0 million before income taxes to reduce the value of live inventories from cost to market.

3. Prepaid expenses
     Prepaid expenses consisted of the following:

	October 31,
	2008	2007
	(In thousands)
Parts and supplies	$11,333	$9,522
Other prepaid expenses	4,520	3,440

	$15,853	$12,962

4. Accrued expenses
     Accrued expenses consisted of the following:

	October 31,
	2008	2007
	(In thousands)
Accrued bonuses	$0	$8,842
Accrued wages	4,530	6,332
Workers’ compensation claims	4,930	3,654
Accrued vacation	3,579	3,320
Accrued rebates	3,627	3,263
Accrued property taxes	3,875	3,254
Post retirement benefit	2,306	2,452
Accrued payroll taxes	1,809	1,159
Accrued interest	877	384
Other accrued expenses	1,599	1,059

	$27,132	$33,719

5. Long-Term credit facilities and debt, and capital lease obligations
     Long-term debt and capital lease obligations consisted of the following:

	October 31,
	2008	2007
	(In thousands)
Revolving credit agreement with banks (weighted average rate of 4.2% at October 31, 2008)	$161,307	$45,000
Term loan, accruing interest at 6.12%, maturing in 2016	50,000	50,000
Capital lease obligation, imputed interest at 5.53%, due in monthly installments of $112,015, including interest, maturity in 2015	13,611	0
Note payable, accruing interest at 5%; due in annual installments of $161,400, including interest, maturing in 2009	183	328
6% Mississippi Business Investment Act bond-capital lease obligation, due November 1, 2012	1,440	1,750

	226,541	97,078
Less current maturities of long-term debt and capital leases	1,219	455

	$225,322	$96,623

On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. The facility was amended on July 25, 2008 to set the capital budget limitations for fiscal 2008 at $60 million. As of October 31, 2008 the Company had borrowed $161.3 million under the revolving credit facility.
The term loan consists of a private placement of $50.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility.
The aggregate annual maturities of long-term debt and capital lease obligations at October 31, 2008 are as follows (in thousands):

Fiscal Year	Amount
2009	$1,089
2010	1,022
2011	1,048
2012	11,106
2013	172,064
Thereafter	40,212

$226,541

Interest of $2,056,000 and $719,000 has been capitalized in the years ended October 31, 2007 and 2006, respectively. The Company did not capitalize any interest cost during fiscal 2008.
6. Income Taxes
     Income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$(17,738)	$37,782	$(14,460)
State	(2,766)	4,198	(2,790)

	(20,504)	41,980	(17,250)
Deferred:
Federal	(8,280)	170	3,855
State	(2,171)	(470)	(750)

	(10,451)	(300)	3,105

	$(30,955)	$41,680	$(14,145)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,
	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$27,040	$21,670
Prepaid and other assets	1,975	1,160

Total deferred tax liabilities	29,015	22,830
Deferred tax assets:
Accrued expenses and accounts receivable	6,315	5,180
Inventory	13,560	120
Compensation on restricted stock	4,940	2,950

Total deferred tax assets	24,815	8,250

Net deferred tax liabilities	$4,200	$14,580

Current deferred tax assets	$(15,885)	$(1,772)
Long-term deferred tax liabilities	20,085	16,352

Net deferred tax liabilities	$4,200	$14,580

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2008	2007	2006
	(In thousands)
Income taxes at statutory rate	$(25,929)	$42,180	$(8,976)
State income taxes	(3,030)	4,139	(1,546)
State income tax credits	(179)	(1,715)	(755)
Federal income tax credits	(2,780)	(2,253)	(2,640)
Federal manufacturers (deduction) recapture	438	(1,186)	0
Other, net	525	515	(228)

Income tax expense (benefit)	$(30,955)	$41,680	$(14,145)

7. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are determined at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $5,750,000 in fiscal 2007. The Company did not make a contribution to the ESOP during fiscal 2008 or fiscal 2006.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s compensation and 50% of employee contributions between 3% and 5% of each employee’s compensation. The Company’s contributions to the 401(k) Plan totaled $3,573,000 in fiscal 2008, $3,118,000 in fiscal 2007 and $2,893,000 in fiscal 2006.
8. Stock Compensation Plans
On February 17, 2005, the shareholders of the Company approved the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (the “Plan”). The Plan allows the Company’s board of directors to grant certain incentive awards including stock options, stock appreciation rights, restricted stock, and other similar awards. The Company may award up to 2,250,000 shares under the Plan.
Pursuant to the Plan, on February 23, 2005, the Company’s board of directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s board of directors. Restricted stock granted in fiscal 2006, 2007 and 2008 vests three to four years from the date of grant. In some cases, the vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s Common Stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $2,852,000, $3,562,000, $2,564,000 during fiscal 2008, 2007 and 2006, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted
	Number of	Average Grant
	Shares	Price
Outstanding at October 31, 2005	343,000	$44.56
Granted during fiscal 2006	49,050	$33.46
Forfeited	(13,050)	$43.81

Outstanding at October 31, 2006	379,000	$43.81

		Weighted
	Number of	Average Grant
	Shares	Price
Granted during fiscal 2007	15,000	$33.70
Forfeited	(5,050)	$42.62

Outstanding at October 31, 2007	388,950	$42.79
Granted during fiscal 2008	45,209	$35.00
Vested	(21,000)	$44.56
Forfeited	(3,485)	$41.36

Outstanding at October 31, 2008	409,674	$41.86

As reflected in the schedule above, 21,000 of the restricted stock awards were vested as of October 31, 2008. The Company had $7.8 million in unrecognized share-based compensation costs as of October 31, 2008 that will be recognized over a weighted average period of 2.5 years.
Also on February 23, 2005 and pursuant to the Plan, the Company’s board of directors approved Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s board of directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s Common Stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, retirement or change in control, as defined. If a participant’s employment is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2008, 2007 and 2006, the participants purchased a total of 31,072, 18,227 and 36,680 shares of restricted stock pursuant to the Purchase Plan, valued at $34.92, $37.87 and $28.81 per share, respectively, and the Company issued 7,692, 4,490 and 9,085 matching shares, valued at $34.92, $37.87 and $28.88 per share, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $207,000, $138,000 and $86,000 in fiscal 2008, 2007 and 2006, respectively.
During the quarters ended January 31, 2008, 2007 and 2006, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a three-year performance period beginning November 1 of each performance period. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the three-year performance period, participants will receive 50 percent to 150 percent of the target number of shares for grants prior to 2008, and 50 percent to 200 percent for grants made in 2008, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,400, during the quarter ended January 31, 2007 totaled 102,000 and during the quarter ended January 31, 2008 totaled 67,820. No compensation costs have been recorded as of October 31, 2008, related to any of these performance share agreements because achievement of performance measures is not deemed probable.
Under the Company’s Stock Option Plan, 2,250,000 shares of Common Stock were reserved for grant to key management personnel. Options outstanding at October 31, 2006 were granted in fiscal 2002, have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2008, 2007, and 2006. The Stock Option Plan has been superceded by the Plan described above and no further options may be issued under the Stock Option Plan.

A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at October 31, 2005	221,543	$11.66
Granted	0	0.00
Exercised	(31,500)	11.69
Forfeited	(1,500)	12.37

Outstanding at October 31, 2006	188,543	11.66
Granted	0	0.00
Exercised	(144,540)	11.64
Forfeited	(0)	0.00

Outstanding at October 31, 2007	44,003	11.71
Granted	0	0.00
Exercised	(21,939)	11.64
Forfeited	(0)	0.00

Outstanding at October 31, 2008	22,064	$11.73

The exercise price of the options outstanding as of October 31, 2008, ranged from $7.40 to $12.37 per share. At October 31, 2008, the weighted average remaining contractual life of the options outstanding was 3.6 years and all of the options were exercisable. The aggregate intrinsic value of the 22,064 stock options outstanding as of October 31, 2008 was $429,951. During the fiscal year ended October 31, 2008, 21,939 options were exercised with an intrinsic value of $428,504.
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

10. Other Matters
The Company has vehicle and equipment leases that expire at various dates through fiscal 2013. Rental expense under these leases totaled $8.9 million, $8.5 million and $6.3 million for fiscal 2008, 2007 and 2006, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2008 were as follows:

Fiscal Year	Amount
2009	$7.8 million
2010	5.9 million
2011	2.7 million
2012	1.0 million
2013	.2 million
Thereafter	0.0 million

$17.6 million

The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation, or financial position.
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
QUARTERLY FINANCIAL DATA

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$362,566	$433,876	$466,915	$460,226
Gross profit (loss)	25,427	24,626	9,544	(71,661)
Net income (loss)	6,222	6,217	(3,645)	(51,923)
Diluted earnings (loss) per share	$.30	$.30	$(.18)	$(2.56)

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$292,711	$360,471	$394,753	$426,909
Gross profit (loss)	9,038	56,707	65,438	54,007
Net income (loss)	(2,849)	26,931	30,680	24,071
Diluted earnings (loss) per share	$(.14)	$1.33	$1.51	$1.18

(1)	The Company’s gross loss for fourth quarter of fiscal 2008 was $71.7 million as compared to a gross profit during the fourth quarter of fiscal 2007 of $54.0 million. The decrease of $125.7 million is the result of historically high grain prices, lower market prices for boneless breast meat and a significant decrease in market prices for export products during October, November and December of 2008. The Company’s processed inventory on hand at October 31, 2008 includes approximately 71.2 million pounds of chicken leg quarters and paws which the Company believes will be sold to export customers at prices below cost, resulting in a charge to cost of sales of approximately $13.1 million. In addition, because of the lower prices for export products, relatively low prices for boneless breast meat in the domestic market and decreasing but relatively high grain prices during November and December 2008, the Company recorded a loss of $35.0 million to lower the value of the Company’s inventory of live broilers at October 31, 2008.
Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period
	(In Thousands)
Year ended October 31, 2008
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,142	$451		$220	$1,373
Year ended October 31, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$894	$304		$56	$1,142
Year ended October 31, 2006
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$749	$480		$335	$894

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
     As of October 31, 2008 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2008. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we have concluded that, as of October 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2008.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008 of Sanderson Farms, Inc. and subsidiaries and our report dated December 18, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
December 18, 2008
Item 9B. Other Information.
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
     The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose members are John H. Baker, III, John Bierbusse, Phil K. Livingston, Dianne Mooney, Gail J. Pittman and Charles W. Ritter, Jr. (Chairman). All members of the audit committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that Phil K. Livingston and John Bierbusse are audit committee financial experts.
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
     The following table provides information as of October 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding options to purchase the Company’s common stock were issued under the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002. That plan has been superceded by the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005. No further options or other awards may be granted under the Stock Option Plan. There are 2,250,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

			(c) Number of
			securities remaining
	(a) Number of		available for future
	securities to be issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and	warrants and	reflected in column
Plan category	rights(1)	rights(1)	(a)(2)
Equity compensation plans approved by security holders	22,064	$11.71	385,799
Equity compensation plans not approved by security holders	0	0	0

Total	22,064	$11.71	385,799

(1)	These columns do not reflect the 45,209, 15,000, 49,050 and 354,000 shares of restricted stock issued to participants in the Stock Incentive Plan in fiscal 2008, 2007, 2006 and 2005, respectively, nor the 116,491 shares of restricted stock purchased by or issued to participants under the management stock purchase plan provisions of the Stock Incentive Plan or the purchase prices therefore.

(2)	Represents shares available for issuance under the Stock Incentive Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence.
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
Item 14. Principal Accounting Fees and Services.
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
PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2008 and 2007
Consolidated Statements of Operations — Years ended October 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows — Years ended October 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements — October 31, 2008
(a)2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
(a) 3. EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration

Exhibit
Number	Description
statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of October 23, 2008. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 28, 2008.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+*	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008.

10.8+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.9+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2007. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed on January 29, 2008.)

10.10+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.11 +	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.12 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.13 +	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

Exhibit
Number	Description
10.14+	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.15 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.16+	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.17 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.18 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.19+	Form of Restricted Stock Agreement between Registrant and its non-employee directors who are granted restricted stock (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.20 +	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.21+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares (Incorporated by reference to Exhibit 10.22 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006.)

10.22+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.23	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.24	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.25	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.26	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.27	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase

Exhibit
Number	Description
Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated April 22, 1999.)

10.28	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.29	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.30	Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.31	Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.32	Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.33	Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.34	Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.35	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2008.)

10.36	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.37	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.38	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the

Exhibit
Number	Description
Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.41	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.42	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
(b) Agreements Available Upon Request by the Commission.
The Registrant’s credit agreement with the banks for which Bank of Montreal acts as agent is filed or incorporated by reference as an exhibit to this report. The Registrant is a party to various other agreements defining the rights of holders of long-term debt of the Registrant, but, of those other agreements, no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Registrant will furnish a copy of any such agreement to the Commission. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b)(4)(iii) of Regulation S-K.
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

Date: December 19, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/19/08	/s/ Beverly Wade Hogan	12/19/08
Joe F. Sanderson, Jr.,		Beverly Wade Hogan,
Chairman of the Board and Chief Executive Officer		Director
(Principal Executive Officer)

/s/John H. Baker, III,	12/19/08	/s/ Robert C. Khayat	12/19/08
John H. Baker, III,		Robert C. Khayat
Director		Director

/s/ Fred Banks, Jr.	12/19/08	/s/ Phil K. Livingston	12/19/08
Fred Banks, Jr.		Phil K. Livingston,
Director		Director

/s/ John Bierbusse	12/19/08	/s/Dianne Mooney	12/19/08
John Bierbusse,		Dianne Mooney
Director		Director

/s/ Lampkin Butts	12/19/08	/s/Gail Jones Pittman	12/19/08
Lampkin Butts, Director,		Gail Jones Pittman,
President and Chief Operating Officer		Director

/s/ D. Michael Cockrell	12/19/08	/s/ Charles W. Ritter, Jr.	12/19/08
D. Michael Cockrell,		Charles W. Ritter, Jr.,
Director, Treasurer and Chief Financial Officer		Director

/s/ Ms. Toni Cooley	12/19/08	/s/Rowan Taylor	12/19/08
Toni Cooley		Rowan Taylor,
Director		Director

/s/ James A. Grimes	12/19/08
James A. Grimes, Secretary
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant amended and restated as of October 23, 2008. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 28, 2008.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

Exhibit
Number	Description
10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+*	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008.

10.8+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.9+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2007. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed on January 29, 2008.)

10.10+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.11 +	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.12 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 1, 2005.)

10.13 +	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.14+	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.15 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.16+	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2007.)

10.17 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.18 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

10.19+	Form of Restricted Stock Agreement between Registrant and its non-employee directors who are granted restricted stock (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.20 +	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed December 2, 2005.)

Exhibit
Number	Description
10.21+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares (Incorporated by reference to Exhibit 10.22 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006.)

10.22+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007).

10.23	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.24	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.25	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.26	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.27	Agreement dated as of April 22, 1999 between Sanderson Farms, Inc. and Chase Mellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated April 22, 1999.)

10.28	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.29	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.30	Credit Agreement dated November 17, 2005 among Sanderson Farms, Inc. and Harris N.A., Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.31	Guaranty Agreement dated November 17, 2005 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.32	Intercreditor Agreement dated as of November 17, 2005 among The Lincoln National Life Insurance Company, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 23, 2005.)

10.33	Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

Exhibit
Number	Description
10.34	Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.35	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2008.)

10.36	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.37	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.38	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.41	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.42	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.