Form 10-Q
period 2009-01-31
SANDERSON FARMS INC
filed 2009-02-26
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Common Stock, $1 Par Value Per Share: 20,308,588 shares outstanding as of January 31, 2009.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—January 31, 2009 and October 31, 2008

Condensed consolidated statements of operations—Three months ended January 31, 2009 and 2008

Condensed consolidated statements of cash flows—Three months ended January 31, 2009 and 2008

Notes to condensed consolidated financial statements—January 31, 2009

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

EX-10.2
EX-10.3
EX-10.4
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2009	2008
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$509	$4,261
Accounts receivable, net	65,305	63,516
Inventories	137,121	137,015
Refundable income taxes	39,658	31,033
Deferred income taxes	925	15,885
Prepaid expenses and other current assets	22,594	15,853

Total current assets	266,112	267,563
Property, plant and equipment	729,903	722,815
Less accumulated depreciation	(322,268)	(311,485)

	407,635	411,330
Other assets	2,226	2,265

Total assets	$675,973	$681,158

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$61,851	$77,565
Current maturities of long-term debt	968	1,219

Total current liabilities	62,819	78,784
Long-term debt, less current maturities	245,273	225,322
Claims payable	2,600	3,000
Deferred income taxes	20,015	20,085
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares; none issued, Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,308,588 and 20,288,643 at January 31, 2009 and October 31, 2008, respectively	20,309	20,289
Paid-in capital	29,811	28,859
Retained earnings	295,146	304,819

Total stockholders’ equity	345,266	353,967

Total liabilities and stockholders’ equity	$675,973	$681,158

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	January 31,
	2009	2008
	(In thousands, except per share amounts)

Net sales	$388,884	$362,566
Cost and expenses:
Cost of sales	383,912	337,139
Selling, general and administrative	11,914	13,805

	395,826	350,944

OPERATING INCOME (LOSS)	(6,942)	11,622
Other income (expense):
Interest income	7	72
Interest expense	(3,211)	(2,048)
Other	(3)	17

	(3,207)	(1,959)

INCOME (LOSS) BEFORE INCOME TAXES	(10,149)	9,663

Income tax expense (benefit)	(3,400)	3,441

NET INCOME (LOSS)	$(6,749)	$6,222

Earnings (loss) per share:
Basic	$(.33)	$.31

Diluted	$(.33)	$.30

Dividends per share	$.14	$.14

Weighted average shares outstanding:
Basic	20,296	20,239

Diluted	20,296	20,416

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)

Operating activities
Net income (loss)	$(6,749)	$6,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,949	10,168
Non-cash stock compensation	866	968
Deferred income taxes	14,890	0
Change in assets and liabilities:
Accounts receivable, net	(1,789)	8,179
Refundable income taxes	(8,625)	0
Inventories	(106)	(32,873)
Prepaid expenses and other assets	(6,754)	(4,792)
Accounts payable, accrued expenses and other liabilities	(19,037)	5,605

Total adjustments	(9,606)	(12,745)

Net cash used in operating activities	(16,355)	(6,523)

Investing activities
Capital expenditures	(7,205)	(10,193)
Net proceeds from sale of property and equipment	2	169

Net cash used in investing activities	(7,203)	(10,024)

Financing activities
Principal payments on long-term debt	(301)	(145)
Net borrowings from revolving line of credit	20,000	25,000
Net proceeds from exercise of stock options and management share purchase plan	107	469
Dividends paid	0	0

Net cash provided by financing activities	19,806	25,324

Net change in cash and cash equivalents	(3,752)	8,777
Cash and cash equivalents at beginning of period	4,261	2,623

Cash and cash equivalents at end of period	$509	$11,400

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,924)	$(2,905)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2009
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.
The consolidated balance sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2008.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31,	October 31,
	2009	2008
	(In thousands)
Live poultry-broilers and breeders	$86,537	$69,715
Feed, eggs and other	19,610	24,460
Processed poultry	15,822	30,477
Processed food	9,615	6,956
Packaging materials	5,537	5,407

	$137,121	$137,015

Inventories of live poultry increased primarily as a result of the $35.0 million live inventory adjustment at October 31, 2008 to record the Company’s live broiler inventory at estimated market value, which was lower than the cost plus the estimated cost to complete that inventory at that date. The Company recorded its live broiler inventory on hand at January 31, 2009 at cost because the estimated market value of the products that will be produced from the live inventory was higher than the inventory’s cost plus the estimated cost to complete that inventory. The Company’s cost of its live broiler inventory on January 31, 2009 also reflects the planned reduction in the number of live chickens in inventory due to current unfavorable market conditions and lower grain prices.
The decrease in feed, eggs and other at January 31, 2009 when compared to October 31, 2008 reflects lower feed grain prices.
The decrease in processed poultry inventories resulted primarily from fewer units of export product in inventory at January 31, 2009 as compared to October 31, 2008, which resulted from the timing of export sales, and lower feed grain prices.
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 of our October 31, 2008 audited financial statements for further information on our employee benefit plans and stock compensation plans. Total stock based compensation expense applicable to the Company’s restricted stock grants for the three months ended January 31, 2009 and January 31, 2008 was $866,000 and $968,000, respectively.
During the three months ended January 31, 2009, participants in the Company’s Management Share Purchase Plan purchased a total of 5,961 shares of restricted stock at an average price of $34.56 per share and the Company issued 1,473 matching restricted shares.
On January 29, 2009, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 60,500 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into in fiscal 2007 and 2006. The aggregate target number of shares specified in performance share agreements outstanding as of January 31, 2009 totaled 299,412. No compensation costs have been recorded as of January 31, 2009 on any of these performance shares because achievement of performance measures is not considered probable.
Also on January 29, 2009 the Company granted 60,500 shares of restricted stock to key management employees. The restricted stock had a grant date fair value of $38.24 per share and vests four years from the date of the grant.

On February 19, 2009, the Company granted 18,326 shares of restricted stock to its outside, independent directors. The restricted stock had a grant date fair value of $29.14 per share and vests one to three years from date of grant.
NOTE 4 — EARNINGS PER SHARE
Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 277,793 common shares were not included in the calculation of diluted net loss per share for the three months ended January 31, 2009, because the effect was antidilutitive. Restricted stock and employee stock options representing 176,963 common shares were included in the calculation of diluted net income per share for the three months ended January 31, 2009.
NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. The Company adopted SFAS No. 157 effective November 1, 2008 for its financial assets and liabilities. The adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company will adopt SFAS 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and is currently evaluating the impact of its adoption
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS No. 159 during the first quarter of fiscal 2009. We did not elect the fair value option under SFAS 159 and accordingly the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 6 — OTHER MATTERS
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 18, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2008.
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
The Company’s prepared chicken product line includes over 75 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and was originally planned to reach full production of approximately 1.25 million head of chickens per week during the fourth quarter of fiscal 2008. However, because of recent poor market fundamentals, moving the plant to full capacity was delayed until fiscal 2009.
On April 24, 2008, the Company announced that sites in Kinston, North Carolina had been selected for construction of a new feed mill, poultry processing plant, hatchery and wastewater treatment facility. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. On June 26, 2008 the Company announced that this new complex would be placed on hold until such time that market fundamentals improve.
EXECUTIVE OVERVIEW OF RESULTS
The results for the first quarter of fiscal 2009 reflect mixed market prices for poultry products and higher costs for corn and soybean meal in broiler flocks sold during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. While consumer demand for chicken products in retail grocery stores remained relatively stable, the slowdown in restaurant traffic has continued to adversely affect sales to our food service customers reflecting depressed demand for any protein consumed away from home. The Company believes that until consumer demand improves, any market price improvement will have to come from adjustments to the supply of chicken. The Company anticipates that feed costs will be lower for the remainder of the fiscal 2009 as compared to the same period during fiscal 2008 as grain prices are also being affected by the economy and reduced demand.
RESULTS OF OPERATIONS
During the first quarter of fiscal 2009 the Company’s net sales were $388.9 million as compared to $362.6 million during the first quarter of fiscal 2008, an increase of $26.3 million or 7.3%. Net sales of poultry products during the first quarter of fiscal 2009 and fiscal 2008 were $360.7 million and $326.5 million, respectively, an increase of $34.2 million or 10.5%. The increase in the net sales of poultry products resulted from an increase in the pounds of poultry products sold of 20.1%, partially offset by a decrease in the average sales price of poultry products sold of 8.0%. The additional pounds of poultry products sold resulted from a 6.4% increase in the number of chickens processed due to the increased production at the Company’s new poultry complex in Waco, Texas, which was operating close to full production by the end of the first quarter of fiscal 2009 and was operating well below full production during the first fiscal quarter of 2008, and fewer units of leg quarters in inventory at January 31, 2009 as compared to January 31, 2008. These factors were somewhat offset by the Company’s planned reductions in the live weight of chickens and the number of chickens processed for the food service market, which reductions were in response to weak demand for poultry products, as well as other proteins, from food service customers who market and sell product for consumption away from home. The decrease in the average sales price of poultry products reflects the mixed market price for poultry products and the additional pounds of leg quarters sold during the first quarter of fiscal 2009 as compared to the first quarter of 2008, which have a lower average sales price than other products. A simple average of the Georgia dock price for whole chickens was 12.7% higher during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008, reflecting relatively stable demand for chicken in retail grocery stores. In addition, wing prices hit historic highs and averaged 10.6% higher during the first quarter of fiscal 2009 as compared to the same quarter a year ago. However, average bulk leg quarter prices decreased 24.8% during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, as the difficult worldwide economic issues began to affect the Company’s export customers’ access to credit at the end of calendar 2008. The average Urner Barry market price for boneless breast meat during the three months ended January 31, 2009 decreased 9.2% as compared to the same period a year ago, reflecting the soft market for any protein consumed away from home. Net sales of prepared chicken products for the first quarter of fiscal 2009 and fiscal 2008 were $28.2 million and $36.1 million, respectively, or a decrease of 22.0%. This decrease resulted from a decrease in the pounds of prepared chicken products sold of 27.4%, partially offset by an increase in the average sales price of prepared chicken products of 7.3%.
Cost of sales during the first quarter of fiscal 2009 were $383.9 million as compared to $337.1 million during the first quarter of fiscal 2008, an increase of $46.8 million or 13.9%. Cost of sales of poultry products for the three months ended January 31, 2009 and 2008 was $358.8 million and $304.5 million, respectively, an increase of $54.3 million or 17.8%. This increase resulted from the increase in the pounds of poultry products sold, described above, and increased grain costs in broiler flocks sold during the three months ended January 31, 2009 as compared to the same period last year. A simple average of the Company’s cost of corn and soybean meal delivered during the first fiscal quarter increased 4.5% and 9.2%, respectively. Although grain prices for the first quarter of fiscal 2009 were higher than the first quarter of fiscal 2008, the Company believes that grain prices will be lower for the remainder of fiscal 2009 as compared to record high prices the Company and industry incurred during the final three quarters of fiscal 2008. Cost of sales of the Company’s prepared chicken products decreased $7.5 million or 23.1% due to the reduction in pounds sold of prepared chicken products of 27.4%.
Selling, general and administrative costs for the three months ended January 31, 2009 and 2008 were $11.9 million and $13.8 million, respectively, a decrease of $1.9 million. The reduction of $1.9 million relates to a planned decrease in the Company’s advertising budget for fiscal 2009 as compared to fiscal 2008.

On October 31, 2008, the Company recorded a charge of $35.0 million to lower the value of live broiler inventories on hand from cost to estimated market value because the estimated market price for the products to be produced from those live chickens when sold was below the estimated cost to grow, process and distribute those chickens. As of January 31, 2009 market fundamentals had improved such that the estimated market price of the products to be produced from the Company’s live broiler inventories was higher than the estimated cost to grow, process and distribute those chickens and, accordingly, the Company recorded its live broiler inventories on January 31, 2009 at cost. The $35 million adjustment to inventory on October 31, 2008 effectively absorbed a portion of the costs to grow, process and distribute chicken that would have otherwise been incurred in the first quarter of fiscal 2009.
The operating loss during the first quarter of fiscal 2009 was $6.9 million as compared to an operating income of $11.6 million for the same quarter of fiscal 2008. The decrease of $18.5 million relates to the soft market for the Company’s poultry products and higher cost of feed grains, described above.
Interest expense during the three months ended January 31, 2009 and 2008 was $3.2 million and $2.0 million, respectively. The increase in interest expense resulted from higher average outstanding debt during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, which was partially offset by lower interest rates. The Company capitalized no interest costs during the first quarter of fiscal 2009 or fiscal 2008.
The Company’s effective tax rate during the first quarter of fiscal 2009 and fiscal 2008 was 33.5% and 35.6%, respectively. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and tax credits available as a result of Hurricane Katrina and state investment credits unrelated to the hurricane. The difference between the effective tax rate for the first quarters of fiscal 2009 and 2008 primarily resulted from the economic stimulus legislation passed by Congress on October 30, 2008. This legislation extended the Katrina credit, which had previously expired on August 29, 2007, until August 29, 2009.
The Company reported a net loss for the first quarter of fiscal 2009 of $6.7 million or $.33 per share. For the first quarter of fiscal 2008 the Company reported net income of $6.2 million or $.30 per share.
Liquidity and Capital Resources
The Company’s working capital at January 31, 2009 was $203.3 million and its current ratio was 4.2 to 1. This compares to working capital of $188.8 million and a current ratio of 3.4 to 1 as of October 31, 2008. During the three months ended January 31, 2009, the Company spent approximately $7.2 million on planned capital projects.
The Company’s capital budget for fiscal 2009 is approximately $17.7 million at January 31, 2009 and will be funded by cash on hand, internally generated working capital, cash flows from operations and , if needed, borrowings under the Company’s revolving line of credit. The Company has $110.5 million available under the revolving line of credit as of January 31, 2009. The fiscal 2009 capital budget includes approximately $1.4 million in operating leases. Without operating leases, the Company’s capital budget for fiscal 2009 would be $16.3 million.
On April 24, 2008, the Company announced that sites in Kinston, North Carolina had been selected for construction of a new feed mill, poultry processing plant, hatchery and waste water facility. These facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. On June 26, 2008, the Company announced that construction and start-up of the new Kinston, North Carolina complex would be placed on hold until such time that market fundamentals improve.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a minimum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire May 1, 2013. As of January 31, 2009 the Company had borrowed $181.3 million under the revolving credit facility.
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
Contingencies
The Company is a party to a number of legal proceedings as discussed in Item 3 of Part 1 of its Annual Report on Form 10-K for its fiscal year ended October 31, 2008 and in this quarterly report. We recognize the costs of legal defense in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. Because the outcome of these cases cannot be determined with any certainty, no estimate of the possible loss or range of loss resulting from the cases can be made. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of or changes to reserves or by accruals of losses to reflect any adverse determination of these legal proceedings.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. The Company adopted SFAS No. 157 effective November 1, 2008 for its financial assets and liabilities. The adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company will adopt SFAS 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and is currently evaluating the impact of its adoption.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS No. 159 during the first quarter of fiscal 2009. We did not elect the fair value option under SFAS 159 and accordingly the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows.

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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2009. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs
November 1, 2008 — November 30, 2008	0	$00.00	0	221,138
December 1, 2008 — December 31, 2008	2,940	$33.81	2,940	218,198
January 1, 2009 — January 31, 2009	0	$00.00	0	218,198

Total	2,940	$33.81	2,940	218,198

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On April 28, 2008, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase up to 225,000 shares of its common stock over the next four years.

Item 6.	Exhibits
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
     Exhibit 3.7 Bylaws of the Registrant, amended and restated as of October 23, 2008. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 28, 2008.)
     Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program effective November 1, 2008. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on February 4, 2009.)
     Exhibit 10.2*+ Form of Restricted Stock Agreement between the Registrant and its employees who are granted restricted stock.
     Exhibit 10.3*+ Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares.
     Exhibit 10.4*+ Amendment dated January 29, 2009 to the Employee Stock Ownership Plan of Sanderson Farms, Inc. and Affiliates.
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

SANDERSON FARMS, INC.

(Registrant)

Date: February 26, 2009	By: /s/ D. Michael Cockrell

Treasurer and Chief
Financial Officer

Date: February 26, 2009	By: /s/ James A. Grimes

Secretary

     INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of October 23, 2008. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 28, 2008.)

10.1+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2008. (Incorporated by reference to Exhibit filed with the Registrant’s Current Report on Form 8-K on February 4, 2009.)

10.2*+	Form of Restricted Stock Agreement between the Registrant and its employees who are granted restricted stock.

10.3*+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares.

10.4*+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*Filed herewith.

** Furnished herewith.

+Management contract or compensatory plan or arrangement.