Form 10-Q
period 2009-04-30
SANDERSON FARMS INC
filed 2009-05-28
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common
Stock, $1 Par Value Per Share: 20,323,808 shares outstanding as of April 30, 2009.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2009	2008
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$36,179	$4,261
Accounts receivable, net	61,597	63,516
Inventories	143,895	137,015
Refundable income taxes	7,362	31,033
Deferred income taxes	1,568	15,885
Prepaid expenses and other current assets	21,678	15,853

Total current assets	272,279	267,563
Property, plant and equipment	732,103	722,815
Less accumulated depreciation	(331,050)	(311,485)

	401,053	411,330
Other assets	2,186	2,265

Total assets	$675,518	$681,158

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$81,148	$77,565
Current maturities of long-term debt	968	1,219

Total current liabilities	82,116	78,784
Long-term debt, less current maturities	200,122	225,322
Claims payable	2,800	3,000
Deferred income taxes	20,813	20,085
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued;
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,323,808 and 20,288,643 at April 30, 2009 and October 31, 2008, respectively	20,324	20,289
Paid-in capital	30,904	28,859
Retained earnings	318,439	304,819

Total stockholders’ equity	369,667	353,967

Total liabilities and stockholders’ equity	$675,518	$681,158

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net sales	$426,759	$433,876	$815,643	$796,442
Cost and expenses:
Cost of sales	370,774	409,250	754,686	746,389
Selling, general and administrative	12,884	14,146	24,798	27,951

	383,658	423,396	779,484	774,340

OPERATING INCOME	43,101	10,480	36,159	22,102
Other income (expense):
Interest income	4	23	11	95
Interest expense	(2,489)	(1,806)	(5,700)	(3,854)
Other	0	24	(3)	41

	(2,485)	(1,759)	(5,692)	(3,718)

INCOME BEFORE INCOME TAXES	40,616	8,721	30,467	18,384

Income tax expense	14,400	2,504	11,000	5,945

NET INCOME	$26,216	$6,217	$19,467	$12,439

Earnings per share:
Basic	$1.29	$.31	$.96	$.61

Diluted	$1.27	$.30	$.95	$.61

Dividends per share	$.14	$.14	$.28	$.28

Weighted average shares outstanding:
Basic	20,317	20,269	20,306	20,254

Diluted	20,581	20,469	20,577	20,443

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30,
	2009	2008
	(In thousands)

Operating activities
Net income	$19,467	$12,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,764	20,543
Non-cash stock compensation	1,872	1,855
Deferred income taxes	15,045	220
Change in assets and liabilities:
Accounts receivable, net	1,919	(6,857)
Refundable income taxes	23,671	0
Inventories	(6,880)	(53,440)
Prepaid expenses and other assets	(5,850)	(8,147)
Accounts payable, accrued expenses and other liabilities	458	17,745

Total adjustments	51,999	(28,081)

Net cash provided by (used in) operating activities	71,466	(15,642)

Investing activities
Capital expenditures	(11,471)	(28,169)
Net proceeds from sale of property and equipment	88	191

Net cash used in investing activities	(11,383)	(27,978)

Financing activities
Principal payments on long-term debt	(451)	(145)
Net borrowings from (repayments on) revolving line of credit	(25,000)	50,000
Net proceeds from exercise of stock options and management share purchase plan	208	744
Tax benefit on exercised stock options	0	63
Dividends paid	(2,922)	(2,906)

Net cash provided by (used in) financing activities	(28,165)	47,756

Net change in cash and cash equivalents	31,918	4,136
Cash and cash equivalents at beginning of period	4,261	2,623

Cash and cash equivalents at end of period	$36,179	$6,759

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,925)	$(2,910)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2009
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30,	October 31,
	2009	2008
	(In thousands)

Live poultry-broilers and breeders	$89,329	$69,715
Feed, eggs and other	19,461	24,460
Processed poultry	20,903	30,477
Processed food	8,406	6,956
Packaging materials	5,796	5,407

	$143,895	$137,015

Inventories of live poultry increased primarily as a result of the $35.0 million live inventory adjustment at October 31, 2008 to record the Company’s live broiler inventory at estimated market value, which was lower than the cost plus the estimated cost to complete that inventory at that date. The Company recorded its live broiler inventory on hand at April 30, 2009 at cost because the estimated market value of the products that will be produced from the live inventory was higher than the inventory’s cost plus the estimated cost to complete that inventory.
The decrease in feed, eggs and other at April 30, 2009 when compared to October 31, 2008 reflects lower feed grain prices.
The decrease in processed poultry inventories resulted primarily from fewer units of export product in inventory at April 30, 2009 as compared to October 31, 2008, which resulted from the timing of export sales, and lower feed grain prices.
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 of our October 31, 2008 audited financial statements for further information on our employee benefit plans and stock compensation plans. Total stock based compensation expense applicable to the Company’s restricted stock grants for the six months ended April 30, 2009 and April 30, 2008 was $1,827,000 and $1,855,000, respectively.
During the six months ended April 30, 2009, participants in the Company’s Management Share Purchase Plan purchased a total of 11,800 shares of restricted stock at an average price of $36.04 per share and the Company issued 2,916 matching restricted shares.
On January 29, 2009, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 60,500 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into in fiscal 2007 and 2006. The aggregate target number of shares specified in performance share agreements outstanding as of April 30, 2009 totaled 229,412. No compensation costs have been recorded as of April 30, 2009 on any of these performance shares because achievement of performance measures is not considered probable.
Also on January 29, 2009 the Company granted 60,500 shares of restricted stock to key management employees. The restricted stock had a grant date fair value of $38.24 per share and vests four years from the date of the grant.

On February 19, 2009, the Company granted 18,326 shares of restricted stock to its non-employee directors. The restricted stock had a grant date fair value of $29.14 per share and vests one to three years from date of grant.
NOTE 4 — EARNINGS PER SHARE
Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 263,806 and 270,800 common shares were included in the calculation of diluted net income per share for the three and six months ended April 30, 2009. Restricted stock and employee stock options representing 200,511 and 188,716 common shares were included in the calculation of diluted net income per share for the three and six months ended April 30, 2008.
NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. The Company adopted SFAS No. 157 effective November 1, 2008 for its financial assets and liabilities. The adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company will adopt SFAS 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and is currently evaluating the impact of its adoption.
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
In April, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For the Company, these additional disclosures will be required beginning in the third quarter of fiscal 2009. The Company is currently evaluating the requirements of these additional disclosures.
NOTE 6 — OTHER MATTERS
The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended April 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
May 27, 2009

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

On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and was originally planned to reach full production of approximately 1.25 million head of chickens per week during the fourth quarter of fiscal 2008. However, because of recent poor market fundamentals, moving the plant to full capacity was delayed until the second half of fiscal 2009. The plant is currently processing 1.20 million head of chicken per week, which is 96% of full capacity.
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
EXECUTIVE OVERVIEW OF RESULTS
Overall market conditions improved during the second quarter of fiscal 2009 as compared to the first quarter of fiscal 2009 and the second quarter of fiscal 2008. Market prices for leg quarters and boneless breast meat have improved significantly from their lows during December 2008 in response to production cuts, and the average costs of feed grains, while still relatively high, have remained below the prices reached during the summer of 2008. Demand for fresh chicken in retail grocery stores remains strong, and is reflected in the Georgia Dock price. While demand for boneless breast meat from food service customers remains weak, market prices have moved up in response to production cuts. The Company expects market prices for corn and soybean meal to remain volatile for the remainder of fiscal 2009 and to be higher during the second half of the year than during the first half, but expects its feed costs during the third and fourth quarters of fiscal 2009 to be lower than the same quarters of fiscal 2008.
RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal 2009 were $426.8 million as compared to $433.9 million during the second quarter of fiscal 2008, a decrease of $7.1 million or 1.6%. Net sales of poultry products during the second quarters of fiscal 2009 and fiscal 2008 were $392.6 million and $397.8 million, respectively, a decrease of $5.2 million or 1.3%. The decrease in the net sales of poultry products resulted from a decrease in the pounds of poultry products sold of 4.7% and was partially offset by an increase in the average sales price of poultry products sold of 3.5%. The reduction in the pounds of poultry products sold during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 resulted from a planned reduction in the average live weight and number of chickens processed, which reductions were in response to weak demand for poultry products, as well as other proteins, from food service customers who market and sell product for consumption away from home. This reduction was partially offset by an increase in production at the Company’s Waco, Texas facility. The increase in the average sales price of poultry products reflects relatively strong demand from retail grocery store customers, offset by continued weakness in demand for chicken from food service customers. A simple average of the Georgia Dock price for whole chickens was 6.1% higher during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008. In addition, jumbo wing prices hit historic highs and averaged 43.0% higher during the second quarter of fiscal 2009 as compared to the same quarter a year ago. However, average bulk leg quarter prices decreased 18.1% during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. The average Urner Barry market price for boneless breast meat during the three months ended April 30, 2009 decreased 5.0% as compared to the same period a year ago, reflecting the soft demand for that product from food service customers. Net sales of prepared chicken products for the second quarter of fiscal 2009 and fiscal 2008 were $34.2 million and $36.1 million, respectively, or a decrease of 5.3%. This decrease resulted from a decrease in the pounds of prepared chicken products sold of 7.1%, partially offset by an increase in the average sales price of prepared chicken products of 2.0%.
Net sales for the six months ended April 30, 2009 were $815.6 million as compared to $796.4 million for the six months ended April 30, 2008, an increase of $19.2 million or 2.4%. Net sales of poultry products increased $29.1 million and resulted from an increase in the pounds of poultry products sold of approximately 6.6%, partially offset by a decrease in the Company’s average sales price of 2.5%. The additional pounds of poultry products sold resulted from an increase in the number of chickens produced of 3.9% which was partially offset by a decrease in the average live weight of chickens produced of 4.2%. The additional number of chickens processed was primarily the result of the additional production at the Company’s new Waco processing division, which began operations during the fourth quarter of fiscal 2007 and is currently operating at 96% of full capacity of 1,250,000 head per week. In addition, the Company had a planned decrease in the average live weight and number of chickens produced during the first six months of fiscal 2009 in response to the difficult market environment during the last six months of fiscal 2008 and the first quarter of fiscal 2009. During the first half of fiscal 2009 as compared to the first half of fiscal 2008 poultry prices were mixed when compared to the same period a year ago. A simple average of the Georgia dock prices for whole birds increased by 9.3%. In addition prices for jumbo wings and tenders increased 24.0% and 15.0%, respectively. However, market prices for boneless breast and bulk leg quarters decreased 6.9% and 21.3%, respectively, during the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. Net sales of prepared chicken products decreased $9.9 million or 13.7% during the first half of fiscal 2009 as compared to the first half of fiscal 2008. Pounds sold of prepared chicken products decreased 17.6% during the first half of fiscal 2009 as compared to the same period during fiscal 2008, and the average sales price of prepared chicken products increased 4.8%. The Company made changes at the prepared chicken plant to increase that facility’s capacity to produce individually frozen poultry products and cooked poultry products in fiscal 2008.
Cost of sales during the second quarter of fiscal 2009 decreased $38.5 million or 9.4% as compared to the same quarter during fiscal 2008. Cost of sales of poultry products decreased $35.8 million or 9.5% during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, which decrease was the result of a decrease in pounds of poultry products sold and lower feed grain costs. A simple average of the Company’s cost of corn and soybean meal purchased by the Company during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 reflected decreases of 22.8% and 14.2%, respectively. The Company believes that grain prices will remain lower for the remainder of fiscal 2009 as compared to record high prices the Company and industry incurred during the final two quarters of fiscal 2008. Cost of sales of the Company’s prepared chicken products decreased $2.7 million or 8.1% due to the lower market prices for boneless breast meat, which are a major component of the Company’s prepared food products, and a decrease in the pounds of prepared food products sold of 7.1% during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008.
Cost of sales for the six months ended April 30, 2009 increased $8.3 million or 1.1% as compared to the six months ended April 30, 2008. Cost of sales of poultry products increased $18.5 million or 2.7% during the first half of fiscal 2009 as compared to the first half of fiscal 2008 and resulted from the additional pounds of poultry products sold of 6.6%, offset in part by lower feed grain prices . A simple average of the Company’s cost of corn and soybean meal purchased by the Company during the first half of fiscal 2009 as compared to the first half of fiscal 2008 reflected decreases of 11.2% and 4.3%, respectively. The Company believes that grain prices will remain lower for the remainder of fiscal 2009 as compared to record high prices the Company and industry incurred during the final two quarters of fiscal 2008. Cost of sales of the Company’s prepared chicken products decreased $10.2 million or 15.6% due to decrease in the pounds of prepared food products sold of 17.6% during the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.
Selling, general and administrative costs for the three and six months ended April 30, 2009 were $12.9 million and $24.8 million, as compared to $14.1 million and $28.0 million, respectively, for the three and six months ended April 30, 2008. The decrease in selling, general and administrative costs of $1.2 million and $3.2 million, respectively, for the three and six months ended April 30, 2009 as compared to the same periods during fiscal 2008 resulted primarily from a planned decrease in advertising expenditures.
On October 31, 2008, the Company recorded a charge of $35.0 million to lower the value of live broiler inventories on hand from cost to estimated market value because the estimated market price for the products to be produced from those live chickens when sold was below the estimated cost to grow, process and distribute those chickens. As of January 31, 2009 and April 30, 2009 market fundamentals had improved such that the estimated market price of the products to be produced from the Company’s live broiler inventories was higher than the estimated cost to grow, process and distribute those chickens and, accordingly, the Company recorded its live broiler inventories on January 31, 2009 and on April 30, 2009 at cost. The $35 million adjustment to inventory on October 31, 2008 effectively absorbed into the fourth fiscal quarter of 2008 a portion of the costs to grow, process and distribute chicken that were incurred and would have otherwise been recognized in the first quarter of fiscal 2009.
The second quarter of fiscal 2009 resulted in an operating income of $43.1 million as compared to an operating income for the second quarter of fiscal 2008 of $10.5 million. For the six months ended April 30, 2009 and 2008 the Company’s operating income was $36.2 million and $22.1 million, respectively. The increase in operating income for the three and six months ended April 30, 2009 were the result of lower feed costs and an overall improvement in the market prices for poultry products, as described above.
Interest expense during the three and six months ended April 30, 2009 was $2.5 million and $5.7 million, respectively, as compared to $1.8 million and $3.9 million for the same periods during fiscal 2008. The increase in interest expense resulted from higher average outstanding debt during the first half of fiscal 2009 as compared to the first half of fiscal 2008, which was partially offset by lower interest rates. The Company capitalized no interest costs during the first six months of fiscal 2009 or fiscal 2008.
The Company’s effective tax rate during the three and six months ended April 30, 2009 was 35.5% and 36.1%, respectively. For the three and six months ended April 30, 2008, the Company’s effective tax rate was 28.7% and 32.3%, respectively. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and tax credits available as a result of Hurricane Katrina and state credits unrelated to the hurricane.
Net income for the three months ended April 30, 2009 and April 30, 2008 was $26.2 million or $1.27 per share and $6.2 million or $.30 per share, respectively. Net income for the first six months of fiscal 2009 was $19.5 million or $.95 per share as compared to $12.4 million or $.61 per share during the first six months of fiscal 2008.

Liquidity and Capital Resources
The Company’s working capital at April 30, 2009 was $190.2 million and its current ratio was 3.3 to 1. This compares to working capital of $188.8 million and a current ratio of 3.4 to 1 as of October 31, 2008. During the six months ended April 30, 2009, the Company spent approximately $11.5 million on planned capital projects.
The Company’s capital budget for fiscal 2009 is approximately $17.8 million at April 30, 2009 and will be funded by cash on hand, internally generated working capital, cash flows from operations and, if needed, borrowings under the Company’s revolving line of credit. The Company had $155.5 million available under the revolving line of credit as of April 30, 2009.
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
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a minimum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire May 1, 2013. As of April 30, 2009 the Company had $136.3 million outstanding under the revolving credit facility.
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
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. The Company adopted SFAS No. 157 effective November 1, 2008 for its financial assets and liabilities. We did not elect the fair value option under SFAS 159 and accordingly the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company will adopt SFAS 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and is currently evaluating the impact of its adoption.

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
In April, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For the Company, these additional disclosures will be required beginning in the third quarter of fiscal 2009. The Company is currently evaluating the requirements of these additional disclosures.
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
The Company generally will purchase feed ingredients for deferred delivery that typically range from one month to twelve months after the time of purchase. Once purchased, the Company can price its grain at market prices at any time prior to delivery of the grain. The grain purchases are made directly with our usual grain suppliers, which are companies in the regular business of supplying grain to end users, and do not involve options to purchase. The pricing of such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can price feed ingredients at levels that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to buy grain for deferred delivery and to price grain include:
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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2009. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs
February 1, 2009 — February 28, 2009	1,500	$29.14	1,500	216,698
March 1, 2009 — March 30, 2009	1,814	$37.55	1,814	214,884
April 1, 2009 — April 30, 2009	0	$00.00	0	214,884
Total	3,314	$33.74	3,314	214,884

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On April 28, 2008, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase up to 225,000 shares of its common stock over the next four years.
Item 4. Submission of Matters to a Vote of Security Holders
     At the 2009 Annual Meeting of Shareholders of Sanderson Farms, Inc. held February 19, 2009, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2012 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

NAME	FOR	WITHHELD

John H. Baker, III	18,664,982	1,062,067
John Bierbusse	18,872,383	854,666
Mike Cockrell	19,287,923	439,126
Rowan H. Taylor	18,724,440	1,002,609
     By a vote of 19,470,275 for, 247,974 against, and 8,799 abstaining, the shareholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending October 31, 2009.
     By a vote of 472,358 for, 16,547,006 against and 1,392,006 abstaining, the shareholders rejected a shareholder proposal regarding “controlled atmospheric killing”.
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
     Exhibit 3.7 Bylaws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)
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

SANDERSON FARMS, INC.
(Registrant)

Date: May 27, 2009	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 27, 2009	By:	/s/ James A. Grimes
Secretary, Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.