Form 10-Q
period 2009-07-31
SANDERSON FARMS INC
filed 2009-08-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common
Stock, $1 Par Value Per Share: 20,329,303 shares outstanding as of July 31, 2009.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2009	2008
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$33,373	$4,261
Accounts receivable, net	67,213	63,516
Inventories	150,138	137,015
Refundable income taxes	0	31,033
Deferred income taxes	2,200	15,885
Prepaid expenses and other current assets	21,832	15,853

Total current assets	274,756	267,563
Property, plant and equipment	735,676	722,815
Less accumulated depreciation	(341,120)	(311,485)

	394,556	411,330
Other assets	2,860	2,265

Total assets	$672,172	$681,158

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$101,788	$77,565
Current maturities of long-term debt	968	1,219

Total current liabilities	102,756	78,784
Long-term debt, less current maturities	132,918	225,322
Claims payable	2,200	3,000
Deferred income taxes	22,915	20,085
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares – 20,329,303 and 20,288,643 at July 31, 2009 and October 31, 2008, respectively	20,329	20,289
Paid-in capital	32,492	28,859
Retained earnings	358,562	304,819

Total stockholders’ equity	411,383	353,967

Total liabilities and stockholders’ equity	$672,172	$681,158

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net sales	$504,846	$466,915	$1,320,489	$1,263,357
Cost and expenses:
Cost of sales	413,821	454,678	1,168,507	1,201,067
Selling, general and administrative	21,514	12,979	46,312	40,930
Donning and Doffing Settlement	0	2,693	0	2,693

	435,335	470,350	1,214,819	1,244,690

OPERATING INCOME (LOSS)	69,511	(3,435)	105,670	18,667
Other income (expense):
Interest income	8	48	19	143
Interest expense	(2,038)	(2,259)	(7,738)	(6,113)
Other	5	(34)	2	7

	(2,025)	(2,245)	(7,717)	(5,963)

INCOME (LOSS) BEFORE INCOME TAXES	67,486	(5,680)	97,953	12,704

Income tax expense (benefit)	24,438	(2,035)	35,438	3,910

NET INCOME (LOSS)	$43,048	$(3,645)	$62,515	$8,794

Earnings (loss) per share:
Basic	$2.12	$(.18)	$3.08	$.43

Diluted	$2.09	$(.18)	$3.04	$.43

Dividends per share	$.14	$.14	$.42	$.42

Weighted average shares outstanding:
Basic	20,326	20,283	20,313	20,264

Diluted	20,639	20,283	20,598	20,469

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,
	2009	2008
	(In thousands)
Operating activities
Net income	$62,515	$8,794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,661	31,143
Non-cash stock compensation	3,307	1,985
Provision for losses on accounts receivable	374	220
Deferred income taxes	16,515	0
Change in assets and liabilities:
Accounts receivable, net	(4,071)	10,933
Refundable income taxes	31,033	0
Inventories	(13,124)	(67,718)
Prepaid expenses and other assets	(6,729)	(11,066)
Accounts payable, accrued expenses and other liabilities	20,497	23,986

Total adjustments	80,463	(10,517)

Net cash provided by (used in) operating activities	142,978	(1,723)

Investing activities
Capital expenditures	(15,887)	(42,281)
Net proceeds from sale of property and equipment	156	573

Net cash used in investing activities	(15,731)	(41,708)

Financing activities
Principal payments on long-term debt	(604)	(289)
Net borrowings from (repayments on) revolving line of credit	(92,051)	66,307
Net proceeds from exercise of stock options and management share purchase plan	367	606
Tax benefit on exercised stock options	0	153
Dividends paid	(5,847)	(5,815)

Net cash provided by (used in) financing activities	(98,135)	60,962

Net change in cash and cash equivalents	29,112	17,531
Cash and cash equivalents at beginning of period	4,261	2,623

Cash and cash equivalents at end of period	$33,373	$20,154

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(2,926)	$(2,912)

Asset acquired through capital lease	$0	$14,014

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2009
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.
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
Subsequent events have been evaluated through the time of filing on August 25, 2009 which represents the date the Condensed Consolidated Financial Statements were issued.
NOTE 2–INVENTORIES
Inventories consisted of the following:

	July 31,	October 31,
	2009	2008
	(In thousands)
Live poultry-broilers and breeders	$97,877	$69,715
Feed, eggs and other	18,999	24,460
Processed poultry	20,779	30,477
Processed food	6,547	6,956
Packaging materials	5,936	5,407

	$150,138	$137,015

Inventories of live poultry increased as a result of the $35.0 million live inventory adjustment at October 31, 2008 to record the Company’s live broiler inventory at estimated market value, which was lower than the cost plus the estimated cost to complete that inventory at that date. The Company recorded its live broiler inventory on hand at July 31, 2009 at cost because the estimated market value of the products that will be produced from the live inventory was higher than the inventory’s cost plus the estimated cost to complete that inventory.
The decrease in feed, eggs and other at July 31, 2009 when compared to October 31, 2008 reflects lower feed grain prices.
The decrease in processed poultry inventories resulted primarily from fewer units of export product in inventory at July 31, 2009 as compared to October 31, 2008, which resulted from the timing of export sales, and lower feed grain prices.
NOTE 3–STOCK COMPENSATION PLANS
Refer to Note 8 of our October 31, 2008 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense applicable to the Company’s restricted stock grants for the nine months ended July 31, 2009 and July 31, 2008 was $3,307,000 and $1,985,000, respectively.
During the nine months ended July 31, 2009, participants in the Company’s Management Share Purchase Plan purchased a total of 16,656 shares of restricted stock at an average price of $38.65 per share and the Company issued 4,111 matching restricted shares.
On January 29, 2009, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 60,500 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into in fiscal 2007 and 2006. The aggregate target number of shares specified in performance share agreements outstanding as of July 31, 2009 totaled 229,412. The Company recorded compensation cost of $434,000 during the three and nine months ended July 31, 2009 related to the performance shares entered into on January 29, 2009. No compensation costs have been recorded for the performance share agreements entered into in fiscal 2007 and 2006.

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
NOTE 4 – EARNINGS PER SHARE
Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the dilutive effects of stock options and restricted stock outstanding. Restricted stock and employee stock options representing 312,697 and 284,765 common shares respectively, were included in the calculation of diluted net income per share for the three and nine months ended July 31, 2009. Restricted stock and employee stock options representing 239,545 common shares were not included in the calculations of diluted net loss per share for the three months ended July 31, 2008, because the effect was antidilutive. Restricted stock and employee stock options representing 205,659 common shares were included in the calculation of diluted net income per share for the nine months ended July 31, 2008.
NOTE 5–NEW ACCOUNTING PRONOUNCEMENTS
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS No. 159 during the first quarter of fiscal 2009. We did not elect the fair value option under SFAS 159 and accordingly the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows.
In April, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For the Company, these additional disclosures are required beginning in the third quarter of fiscal 2009. The Company adopted the additional required disclosures during the third quarter of fiscal 2009.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted SFAS No. 165 during the third quarter of fiscal 2009.
NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENT
The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	July 31, 2009		October 31, 2008

	Fair Value	Carrying Value	Fair Value	Carrying Value

Total Debt	$138	$134	$227	$227

NOTE 7 – OTHER MATTERS
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
August 24, 2009

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

On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and was originally planned to reach full production of approximately 1.25 million head of chickens per week during the fourth quarter of fiscal 2008. However, because of poor market fundamentals in the second half of calendar 2008, moving the plant to full capacity was delayed until the third quarter of fiscal 2009. The plant is now processing at 100% capacity or 1.25 million head of chicken per week.
On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with an expected budget of approximately $121.4 million. Sanderson Farms previously announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. The Kinston facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Construction began during August 2009 and the Company expects initial operation of the new complex to begin during the first quarter of fiscal 2011.
EXECUTIVE OVERVIEW OF RESULTS
Improvements in the overall market prices for poultry products and lower cost of corn resulted in improved margins during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. Demand for fresh chicken in retail grocery stores remained relatively strong during the third fiscal quarter, and is reflected in the Georgia Dock whole bird price. Market prices for boneless breast meat improved during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, but demand from some food service customers remains weak and the Company expects this trend to continue until traffic in restaurants improves. The Company expects its average cost of feed grains to be lower during the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008.
RESULTS OF OPERATIONS
Net sales for the three months ended July 31, 2009 were $504.8 million as compared to $466.9 million during the same quarter of fiscal 2008, an increase of $37.9 million or 8.1%. Net sales of poultry products for the three months ended July 31, 2009 and July 31, 2008 were $467.9 million and $434.1 million, respectively, an increase of $33.8 million or 7.8%. The increase in net sales of poultry products resulted from an increase in the average sales price of poultry products of 9.4%, partially offset by a decrease in the pounds of poultry products sold of 1.4%. The reduction in the pounds of poultry products sold during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 resulted from the Company’s planned reduction in production, in response to weak demand from some food service customers. The impact of this reduction was partially offset by additional pounds of chicken processed at the Company’s new Waco, Texas facility, which began operating at full capacity during the third quarter of fiscal 2009. The increase in the average sales price of poultry products reflects relatively strong demand from retail grocery store customers, offset by continued weakness in demand for chicken from some food service customers. A simple average of the Georgia Dock price for whole chickens was 2.3% higher during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. In addition, jumbo wing prices averaged 62.6% higher during the three months ended July 31, 2009 as compared to the same quarter a year ago. However, average bulk leg quarter prices decreased 4.9% during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. The average Urner Barry market price for boneless breast meat during the three months ended July 31, 2009 increased 3.4% as compared to the same period a year ago. Net sales of prepared chicken products for the three months ended July 31, 2009 and 2008 were $36.9 million and $32.8 million, respectively, or an increase of 12.6%. This increase resulted from an increase in the pounds of prepared chicken products sold of 8.8% and a corresponding increase in the average sales price of prepared chicken products of 3.5%.
Net sales for the nine months ended July 31, 2009 were $1,320.5 million as compared to $1,263.4 million for the nine months ended July 31, 2008, an increase of $57.1 million or 4.5%. Net sales of poultry products increased $62.8 million or 5.4% and resulted from an increase in the pounds of poultry products sold of approximately 3.7% and an increase in the Company’s average sales price of poultry products of 1.7%. During fiscal 2009, the company implemented a planned reduction in pounds of poultry products processed in response to weak demand from food service customers. The effect of this reduction in the pounds of chicken produced was offset by the additional pounds of poultry products produced at the Company’s new poultry complex in Waco, Texas and a reduction in processed inventories. The new Waco complex began initial operations in the fourth quarter of fiscal 2007 and reached full capacity during the third quarter of fiscal 2009. For the first nine months of fiscal 2009 as compared to the same period during 2008 poultry prices were mixed. A simple average of the Georgia dock prices for whole birds increased by 6.8%. In addition, prices for jumbo wings and tenders increased 35.2% and 15.0%, respectively. However, market prices for boneless breast and bulk leg quarters decreased 3.3% and 15.1%, respectively, during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Net sales of prepared chicken products decreased $5.7 million or 5.4% during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Pounds sold of prepared chicken products decreased 9.6% during the nine months ended July 31, 2009 as compared to the same period during fiscal 2008, and the average sales price of prepared chicken products increased 4.6%. The Company made changes at the prepared chicken plant to increase that facility’s capacity to produce individually frozen poultry products and cooked poultry products in fiscal 2008.
Cost of sales during the third quarter of fiscal 2009 decreased $40.9 million or 9.0% as compared to the same quarter during fiscal 2008. Cost of sales of poultry products decreased $42.9 million or 10.1% during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, which decrease was the result of a decrease in pounds of poultry products sold and lower feed grain costs. A simple average of the Company’s cost of corn and soybean meal purchased by the Company during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 reflected decreases of 26.7% and 1.2%, respectively. The Company believes that grain prices will be lower during the fourth quarter of fiscal 2009 as compared to the prices the Company and industry incurred during the final quarter of fiscal 2008. Cost of sales of the Company’s prepared chicken products increased $2.0 million or 6.6% due to the increase in the pounds of prepared chicken products sold of 8.8% during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008.
Cost of sales for the nine months ended July 31, 2009 decreased $32.6 million or 2.7% as compared to the nine months ended July 31, 2008. Cost of sales of poultry products decreased $24.4 million or 2.2% during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 and resulted from the additional pounds of poultry products sold of 3.7%, offset by lower feed grain prices. A simple average of the Company’s cost of corn and soybean meal purchased by the Company during the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008 reflected decreases of 17.2% and 2.7%, respectively. The Company believes that grain prices will be lower for the fourth quarter of fiscal 2009 as compared to the same period a year ago. Cost of sales of the Company’s prepared chicken products decreased $8.2 million or 8.5% due to a decrease in the pounds of prepared food products sold of 9.6% during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.
Selling, general and administrative costs for the three and nine months ended July 31, 2009 were $21.5 million and $46.3 million, as compared to $13.0 million and $40.9 million, respectively, for the three and nine months ended July 31, 2008. The increase in selling, general and administrative costs of $8.5 million during the third quarter of fiscal 2009 resulted from an accrual for contributions to the Employee Stock Ownership Plan and the Company’s Bonus Awards Program. The increase of $5.4 million for the nine months ended July 31, 2009 and 2008 resulted from the accruals during the third quarter to the Employee Stock Ownership Plan and Bonus Awards Program and was partially offset by a planned decrease in advertising expenditures.
On October 31, 2008, the Company recorded a charge of $35.0 million to lower the value of live broiler inventories on hand from cost to estimated market value because the estimated market price for the products to be produced from those live chickens when sold was below the estimated cost to grow, process and distribute those chickens. As of January 31, April 30, and July 31, 2009 market fundamentals had improved such that the estimated market prices of the products to be produced from the Company’s live broiler inventories were higher than the estimated cost to grow, process and distribute those chickens and, accordingly, the Company recorded its live broiler inventories on January 31, April 30, and July 31, 2009 at cost. The $35 million adjustment to inventory on October 31, 2008 effectively absorbed into the fourth fiscal quarter of 2008 a portion of the costs to grow, process and distribute chicken that were incurred and would have otherwise been recognized in the first quarter of fiscal 2009.
The third quarter of fiscal 2009 resulted in an operating income of $69.5 million as compared to an operating loss for the third quarter of fiscal 2008 of $3.4 million. For the nine months ended July 31, 2009 and 2008 the Company’s operating income was $105.7 million and $18.7 million, respectively. The increases in operating income for the three and nine months ended July 31, 2009 were the result of lower feed costs and an overall improvement in the market prices for poultry products, as described above.
Interest expense during the three and nine months ended July 31, 2009 was $2.0 million and $7.7 million, respectively, as compared to $2.3 million and $6.1 million for the same periods during fiscal 2008. The Company significantly reduced borrowings under its revolving line of credit during the third quarter of fiscal 2009 and expects interest expense to be lower during the fourth quarter of fiscal 2009 as compared to the same quarter during fiscal 2008.
The Company’s effective tax rate during the three and nine months ended July 31, 2009 was 36.2% as compared to an effective tax rate for the three and nine months ended July 31, 2008 of 35.8% and 30.8%, respectively. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and tax credits available as a result of Hurricane Katrina and state credits unrelated to the hurricane. The Company expects its effective tax rate to be approximately 36.2% for the fourth quarter of fiscal 2009.
Net income for the three months ended July 31, 2009 was $43.0 million or $2.09 per share as compared to a net loss of $3.6 million or $.18 per share for the three months ended July 31, 2008. Net income for the nine months ended July 31, 2009 and July 31, 2008 was $62.5 million or $3.04 per share and $8.8 million or $.43 per share, respectively.

Liquidity and Capital Resources
The Company’s working capital at July 31, 2009 was $172.0 million and its current ratio was 2.7 to 1. This compares to working capital of $188.8 million and a current ratio of 3.4 to 1 as of October 31, 2008. During the nine months ended July 31, 2009, the Company spent approximately $15.9 million on planned capital projects.
As of July 31, 2009, the Company’s capital budget for fiscal 2009 is approximately $23.8 million and will be funded by cash on hand, internally generated working capital, cash flows from operations and, if needed, borrowings under the Company’s revolving line of credit. The Company had $222.5 million available under the revolving line of credit as of July 31, 2009.
On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and was originally planned to reach full production of approximately 1.25 million head of chickens per week during the fourth quarter of fiscal 2008. However, because of recent poor market fundamentals, moving the plant to full capacity was delayed until the third quarter of fiscal 2009. The plant is now processing at 100% capacity or 1.25 million head of chicken per week.
On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with an expected budget of approximately $121.4 million. Sanderson Farms previously announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. The Kinston facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Construction began during August 2009 and the Company expects initial operations at the new complex to begin during the first quarter of fiscal 2011.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS No. 159 during the first quarter of fiscal 2009. We did not elect the fair value option under SFAS 159 and accordingly the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows.
In April, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For the Company, these additional disclosures are required beginning in the third quarter of fiscal 2009. The Company adopted the additional required disclosures during the third quarter of fiscal 2009.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted SFAS No. 165 during the third quarter of fiscal 2009.
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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2009. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2009. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs
May 1, 2009 – May 31, 2009	0	$00.00	0	214,884
June 1, 2009 – June 30, 2009	1,602	$45.00	1,602	213,282
July 1, 2009 – July 31, 2009	0	$00.00	0	213,282
Total	1,602	$45.00	1,602	213,282

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On April 28, 2008, the Company announced that its Board of Directors had approved a plan under which the Company may repurchase up to 225,000 shares of its common stock over the next four years.
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
     Exhibit 10.1* Form of restricted stock agreement between the Registrant and certain management employees for restricted stock granted in 2005 with a ten-year vesting period, as amended.

     Exhibit 10.2* Form of restricted stock agreement between the Registrant and certain management employees for restricted stock granted in 2005 and 2007 with a four-year vesting period, as amended.
     Exhibit 10.3* Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and affiliates Employee Stock Ownership Plan.
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

SANDERSON FARMS, INC. (Registrant)

Date: August 25, 2009	By: /s/ D. Michael Cockrell Treasurer and Chief
Financial Officer

Date: August 25, 2009	By: /s/ James A. Grimes

Secretary, Corporate Controller
and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1*	Form of restricted stock agreement between the Registrant and certain management employees for restricted stock granted in 2005 with a ten-year vesting period, as amended.

10.2*	Form of restricted stock agreement between the Registrant and certain management employees for restricted stock granted in 2005 and 2007 with a four-year vesting period, as amended.

10.3*	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and affiliates Employee Stock Ownership Plan.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.