Form 10-K
period 2009-10-31
SANDERSON FARMS INC
filed 2009-12-22
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 1-14977
SANDERSON FARMS, INC.
(Exact name of registrant as specified in its charter)

Mississippi (State or other jurisdiction of incorporation or organization)	64-0615843 (IRS Employer Identification No.)

127 Flynt Road Laurel, Mississippi (Address of principal executive offices)	39443 (Zip Code)
Registrant’s telephone number, including area code: (601) 649-4030
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of exchange on which registered:
Common stock, $1.00 par value per share	The NASDAQ Stock Market LLC
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
☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
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
☐ Yes ☑ No
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $677,469,242.
     Number of shares outstanding of the Registrant’s common stock as of December 21, 2009: 20,361,493 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
     Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2009, which is the year for which this Annual Report is filed.
     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, the letters used in the Commission’s Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for the specified period, given as of the date of this Report, which is December 22, 2009.
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
     The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to brokers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2009 the Registrant processed 397.0 million chickens, or over 2.426 billion dressed pounds. According to 2009 industry statistics, the Registrant was the 4th largest processor of dressed chickens in the United States based on estimated average weekly processing.
     The Registrant’s chicken operations presently encompass 7 hatcheries, 6 feed mills and 8 processing plants. The Registrant has contracts with operators of approximately 576 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 180 breeder farms.
     The Company’s prepared chicken product line includes approximately 75 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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
     On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with an expected budget of approximately $121.4 million. Sanderson Farms previously announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and a hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. The Kinston facilities will comprise a state-of-the-art poultry complex with the capacity to process 1,250,000  chickens per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Construction began during August 2009 and the Company expects initial operation of the new complex to begin during the first quarter of fiscal 2011.
     Since 1997, the Company has changed its marketing strategy to move away from the small bird markets serving primarily the fast food markets and to concentrate its production in the retail and big bird deboning markets serving the retail grocery and food service industries. This market shift has resulted in larger average bird weights of the chickens processed by the Company, and has substantially increased the number of pounds processed by the Company. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.
     Capital expenditures for fiscal 2009 were funded by working capital and borrowings under the Registrant’s revolving credit agreement. On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, expires May 1, 2013. As of October 31, 2009, the Company was in compliance with all covenants and had $251.8 million available to borrow under the revolving credit facility.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared chicken items.
     The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2009, the Registrant processed approximately 397.0 million chickens, or over 2.426 billion dressed pounds. In addition, the Registrant purchased and further processed 7.1 million pounds of poultry products during fiscal 2009. According to 2009 industry statistics, the Registrant was the 4th largest processor of dressed chicken in the United States based on estimated average weekly processing.
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
     The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Jackson, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of approximately 75 prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts.
Products
     The Registrant has the ability to produce a wide range of processed chicken products and prepared chicken items that allows it to take advantage of marketing opportunities as they arise.
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

	Fiscal Year Ended October 31,
	2005	2006	2007	2008	2009
Registrant processed chicken:
Value added:
Chill pack	33.6%	31.0%	28.5%	31.2%	31.1%
Fresh bulk pack	44.4	45.1	44.3	46.1	50.3
Frozen	12.4	14.1	17.2	13.7	10.1

Subtotal	90.4	90.2	90.0	91.0	91.5

Non-value added:
Ice pack	.3	.3	.3	.7	.8
Frozen	.1	.0	.0	.0	.0

Subtotal	.4	.3	.3	.7	.8

Total Company processed chicken	90.8	90.5	90.3	91.7	92.3
Prepared chicken	9.2	9.5	9.7	8.3	7.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Plant Location	Market Segment	Capacity Per Week*	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	7.60
Hazlehurst, Mississippi	Big Bird Deboning	625,000	7.60
Hammond, Louisiana	Big Bird Deboning	625,000	7.60
McComb, Mississippi	Chill Pack Retail	1,250,000	5.87
Bryan, Texas	Chill Pack Retail	1,250,000	5.87
Collins, Mississippi	Big Bird Deboning	1,250,000	7.60
Moultrie, Georgia	Chill Pack Retail	1,250,000	5.87
Waco, Texas	Big Bird Deboning	1,250,000	7.60

*	At full capacity.
     Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat, chicken tenders and whole or cut wings, and is likewise sold at spot commodity market prices for wings, tenders and boneless breast meat. The Company as of October 31, 2009 had the capacity to process 4.375 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat and wings.
     The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below:

     Those plants that target the chill pack retail grocery market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. While the Company has long term contracts (one to three years) with most of its chill pack customers, the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is issued each week by the Georgia Department of Agriculture and is based on its survey of prices during the preceding week. The Company as of October 31, 2009 had the capacity to process 3.75 million head per week at its chill pack plants, and its results are materially impacted by fluctuations in the Georgia Dock price.
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
     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2009, the Registrant maintained contracts with 45 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2009, by 135 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.

     The Registrant owns and operates seven hatcheries located in Mississippi, Texas and Georgia where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2009, the Registrant’s hatcheries were capable of producing an aggregate of approximately 8.8 million chicks per week.
     Grow-out. The Registrant places its chicks on 576 grow-out farms, as of October 31, 2009, located in Mississippi, Texas and Georgia where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.
     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases on the open market the primary feed ingredients, including corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2009, the Registrant operated 6 feed mills, 4 of which are located in Mississippi, one in Texas and one in Georgia. The Registrant’s annual feed requirements for fiscal 2009 were approximately 3,023,556 tons, and it has the capacity to produce approximately 3,713,000 tons of finished feed annually under current configurations.
     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs, demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2009, the Registrant had approximately 2,386,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed supplies at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk from volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
     Processing. Once the broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb, Mississippi processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2009. The Registrant’s Collins, Mississippi processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2009. The Registrant’s Bryan, Texas processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2009. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and were collectively processing approximately 1,875,000 chickens per week on October 31, 2009. The Registrant’s Moultrie, Georgia processing plant operates two processing lines on a double shift basis and was processing 1,250,000 chickens per week on October 31, 2009. The Registrant’s Waco, Texas processing plant, which began initial operations during the fourth quarter of fiscal 2007, currently is operating two processing lines on a double shift basis and was processing 1,250,000 chickens per week on October 31, 2009. The Registrant also has the capabilities to produce deboned product at each processing facility. At October 31, 2009, the Company deboning facilities were operating on a double shifted basis and have the capacity to produce approximately 8.7 million pounds of big bird boneless breast product and 5.1 million pounds of chill pack boneless breast product each week.
     Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Jackson, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items.
     Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located in Laurel, Mississippi. The office building, completed in February 2006, houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2009, the Registrant operated 10 automotive maintenance shops which service approximately 695 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving over 181 children on October 31, 2009.
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
     One customer accounted for more than 10% of consolidated sales for the years ended October 31, 2009 and 2008. No customer accounted for more than 10% of consolidated sales for the year ended October 31, 2007. The Company does not believe the loss of any single customer would have a material adverse effect on the Company because the Comapany could sell poultry earmarked for any single customer at market prices.
Sources of Supply
     During fiscal 2009, the Registrant purchased its pullets and cockerels from a major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company to produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.

     Should breeder stock from its present suppliers not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.
     Other major raw materials used by the Registrant include feed grains and other feed ingredients, cooking ingredients and packaging materials. The Registrant purchases these materials from a number of vendors and believes that its sources of supply are adequate for its present needs. The Registrant does not anticipate any difficulty in obtaining these materials in the future.
Seasonality
     The demand for the Registrant’s chicken products generally is greatest during the spring and summer months and lowest during the winter months.
Trademarks
     The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms®, which it uses in connection with the distribution of its prepared foods, frozen entree products and premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms® label. The Registrant also has registered with the United States Patent and Trademark Office seven other trademarks that are used in connection with the distribution of chicken and other products and for other competitive purposes.
     The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.
Employee and Labor Relations
     As of October 31, 2009, the Registrant had 9,965 employees, including 1,106 salaried and 8,859 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 503 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on December 1, 2010. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 478 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi was renegotiated and signed effective January 1, 2009 and has an expiration date of December 31, 2011. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 988 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi was renegotiated and signed effective January 11, 2007 and has a termination date of January 10, 2010. Under the terms of the contract, the Company has elected to renew the contract for another year through January 10, 2011. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins plant.
     On June 9, 1999, the production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility voted to be represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,435 employees was renegotiated effective January 1, 2009, with an expiration date of December 31, 2011. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
     On November 30, 2001, live haul drivers at the Company’s McComb, Mississippi production division voted to be represented by United Food and Commercial Workers’ Union Local #1529 AFL-CIO in collective bargaining. A collective bargaining agreement was reached with an expiration date of December 31, 2006. That agreement was renegotiated and signed effective January 1, 2007, and has an expiration date of December 31, 2009. A new contract is currently being negotiated. The union demonstrated during 2004 by signed authorization cards that it had also been chosen as the bargaining representative of the loader-operators, and at their request loader operators were included in the bargaining unit with the live-haul drivers, making the total number of employees covered 57.
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
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     All of the Company’s operations are domiciled in the United States. All of the products sold to the Company’s customers for the Company’s fiscal years 2009, 2008 and 2007 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.
     The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2009, 2008 and 2007 totaled approximately $177.3 million, $232.9 million and $164.4 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
     Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken.
     Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and alternative proteins. These prices are determined by supply and demand factors and supply and demand factors with respect to feed ingredients, chicken and alternative proteins may not correlate. For example, grain prices during 2009 were relatively high while prices for chicken products did not increase proportionately. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.
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
     We take reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. Nevertheless, events beyond our control, such as the outbreak of avian disease, even if it does not affect our flocks, could significantly restrict our ability to conduct our operations or our sales. An outbreak of disease could result in governmental restrictions on the import and export of fresh and frozen chicken, including our fresh and frozen chicken products, or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects. In addition, world wide fears about avian disease, such as avian influenza, have, in the past, depressed demand for fresh chicken, which adversely impacted our sales.
     In recent years there has been substantial publicity regarding a highly pathogenic Asian strain of avian influenza, or AI, known as H5N1, which has affected Asia since 2002 and which has been found in Europe, the Middle East and Africa. It is widely believed that this strain of AI is spread by migratory birds, such as ducks and geese. There have also been some cases where this strain of AI is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.
     Although the highly pathogenic Asian strain of AI has not been identified in North America, there have been outbreaks of both low and high pathogenic strains of avian influenza in North America, including in the U.S. in 2002 and 2004 and in Mexico in previous years, including 2005. In addition, low pathogenic strains of the AI virus were detected in wild birds in the United States in 2006. Although these outbreaks have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic Asian strain, they have nevertheless impacted our sales. Accordingly, even if the Asian strain does not spread to North America, we cannot assure you that it will not materially adversely affect domestic or international demand for poultry produced in North America, and, if it were to spread to North America we cannot assure you that it would not significantly affect our operations or the demand for our products, in each case in a manner having a material adverse effect on our business, reputation or prospects.
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
     Competitive factors vary by major markets. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail grocery market, we believe that competition is based on product quality, brand awareness, price and customer service. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry industry.
     The loss of our major customers could have a material adverse effect on our results of operations.
     Our sales to our top ten customers represented approximately 45.5% of our net sales during the 2009 fiscal year. Our non-chill pack customers, with whom we generally do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
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
     We depend substantially on the leadership of a small number of executive officers and other key employees. We have employment agreements with only three of these persons (our Chairman of the Board and Chief Executive Officer, our President and Chief Operating Officer, and our Treasurer and Chief Financial Officer), and those with whom we have no agreement would not be bound by non-competition agreements or non-solicitation agreements if they were to leave us. The loss of the services of these persons could have a material adverse effect on our business, results of operations and financial condition.
     We depend on the availability of, and good relations with, our employees and contract growers.
     We have approximately 9,965 total employees, 34.7% of which are covered by collective bargaining agreements. In addition, we contract with over 750 independent farms in Mississippi, Texas and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, our production operations could be negatively impacted.
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
     We regularly evaluate expansion opportunities such as acquiring other businesses or building new processing plants. Significant expansion involves risks such as additional debt, integrating the acquired business or new plant into our operations and attracting and retaining growers. In evaluating expansion opportunities, we carefully consider the effect that financing the opportunity will have on our financial condition. Successful expansion depends on our ability to integrate the acquired business or efficiently run the new plant. If we are unable to do this, expansion could adversely affect our operations, financial results and prospects.
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

     The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, many of which are beyond our control:
•	market cyclicality and fluctuations in the price of feed grains and chicken products, as described above;

•	quarterly variations in our operating results, or results that vary from the expectations of securities analysts and investors;

•	changes in investor perceptions of the poultry industry in general, including our competitors; and

•	general economic and competitive conditions.
     In addition, purchases or sales of large quantities of our stock could have an unusual effect on our market price.
     Anti-takeover provisions in our charter and by-laws may make it difficult for anyone to acquire us without approval of our board of directors.
     Our articles of incorporation and by-laws contain provisions designed to discourage attempts to acquire control of our company without the approval of our board of directors. These provisions include a classified board of directors, advance notification requirements for stockholders to nominate persons for election to the board and to make stockholder proposals and special stockholder voting requirements. These measures may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control of our company.
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
     The recent disruptions in credit and other financial markets caused by deteriorating national and international economic conditions could, among other things, make it more difficult for us, our customers or our growers or prospective growers to obtain financing and credit on reasonable terms, cause lenders to change their practice with respect to the industry generally or our company specifically in terms of granting credit extensions and terms, impair the financial condition of our customers, suppliers or growers making it difficult for them to meet their obligations and supply raw material, or impair the financial condition of our insurers, making it difficult or impossible for them to meet their obligations to us.
Item 1B. Unresolved Staff Comments.
     Not applicable.

Item 2.	Properties.
     The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry complex, including poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	McComb, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Bryan and Robertson Counties, Texas
Poultry complex, including poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry complex, including poultry processing plant and hatchery	Waco and McLennan County, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill under construction	Kinston and Lenoir Counties, North Carolina
Prepared food plant	Jackson, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
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
     There are no material encumbrances on the major operating facilities owned by the Registrant, except that the plant of Sanderson Farms, Inc. (Foods Division) is encumbered by a mortgage which collateralizes a note with an outstanding principal balance of $31,000 on October 31, 2009, which bears interest at the rate of 5.0% and payable per annum. The last principal and interest installment on this loan was paid on November 11, 2009. In addition, under the terms of the Company’s revolving credit agreement, the Registrant may not pledge any additional assets as collateral other than fixed assets not to exceed $5.0 million at any one time.
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
     The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. A determination of the amount of reserves required, if any, for these matters is made after considerable analysis of each individual case. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Registrant’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.
Item 4A. Executive Officers of the Registrant.

			Executive
Name	Age	Office	Officer Since
Joe F. Sanderson, Jr.	62	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	58	President and Chief Operating Officer, Director	1996	(2)
D. Michael Cockrell	52	Treasurer and Chief Financial Officer, Director	1993	(3)
James A. Grimes	61	Secretary and Chief Accounting Officer	1993	(4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

(3)	D. Michael Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(4)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.
     The Company entered into employment agreements with Messrs. Sanderson, Butts and Cockrell dated as of September 15, 2009. The term of the agreements ends when the officer’s employment terminates under the provisions of the agreement. The agreements provide for severance payments to be paid to the officers if their employment is terminated in certain circumstances, as well as provisions prohibiting them from engaging in certain competitive activity with the Company during their employment and for the two years after their employment with the Company terminates for any reason other than poor performance.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s common stock is traded on the The NASDAQ Stock Market LLC under the symbol SAFM.
     The number of stockholders of record as of November 30, 2009 was 3,135.
     The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2009	High	Low	Dividends
First Quarter	$38.24	$21.65	$.14
Second Quarter	$42.00	$27.44	$.14
Third Quarter	$48.53	$38.59	$.14
Fourth Quarter	$42.75	$36.39	$.15

	Stock Price
Fiscal Year 2008	High	Low	Dividends
First Quarter	$34.19	$29.97	$.14
Second Quarter	$41.94	$32.83	$.14
Third Quarter	$50.00	$33.03	$.14
Fourth Quarter	$43.76	$27.49	$.14
On December 18, 2009 the closing sales price for the common stock was $41.56 per share.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased[1]	Paid per Share	or Programs	Programs[2]
Aug. 1, 2009 — Aug. 31, 2009	0	$00.00	0	213,282
Sept. 1, 2009 — Sept. 30, 2009	1,244	$37.64	1,244	212,038
Oct. 1, 2009 — Oct. 31, 2009	0	$00.00	0	987,038
Total	1,244	$37.64	1,244	987,038

1	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

2	On October 22, 2009, the Company announced that its Board of Directors expanded its stock repurchase program to cover the repurchase of up to 1 million shares. The Company had previously announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 12,962 shares as of October 31, 2009 under the authorized stock repurchase program.

Item 6.	Selected Financial Data.

	Year Ended October 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share data)
Net sales	$1,789,508	$1,723,583	$1,474,844	$1,047,930	$1,053,192
Operating income (loss)	136,610	(65,663)	125,393	(26,816)	113,484
Net income (loss)	82,319	(43,129)	78,833	(11,501)	70,638
Basic earnings (loss) per share	4.05	(2.13)	3.91	(.57)	3.53
Diluted earnings (loss) per share	3.99	(2.13)	3.88	(.57)	3.51
Working capital	162,663	188,779	128,049	112,883	107,631
Total assets	636,176	681,158	600,373	485,067	445,791
Long-term debt, less current maturities	103,123	225,322	96,623	77,078	6,511
Stockholders’ equity	430,708	353,967	404,546	328,340	345,653
Cash dividends declared per share	$.57	$.56	.50	$.48	$.42
Various factors affecting the comparability of the information included in the table above are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 54.2% of the Company’s total normal production costs.
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
Poultry prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31 as follows:

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter
Fiscal 2009
High	$.8725		$.8725	$.8900 *	$.8800
Low	$.8675		$.8550	$.8600	$.8250	*
Fiscal 2008
High	$.7850		$.8200	$.8875	$.8875	*
Low	$.7675	*	$.7800	$.8250	$.8750
Fiscal 2007
High	$.7200		$.7850	$.8125	$.8175	*
Low	$.6900	*	$.7250	$.7875	$.7900

*	Year High/Low
On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and was originally planned to reach full production of approximately 1,250,000 head of chickens per week during the fourth quarter of fiscal 2008. However, because of poor market fundamentals in the second half of calendar 2008, moving the plant to full capacity was delayed until the third quarter of fiscal 2009. The processing plant reached full capacity of 1,250,000 chickens per week during the third quarter of fiscal 2009.
On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina poultry complex with an expected budget of approximately $121.4 million. Sanderson Farms previously announced plans on April 24, 2008 to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. The Kinston facilities will comprise a state-of-the art complex with the capacity to process 1,250,000 chickens per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Construction began during August 2009 and the Company expects initial operation of the new complex to begin during the first quarter of fiscal 2011.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. At October 31, 2009 the Company had borrowed $40.0 million under the revolving credit facility and had outstanding letters of credit of $8.2 million leaving $251.8 million available under the revolving credit facility at the end of fiscal 2009.
On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.
EXECUTIVE OVERVIEW OF RESULTS — 2009
During fiscal 2009, the Company’s margin improved as compared to fiscal 2008 as a result of significantly lower cost of corn and an overall improvement in market prices for poultry products. During fiscal 2009, the Company’s cost of feed grains were approximately $120.8 million lower than during fiscal 2008 and were 47.3% of cost of sales of poultry products during fiscal 2009 as compared to 50.1% of cost of sales of poultry products during fiscal 2008. Although the cost of corn has declined from the historically high prices reached during the summer of 2008, both corn and soybean meal market prices remain volatile and high. If the Company had priced all of its remaining needs for corn and soybean meal for fiscal 2010 at December 7, 2009 market prices, feed grain costs would be approximately $37.4 million higher during fiscal 2010 as compared to fiscal 2009. The improvement in the overall market prices for poultry products during fiscal 2009 resulted more from a tightening of the supply of poultry products than an improvement in demand from consumers. While demand for fresh chicken in retail grocery stores was relatively strong during fiscal 2009, demand from some food service customers has been weak. The Company expects demand for chicken products to continue to be a challenge for the industry into fiscal 2010 and until overall economic conditions in the United States and traffic in restaurants improve.
RESULTS OF OPERATIONS — 2009
Net sales during fiscal 2009 were $1,789.5 million as compared to $1,723.6 million during fiscal 2008, an increase of $65.9 million or 3.8%. Net sales of poultry products during fiscal 2009 and fiscal 2008 were $1,656.6 million and $1,588.6 million, respectively. The increase of $68.0 million or 4.3% in net sales of poultry products during fiscal 2009 as compared to fiscal 2008 resulted from an increase in the pounds of poultry products sold of 2.8% and an increase in the Company’s average sales price of poultry products of 1.4%. During fiscal 2009, the Company implemented a planned reduction in pounds of poultry produced in response to weak demand from food service customers. The effect of this reduction was offset by additional pounds of poultry products produced at the Company’s new poultry complex in Waco, Texas and a reduction in processed inventories. The new Waco complex began initial operations in the fourth quarter of fiscal 2007 and reached full capacity during the third quarter of fiscal 2009. Overall, market prices for poultry products improved during fiscal 2009 as compared to fiscal 2008. A simple average of the Georgia dock prices for whole birds increased by 4.0% during fiscal 2009 as compared to fiscal 2008. Market prices for jumbo wings and tenders during fiscal 2009 as compared to fiscal 2008 were significantly higher increasing 40.7% and 15.8%, respectively. However, market prices for bulk leg quarters and boneless breast meat decreased 19.2% and 1.0%, respectively, during fiscal 2009 as compared to fiscal 2008. Net sales of prepared chicken products during fiscal 2009 were $132.9 million as compared to $134.9 million during fiscal 2008, a decrease of

$2.0 million or 1.5%. The decrease in net sales of prepared chicken products resulted from a decrease in the pounds of prepared chicken products sold of 5.6% and an increase in the average sales price of prepared chicken products sold of 4.3% during fiscal 2009 as compared to fiscal 2008. The Company made changes at the prepared chicken plant to increase that facility’s capacity to produce individually frozen poultry products and cooked poultry products in fiscal 2008.
During fiscal 2009 cost of sales were $1,589.2 million as compared to $1,683.7 million during fiscal 2008, a decrease of $94.4 million or 5.6%. Cost of sales of poultry products sold during fiscal 2009 and fiscal 2008 were $1,471.9 million and $1,559.3 million, respectively, a decrease of $87.3 million or 5.6%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted primarily from lower feed costs in broiler flocks sold, offset by the additional pounds of poultry products sold of 2.8%.
Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	2009		2008		Incr/(Decr)		% Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$695,770	$0.2835	$781,031	$0.3272	$(85,261)	$(0.0437)	(10.92)%	(13.35)%
All other cost of sales	$776,136	$0.3162	$778,225	$0.3260	$(2,089)	$(0.0098)	(0.27)%	(3.00)%

Total poultry cost of sales	$1,471,906	$0.5997	$1,559,256	$0.6532	$(87,350)	$(0.0535)	(5.60)%	(8.19)%

Poultry Pounds Sold	2,454,344		2,387,164
A simple average of the Company’s cost of corn and soybean meal purchased by the Company during fiscal 2009 as compared to fiscal 2008 reflected decreases of 22.4% and 0.6%, respectively. Excluding feed in broiler flocks sold, all other costs of sales decreased $2.1 million and is reflective of the increase in pounds of poultry products sold of 2.8% offset by lower freight costs and improved efficiencies at the Company’s new complex in Waco, Texas which was operating closer to capacity during fiscal 2009 than during fiscal 2008. These other costs of sales of poultry products include labor, contract grower pay, packaging and freight, among other costs. Costs of sales of the Company’s prepared chicken products were $117.3 million as compared to $124.4 million during fiscal 2008, a decrease of $7.1 million, or 5.7%, due primarily to the decrease in the pounds of prepared chicken products sold of 5.6%.
Selling, general and administrative costs during fiscal 2009 and fiscal 2008 were $63.7 million and $53.6 million, respectively. The increase of $10.1 million resulted from contributions of $6.0 million to the Company’s Employee Stock Ownership Plan (“ESOP”) , $4.4 million expensed for the Company’s incentive award program (“IAP”) and $2.7 million additional amortization related to restricted stock grants awarded during and prior to fiscal 2009. Contributions to the Company’s ESOP and IAP are contingent upon the Company’s profitability and, therefore, no expense was incurred during fiscal 2008 for these plans. These additional costs were partially offset by a planned decrease in advertising expenditures during fiscal 2009 as compared to fiscal 2008 of $3.3 million. Advertising expenditures during fiscal 2009 and fiscal 2008 were $591,000 and $3,900,000, respectively.
On October 31, 2008, the Company recorded a charge of $35.0 million to lower the value of live broiler inventories on hand from cost to estimated market value because the estimated market price for products to be produced from those live chickens when sold was below the estimated cost to grow, process and distribute those chickens. As of October 31, 2009 market fundamentals had improved such that the estimated market prices of the products to be produced from the Company’s live broiler inventories were higher than the estimated cost to grow, process and distribute those chickens and, accordingly, the Company recorded its live broiler inventories on October 31, 2009 at cost. The $35.0 million adjustment to live broiler inventories on October 31, 2008 effectively absorbed into fiscal 2008 a portion of the costs to grow, process and distribute chicken that were incurred and would have otherwise been recognized in fiscal 2009.
During September and October of 2008 market prices for products sold to some export markets declined significantly due to the world economic environment and the resulting tightening of the credit markets. The Company’s processed inventory at October 31, 2008 included approximately 71.2 million pounds of leg quarters and paws awaiting shipment into the export markets. These products were appropriately valued at October 31, 2008 at the lower of cost or market value, resulting in a charge before income taxes of $13.1 million. Market fundamentals at October 31, 2009 were much improved, and accordingly, the Company had no such charge at October 31, 2009.
As described in Note 6 of the Company’s Quarterly Report on Form 10-Q for its third fiscal quarter ended July 31, 2008, the Company settled certain donning and doffing litigation during the third quarter of fiscal 2008. The settlement resulted in the recognition of a $2.7 million expense before taxes during the third quarter ended July 31, 2008 and the fiscal year ended October 31, 2008.
During August and September of 2008 the Company incurred a charge of approximately $1.2 million as a result of hurricane damage to processed poultry products in cold storage in New Orleans, Louisiana and additional expenses incurred due to temporary disruption of electricity service to the Company’s Robertson County, Texas feed mill. A cold storage facility in New Orleans was partially flooded during Hurricane Gustav and resulted in damage to some of the product held in that storage facility. The feed mill was without electricity for approximately one week after Hurricane Ike during which time the Company was able to maintain basic operations by renting generator capacity. The feed mill returned to normal operations subsequent to electricity service being restored. The Company’s insurance policy had a deductible of $2,750,000 for the hurricane season. As the total cost of the hurricane season was less than the deductible, the Company was not reimbursed for these costs. The Company’s operations were not impacted during fiscal 2009 by any hurricanes and as a result had no related costs during fiscal 2009.
Operating income for fiscal 2009 was $136.6 million as compared to an operating loss for fiscal 2008 of $65.7 million, an improvement of $202.3 million. The increase in the Company’s operating income for fiscal 2009 as compared to fiscal 2008 was the result of lower cost of corn, the $35.0 million adjustment to live broiler inventories during fiscal 2008 and an overall improvement in the market prices for poultry products, as described above.
Interest expense during fiscal 2009 was $9.0 million, a slight increase from $8.5 million in interest expense during fiscal 2008 and reflects the Company’s higher average outstanding debt during fiscal 2009, which impact was partially offset by lower interest rates during fiscal 2009 as compared to fiscal 2008. The Company capitalized $7,112 of interest cost during fiscal 2009 to the cost of construction of the new Kinston, North Carolina complex. The Company did not capitalize any interest cost during fiscal 2008.
The Company’s effective tax rate during fiscal 2009 was 35.5% as compared to an effective tax rate of 41.8% during fiscal 2008. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal and state income tax purposes and tax credits available as a result of Hurricane Katrina and state credits unrelated to the hurricane. The federal tax credits related to Hurricane Katrina expired on August 29, 2009, and unless Congress extends the benefit, the Company will not benefit from such credits during fiscal 2010. Without the federal tax credits related to Hurricane Katrina, the Company’s effective tax rates for fiscal 2009 and fiscal 2008 would have been approximately 36.5% and 39.2%, respectively.
Net income for fiscal 2009 was $82.3 million or $3.99 per share as compared to a net loss of $43.1 million or $2.13 per share for fiscal 2008. The Company’s net loss for fiscal 2008 included charges of $32.0 million, net of income taxes, or $1.58 per share related to a write down of live and processed inventories, settlement of the Company’s donning and doffing litigation and hurricane damaged inventories and additional hurricane related expenses.
EXECUTIVE OVERVIEW OF RESULTS — 2008
Market prices for poultry products were mixed during fiscal 2008 when compared to fiscal 2007, and the cost of corn and soybean meal were at historically high levels during fiscal 2008, resulting in lower margins. The Company’s cost of feed grains was approximately $239.5 million higher during fiscal 2008 compared to fiscal 2007. These higher feed costs added approximately 7.3 cents per pound to the cost of a pound of chicken. The Company’s results for fiscal 2008 as compared to fiscal 2007 reflect the fact that prices for the Company’s poultry products did not move in tandem with the higher grain costs, which made up approximately 50.1% of the Company’s cost of goods sold during fiscal 2008. While feed costs increased more than 7 cents per pound, the Company’s sales price of poultry products only increased 1.5 cents per pound. During the fourth quarter of fiscal 2008, the Company and industry experienced decreasing prices for boneless breast meat resulting from weak demand from food service and significantly lower prices for chicken leg quarters for the export market as a result of the world financial crises and the resulting tightening credit markets.

RESULTS OF OPERATIONS — 2008
During fiscal 2008 net sales were $1,723.6 million as compared to $1,474.8 million during fiscal 2007, an increase of $248.7 million or 16.9%. The increase in net sales resulted from an increase in the Company’s average sales price of poultry products sold of 2.3% and an increase in the pounds of poultry products sold of 17.8%. The additional pounds of poultry products sold resulted from an increase in the number of chickens produced of 13.6% and an increase in the average live weight of chickens produced of 5.0%, partially offset by an increase in inventory of processed chicken. The additional number of chickens processed was primarily the result of the additional production at the Company’s new Waco processing division, which began operations during the fourth quarter of fiscal 2007 and has increased production since that time. The new Waco plant is dedicated to the big bird deboning market and chickens processed at that plant have a higher average live weight than chickens processed at the Company’s chill pack processing locations, resulting in a higher average live weight of chickens produced in fiscal 2008 as compared to fiscal 2007. During fiscal 2008 as compared to fiscal 2007, the average sales price of the Company’s poultry products increased 2.3% due to improvements during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. However, the improvement during the first quarter in market prices for poultry products was partially offset by lower overall market prices during the subsequent three quarters of fiscal 2008 as compared to the same periods during fiscal 2007. For fiscal 2008 as compared to fiscal 2007, market prices for boneless breast, jumbo wings and tenders as reported by Urner Barry (“UB”) were 10.4%, 16.0% and 16.5% lower, respectively. A simple average of the Georgia dock prices for whole chickens during fiscal 2008 as compared to fiscal 2007 increased 8.4%. Although the average UB price for leg quarters was 11.9% higher during fiscal 2008 as compared to fiscal 2007, export prices for leg quarters and paws significantly declined during October as a result of the world economic environment and credit disruptions. Net sales of prepared food products decreased $21.6 million or 13.8%. Pounds sold of the Company’s prepared chicken products decreased 22.8% during fiscal 2008 as compared to fiscal 2007, and the average sales price of prepared chicken products increased 11.7%. The Company removed the entrée operations from its prepared chicken plant during the second quarter of fiscal 2008 to enable that facility to produce individually frozen poultry products and additional partially cooked chicken products.
Cost of sales for fiscal 2008 was $1,683.7 million as compared to $1,289.6 million, an increase of $394.0 million or 30.6% as compared to fiscal 2007. Cost of the Company’s poultry products increased $417.4 million, or 36.6%. As illustrated in the table below, the increase in the Company’s cost of sales of poultry products resulted from the increase in the pounds of poultry products sold of 17.8%, described above, and an approximately $308.3 million increase in cost of feed grains in flocks sold during fiscal 2008 as compared to fiscal 2007.
Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	2008		2007		Incr/(Decr)		% Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$781,031	$0.3272	$472,719	$0.2332	$308,312	$0.0940	65.22%	40.29%
All other cost of sales	$778,225	$0.3260	$669,115	$0.3301	$109,110	$(0.0061)	16.31%	(1.25)%

Total poultry cost of sales	$1,559,256	$0.6532	$1,141,834	$0.5633	$417,422	$0.0898	36.56%	15.95%

Poultry Pounds Sold	2,387,164		2,026,920
A simple average of the Company’s cost of corn and soybean meal delivered during fiscal 2008 as compared to fiscal 2007 reflected increases of 29.8% and 48.4%, respectively. Excluding feed in broiler flocks sold, all other costs of sales increased $109.1 million or 16.3% and is reflective of the increase in pounds of poultry products sold of 17.8%. These other costs of sales of poultry products include labor, contract grower pay, packaging and freight, among other costs. Cost of sales of the Company’s prepared chicken products decreased $23.4 million or 15.8% due to the lower market prices for poultry products, which is a major component of the Company’s prepared chicken products, and a decrease in the pounds of prepared chicken products sold of 22.8% during fiscal 2008 as compared to fiscal 2007.
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
The Company recorded a charge of $35.0 million to lower the value of live broiler inventories on hand at October 31, 2008, which resulted primarily from the significant decrease in expected market prices for export leg quarters and chicken paws and relatively low domestic prices for boneless breast meat during November and December of 2008. In favorable market conditions the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. However, the Company estimated that the cost to grow the live birds on the ground at October 31, 2008 to a marketable age and process and distribute these birds during November and December 2008 was higher than the anticipated sales price during those months, resulting in a loss of $35.0 million, before income taxes.
During September and October of 2008 market prices for products sold to some export markets declined significantly due to the world economic environment and resulting tightening of credit markets. The Company’s processed inventory at October 31, 2008 included approximately 71.2 million pounds of leg quarters and paws awaiting shipment into the export markets. These products were appropriately valued at October 31, 2008 at the lower of cost or market value, resulting in a charge before income taxes of $13.1 million.
As described in Note 6 of the Company’s Quarterly Report on Form 10-Q for its third fiscal quarter ended July 31, 2008, the Company settled certain donning and doffing litigation during the third quarter of fiscal 2008. The settlement resulted in the recognition of a $2.7 million expense before taxes during the third quarter ended July 31, 2008 and the fiscal year ended October 31, 2008.
During August and September of 2008 the Company incurred a charge of approximately $1.2 million as a result of hurricane damage to processed poultry products in cold storage in New Orleans, Louisiana and additional expenses incurred due to temporary disruption of electricity service to the Company’s Robertson County, Texas feed mill. A cold storage facility in New Orleans was partially flooded during Hurricane Gustav and resulted in damage to some of the product held in that storage facility. The feed mill was without electricity for approximately one week after Hurricane Ike during which time the Company was able to maintain basic operations by renting generator capacity. The feed mill returned to normal operations subsequent to electricity service being restored. The Company’s insurance policy has a deductible of $2.75 million for the hurricane season. As the total cost of the hurricane season was less than the deductible, the Company was not reimbursed for these costs.
The Company’s operating loss for fiscal 2008 was $65.7 million as compared to an operating income during fiscal 2007 of $125.4 million. The decrease of $191.1 million is the result of historically high grain prices, lower market prices for boneless breast meat and a significant decrease in market prices for export products during October, November and December of 2008. The Company’s processed inventory on hand at October 31, 2008 included approximately 71.2 million pounds of chicken leg quarters and paws which were sold subsequent to the end of fiscal 2008 to export customers at prices below cost, resulting in a charge of approximately $13.1 million to record that inventory at the lower of cost or market. In addition, because of the lower prices for export products, relatively low prices for boneless breast meat in the domestic market and decreasing but relatively high grain prices during November and December 2008, the Company recorded a net realizable loss of $35.0 million to lower the value of the Company’s inventory of live broilers at October 31, 2008. The Company’s operating margin was also negatively impacted by the charge of $2.7 million related to the settlement of the Company’s donning and doffing litigation and $1.2 million as a result of the 2008 hurricane season, both described above.
Interest expense during fiscal 2008 was $8.5 million as compared to $5.3 million during fiscal 2007. The increase in interest costs resulted primarily from higher outstanding debt and $2.1 million in interest costs capitalized during fiscal 2007 to the cost of construction of the new complex in Waco, Texas. The Company did not capitalize any interest costs during fiscal 2008.
The Company’s effective tax rate during fiscal 2008 and 2007 was 41.8% and 34.6%, respectively. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and the benefit of certain federal income tax credits available as a result of the impact of Hurricane Katrina on the Company and state investment credits unrelated to the hurricane. The Company’s effective tax rate for fiscal 2008 was higher than the Company’s anticipated effective tax rate at the end of the third quarter of fiscal 2008 primarily as a result of the economic stimulus package passed by Congress on October 30, 2008. The economic stimulus legislation extended the Katrina WOTC credit from August 29, 2007 until August 29, 2009.
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
Liquidity and Capital Resources
The Company’s working capital at October 31, 2009 was $162.7 million and its current ratio was 3.1 to 1. The Company’s working capital and current ratio at October 31, 2008 was $188.8 million and 3.4 to 1. The Company’s principal sources of liquidity include cash from operations and borrowings under the Company’s $300.0 million revolving credit facility with nine banks. At October 31, 2009, the Company has $251.8 million available, if needed, under this revolving credit facility.
Cash flows provided by (used in) operating activities during fiscal 2009 and fiscal 2008 were $162.9 million and ($55.5) million, respectively. The improvement in cash flows from operations of $218.4 million resulted primarily from the effects of lower market prices for corn and overall improved market prices for poultry products during fiscal 2009 as compared to fiscal 2008. During fiscal 2009, lower feed costs resulted in a significant reduction in cash paid for feed grains and operating activities of $148.3. In addition, the Company benefited from increased cash received from customers of $55.0 million resulting primarily from overall improved market prices for poultry products and a decrease in cash paid to employees of $15.3 million during fiscal 2009 as compared to fiscal 2008. During fiscal 2008, the Company paid bonuses earned by employees and accrued by the Company during fiscal 2007. During fiscal 2009 the Company did not pay any bonuses, although bonuses were accrued in fiscal 2009 for payment in 2010.
Cash flows provided by (used in) operating activities during fiscal 2008 and fiscal 2007 were ($55.5) million and $99.2 million, respectively. The decrease in cash flows from operating activities between fiscal 2008 and fiscal 2007 of $154.7 million relates primarily to the negative impact of higher cost of feed grains on the Company’s margins. An increase in cash received from customers of $283.3 million resulting from the additional pounds of products sold and a decrease in cash paid for income taxes of $17.7 million during fiscal 2008 as compared to fiscal 2007 were more than offset by increases in cash used for feed grains and operating activities of $413.1 million and to pay employees of $47.0 million.
Cash flows used in operating activities during fiscal 2007 and fiscal 2006 were $99.2 million as compared to ($7.9) million, respectively. The improvement in cash provided by operating activities of $107.1 million relates principally to improved margins during fiscal 2007 as compared to fiscal 2006, which were driven by improved market prices of poultry products partially offset by increased prices of feed grains. The increase in market prices for poultry products resulted in increased cash received from customers of $400.5 million and was somewhat offset by increased cash used for feed grains and operating activities of $275.0 million and income taxes of $17.1 million during fiscal 2007 as compared to 2006.
Cash flows provided by (used in) investing activities during fiscal 2009, 2008 and 2007 were $(25.2) million, $(48.0) million and $(113.3) million, respectively. The Company’s capital expenditures during fiscal 2009 were $25.4 million and include $3.1 million to begin construction of the Company’s new Kinston, North Carolina complex. During fiscal 2008, the Company spent approximately $48.8 million on planned capital projects, which includes $8.1 million to acquire land for the new complex in Kinston, North Carolina. During fiscal 2007, the Company spent approximately $114.4 million on planned capital projects, which includes $88.2 million to complete construction of the Waco, Texas complex. Excluding the Kinston, North Carolina and Waco, Texas projects, the Company’s capital expenditures during fiscal 2009, 2008 and 2007 were $22.3 million, $40.7 million and $26.2 million, respectively, approximates depreciation expense and is reflective of the Company’s normal improvement and replacement requirements.
Cash flows provided by (used in) financing activities during fiscal 2009, 2008 and 2007 were $(133.8) million, $105.2 million and $9.4 million, respectively. Approximately $11.9 million, $11.6 million and 10.3 million were used for payment of dividends during fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and reflect the Company’s normal dividend rate. During fiscal 2009 the Company’s favorable margins allowed for the repayment of borrowings under the revolving credit facility of $121.3 million and to fund the 2009 capital budget. The Company borrowed $116.3 million during fiscal 2008 under its revolving credit facility to fund the effects of higher grain costs and operating activities, the fiscal 2008 capital budget and payment of dividends. During fiscal 2007 the Company did enjoy favorable margins, however, those cash flows provided from operating activities, as well as additional borrowing under the Company’s revolving credit facility of $20.0 million, were used to complete construction of and provide for the inventory of live and processed chickens at the Company’s Waco, Texas complex.
The Company’s capital budget for fiscal 2010 is approximately $136.5 million and will be funded by cash on hand, internally generated working capital, cash flows from operations and, if needed, borrowings under the Company’s revolving line of credit. The Company has $251.8 million available under the revolving line of credit at October 31, 2009. The fiscal 2010 capital budget includes approximately $107.4 million for construction of the poultry complex in Kinston, North Carolina. Excluding the complex in North Carolina, the Company’s capital budget for fiscal 2010 would be $29.1 million.
On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with an expected budget of approximately $121.4 million. Sanderson Farms had previously announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. The Kinston facilities will comprise a state-of-the-art poultry complex with the capacity to process 1,250,000 birds per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Construction began during August 2009 and the Company expects initial operations at the new complex to begin during the first quarter of fiscal 2011.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. As of October 31, 2009 the Company had borrowed $40.0 million under the revolving credit facility.
On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.
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
Contractual Obligations
Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2009 were as follows (in thousands):

	Payments Due By Period
			1-3	3-5	More than
Contractual Obligations	Total	Less than 1 Year	Years	Years	5 Years
Long-term debt	$90,031	$31	$10,000	$60,000	$20,000
Capital lease obligations	14,114	991	2,154	1,556	9,413
Interest on long-term debt	19,311	4,426	8,346	5,069	1,470
Operating leases	9,770	5,855	3,680	235	0
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	73,189	73,189	0	0	0
Construction contracts	62,242	62,242	0	0	0
Claims payable	8,791	6,191	2,600	0	0

Total	$277,448	$152,925	$26,780	$66,860	$30,883

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
Inventories
Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market. When market prices for poultry are low and feed grains are high, the Company may be required to write down the carrying values of processed poultry and feed inventories to fair market value, which would increase the Company’s cost of sales.
Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The cost associated with broiler inventories, consisting principally of chicks, feed, medicine and payments to the growers who raise the chicks for us, are accumulated during the growing period. The cost associated with breeder inventories, consisting principally of breeder chicks, feed, medicine and grower payments are accumulated during the growing period. Capitalized breeder costs are then amortized over nine months using the straight-line method. Mortality of broilers and breeders is charged to cost of sales as incurred. If market prices for chicks, feed or medicine or if grower payments increase (or decrease) during the period, the Company could have an increase (or decrease) in the market value of its inventory as well as an increase (or decrease) in cost of sales. Should the Company decide that the nine month amortization period used to amortize the breeder costs is no longer appropriate as a result of operational changes, a shorter (or longer) amortization period could increase (or decrease) the cost of sales recorded in future periods. High mortality from disease or extreme temperatures would result in abnormal charges to cost of sales to write-down live poultry inventories.
Inventories at October 31, 2008, included approximately 71.2 million pounds of leg quarters and paws awaiting shipment into the export markets. The market prices for dark meat and paws declined below their costs during September 2008 and October 2008, resulting in an approximately $13.l million adjustment, before income taxes, to processed inventory values. In addition, the Company made an adjustment to the value of its live inventories at October 31, 2008. As with processed inventories, the value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be at the lower of cost or market. Because market prices declined during November and December 2008, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2008 was expected to exceed the market value for the finished product. Accordingly, the Company’s results for the year ended October 31, 2008 include a charge of $35.0 million before income taxes to reduce the value of live inventories from cost to market. The Company’s live broiler inventories are recorded at cost at October 31, 2009 because the estimated market value is higher than the estimated cost to complete those live broiler inventories.
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
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) voted to approve the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental U.S. GAAP as of July 1, 2009. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC reorganizes the many U.S. GAAP pronouncements into approximately 90 accounting topics, with all topics using a consistent structure. It also includes relevant authoritative content issued by the Securities Exchange Commission (“SEC”), as well as selected SEC staff interpretations and administrative guidance. The ASC became effective on October 31, 2009 for this Form 10-K. The ASC does not change or alter existing GAAP and will not have any impact on our consolidated financial statements. Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”).

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), codified in ASC 820. This standard defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. The Company adopted ASC 820 effective November 1, 2008 for its financial assets and liabilities and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company will adopt ASC 820 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and the adoption is not expected to have a material impact on the consolidated financial position results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”), codified in ASC 825. This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted ASC 825, during the first quarter of fiscal 2009. We did not elect the fair value option under ASC 825, and accordingly, the adoption had no effect on the Company’s consolidated financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, codified in ASC 855, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted ASC 855 during the third quarter of fiscal 2009.
In June 2008, the FASB issued guidance to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This guidance discusses how to allocate earnings to participating securities and compute basic EPS using the two-class method. The guidance must be applied retrospectively to all prior-period EPS data presented in financial statements (including selected financial data). This guidance is effective for the Company’s fiscal year ended October 31, 2010, and interim periods within those fiscal years. The adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows; however, the adoption will likely impact basic and diluted earnings per share previously reported by the Company and the Company is currently evaluating this impact.
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
The Company purchases physical grain, not financial instruments such as puts, calls or straddles that derive their value from the value of physical grain. Thus, the Company does not use derivative financial instruments as defined by SFAS 133, codified in ASC 815, “Accounting for Derivatives for Instruments and Hedging Activities.” The Company does not enter into any derivative transactions or purchase any grain-related contracts other than the physical grain contracts described above.
The cost of feed grains is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
December 21, 2009
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,194	$4,261
Accounts receivable, less allowance of $1,373,000 in 2009 and 2008	68,461	63,516
Inventories	140,521	137,015
Refundable income taxes	1,567	31,033
Deferred income taxes	2,866	15,885
Prepaid expenses	18,428	15,853

Total current assets	240,037	267,563
Property, plant and equipment:
Land and buildings	350,248	343,109
Machinery and equipment	390,339	379,706

	740,587	722,815
Accumulated depreciation	(347,459)	(311,485)

	393,128	411,330
Other assets	3,011	2,265

Total assets	$636,176	$681,158

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,878	$50,433
Accrued expenses	39,474	27,132
Current maturities of long-term debt	1,022	1,219

Total current liabilities	77,374	78,784
Long-term debt, less current maturities	103,123	225,322
Claims payable	2,600	3,000
Deferred income taxes	22,371	20,085
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-20,333,637 in 2009 and 20,288,643 in 2008	20,334	20,289
Paid-in capital	35,143	28,859
Retained earnings	375,231	304,819

Total stockholders’ equity	430,708	353,967

Total liabilities and stockholders’ equity	$636,176	$681,158

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2009	2008	2007
	(In thousands, except per share data)
Net sales	$1,789,508	$1,723,583	$1,474,844
Cost and expenses:
Cost of sales	1,589,235	1,683,660	1,289,654
Live inventory adjustment	0	35,000	0
Processed inventory adjustment	0	13,100	0
Hurricane costs	0	1,194	0
Legal settlement (Donning and doffing)	0	2,693	0
Selling, and general and administrative	63,663	53,599	59,797

	1,652,898	1,789,246	1,349,451

Operating income (loss)	136,610	(65,663)	125,393
Other income (expense):
Interest income	29	174	364
Interest expense	(9,019)	(8,546)	(5,328)
Other	6	(49)	84

	(8,984)	(8,421)	(4,880)

Income (loss) before income taxes	127,626	(74,084)	120,513
Income tax expense (benefit)	45,307	(30,955)	41,680

Net income (loss)	$82,319	$(43,129)	$78,833

Earnings (loss) per share:
Basic	$4.05	$(2.13)	$3.91

Diluted	$3.99	$(2.13)	$3.88

Dividends per share	$.57	$.56	$.50

Weighted average shares outstanding:
Basic	20,317	20,269	20,140

Diluted	20,613	20,269	20,301

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	(In thousands, except shares and per share amounts)
Balance at October 31, 2006	20,094,571	20,095	17,181	291,064	328,340
Net income for year				78,833	78,833
Cash dividends ($.50 per share)				(10,309)	(10,309)
Issuance of common stock	144,540	144	3,136		3,280
Issuance of restricted common stock			840		840
Amortization of unearned compensation			3,562		3,562

Balance at October 31, 2007	20,239,111	20,239	24,719	359,588	404,546
Net loss for year				(43,129)	(43,129)
Cash dividends ($.56 per share)				(11,640)	(11,640)
Issuance of common stock	49,532	50	203		253
Issuance of restricted common stock			1,085		1,085
Amortization of unearned compensation			2,852		2,852

Balance at October 31, 2008	20,288,643	$20,289	$28,859	$304,819	$353,967
Net income for year				82,319	82,319
Cash dividends ($.57 per share)				(11,907)	(11,907)
Issuance of common stock	44,994	45	124		169
Issuance of restricted common stock			362		362
Amortization of unearned compensation			5,798		5,798

Balance at October 31, 2009	20,333,637	$20,334	$35,143	$375,231	$430,708

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2009	2008	2007
	(In thousands)
Operating activities
Net income (loss)	$82,319	$(43,129)	$78,833
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43,197	41,931	33,195
Amortization of unearned compensation	5,798	2,852	3,562
Provision for losses on accounts receivable	367	451	304
Deferred income taxes	15,305	(10,451)	(300)
Change in assets and liabilities:
Accounts receivable	(5,312)	5,517	(28,858)
Inventories	(3,506)	(17,757)	(22,768)
Prepaid expenses and refundable income taxes	26,891	(32,751)	11,462
Other assets	(538)	(296)	(385)
Accounts payable	(13,555)	5,455	13,464
Accrued expenses and claims payable	11,942	(7,287)	10,652

Total adjustments	80,589	(12,336)	20,328

Net cash provided by (used in) operating activities	162,908	(55,465)	99,161
Investing activities
Capital expenditures	(25,356)	(48,757)	(114,449)
Net proceeds from sale of property and equipment	153	713	1,138

Net cash used in investing activities	(25,203)	(48,044)	(113,311)
Financing activities
Net borrowings from revolving credit agreement	(121,307)	116,307	20,000
Principal payments on long-term debt	(152)	(145)	(4,138)
Principal payments on capital lease obligations	(937)	(713)	(295)
Dividends paid	(11,907)	(11,640)	(10,309)
Tax benefit on exercised stock options	6	153	1,597
Net proceeds from common stock issued	525	1,185	2,522

Net cash provided by (used in) financing activities	(133,772)	105,147	9,377

Net change in cash and cash equivalents	3,933	1,638	(4,773)
Cash and cash equivalents at beginning of year	4,261	2,623	7,396

Cash and cash equivalents at end of year	8,194	4,261	$2,623

Supplemental disclosure of cash flow information:
Income taxes paid	$536	$9,427	$27,084

Interest paid	$9,878	$8,038	$7,247

Non-cash investing and financing activities:
Capital lease obligations for equipment	$0	$14,014	$0

See accompanying note.

Sanderson Farms, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of Sanderson Farms, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Subsequent Events: Subsequent events have been evaluated through December 21, 2009 which represents the date the Consolidated Financial Statements were issued.
Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared food items. The Company’s net sales and cost of sales are significantly affected by market price fluctuations of its principal products sold and of its principal feed ingredients, corn and other grains.
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for the year ended October 31, 2009 and October 31, 2008. No customer accounted for more than 10% of consolidated net sales during fiscal 2007. Shipping and handling costs are included as a component of cost of sales.
The Company’s sales of poultry and prepared chicken products to external customers are made in various forms depending on individual customer needs. Gross sales of fresh ice packed chicken made primarily to food service customers totaled approximately $184.3 million, $201.6 million and $254.1 million in fiscal 2007, 2008 and 2009, respectively. Gross sales of chill pack chicken made primarily to retail grocery store customers totaled approximately $493.9 million, $572.2 million and $584.4 million in fiscal 2007, 2008 and 2009, respectively. Gross sales of frozen chicken made primarily to export customers totaled approximately $197.3 million, 252.8 million and $198.2 million in fiscal 2007, 2008 and 2009, respectively. Gross sales of fresh CVP packed chicken made primarily to food service customers totaled approximately $468.5 million, $588.4 million and $640.9 million in fiscal 2007, 2008 and 2009, respectively. Gross sales of prepared, partially cooked chicken made primarily to food service customers totaled approximately $157.5 million, $136.6 million and $133.7 million in fiscal 2007, 2008 and 2009, respectively. Other sales include sales of mechanically deboned meat made primarily to customers who further process the meat and sales of offal to rendering companies.
The Company sales certain of its products either directly to foreign markets or to U.S based customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2009, 2008 and 2007 totaled approximately $177.3 million, $232.9 million and $164.4 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to the total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2009, the Company capitalized interest of $7,112 to the new complex under construction in Kinston, North Carolina. During fiscal 2007, the Company capitalized interest of approximately $2,056,000 to the Waco, Texas Complex. The Company did not capitalize any interest during fiscal 2008.
Impairment of Long-Lived Assets: The Company continually reevaluates the carrying value of its long-lived assets based on events or changes in circumstances which indicate that the carrying value may not be recoverable. As part of this reevaluation and when indicators are present, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized through a charge to operations.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $591,000, $3.9 million and $2.5 million for fiscal 2009, 2008 and 2007, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense and live broiler inventory valuations accounted for differently for financial and income tax purposes.
Share Based Compensation: The Company accounts for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values
Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share includes any dilutive effects of options, warrants, restricted stock and convertible securities.
Fair Value of Financial Instruments The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	October 31, 2009		October 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value

Total Debt ( In millions)	$109	$104	$225	$227
Reclassification: The Company has made reclassifications to prior year financial statements to conform with the presentation for the current year financial statements. The reclassifications are for consistency of presentation and do not affect previously reported net income (loss), shareholder’s equity or total assets.
Impact of Recently Issued Accounting Standards:
The Financial Accounting Standards Board (“FASB”) voted to approve the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental U.S. GAAP as of July 1, 2009. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC reorganizes the many U.S. GAAP pronouncements into approximately 90 accounting topics, with all topics using a consistent structure. It also includes relevant authoritative content issued by the Securities Exchange Commission (“SEC”), as well as selected SEC staff interpretations and administrative guidance. The ASC became effective on October 31, 2009 for this Form 10-K. The ASC does not change or alter existing GAAP and will not have any impact on our consolidated financial statements. Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”).

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), codified in ASC 820. This standard defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. The Company adopted ASC 820 effective November 1, 2008 for its financial assets and liabilities and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company will adopt ASC 820 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and the adoption is not expected to have a material impact on the consolidated financial position results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”), codified in ASC 825. This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted ASC 825, during the first quarter of fiscal 2009. We did not elect the fair value option under ASC 825, and accordingly, the adoption had no effect on the Company’s consolidated financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, codified in ASC 855, which establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted ASC 855 during the third quarter of fiscal 2009.
In June 2008, the FASB issued guidance to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This guidance discusses how to allocate earnings to participating securities and compute basic EPS using the two-class method. The guidance must be applied retrospectively to all prior-period EPS data presented in financial statements (including selected financial data). This guidance is effective for the Company’s fiscal year ended October 31, 2010, and interim periods within those fiscal years. The adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows; however, the adoption will likely impact basic and diluted earnings per share previously reported by the Company and the Company is currently evaluating this impact.
2. Inventories
Inventories consisted of the following:

	October 31,
	2009	2008
	(In thousands)
Live poultry-broilers and breeders	$88,054	$69,715
Feed, eggs and other	20,637	24,460
Processed poultry	20,768	30,477
Prepared chicken	6,796	6,956
Packaging materials	4,266	5,407

	$140,521	$137,015

The decrease in feed, eggs, and other at October 31, 2009 when compared to October 31, 2008 reflects lower feed grain prices.
The decrease in processed poultry inventories resulted primarily from fewer units of export product in inventory at October 31, 2009 and lower cost of feed grains. The decrease in the units of export products in inventory at October 31, 2009 as compared to October 31, 2008 resulted from the timing of export sales.
Inventories at October 31, 2008, included approximately 71.2 million pounds of leg quarters and paws awaiting shipment into the export markets. The market prices for dark meat and paws declined below their costs during September 2008 and October 2008, resulting in an approximately $13.l million adjustment, before income taxes, to processed inventory values. In addition, the Company made an adjustment to the carrying value of its live inventories at October 31, 2008. As with processed inventories, the carrying value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be at the lower of cost or market. Because market prices declined during November and December 2008, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2008 was expected to exceed the market value for the finished product. Accordingly, the Company’s results for the year ended October 31, 2008 include a charge of $35.0 million before income taxes to reduce the carrying value of live inventories from cost to market. The Company’s live broiler inventories are recorded at cost at October 31, 2009 because the estimated market value is higher than the estimated cost to complete those live broiler inventories.
3. Prepaid expenses
     Prepaid expenses consisted of the following:

	October 31,
	2009	2008
	(In thousands)
Parts and supplies	$11,325	$11,333
Prepaid insurance	5,635	3,101
Other prepaid expenses	1,468	1,419

	$18,428	$15,853

4. Accrued expenses
     Accrued expenses consisted of the following:

	October 31,
	2009	2008
	(In thousands)
Accrued bonuses	$11,892	$0
Accrued wages	4,281	4,530
Workers’ compensation claims	6,191	4,930
Accrued vacation	4,335	3,579
Accrued rebates	3,122	3,627
Accrued property taxes	4,350	3,875
Post retirement benefit	2,356	2,306
Accrued payroll taxes	1,566	1,809
Accrued interest	19	877
Other accrued expenses	1,362	1,599

	$39,474	$27,132

The increase in accrued expenses resulted from the Company’s accrual in fiscal 2009 under the Company’s Bonus Award Program of $11.9 million, which will be paid in December 2009. The Bonus Award Program is based upon profitability and no award was earned in fiscal 2008 based on the loss incurred.
5. Long-Term credit facilities and debt, and capital lease obligations
     Long-term debt and capital lease obligations consisted of the following:

	October 31,
	2009	2008
	(In thousands)
Revolving credit agreement with banks (weighted average rate of 1.49% at October 31, 2009)	$40,000	$161,307
Term loan, accruing interest at 6.12%, maturing in 2016	50,000	50,000
Capital lease obligation, imputed interest at 5.53%, due in monthly installments of $112,015, including interest, maturity in 2015	13,004	13,611
Note payable, accruing interest at 5%; due in annual installments of $161,400, including interest, maturing on November 8, 2009	31	183
6% Mississippi Business Investment Act bond-capital lease obligation, due November 1, 2012	1,110	1,440

	104,145	226,541
Less current maturities of long-term debt and capital leases	1,022	1,219

	$103,123	$225,322

On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. As of October 31, 2009 the Company had borrowed $40.0 million under the revolving credit facility. The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 1.25% to 2.0%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	1.25%	0.15%
2	> = 25% and < 35%	1.50%	0.20%
3	> = 35% and < 45%	1.75%	0.20%
4	> = 45%	2.00%	0.25%
All of the Company’s outstanding draws totaling $40.0 million under the revolving credit facility at October 31, 2009 were based upon the Libor formula above.
The term loan consists of a private placement of $50.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility. The Company was in compliance with all covenants at October 31, 2009.
The aggregate annual maturities of long-term debt and capital lease obligations at October 31, 2009 are as follows (in thousands):

Fiscal Year	Amount
2010	$1,022
2011	1,048
2012	11,106
2013	50,757
2014	10,799
Thereafter	29,413

$104,145

Interest of $7,112 and $2,056,000 has been capitalized during fiscal 2009 and fiscal 2007, respectively. The Company did not capitalize any interest cost during 2008.
6. Income Taxes
     Income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$26,642	$(17,738)	$37,782
State	3,360	(2,766)	4,198

	30,002	(20,504)	41,980
Deferred:
Federal	13,546	(8,280)	170
State	1,759	(2,171)	(470)

	15,305	(10,451)	(300)

	$45,307	$(30,955)	$41,680

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,
	2009	2008
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$32,555	$27,040
Prepaid and other assets	630	1,975

Total deferred tax liabilities	33,185	29,015
Deferred tax assets:
Accrued expenses and accounts receivable	6,878	6,315
Inventory	10	13,560
Compensation on restricted stock	6,792	4,940

Total deferred tax assets	13,680	24,815

Net deferred tax liabilities	$19,505	$4,200

Current deferred tax assets	$(2,866)	$(15,885)
Long-term deferred tax liabilities	22,371	20,085

Net deferred tax liabilities	$19,505	$4,200

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2009	2008	2007
	(In thousands)
Income taxes at statutory rate	$44,669	$(25,929)	$42,180
State income taxes	3,327	(3,030)	4,139
State income tax credits	(517)	(179)	(1,715)
Federal income tax credits	(1,683)	(2,780)	(2,253)
Federal manufacturers (deduction) recapture	(1,877)	438	(1,186)
Other, net	1,388	525	515

Income tax expense (benefit)	$45,307	$(30,955)	$41,680

7. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $6,000,000 and $5,750,000 in fiscal 2009 and 2007. The Company did not make a contribution to the ESOP during fiscal 2008.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $3,857,000 in fiscal 2009, $3,573,000 in fiscal 2008 and $3,118,000 in fiscal 2007.

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
Pursuant to the Plan, on February 23, 2005, the Company’s Board of Directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s Board of Directors. Restricted stock granted in fiscal 2007, 2008 and 2009 vests three to four years from the date of grant. In some cases, the vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s Common Stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $5,016,000, $3,132,000, $3,425,000 during fiscal 2009, 2008 and 2007, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted
	Number of	Average Grant
	Shares	Price
Outstanding at October 31, 2006	379,000	$43.81
Granted during fiscal 2007	15,000	$33.70
Vested during 2007	0	$0.00
Forfeited during 2007	(5,050)	$42.62

Outstanding at October 31, 2007	388,950	$42.79
Granted during fiscal 2008	45,209	$35.00
Vested during 2008	(21,000)	$44.56
Forfeited during 2008	(3,485)	$41.36

Outstanding at October 31, 2008	409,674	$41.86
Granted during fiscal 2009	78,826	$36.12
Vested during 2009	(9,000)	$25.53
Forfeited during 2009	0	$0.00

Outstanding at October 31, 2009	479,500	$41.22

As reflected in the schedule above, 30,000 of the restricted stock awards were vested as of October 31, 2009. The Company had $5.6 million in unrecognized share-based compensation costs as of October 31, 2009 that will be recognized over a weighted average period of 3.2 years.
Also on February 23, 2005 and pursuant to the Plan, the Company’s Board of Directors approved Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s Board of Directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s Common Stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, retirement or change in control, as defined. If a participant’s employment is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2009, 2008 and 2007, the participants purchased a total of 22,092, 31,072 and 18,227 shares of restricted stock pursuant to the Purchase Plan, valued at $38.40, $34.92 and $37.87 per share, respectively, and the Company issued 5,454, 7,692 and 4,490 matching shares, valued at $38.40, $34.92 and $37.87 per share, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $204,000, $207,000 and $138,000 in fiscal 2009, 2008 and 2007, respectively.

During the quarters ended January 31, 2009, 2008, 2007 and 2006, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a three or two-year performance period beginning November 1 of each performance period. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 150 percent of the target number of shares for grants prior to 2008, and 50 percent to 200 percent for grants made for fiscal 2008 and thereafter, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,400, during the quarter ended January 31, 2007 totaled 102,000, during the quarter ended January 31, 2008 totaled 67,820 and during the quarter ended January 31, 2009 totaled 60,500. The Company recorded compensation cost of $578,000 during fiscal 2009 related to the performance share agreements entered into during fiscal 2009. No compensation costs have been recorded for performance share agreements entered into prior to fiscal 2009.
Under the Company’s Stock Option Plan, 2,250,000 shares of Common Stock were reserved for grant to key management personnel. Options outstanding at October 31, 2006 were granted in fiscal 2002, have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2009, 2008 or 2007. The Stock Option Plan has been superseded by the Plan described above and no further options may be issued under the Stock Option Plan.
A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at October 31, 2005	221,543	$11.66
Granted	0	0.00
Exercised	(31,500)	11.69
Forfeited	(1,500)	12.37

Outstanding at October 31, 2006	188,543	11.66
Granted	0	0.00
Exercised	(144,540)	11.64
Forfeited	(0)	0.00

Outstanding at October 31, 2007	44,003	11.71
Granted	0	0.00
Exercised	(21,939)	11.64
Forfeited	(0)	0.00

Outstanding at October 31, 2008	22,064	11.73
Granted	0	0.00
Exercised	(500)	12.37
Forfeited	0	0.00

Outstanding at October 31, 2009	21,564	$11.72

The exercise price of the options outstanding as of October 31, 2009, ranged from $7.40 to $12.37 per share. At October 31, 2009, the weighted average remaining contractual life of the options outstanding was 1.5 years and all of the options were exercisable. The aggregate intrinsic value of the 21,564 stock options outstanding as of October 31, 2009 was $536,323. During the fiscal year ended October 31, 2009, 500 options were exercised with an intrinsic value of $12,112.
9. Shareholder Rights Agreement
The Company’s shareholder rights agreement adopted on April 22, 1999 expired on May 4, 2009. There has been no impact on our shareholders related to the expiration other than the resulting expiration of their shareholder purchase rights under the agreement.

10. Other Matters
The Company has vehicle and equipment leases that expire at various dates through fiscal 2013. Rental expense under these leases totaled $8.5 million, $8.9 million, $8.5 million and for fiscal 2009, 2008 and 2007, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2009 were as follows:

Fiscal Year	Amount
2010	$5.9 million
2011	2.7 million
2012	1.0 million
2013	0.2 million

$9.8 million

The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation, or financial position.
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company determines the amount of reserves required, if any. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
QUARTERLY FINANCIAL DATA

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
	(Unaudited)
Net sales	$388,884	$426,759	$504,846	$469,019
Gross profit	4,972	55,985	91,025	48,291
Net income (loss)	(6,749)	26,216	43,048	19,804
Diluted earnings (loss) per share	$(.33)	$1.27	$2.09	$.96

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$362,566	$433,876	$466,915	$460,226
Gross profit (loss)	25,427	24,626	9,544	(71,661)
Net income (loss)	6,222	6,217	(3,645)	(51,923)
Diluted earnings (loss) per share	$.30	$.30	$(.18)	$(2.56)

(1)	The Company’s gross loss for the fourth quarter of fiscal 2008 was $71.7 million as compared to a gross profit during the fourth quarter of fiscal 2009 of $48.3 million. The increase of $120.0 million is the result of historically high grain prices, lower market prices for boneless breast meat and a significant decrease in market prices for export products during October, November and December of 2008. The Company’s processed inventory on hand at October 31, 2008 included approximately 71.2 million pounds of chicken leg quarters and paws which the Company believed would be sold to export customers at prices below cost, resulting in a charge to cost of sales of approximately $13.1 million. In addition, because of the lower prices for export products, relatively low prices for boneless breast meat in the domestic market and decreasing but relatively high grain prices during November and December 2008, the Company recorded a loss of $35.0 million to lower the value of the Company’s inventory of live broilers at October 31, 2008.
Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period
	(In Thousands)
Year ended October 31, 2009
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$367		$367	$1,373
Year ended October 31, 2008
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,142	$451		$220	$1,373
Year ended October 31, 2007
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$894	$304		$56	$1,142

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
     As of October 31, 2009 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we have concluded that, as of October 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2009.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009 of Sanderson Farms, Inc. and subsidiaries and our report dated December 21, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
December 21, 2009
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
     The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose members are John H. Baker, III (Vice Chairman), Robert C. Khayat, Phil K. Livingston, Dianne Mooney, Gail J. Pittman and Charles W. Ritter, Jr. (Chairman). All members of the audit committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that Phil K. Livingston is an audit committee financial expert.
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
     The following table provides information as of October 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding options to purchase the Company’s common stock were issued under the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002. That plan has been superseded by the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005. No further options or other awards may be granted under the Stock Option Plan. There are 2,250,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

			(c) Number of
			securities remaining
	(a) Number of		available for future
	securities to be issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and	warrants and	reflected in column
Plan category	rights(1)	rights(1)	(a)(2)
Equity compensation plans approved by security holders	21,564	$11.72	391,927
Equity compensation plans not approved by security holders	0	$0.00	0

Total	21,564	$11.72	391,927

(1)	These columns do not reflect the 78,826, 45,209, 15,000 and 49,050 shares of restricted stock issued to participants in the Stock Incentive Plan in fiscal 2009, 2008, 2007 and 2006, respectively, nor the 144,037 shares of restricted stock purchased by or issued to participants under the management stock purchase plan provisions of the Stock Incentive Plan or the purchase prices therefor.

(2)	Represents shares available for issuance under the Stock Incentive Plan.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2009 and 2008
Consolidated Statements of Operations — Years ended October 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows — Years ended October 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements — October 31, 2009
(a)2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
(a) 3. EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

Exhibit
Number	Description

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008.

10.8+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.9+	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.10+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.11+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2008. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed on February 4, 2009.)

10.12+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.13 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a ten - year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.14+	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

Exhibit
Number	Description

10.15 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.16 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.17+	Form of Restricted Stock Agreement between Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.18+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.19+	Form of Restricted Stock Agreement between the Registrant and its employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.20+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.21+*	Form of Restricted Stock Agreement between the Registrant and its employees who are granted restricted stock.

10.22+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares.

10.23+
Employment Agreement dated as of September 15, 2009 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.24+
Employment Agreement dated as of September 15, 2009 between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.25+
Employment Agreement dated as of September 15, 2009 between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.26	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.27	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.28	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.29	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.30	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.31	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

Exhibit
Number	Description

10.32	Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.33	Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.34	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2008.)

10.35	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.36	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.37	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.38	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.41	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

Exhibit
Number	Description

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

(b)	Agreements Available Upon Request by the Commission.
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

Date: December 21, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/21/09
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ John H. Baker, III	12/21/09
John H. Baker, III,
Director

/s/ Fred Banks, Jr.	12/21/09
Fred Banks, Jr.
Director

/s/ John Bierbusse	12/21/09
John Bierbusse,
Director

/s/ Lampkin Butts	12/21/09
Lampkin Butts, Director,
President and Chief Operating Officer

/s/ D. Michael Cockrell	12/21/09
D. Michael Cockrell,
Director, Treasurer and Chief Financial Officer

/s/ Ms. Toni Cooley	12/21/09
Toni Cooley
Director

/s/ James A. Grimes	12/21/09
James A. Grimes,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Beverly Wade Hogan	12/21/09
Beverly Wade Hogan,
Director

/s/ Robert C. Khayat	12/21/09
Robert C. Khayat
Director

/s/ Phil K. Livingston	12/21/09
Phil K. Livingston,
Director

/s/ Dianne Mooney	12/21/09
Dianne Mooney
Director

/s/ Gail Jones Pittman	12/21/09
Gail Jones Pittman,
Director

/s/ Charles W. Ritter, Jr.	12/21/09
Charles W. Ritter, Jr.,
Director

/s/ Rowan Taylor	12/21/09
Rowan Taylor,
Director

EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008.

10.8+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.9+	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.10+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.11+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2008. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed on February 4, 2009.)

10.12+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.13 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a Ten - year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.14+	Form of Agreement between Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

Exhibit
Number	Description

10.15 +	Form of Agreement between Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.16 +	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.17+	Form of Restricted Stock Agreement between Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.18+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares. (Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.19+	Form of Restricted Stock Agreement between the Registrant and its employees who are granted restricted stock. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.20+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.21+*	Form of Restricted Stock Agreement between the Registrant and its employees who are granted restricted stock.

10.22+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares.

10.23+
Employment Agreement dated as of September 15, 2009 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.24+
Employment Agreement dated as of September 15, 2009 between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.25+
Employment Agreement dated as of September 15, 2009 between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.26	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.27	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.28	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.29	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.30	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.31	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

Exhibit
Number	Description

10.32	Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.33	Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.34	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2008.)

10.35	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.36	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.37	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.38	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.41	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

Exhibit
Number	Description
32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.