Form 10-Q
period 2010-01-31
SANDERSON FARMS INC
filed 2010-02-23
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 20,377,898 shares outstanding as of January 31, 2010.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed consolidated balance sheets—January 31, 2010 and October 31, 2009	3

	Condensed consolidated statements of operations—Three months ended January 31, 2010 and 2009	4

	Condensed consolidated statements of cash flows—Three months ended January 31, 2010 and 2009	5

	Notes to condensed consolidated financial statements—January 31, 2010	6

	Report of Independent Registered Public Accounting Firm	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

SIGNATURES		20

Ex-10.1
Ex-10.2
Ex-15
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2
EX-10.1
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2010	2009
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$665	$8,194
Accounts receivable, net	66,784	68,461
Inventories	152,695	140,521
Refundable income taxes	0	1,567
Deferred income taxes	3,301	2,866
Prepaid expenses and other current assets	20,852	18,428

Total current assets	244,297	240,037
Property, plant and equipment	763,808	740,587
Less accumulated depreciation	(358,293)	(347,459)

	405,515	393,128
Other assets	2,905	3,011

Total assets	$652,717	$636,176

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$78,213	$76,352
Current maturities of long-term debt	991	1,022

Total current liabilities	79,204	77,374
Long-term debt, less current maturities	102,966	103,123
Claims payable	2,100	2,600
Deferred income taxes	22,401	22,371
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 20,377,898 and 20,333,637 at January 31, 2010 and October 31, 2009, respectively	20,378	20,334
Paid-in capital	37,590	35,143
Retained earnings	388,078	375,231

Total stockholders’ equity	446,046	430,708

Total liabilities and stockholders’ equity	$652,717	$636,176

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	January 31,
	2010	2009
	(In thousands, except per share amounts)

Net sales	$420,123	$388,884
Cost and expenses:
Cost of sales	378,044	383,912
Selling, general and administrative	16,360	11,914

	394,404	395,826

OPERATING INCOME (LOSS)	25,719	(6,942)
Other income (expense):
Interest income	5	7
Interest expense	(1,132)	(3,211)
Other	5	(3)

	(1,122)	(3,207)

INCOME (LOSS) BEFORE INCOME TAXES	24,597	(10,149)

Income tax expense (benefit)	8,780	(3,400)

NET INCOME (LOSS)	$15,817	$(6,749)

Earnings (loss) per share:
Basic	$.75	$(.33)

Diluted	$.75	$(.33)

Dividends per share	$.15	$.14

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2010	2009
	(In thousands)

Operating activities
Net income (loss)	$15,817	$(6,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,859	10,949
Non-cash stock compensation	2,688	866
Deferred income taxes	(435)	14,890
Change in assets and liabilities:
Accounts receivable, net	1,677	(1,789)
Refundable income taxes	1,567	(8,625)
Inventories	(12,174)	(106)
Prepaid expenses and other assets	(2,268)	(6,754)
Accounts payable, accrued expenses and other liabilities	(1,759)	(19,037)

Total adjustments	155	(9,606)

Net cash provided by (used in) operating activities	15,972	(16,355)

Investing activities
Capital expenditures	(23,298)	(7,205)
Net proceeds from sale of property and equipment	2	2

Net cash used in investing activities	(23,296)	(7,203)

Financing activities
Principal payments on long-term debt	(188)	(301)
Net borrowings from revolving line of credit	0	20,000
Net proceeds from exercise of stock options and management share purchase plan	(197)	107
Tax benefit on exercised stock options and vesting of restricted stock grants	180	0

Net cash provided by (used in) financing activities	(205)	19,806

Net change in cash and cash equivalents	(7,529)	(3,752)
Cash and cash equivalents at beginning of period	8,194	4,261

Cash and cash equivalents at end of period	$665	$509

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,150)	$(2,924)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2010
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.
The consolidated balance sheet at October 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2009.
Subsequent events have been evaluated through the time of filing on February 23, 2010 which represents the date the Condensed Consolidated Financial Statements were issued.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31,	October 31,
	2010	2009
	(In thousands)

Live poultry-broilers and breeders	$98,568	$88,054
Feed, eggs and other	21,628	20,637
Processed poultry	22,548	20,768
Processed food	5,289	6,796
Packaging materials	4,662	4,266

	$152,695	$140,521

Inventories of live poultry and feed, eggs and other were higher at January 31, 2010 as compared to October 31, 2009. This increase is the result of normal inventory reductions at October 31, 2009 in anticipation of the holiday season when demand for chicken is historically at its lowest point in the year.
The increase in inventory of processed poultry resulted primarily from additional units of export product in inventory at January 31, 2010 as compared to October 31, 2009, which resulted from the timing of export sales.
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 of the Company’s October 31, 2009 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three months ended January 31, 2010 and January 31, 2009 was $2,688,000 and $866,000, respectively, and is detailed below.
During the three months ended January 31, 2010, participants in the Company’s Management Share Purchase Plan purchased a total of 10,125 shares of restricted stock at an average price of $42.95 per share and the Company issued 2,504 matching restricted shares. During the three months ended January 31, 2010 and 2009 the Company recorded compensation cost, included in the total stock based compensation expense above, of $54,000 and $52,000, respectively, related to the Management Share Purchase Plan.
On November 1, 2009, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 70,000 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2008 and 2009. The aggregate target number of shares specified in performance share agreements outstanding as of January 31, 2010 totaled 196,637. The Company recorded compensation cost, included in the total stock based compensation expense above, of $1,028,000 and $0 during the three months ended January 31, 2010 and January 31, 2009, respectively, related to the performance share agreements entered into during 2009 and 2010. No compensation cost has been recorded for the performance share agreements entered into in fiscal 2008.

Also on November 1, 2009 the Company granted 70,000 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $36.80 per share and vests four years from the date of the grant. On December 21, 2009, the Company granted 31,850 shares of restricted stock to key management employees. The restricted stock had a grant date fair value of $41.94 per share with 50% of the shares vesting immediately on December 21, 2009 and the remaining 50% of shares vesting one year later on December 21, 2010. The Company also has non-vested restricted stock grants outstanding that were granted during the five previous fiscal years with certain officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2010 related to all restricted stock grants totaled 527,091. During the three months ended January 31, 2010 and 2009 the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,606,000 and $814,000, respectively, related to restricted stock grants.
NOTE 4 — EARNINGS PER SHARE
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF No. 03-6-1, codified in ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260 clarifies that share-based payment awards entitling holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective November 1, 2009, these awards are now included in the calculation of basic earnings per share under the two-class method, a change that reduces both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the new requirements. Previously, the Company included unvested share payment awards in the calculation of diluted earnings per share under the treasury stock method.
The following table presents the effect the adoption of ASC 260 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for the three months ended January 31, 2010 and 2009. The adoption had no effect on the Company’s retained earnings or other components of equity.

	For the three months ended
	January 31, 2010		January 31, 2009
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income (loss)	$15,817	$15,817	($6,749)	($6,749)
Distributed and undistributed (earnings) losses to unvested restricted stock	($457)	$0	$152	$0

Distributed and undistributed earnings (losses) to common shareholders — Basic	$15,360	$15,817	($6,597)	($6,749)

Weighted average shares outstanding — Basic	20,360	20,360	20,296	20,296
Weighted average shares outstanding — Diluted	20,370	20,744	20,296	20,296

Earnings (loss) per common share — Basic	$0.75	$0.78	($0.33)	($0.33)
Earnings (loss) per common share — Diluted	$0.75	$0.76	($0.33)	($0.33)
NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), codified in ASC 820. This standard defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. The Company adopted ASC 820 effective November 1, 2008 for its financial assets and liabilities and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company adopted ASC 820 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	January 31, 2010		October 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Total Debt (in millions)	$109	$104	$109	$104

NOTE 7 — OTHER MATTERS
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 21, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 23, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2009.
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
Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The Kinston facilities will comprise a state-of-the-art poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Construction began during August 2009 and the Company expects initial operation of the new complex to begin during the first quarter of fiscal 2011.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s margins improved primarily as a result of higher overall market prices for poultry products during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The Company believes overall market prices for poultry products have improved due more from the tightening of the supply of poultry products than an improvement in demand from consumers. While demand for fresh chicken in the retail grocery store market has been stable, demand for chicken consumed away from home has remained soft. The Company expects demand for chicken products in food service markets to remain soft through fiscal 2010 and until overall economic conditions in the United States and traffic in restaurants improve. In addition to improved poultry markets, the average cost of feed in broiler flocks sold during the first quarter of fiscal 2010 as compared to the same quarter a year ago decreased 1.38 cents per pound, or 4.6%. Feed grain market prices remain relatively high versus historical averages, but market prices have decreased from January highs following the USDA’s crop estimates issued January 12, 2010. While the company has not priced all of its grain needs for the balance of the fiscal year, had we priced those needs at February 22, 2010 market prices, feed grain costs would be approximately $1.3 million lower during fiscal 2010 as compared to fiscal 2009.
RESULTS OF OPERATIONS
Net sales for the three months ended January 31, 2010 were $420.1 million as compared to $388.9 million for the three months ended January 31, 2009, an increase of $31.2 million or 8.0%. Net sales of poultry products for the three months ended January 31, 2010 and January 31, 2009 were $391.5 million and $360.7 million, respectively, an increase of $30.8 million or 8.5%. The increase in net sales of poultry products resulted from an increase in the average sales price of poultry products of 12.5%, partially offset by a decrease in the pounds of poultry products sold of 3.5%. The Company actually processed 21.9 million more pounds of poultry products during the first quarter of 2010 as compared to the first quarter of fiscal 2009 as a result of the planned reductions in pounds of poultry produced during the first quarter of fiscal 2009 in response to weak demand from food service customers, but this increase in pounds processed was offset by fewer pounds of export products sold during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. As a result, processed pounds in inventory increased by 11 million pounds during the quarter. Overall market prices for poultry products improved during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. Urner Barry market prices for bulk leg quarters, boneless breast meat and tenders increased during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 by 11.6%, 6.2% and 2.9%, respectively. In addition, market prices for jumbo wings were at historically high levels averaging 36.4% higher during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. A simple average of the Georgia dock prices for whole birds decreased 5.3% during the first quarter of fiscal 2010 as compared to the same period a year ago. Net sales of prepared chicken products for the three months ended January 31, 2010 and 2009 were $28.6 million and $28.2 million, respectively, or an increase of 1.7%. This increase resulted from an increase in the average sales price of prepared chicken products sold of 2.1%, offset by a slight decrease in the pounds of prepared chicken products sold of 50,000 pounds or 0.4%.
Cost of sales for the first quarter of fiscal 2010 was $378.0 million as compared to $383.9 million during the first quarter of fiscal 2009, a decrease of $5.9 million or 1.5%. Cost of sales of poultry products sold during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 were $352.6 million and $358.8 million, respectively, a decrease of $6.2 million or 1.7%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted from a decrease in the pounds of poultry products sold of 3.5%, and a decrease in feed costs per pound of 4.6%. These decreases were offset by an increase in the other cost per pound of poultry products sold of 8.4%.

Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	First Quarter 2010		First Quarter 2009		Incr/(Decr)		% Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$165,458	$0.2832	$179,860	$0.2970	$(14,402)	$(0.0138)	(8.01)%	(4.65)%
All other cost of sales	$187,170	$0.3204	$178,953	$0.2955	$8,217	$0.0248	4.59%	8.39%

Total poultry cost of sales	$352,628	$0.6036	$358,813	$0.5925	$(6,185)	$0.0110	(1.72)%	1.86%

Poultry Pounds Sold	584,256		605,564
The average cost of feed in broiler flocks sold during the first quarter of fiscal 2010 as compared to the same quarter a year ago decreased $14.4 million or 1.38 cents per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $8.2 million or 2.48 cents per pound of poultry products sold. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs, and the increase per pound in these costs is reflective of the decrease in poultry pounds sold. Costs of sales of the Company’s prepared chicken products were $25.4 million as compared to $25.1 million during fiscal 2009, an increase of $316,000 or 1.3%.
Selling, general and administrative costs for the three months ended January 31, 2010 and January 31, 2009 were $16.4 million and $11.9 million, respectively. The increase in selling, general and administrative costs of $4.5 million during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 resulted from additional charges related to the Company’s stock compensation plan, as described in note 3 above, and additional administrative charges including $260,000 related to the start up of the new Kinston and Lenoir County, North Carolina poultry complex. The Company expects start up cost to be $2.7 million during the final three quarters of fiscal 2010. All such costs will be recorded as administrative costs until the plant begins operations, scheduled to begin during the first quarter of fiscal 2011.
Operating income for the first quarter of fiscal 2010 was $25.7 million as compared to an operating loss of $6.9 million for the first quarter of fiscal 2009, an improvement of $32.6 million. This improvement in the Company’s operating income resulted primarily from the overall improvement in market prices of poultry products during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, as described above.
Interest expense during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was $1.1 million and $3.2 million, respectively. The decrease of $2.1 million in interest expense during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 resulted primarily from lower average outstanding debt and lower interest rates. During the first quarter of fiscal 2010 the Company capitalized $51,000 in interest cost to construction of the new complex in Kinston and Lenoir County, North Carolina. The Company did not capitalize any interest cost during the first quarter of fiscal 2009.
The Company’s effective tax rate for the first quarter of fiscal 2010 was 35.7% and differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and state tax credits The Company’s effective tax rate during the first quarter of fiscal 2009 was 33.5% and differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and tax credits available as a result of Hurricane Katrina and state credits unrelated to the hurricane. The federal tax credits related to Hurricane Katrina expired on August 29, 2009, and unless Congress extends the credit, the Company will not benefit from such credits during fiscal 2010. Assuming the Katrina credits are not extended, the Company expects its effective tax rate to be approximately 35.7% for the remainder of fiscal 2010.
Net income for the three months ended January 31, 2010 was $15.8 million or $0.75 per share as compared to a net loss of $6.7 million or $0.33 per share for the three months ended January 31, 2009.
Liquidity and Capital Resources
The Company’s working capital at January 31, 2010 was $165.1 million and its current ratio was 3.1 to 1. The Company’s working capital and current ratio at October 31, 2009 was $162.7 million and 3.1 to 1. The Company’s principal sources of liquidity include cash from operations and borrowings under the Company’s $300.0 million revolving credit facility with nine banks. At January 31, 2010, the Company has $251.8 million available, if needed, under this revolving credit facility.
Cash flows provided by (used in) operating activities during the first quarter of fiscal 2010 and fiscal 2009 were $16.0 million and ($16.4) million, respectively. The improvement in cash flows from operations of $32.4 million resulted primarily from overall higher market prices for poultry products during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, which resulted in increased cash received from customers of $34.7 million. During fiscal 2010, the Company paid bonuses earned by employees and accrued by the Company during fiscal 2009. During fiscal 2009 the Company did not pay any bonuses.

Cash flows used in investing activities during the first quarter of fiscal 2010 and 2009 were $23.3 million and $7.2 million, respectively. The Company’s capital expenditures during the first quarter of fiscal 2010 were $23.3 million and included $12.7 million for construction of the Company’s new Kinston and Lenoir County, North Carolina complex. During the first quarter of fiscal 2009, the Company spent approximately $7.2 million on planned capital projects. Excluding the Kinston and Lenoir County complex under construction, the Company’s capital expenditures during fiscal 2010 and 2009 were $10.6 million and $7.2 million, respectively.
Cash flows provided by (used in) financing activities during the first quarter of fiscal 2010 and 2009 were ($0.2) million and $19.8 million, respectively. The Company borrowed no additional funds under its revolving credit facility during the first quarter of fiscal 2010, and funded payments of bonuses earned during fiscal 2009, but paid in fiscal 2010 and payments related to the construction of the new poultry complex in Kinston and Lenoir County, North Carolina from cash flows from operations. During the first quarter of fiscal 2009 the Company’s unfavorable profit margin required it to borrow $20.0 million from its revolving credit facility to fund operations.
The Company’s capital budget for fiscal 2010 is approximately $137.9 million and will be funded by cash on hand, internally generated working capital, cash flows from operations and, if needed, borrowings under the Company’s revolving line of credit. The Company has $251.8 million available under the revolving line of credit at January 31, 2010. The fiscal 2010 capital budget includes approximately $107.4 million for construction of the poultry complex in Kinston, North Carolina. Excluding the complex in North Carolina, the Company’s capital budget for fiscal 2010 would be $30.5 million.
Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The Kinston facilities will comprise a state-of-the-art poultry complex with the capacity to process 1,250,000 birds per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Construction began during August 2009 and the Company expects initial operations at the new complex to begin during the first quarter of fiscal 2011.
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. As of January 31, 2010 the Company had borrowed $40.0 million under the revolving credit facility.
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
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), codified in ASC 820. This standard defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. The Company adopted ASC 820 effective November 1, 2008 for its financial assets and liabilities and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company adopted ASC 820 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and the adoption did not have a material impact on the consolidated financial position results of operations or cash flows.

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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2010. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2010. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2009 other than as reflected in the revised risk factors set forth below:
     A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.
     Nearly all of our customers are based in the United States, but some of our United States based customers resell frozen poultry products in the export markets. Our chicken products are sold in Russia and other former Soviet countries, China and Mexico, among other countries. Any disruption to the export markets, such as trade embargos, import bans, duties or quotas could materially impact our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.
          On January 19, 2010, Russia banned imports of U.S. poultry because of its concerns about the U.S. practice of treating poultry meat with chlorine to kill bacteria that can cause food poisoning. On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products is 64.5%. Since the imposition of the Russian embargo and the Chinese duty, our customers who resell our frozen chicken products in Russia and China have been able to sell those products in alternative markets. However, this could create an oversupply of chicken in those other markets and could cause poultry prices in those other markets to decline, which would adversely affect our results of operations. If an oversupply of chicken products in those markets occurs, we may sell those products in the United States. This, in turn, could cause domestic poultry prices to decline, which would further adversely affect our results of operations.
     Inclement weather, such as excessive heat or storms, could hurt our flocks, which could in turn have a material adverse affect on our results of operations.
     Extreme weather in the Gulf South region where we operate, such as excessive heat, hurricanes or other storms, could impair the health or growth of our flocks or interfere with our hatching, production or shipping operations. Some scientists believe that climate change could increase the frequency and severity of adverse weather events. Extreme weather, regardless of its cause, could affect our business due to power outages; fuel shortages; damage to infrastructure from powerful winds, rising water or extreme temperatures; disruption of shipping channels; less efficient or non-routine operating practices necessitated by adverse weather or increased costs of insurance coverage in the aftermath of such events, among other things. Any of these factors could materially and adversely affect our results of operations. We may not be able to recover through insurance all of the damages, losses or costs that may result from weather events, including those that may be caused by climate change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During its first fiscal quarter, the company repurchased shares of its common stock as follows:

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs
November 1, 2009 — November 30, 2009	10,414	$39.91	10,414	976,624
December 1, 2009 — December 31, 2009	5,147	$42.00	5,147	971,477
January 1, 2010 — January 31, 2010	0	$00.00	0	971,477
Total	15,561	$40.60	15,561	971,477

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On October 22, 2009, the Company announced that its Board of Directors expanded its stock repurchase program to cover the repurchase of up to 1 million shares. The Company had previously announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 28,523 shares as of January 31, 2010 under the authorized stock repurchase program.

Item 6.	Exhibits
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
     Exhibit 10.1*+ Form of restricted stock agreement between the Registrant and certain management employees for restricted stock granted on December 21, 2009.
     Exhibit 10.2+ Sanderson Farms, Inc. Bonus Award Program effective November 1, 2009. (Incorporated by reference to Exhibit 10 filed with the Current Report on Form 8-K filed February 1, 2010.)
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

SANDERSON FARMS, INC. (Registrant)
Date: February 23, 2010	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 23, 2010	By:	/s/ James A. Grimes
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1*+	Form of restricted stock agreement between the Registrant and certain management employees for restricted stock granted on December 21, 2009.

10.2+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2009. (Incorporated by reference to Exhibit 10 filed with the Current Report on Form 8-K filed February 1, 2010.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.