Form 10-Q
period 2010-04-30
SANDERSON FARMS INC
filed 2010-05-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,720,780 shares outstanding as of April 30, 2010.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2010	2009
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$97,202	$8,194
Accounts receivable, net	75,766	68,461
Inventories	144,889	140,521
Refundable income taxes	0	1,567
Deferred income taxes	2,930	2,866
Prepaid expenses and other current assets	19,364	18,428

Total current assets	340,151	240,037
Property, plant and equipment	794,449	740,587
Less accumulated depreciation	(367,634)	(347,459)

	426,815	393,128
Other assets	2,727	3,011

Total assets	$769,693	$636,176

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$87,651	$76,352
Current maturities of long-term debt	991	1,022

Total current liabilities	88,642	77,374
Long-term debt, less current maturities	62,807	103,123
Claims payable	2,000	2,600
Deferred income taxes	22,365	22,371
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 22,720,780 and 20,333,637 at April 30, 2010 and October 31, 2009, respectively	22,721	20,334
Paid-in capital	151,491	35,143
Retained earnings	419,667	375,231

Total stockholders’ equity	593,879	430,708

Total liabilities and stockholders’ equity	$769,693	$636,176

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
		(in thousands, except per share amounts)
	2010	2009	2010	2009
Net sales	$487,101	$426,759	$907,224	$815,643
Cost and expenses:
Cost of sales	412,109	370,774	790,153	754,686
Selling, general and administrative	19,277	12,884	35,637	24,798

	431,386	383,658	825,790	779,484

OPERATING INCOME	55,715	43,101	81,434	36,159
Other income (expense):
Interest income	11	4	16	11
Interest expense	(1,161)	(2,489)	(2,293)	(5,700)
Other	2	0	7	(3)

	(1,148)	(2,485)	(2,270)	(5,692)

INCOME BEFORE INCOME TAXES	54,567	40,616	79,164	30,467

Income tax expense	19,480	14,400	28,260	11,000

NET INCOME	$35,087	$26,216	$50,904	$19,467

Earnings per share:
Basic	$1.62	$1.25	$2.39	$.93

Diluted	$1.62	$1.25	$2.39	$.93

Dividends per share	$.15	$.14	$.30	$.28

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30,
	2010	2009
	(In thousands)
Operating activities
Net income	$50,904	$19,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,850	21,764
Non-cash stock compensation	4,054	1,872
Deferred income taxes	(70)	15,045
Change in assets and liabilities:
Accounts receivable, net	(7,305)	1,919
Refundable income taxes	1,567	23,671
Inventories	(4,368)	(6,880)
Prepaid expenses and other assets	(552)	(5,850)
Accounts payable, accrued expenses and other liabilities	7,202	458

Total adjustments	22,378	51,999

Net cash provided by operating activities	73,282	71,466

Investing activities
Capital expenditures	(55,668)	(11,471)
Net proceeds from sale of property and equipment	31	88

Net cash used in investing activities	(55,637)	(11,383)

Financing activities
Principal payments on long-term debt	(347)	(451)
Net repayments from revolving line of credit	(40,000)	(25,000)
Net proceeds from secondary offering of common stock	115,541	0
Net proceeds from exercise of stock options and vesting of restricted stock	(861)	208
Tax benefit on exercised stock options	180	0
Dividends paid	(3,150)	(2,922)

Net cash provided by (used in) financing activities	71,363	(28,165)

Net change in cash and cash equivalents	89,008	31,918
Cash and cash equivalents at beginning of period	8,194	4,261

Cash and cash equivalents at end of period	$97,202	$36,179

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,497)	$(2,925)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2010
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.
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
Subsequent events have been evaluated through the time of filing on May 25, 2010 which represents the date the Condensed Consolidated Financial Statements were issued.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30,	October 31,
	2010	2009
	(In thousands)
Live poultry-broilers and breeders	$94,023	$88,054
Feed, eggs and other	20,347	20,637
Processed poultry	17,204	20,768
Processed food	8,277	6,796
Packaging materials	5,038	4,266

	$144,889	$140,521

Inventories of live poultry were higher at April 30, 2010 as compared to October 31, 2009. This increase is the result of normal inventory reductions at October 31, 2009 in anticipation of the holiday season when demand for chicken is historically at its lowest point in the year.
The decrease in inventory of processed poultry resulted primarily from fewer units of export product in inventory at April 30, 2010 as compared to October 31, 2009, which resulted from the timing of export sales.
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 of the Company’s October 31, 2009 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the six months ended April 30, 2010 and April 30, 2009 was $4,054,000 and $1,872,000, respectively, and is detailed below.
During the six months ended April 30, 2010, participants in the Company’s Management Share Purchase Plan purchased a total of 14,283 shares of restricted stock at an average price of $46.05 per share and the Company issued 3,523 matching restricted shares. During the six months ended April 30, 2010 and 2009 the Company recorded compensation cost, included in the total stock based compensation expense above, of $159,000 and $101,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2009, the Company entered into performance share agreements that grant certain officers and key employees the right to receive an aggregate target number of 70,000 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2008 and 2009. The aggregate target number of shares specified in performance share agreements outstanding as of April 30, 2010 totaled 193,162. The Company recorded compensation cost, included in the total stock based compensation expense above, of $1,415,000 and $0 during the six months ended April 30, 2010 and April 30, 2009, respectively, related to the performance share agreements entered into during 2009 and 2010. No compensation cost has been recorded for the performance share agreements entered into in fiscal 2008.
Also on November 1, 2009 the Company granted an aggregate of 70,000 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $36.80 per share and vests four years from the date of the grant. On December 21, 2009, the Company granted 31,850 shares of restricted stock to key management employees. The restricted stock had a grant date fair value of $41.94 per share with 50% of the shares vesting immediately on December 21, 2009 and the remaining 50% of shares vesting one year later on December 21, 2010. On February 19, 2010, the Company granted 25,300 shares of restricted stock to its non-employee directors. The restricted stock had a grant date fair value of $50.49 per share and vests one to three years from the date of grant. The Company also has non-vested restricted stock grants outstanding that were granted during the five previous fiscal years with certain officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2010 under all restricted stock grants totaled 503,329. During the six months ended April 30, 2010 and 2009 the Company recorded compensation cost, included in the total stock based compensation expense above, of $2,480,000 and $1,771,000, respectively, related to restricted stock grants.
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
The following table presents the effect the adoption of ASC 260 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for the three months ended April 30, 2010 and 2009.

	For the three months ended
	April 30, 2010		April 30, 2009
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income	$35,087	$35,087	$26,216	$26,216
Distributed and undistributed (earnings) to unvested restricted stock	(960)	0	(713)	0

Distributed and undistributed earnings to common shareholders — Basic	$34,127	$35,087	$25,503	$26,216

Weighted average shares outstanding — Basic	21,020	21,020	20,317	20,317
Weighted average shares outstanding — Diluted	21,031	21,350	20,327	20,581

Earnings per common share — Basic	$1.62	$1.67	$1.25	$1.29
Earnings per common share — Diluted	$1.62	$1.64	$1.25	$1.27

The following table presents the effect the adoption of ASC 260 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for the six months ended April 30, 2010 and 2009.

	For the six months ended
	April 30, 2010		April 30, 2009
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income	$50,904	$50,904	$19,467	$19,467
Distributed and undistributed (earnings) to unvested restricted stock	(1,428)	0	(506)	0

Distributed and undistributed earnings to common shareholders — Basic	$49,476	$50,904	$18,961	$19,467

Weighted average shares outstanding — Basic	20,690	20,690	20,306	20,306
Weighted average shares outstanding — Diluted	20,701	21,047	20,316	20,577

Earnings per common share — Basic	$2.39	$2.46	$0.93	$0.96
Earnings per common share — Diluted	$2.39	$2.42	$0.93	$0.95
NOTE 5—PUBLIC OFFERING
     On April 7, 2010 the Company announced that it had sold 2,300,000 shares of common stock in a public offering at a price of $53.00 per share resulting in net proceeds of approximately $115.5 million after deducting the underwriting discount and offering expenses. The net proceeds are reflected in the common stock and additional paid-in capital accounts of the Company’s condensed consolidated balance sheet at April 30, 2010. During April, 2010 the Company used $40.0 million of the proceeds to repay all outstanding draws on its revolving line of credit and will use the remaining funds, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina, and a potential new big bird poultry complex to be located near Goldsboro, North Carolina. Pending such uses, the remaining proceeds will be invested in cash and cash equivalents or may be used as working capital and for general corporate purposes.
NOTE 6—NEW ACCOUNTING PRONOUNCEMENTS
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
NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	April 30, 2010		October 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Total Debt (in millions)	$68	$64	$109	$104

NOTE 8— OTHER MATTERS
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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended April 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 21, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
May 25, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2009.
This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to those discussed under “Risk Factors” in the Company’s latest Annual Report on Form 10-K and its latest quarterly report on Form 10-Q, and the following:
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
On March 29, 2010 the Company announced that it had commenced an underwritten registered public offering of 2,000,000 shares of its common stock. In connection with this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any. On April 7, 2010 the Company announced the closing of its underwritten registered public offering of 2,300,000 shares of its common stock, including 300,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The offering price to the public was $53.00 per share. The Company also announced that it intends to use the net proceeds from the offering, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina, and a potential new big bird poultry complex to be located near Goldsboro, North Carolina. Pending such uses, net proceeds from the offering were used to reduce indebtedness and to invest in cash and cash equivalents. The Company may use some of the invested proceeds as working capital and for general corporate purposes.
EXECUTIVE OVERVIEW OF RESULTS
While neither the Company’s net sales price nor feed cost per pound changed significantly during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, the Company’s margins improved as a result of the additional pounds of poultry products sold, which allowed the Company to reduce its non-feed related costs by 2.2 cents per pound of poultry products sold. During the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 the Company’s margins improved primarily as a result of higher overall market prices for poultry products and additional pounds of poultry products sold. The Company believes overall market prices for poultry products during the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 have improved due more from the tightening of the supply of poultry products than an improvement in demand from consumers. However, demand for fresh chicken in the retail grocery store market has remained strong, and certain food service companies have reported modest improvement in restaurant traffic during April and into May of 2010. While the Company is encouraged by the recent improvement in the average Georgia Dock price for whole birds and Urner Barry market prices for boneless breast meat, the Company believes that demand for chicken products in food service markets will remain soft until overall economic conditions in the United States improve and employment numbers move higher. In addition to improved poultry markets, the average cost of feed in broiler flocks sold during the first half of fiscal 2010 as compared to the same period a year ago decreased $.0052 per pound, or 1.8%. Feed grain market prices remain relatively high versus historical averages, but market prices have decreased from January highs following the USDA’s crop estimates issued January 12, 2010. While the Company has not priced all of its grain needs for the balance of the fiscal year, had we priced those needs at May 21, 2010 market prices, feed grain costs, including the additional grain needed during fiscal 2010, would be approximately $14 million lower during fiscal 2010 as compared to fiscal 2009.
RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal 2010 were $487.1 million as compared to $426.8 million for the second quarter of fiscal 2009, an increase of $60.3 million or 14.1%. Net sales of poultry products for the second quarter of fiscal 2010 and fiscal 2009 were $456.8 million and $392.6 million, respectively, an increase of $64.2 million or 16.3%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 16.4%, from 575.3 million pounds during the second quarter of fiscal 2009 to 669.9 million pounds during the second quarter of fiscal 2010. The increase in the pounds of poultry products sold resulted from an increase in the number of chickens processed of 6.9% and an increase in the average live weight of chickens sold of 6.6% during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. During the second quarter of fiscal 2009 the Company operated below actual capacity in response to weak demand from food service customers. Overall market prices for poultry products were flat during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. Urner Barry market prices for bulk leg quarters were flat during the second quarter of fiscal 2010 as compared to the same period during fiscal 2009. While Urner Barry market prices for boneless breast meat were 8.6% higher, tenders and jumbo wings decreased 7.9% and 5.8%, respectively. In addition, a simple average of the Georgia dock prices for whole birds reflected a decrease of 2.0% during the second quarter of fiscal 2010 as compared to the same period a year ago. Net sales of prepared chicken products for the three months ended April 30, 2010 and 2009 were $30.3 million and $34.2 million, respectively, or a decrease of 11.2%. This decrease was the result of a decrease of 9.4% in the pounds of prepared chicken products sold and a decrease in the average sales price of 2.0%. Pounds of prepared chicken products sold decreased from 16.8 million pounds during the second quarter of fiscal 2009 to 15.2 million pounds during the second quarter of fiscal 2010.
Net sales for the first half of fiscal 2010 were $907.2 million as compared to $815.6 million for the first half of fiscal 2009, an increase of $91.6 million or 11.2%. Net sales for poultry products during the first six months of fiscal 2010 were $848.3 million as compared to $753.3 million during the first six months of fiscal 2009, an increase of $94.9 million or 12.6%. The increase in net sales of poultry products resulted from an increases in both the pounds of poultry products sold and the average sales price of poultry products sold of 6.2% and 6.0%, respectively. The Company sold 1.25 billion pounds of poultry products during the first half of fiscal 2010, up from 1.18 billion pounds during the first half of fiscal 2009. During the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 the Company increased the average live weight of chickens processed by 5.6%, and increased the number of chickens processed by 2.8%. During the first six months of fiscal 2009 the Company had a planned decrease in the number and average live weight of chickens in response to weak demand from food service customers. Overall market prices for poultry products improved during the six months ended April 30, 2010 as compared to the six months ended April 30, 2009 as reflected by increases in the average Urner Barry market prices for boneless breast, jumbo wings and leg quarters of 7.5%, 12.9% and 5.3%, respectively. These improvements were somewhat offset by a 3.2% decline in the average market price for chicken tenders and a 3.7% decline in the average Georgia Dock price for whole chickens. Net sales of prepared chicken products sold during the six months ended April 30, 2010 were $59.0 million as compared to $62.3 million during the six months ended April 30, 2009, a decrease of $3.3 million or 5.4%. This was the result of a decrease in the pounds of prepared chicken products sold from 30.9 million pounds during the first half of fiscal 2009 to 29.2 million during the first half of fiscal 2010.
Cost of sales for the three months ended April 30, 2010 were $412.1 million as compared to $370.8 million during the three months ended April 30, 2009, an increase of $41.3 million or 11.2%. Cost of sales of poultry products sold during the three months ended April 30, 2010 were $385.1 million as compared to $340.5 million for the three months ended April 30, 2009, an increase of $44.6 million or 13.1%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in the pounds of poultry products sold of 16.4% partially offset by improved efficiencies directly resulting from the additional pounds of poultry products sold during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.

Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	Second Quarter 2010		Second Quarter 2009		Incr/(Decr)	Incr/(Decr)	% Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Feed in broiler flocks sold	$183,432	$0.2738	$154,811	$0.2691	$28,621	$0.0047	18.49%	1.75%
All other cost of sales	$201,693	$0.3011	$185,695	$0.3228	$15,998	$(0.0217)	8.62%	(6.72)%

Total poultry cost of sales	$385,125	$0.5749	$340,506	$0.5918	$44,619	$(0.0169)	13.10%	(2.86)%

Poultry Pounds Sold	669,922		575,343
The cost of feed in broiler flocks sold during the second quarter of fiscal 2010 as compared to the same quarter a year ago increased by $28.6 million or $.0047 per pound. Excluding feed in broiler flocks sold, all other costs of sales of poultry products increased $16.0 million or decreased 2.17 cents per pound of poultry products sold and reflects improved efficiencies during the second quarter of fiscal 2010. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. Costs of sales of the Company’s prepared chicken products were $27.0 million as compared to $30.3 million during fiscal 2009, a decrease of $3.3 million or 10.9%.
Cost of sales for the six months ended April 30, 2010 were $790.2 million as compared to $754.7 million during the six months ended April 30, 2009, a decrease of $35.5 million or 4.7%. Cost of sales of poultry products sold during the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 were $737.8 million and $699.3 million, respectively, an increase of $38.4 million or 5.5%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in the pounds of poultry products sold of 6.2% offset by a decrease in feed costs per pound of 1.8%.
Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	First Half 2010		First Half 2009		Incr/(Decr)		% Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Feed in broiler flocks sold	$348,888	$0.2782	$334,665	$0.2834	$14,223	$(0.0052)	4.25%	(1.83)%
All other cost of sales	$388,865	$0.3101	$364,654	$0.3088	$24,211	$0.0013	6.64%	0.42%

Total poultry cost of sales	$737,753	$0.5882	$699,319	$0.5922	$38,434	$(0.0040)	5.50%	(0.68)%

Poultry Pounds Sold	1,254,177		1,180,907
The average cost of feed in broiler flocks sold during the first six months of fiscal 2010 as compared to the same period a year ago increased $14.2 million or decreased $.0052 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $24.2 million or $0.0013 per pound of poultry products sold. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. Costs of sales of the Company’s prepared chicken products were $52.4 million as compared to $55.4 million during fiscal 2009, a decrease of $3.0 million or 5.4%.
Selling, general and administrative costs for the three months ended April 30, 2010 and April 30, 2009 were $19.3 million and $12.9 million, an increase of $6.4 million. Selling, general and administrative costs for the six months ended April 30, 2010 and April 30, 2009 were $35.6 million and $24.8 million, an increase of $10.8 million. The increase in selling, general and administrative costs during the second quarter and first half of fiscal 2010 as compared to the same periods during fiscal 2009 resulted from an accrual of $3.3 million during the second quarter of fiscal 2010 towards a contribution to the Company’s Employee Stock Ownership Plan, additional charges related to the Company’s stock compensation plan, as described in note 3 above, and additional administrative charges including $1.1 million related to the start up of the new Kinston and Lenoir County, North Carolina poultry complex. The Company expects start up cost to be $2.5 million during the second half fiscal 2010. All start up costs will be recorded as administrative costs until the plant begins operations, which is scheduled to begin during the first quarter of fiscal 2011.
Operating income for the second quarter of fiscal 2010 was $55.7 million as compared to an operating income of $43.1 million for the second quarter of fiscal 2009, an improvement of $12.6 million or 29.2%. The improvement in operating income during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 resulted from the Company’s ability to drive additional margins through an increase in the pounds of poultry products sold of 16.4% and improved efficiencies directly related to the additional volume. Operating income for the first six months of fiscal 2010 was $81.4 million as compared to an operating income of $36.2 million for the first six months of 2009, an improvement of $45.2 million. This improvement in the Company’s operating income resulted primarily from the overall improvement in market prices of poultry products during the first six months of fiscal 2010 as compared to the same period during fiscal 2009 and increased profitability due to the additional pounds of poultry products sold, as described above.
Interest expense during the three and six months ended April 30, 2010 were $1.2 million and $2.3 million, respectively, as compared to $2.5 million and $5.7 million for the three and six months ended April 30, 2009, respectively. The decrease in interest expense during fiscal 2010 as compared to fiscal 2009 resulted from lower average outstanding debt and lower interest rates. During the first six months of fiscal 2010 the Company capitalized $109,000 in interest cost to construction of the new complex in Kinston and Lenoir County, North Carolina.
The Company did not capitalize any interest cost during the first six months of fiscal 2009.
The Company’s effective tax rate during the three and six months ended April 30, 2010 was 35.7% and differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and state tax credits. The Company’s effective tax rate during the three and six months ended April 30, 2009 was 35.5% and 36.1%, respectively and differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and tax credits available as a result of Hurricane Katrina and state credits unrelated to the hurricane. The federal tax credits related to Hurricane Katrina expired on August 29, 2009, and unless Congress extends the credit, the Company will not benefit from such credits during fiscal 2010. Assuming the Katrina credits are not extended, the Company expects its effective tax rate to be approximately 35.7% for the remainder of fiscal 2010.
Net income for the three and six months ended April 30, 2010 was $35.1 million or $1.62 per share and $50.9 million or $2.39 per share, respectively. Net income for the three months and six months ended April 30, 2009 was $26.2 million or $1.25 per share and $19.5 million or $0.93 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital at April 30, 2010 was $251.5 million and its current ratio was 3.8 to 1. The Company’s working capital and current ratio at October 31, 2009 was $162.7 million and 3.1 to 1. The improvement in the Company’s working capital and current ratio at April 30, 2010 as compared to October 31, 2009 resulted from the secondary stock offering during the second quarter of fiscal 2010. On April 7, 2010, the Company sold 2.3 million shares of its common stock at $53.00 per share, resulting in net proceeds of $115.5 million. The Company’s principal sources of liquidity include cash from operations and borrowings under the Company’s $300.0 million revolving credit facility with nine banks. At April 30, 2010, the Company had $290.0 million available, if needed, under this revolving credit facility.
Cash flows provided by operating activities during the first half of fiscal 2010 and fiscal 2009 were $73.3 million and $71.5 million, respectively. Cash provided from operations resulted from overall higher market prices for poultry products and revenue generated from additional pounds of poultry products sold during the first half of fiscal 2010 as compared to the first half of fiscal 2009, which resulted in increased cash received from customers of $82.4 million. This increase in cash received from customers during the first half of fiscal 2010 compared to fiscal 2009 was primarily offset by bonuses earned during fiscal 2009 and paid during fiscal 2010 and income tax refunds received during fiscal 2009.
Cash flows used in investing activities during the first half of fiscal 2010 and 2009 were $55.6 million and $11.4 million, respectively. The Company’s capital expenditures during the first half of fiscal 2010 were $55.7 million and included $35.2 million for construction of the Company’s new Kinston and Lenoir County, North Carolina complex. During the first half of fiscal 2009, the Company spent approximately $11.5 million on planned capital projects.

Excluding the Kinston and Lenoir County complex under construction, the Company’s capital expenditures during the first six months of fiscal 2010 were $20.5 million.
Cash flows provided by (used in) financing activities during the first half of fiscal 2010 and 2009 were $71.4 million and ($28.2) million, respectively. On April 7, 2010 the Company sold 2.3 million shares of its common stock at $53.00 per share resulting in net proceeds from the secondary offering of $115.5 million. The Company used $40.0 million of the proceeds from the sale of the stock to pay off the outstanding draws under its revolving credit facility, with the remaining proceeds of $75.5 million to be used to finance a portion of the construction of its new retail poultry complex in Kinston, North Carolina, a potential new big bird poultry complex to be located near Goldsboro, North Carolina, and other corporate purposes.
The Company’s capital budget at April 30, 2010 is approximately $139.8 million and will be funded by $97.2 million cash on hand at April 30, 2010, internally generated working capital, cash flows from operations and , as needed, draws under the Company’s revolving credit facility. The Company had $290 million available under the revolving line of credit at April 30, 2010. The fiscal 2010 capital budget includes approximately $107.4 million for construction of the poultry complex in Kinston, North Carolina. Excluding the complex in North Carolina, the Company’s capital budget for fiscal 2010 would be $32.4 million.
On March 29, 2010 the Company announced that it had commenced an underwritten registered public offering of 2,000,000 shares of its common stock. In connection with this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any. On April 7, 2010 the Company announced the closing of its underwritten registered public offering of 2,300,000 shares of its common stock, including 300,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The offering price to the public was $53.00 per share. The Company also announced the Company intends to use the net proceeds from the offering, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina, and a potential new big bird poultry complex to be located near Goldsboro, North Carolina. Pending such uses, net proceeds from the offering were used to reduce indebtedness and to invest in cash and cash equivalents. The Company may use some of the invested proceeds as working capital and for general corporate purposes.
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
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. As of April 30, 2010 the Company has no outstanding borrowings under the revolving credit facility, but the Company does have $10.0 million outstanding letters of credit under the credit facility.
On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued. The Company sold 2.3 million shares of its common stock pursuant to this registration statement on April 7, 2010 at $53.00 per share.

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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2010. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.
Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken.
     Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken, and, to a lesser extent, alternative proteins. These prices are determined by supply and demand factors, and supply and demand factors in respect of feed ingredients and chicken may not correlate. For example, grain prices during 2009 were relatively high, while prices for chicken products did not increase proportionally. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.
     Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use. In particular, global weather patterns, including adverse weather conditions that may result from climate change, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural and energy policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. More recently, demand for corn from ethanol producers has resulted in sharply higher costs for corn and other grains.
     Increases in the prices of feed ingredients will result in increases in raw material costs and operating costs. Because prices for our products are related to the commodity prices of chickens, which depend on the supply and demand dynamics of fresh chicken, we typically are not able to increase our product prices to offset these increased grain costs. We periodically enter into contracts to purchase feed ingredients at current prices for future delivery to manage our feed ingredient costs. This practice could reduce, but does not eliminate, the risk of increased operating costs from commodity price increases. In addition, if we are unsuccessful in our grain buying strategy, we could actually pay a higher cost for feed ingredients than we would if we purchased at current prices for current delivery.
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
     For example, for the fiscal year ended October 31, 2008, we recorded a charge of $35 million to lower the value of live broiler inventories on hand at that date from cost to estimated market value because the estimated market price for the products to be produced from those live chickens when sold was estimated to be below the estimated cost to grow, process and distribute those chickens. Market conditions improved during the first fiscal quarter ended January 31, 2009 such that the estimated market price of the products to be produced from our live broiler inventories on January 31, 2009 was higher than the estimated cost to grow, process and distribute those chickens and, accordingly, we recorded our live broiler inventories on January 31, 2009 at cost. The $35 million adjustment to inventory on October 31, 2008 effectively absorbed into fiscal 2008 a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the first quarter of fiscal 2009, thereby benefitting fiscal 2009. Any similar adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations.
Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations.
     We take reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. Nevertheless, events beyond our control, such as the outbreak of avian disease, even if it does not affect our flocks, could significantly restrict our ability to conduct our operations or our sales. An outbreak of disease could result in governmental restrictions on the import and export of fresh and frozen chicken, including our fresh and frozen chicken products, or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects. In addition, world-wide fears about avian disease, such as avian influenza, have, in the past, depressed demand for fresh chicken, which adversely impacted our sales.
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
     Although the highly pathogenic Asian strain of AI has not been identified in North America, there have been outbreaks of both low and high pathogenic strains of avian influenza in North America, including in the U.S. in

2002 and 2004 and in Mexico in past years, including 2005. In addition, low pathogenic strains of the AI virus were detected in wild birds in the United States in 2006. Although these outbreaks have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic Asian strain, they have nevertheless impacted our sales. Accordingly, even if the Asian strain does not spread to North America, we cannot assure you that it will not materially adversely affect domestic or international demand for poultry produced in North America, and, if it were to spread to North America, we cannot assure you that it would not significantly affect our operations or the demand for our products, in each case in a manner having a material adverse effect on our business, reputation or prospects.
A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.
     Nearly all of our customers are based in the United States, but some of our customers resell frozen poultry products in the export markets. Our chicken products are sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 10% of our sales in fiscal 2009 were to export markets, including $47.8 million to Russia and $53.2 million to China. Any disruption to the export markets, such as trade embargos, import bans, duties or quotas could materially impact our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.
     On January 19, 2010, Russia banned imports of U.S. poultry, citing its concerns about the U.S. practice of treating poultry meat with chlorinated water during processing. On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China raised the duties on U.S. chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. Since the imposition of the Russian embargo and the Chinese duty, we and our customers who resell our frozen chicken products in Russia and China have been able to sell those products in alternative markets without a significant price disadvantage. However, this could create an oversupply of chicken in those alternative markets and could cause poultry prices in those alternative markets to decline precipitously, which would adversely affect our results of operations. While we have not seen a significant reduction in demand from our customers who resell or previously resold our frozen chicken products in China, and have not therefore experienced a decline in our revenue or profits from those customers, there is limited demand outside China for the product that our customers resell there, so if an oversupply in alternative markets occurs, our customers may be forced to resell those products in China and pay the applicable duty. This would lower their return and the price they would be willing to pay us, reducing our revenues and profits. In the case of products normally sold to Russia, if an oversupply of those products occurs in alternative markets, we and other producers may seek to sell some of those products in the United States, which could cause U.S. poultry prices to decline, further adversely affecting our results of operations. We cannot assure you whether the Russian government will lift the embargo, or, if they do lift it, when that might happen. Similarly, we do not know whether or when China might lift the anti-dumping duty.
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
     Competitive factors vary by major markets. In the food service market, competition is based on consistent quality, product development, service and price. In the U.S. retail grocery market, we believe that competition is based on product quality, brand awareness, price and customer service. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry industry.
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
     Extreme weather in the Gulf South region where we operate, such as excessive heat, hurricanes or other storms, could impair the health or growth of our flocks or interfere with our hatching, production or shipping operations. Some scientists believe that climate change could increase the frequency and severity of adverse weather events. Extreme weather, regardless of its cause, could affect our business due to power outages; fuel shortages; damage to infrastructure from powerful winds, rising water or extreme temperatures; disruption of shipping channels; less efficient or non-routine operating practices necessitated by adverse weather or increased costs of insurance coverages in the aftermath of such events, among other things. Any of these factors could materially and adversely affect our results of operations. We may not be able to recover through insurance all of the damages, losses or costs that may result from weather events, including those that may be caused by climate change.
We rely heavily on the services of key personnel.
     We depend substantially on the leadership of a small number of executive officers and other key employees. We have employment agreements with only three of these persons (our Chairman of the Board and Chief Executive Officer, our President and Chief Operating Officer, and our Treasurer and Chief Financial Officer), and those with whom we have no agreement would not be bound by non-competition agreements or non-solicitation agreements if they were to leave us. The loss of the services of these persons could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to attract, retain and train the new management personnel we need for our new complexes, or do so at the pace necessary to sustain our significant company growth.

We depend on the availability of, and good relations with, our employees and contract growers.
     We have approximately 9,965 employees, approximately 34.7% of which are covered by collective bargaining agreements. In addition, we contract with over 750 independent farms in Mississippi, Texas and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our potential new poultry complex to be located near Goldsboro, North Carolina, our production operations could be negatively impacted.
Immigration legislation and enforcement may affect our ability to hire hourly workers.
     Immigration reform continues to attract significant attention in the public arena and the United States Congress. If new immigration legislation is enacted at the federal level or in states in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only United States citizens and/or persons legally authorized to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business. Officials with the Bureau of Immigration and Customs Enforcement have informally indicated an intent to focus their enforcement efforts on red meat and poultry processors.
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
     The poultry industry is subject to federal, state, local and foreign governmental regulation relating to the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food products including, but not limited to, regulations by the Federal Food and Drug Administration, the United States Department of Agriculture, the Occupational Safety and Health Administration and corresponding state agencies. While compliance with existing regulations has not had a material adverse effect on our earnings or competitive position, unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and civil remedies, including fines, injunctions and recalls of our products. Our operations and those of our growers are also subject to extensive and increasingly stringent environmental regulation, which pertains, among other things, to the discharge of materials into the environment, odor and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.
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
Anti-takeover provisions in our charter and by-laws, as well as certain provisions of Mississippi law, may make it difficult for anyone to acquire us without approval of our board of directors.
     Our articles of incorporation and by-laws contain provisions that may discourage attempts to acquire control of our company without the approval of our board of directors. These provisions, among others, include a classified board of directors, advance notification requirements for stockholders to nominate persons for election to the board and to make stockholder proposals, and special stockholder voting requirements. These measures, and any others we may adopt in the future, as well as applicable provisions of Mississippi law, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control of our company, and as a result, may adversely affect the marketability and market price of our common stock.
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
The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties.
     In August 2009, we began construction of a poultry complex in Kinston, North Carolina. The budget for the project is approximately $121.4 million. We expect initial operation of the new complex to begin during the first quarter of fiscal 2011. In connection with this offering, we have announced plans for a potential new poultry complex to be located near Goldsboro, North Carolina, subject to our obtaining an acceptable economic incentive package from the State of North Carolina and the local government. We expect to begin construction of the complex in the second quarter of fiscal 2011 and expect to begin operations in the third quarter of fiscal 2012. Our ability to complete construction of these plants on a timely basis and within budget is subject to a number of risks and uncertainties described below. Once constructed and in operation, the Kinston complex and the potential Goldsboro complex may not generate the benefits we expect if demand for the products to be produced by them is different from what we expect.
     In order to begin construction of a new Goldsboro facility, we will need to take a significant number of steps and obtain a number of approvals, none of which we can assure you will be obtained. In particular:
•	we will need to identify a site and purchase or lease such site;

•	we will need to obtain the consent of the lenders under our revolving credit facility to increase the limit in that facility on our capital expenditures, which would not currently provide us sufficient capacity to begin construction of our new Goldsboro complex;

•	we will need to obtain a number of licenses and permits; and

•	we will need to enter into construction contracts.
     Additionally, we must attract and enter into contracts with a sufficient number of growers for both North Carolina complexes, and our growers must obtain financing on reasonable terms. If we are unable to identify a site for the new Goldsboro complex, obtain the necessary licenses and permits for our Goldsboro complex, proceed with or complete construction of both complexes as planned, attract growers or achieve the expected benefits of these new facilities, our business could be negatively impacted.
     We cannot assure you that we will be able to complete such steps on a timely basis, or at all, or on terms that are reasonable or consistent with our expectations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During its first fiscal quarter, the company repurchased shares of its common stock as follows:

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs
February 1, 2010 — February 28, 2010	9,839	$49.87	9,839	961,638
March 1, 2010 — March 31, 2010	1,031	$53.61	1,031	960,607
April 1, 2010 — April 30, 2010	5,955	$56.67	5,955	954,652
Total	16,825	$52.50	16,825	954,652

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On October 22, 2009, the Company announced that its Board of Directors expanded its stock repurchase program to cover the repurchase of up to 1 million shares. The Company had previously announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 45,348 shares as of April 30, 2010 under the authorized stock repurchase program.
Item 5. Other Information.
     At the 2010 Annual Meeting of Shareholders of Sanderson Farms, Inc., held February 18, 2010, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2013 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

			ABSTENTIONS
			AND BROKER
NAME	FOR	WITHHELD	NON-VOTES
Fred Banks, Jr.	16,521,082	361,314	1,825,774
Toni D. Cooley	16,716,806	165,590	1,825,774
Robert C. Khayat	16,715,242	167,154	1,825,774
Dianne Mooney	16,709,944	172,452	1,825,774
Gail Jones Pittman	16,709,340	173,056	1,825,774
     By a vote of 18,384,638 for, 316,703 against, and 6,829 abstaining, the shareholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending October 31, 2010.

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

SANDERSON FARMS, INC. (Registrant)
Date: May 25, 2010	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 25, 2010	By:	/s/ James A. Grimes
Secretary, Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.