Form 10-Q
period 2010-07-31
SANDERSON FARMS INC
filed 2010-08-23
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,738,395 shares outstanding as of July 31, 2010.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2010	2009
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$102,698	$8,194
Accounts receivable, net	74,200	68,461
Inventories	153,970	140,521
Refundable income taxes	0	1,567
Deferred income taxes	2,230	2,866
Prepaid expenses and other current assets	22,585	18,428

Total current assets	355,683	240,037
Property, plant and equipment	838,194	740,587
Less accumulated depreciation	(378,615)	(347,459)

	459,579	393,128
Other assets	3,129	3,011

Total assets	$818,391	$636,176

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$102,047	$76,352
Current maturities of long-term debt	991	1,022

Total current liabilities	103,038	77,374
Long-term debt, less current maturities	62,646	103,123
Claims payable	2,100	2,600
Deferred income taxes	21,755	22,371
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 22,738,395 and 20,333,637 at July 31, 2010 and October 31, 2009, respectively	22,738	20,334
Paid-in capital	153,828	35,143
Retained earnings	452,286	375,231

Total stockholders’ equity	628,852	430,708

Total liabilities and stockholders’ equity	$818,391	$636,176

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	(in thousands, except per share amounts)
	2010	2009	2010	2009
Net sales	$489,096	$504,846	$1,396,320	$1,320,489
Cost and expenses:
Cost of sales	409,841	413,821	1,199,994	1,168,507
Selling, general and administrative	24,899	21,514	60,536	46,312

	434,740	435,335	1,260,530	1,214,819

OPERATING INCOME	54,356	69,511	135,790	105,670
Other income (expense):
Interest income	34	8	50	19
Interest expense	(277)	(2,038)	(2,570)	(7,738)
Other	5	5	12	2

	(238)	(2,025)	(2,508)	(7,717)

INCOME BEFORE INCOME TAXES	54,118	67,486	133,282	97,953

Income tax expense	18,002	24,438	46,262	35,438

NET INCOME	$36,116	$43,048	$87,020	$62,515

Earnings per share:
Basic	$1.55	$2.06	$3.96	$3.00

Diluted	$1.55	$2.06	$3.96	$3.00

Dividends per share	$0.15	$0.14	$0.45	$0.42

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,
	2010	2009
	(In thousands)
Operating activities
Net income	$87,020	$62,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,771	32,661
Non-cash stock compensation	6,506	3,307
Deferred income taxes	20	374
Provision for losses on accounts receivable	0	16,515
Change in assets and liabilities:
Accounts receivable, net	(5,739)	(4,071)
Refundable income taxes	1,567	31,033
Inventories	(13,449)	(13,124)
Prepaid expenses and other assets	(4,125)	(6,729)
Accounts payable, accrued expenses and other liabilities	21,697	20,497

Total adjustments	39,248	80,463

Net cash provided by operating activities	126,268	142,978

Investing activities
Capital expenditures	(99,403)	(15,887)
Net proceeds from sale of property and equipment	31	156

Net cash used in investing activities	(99,372)	(15,731)

Financing activities
Principal payments on long-term debt	(508)	(604)
Net repayments from revolving line of credit	(40,000)	(92,051)
Net proceeds from secondary offering of common stock	115,193	0
Net proceeds (payments) from exercise of stock options and vesting of restricted stock	(610)	367
Tax benefit on exercised stock options	180	0
Dividends paid	(6,647)	(5,847)

Net cash provided by (used in) financing activities	67,608	(98,135)

Net change in cash and cash equivalents	94,504	29,112
Cash and cash equivalents at beginning of period	8,194	4,261

Cash and cash equivalents at end of period	$102,698	$33,373

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,498)	$(2,926)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2010
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	July 31,	October 31,
	2010	2009
	(In thousands)
Live poultry-broilers and breeders	$96,271	$88,054
Feed, eggs and other	21,907	20,637
Processed poultry	23,062	20,768
Processed food	7,280	6,796
Packaging materials	5,450	4,266

	$153,970	$140,521

Inventories of live poultry were higher at July 31, 2010 as compared to October 31, 2009. This increase is the result of normal inventory reductions at October 31, 2009 in anticipation of the holiday season when demand for chicken is historically at its lowest point in the year.
The increase in inventory of processed poultry resulted primarily from additional units of export product in inventory at July 31, 2010 as compared to October 31, 2009, which resulted from the timing of export sales.
NOTE 3—STOCK AND INCENTIVE COMPENSATION PLANS
Refer to Note 8 of the Company’s October 31, 2009 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the nine months ended July 31, 2010 and July 31, 2009 was $6,506,000 and $3,307,000, respectively, and is detailed below. The Company also expensed $13.4 million and $9.8 million during the third quarter of fiscal 2010 and fiscal 2009, respectively, related to the Company’s Bonus Award Program. No similar expense was recorded during the second fiscal quarter of either year.
During the nine months ended July 31, 2010, participants in the Company’s Management Share Purchase Plan purchased a total of 18,167 shares of restricted stock at an average price of $47.05 per share and the Company issued 4,475 matching restricted shares. During the nine months ended July 31, 2010 and 2009 the Company recorded compensation cost, included in the total stock based compensation expense above, of $211,000 and $152,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2009, the Company entered into performance share agreements that grant certain officers and key employees the right to receive an aggregate target number of 70,000 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2008 and 2009. The aggregate target number of shares specified in performance share agreements outstanding as of July 31, 2010 totaled 186,342. The Company recorded compensation cost, included in the total stock based compensation expense above, of $3,076,000 and $434,000 during the nine months ended July 31, 2010 and July 31, 2009, respectively, related to the performance share agreements entered into during 2008 and 2009. No compensation cost has been recorded for the performance share agreements entered into in fiscal 2010.
Also on November 1, 2009 the Company granted an aggregate of 70,000 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $36.80 per share and vests four years from the date of the grant. On December 21, 2009, the Company granted 31,850 shares of restricted stock to key management employees. The restricted stock had a grant date fair value of $41.94 per share with 50% of the shares vesting immediately on December 21, 2009 and the remaining 50% of shares vesting one year later on December 21, 2010. On February 19, 2010, the Company granted 25,300 shares of restricted stock to its non-employee directors. The restricted stock had a grant date fair value of $50.49 per share and vests one to three years from the date of grant. The Company also has non-vested restricted stock grants outstanding that were granted during the five previous fiscal years with certain officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2010 under all restricted stock grants totaled 496,015. During the nine months ended July 31, 2010 and 2009 the Company recorded compensation cost, included in the total stock based compensation expense above, of $3,219,000 and $2,721,000, respectively, related to restricted stock grants.
NOTE 4 — EARNINGS PER SHARE
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF No. 03-6-1, codified in ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260 clarifies that share-based payment awards entitling holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective November 1, 2009, these awards are now included in the calculation of basic earnings per share under the two-class method, a change that reduces both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the new requirements. Previously, the Company included unvested share payment awards in the calculation of diluted earnings per share under the treasury stock method. The adoption of ASC 260 had no effect on the Company’s retained earnings or other components of equity.
The following table presents the effect the adoption of ASC 260 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for the three months ended July 31, 2010 and 2009.

	For the three months ended
	July 31, 2010		July 31, 2009
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income	$36,116	$36,116	$43,048	$43,048
Distributed and undistributed (earnings) to unvested restricted stock	(908)	0	(1,171)	0

Distributed and undistributed earnings to common shareholders — Basic	$35,208	$36,116	$41,877	$43,048

Weighted average shares outstanding — Basic	22,730	22,730	20,326	20,326
Weighted average shares outstanding — Diluted	22,734	23,081	20,336	20,639

Earnings per common share — Basic	$1.55	$1.59	$2.06	$2.12
Earnings per common share — Diluted	$1.55	$1.56	$2.06	$2.09

The following table presents the effect the adoption of ASC 260 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for the nine months ended July 31, 2010 and 2009.

	For the nine months ended
	July 31, 2010		July 31, 2009
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income	$87,020	$87,020	$62,515	$62,515
Distributed and undistributed (earnings) to unvested restricted stock	(2,343)	0	(1,639)	0

Distributed and undistributed earnings to common shareholders — Basic	$84,677	$87,020	$60,876	$62,515

Weighted average shares outstanding — Basic	21,370	21,370	20,313	20,313
Weighted average shares outstanding — Diluted	21,378	21,725	20,323	20,598

Earnings per common share — Basic	$3.96	$4.07	$3.00	$3.08
Earnings per common share — Diluted	$3.96	$4.01	$3.00	$3.04
NOTE 5—PUBLIC OFFERING
On April 7, 2010 the Company announced that it had sold 2,300,000 shares of common stock in a public offering at a price of $53.00 per share resulting in net proceeds of approximately $115.2 million after deducting the underwriting discount and offering expenses. The net proceeds are reflected in the common stock and additional paid-in capital accounts of the Company’s condensed consolidated balance sheet at July 31, 2010. During April 2010 the Company used $40.0 million of the proceeds to repay all outstanding draws on its revolving line of credit and will use the remaining proceeds, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina, and a potential new big bird poultry complex to be located near Goldsboro, North Carolina. Pending such uses, the remaining proceeds will be invested in cash and cash equivalents or may be used as working capital and for general corporate purposes.
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
NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	July 31, 2010		October 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Total Debt (in millions)	$72	$64	$109	$104

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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended July 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
August 23, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2009.
This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, projections and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to those discussed under “Risk Factors” in this quarterly report and in the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, and the following:
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
(8) Disease outbreaks affecting the production performance and/or marketability of the Company’s poultry products, or the contamination of its products.
(9) Changes in the availability and cost of labor and growers.
(10) The loss of any of the Company’s major customers.
(11) Inclement weather that could hurt Company flocks or otherwise adversely affect its operations, or changes in global weather patterns that could impact the supply of feed grains.
(12) Failure to respond to changing consumer preferences.
(13) Failure to successfully and efficiently start up and run a new plant or integrate any business the Company might acquire.
Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this quarterly report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about the Company’s belief regarding future consumer demand for fresh chicken and future sales.
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
On March 29, 2010 the Company announced that it had commenced an underwritten registered public offering of 2,000,000 shares of its common stock. In connection with this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any. On April 7, 2010 the Company announced the closing of its underwritten registered public offering of 2,300,000 shares of its common stock, including the 300,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The offering price to the public was $53.00 per share. The Company also announced that it intends to use the net proceeds from the offering, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina, and a potential new big bird poultry complex to be located near Goldsboro, North Carolina. Pending such uses, net proceeds from the offering were used to reduce indebtedness and to invest in cash and cash equivalents. The Company may use some of the invested proceeds as working capital and for general corporate purposes.
EXECUTIVE OVERVIEW OF RESULTS
Overall market prices for poultry products were lower during the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009 resulting primarily from Russia’s ban on U.S. poultry products and tariffs imposed on chicken paws and wing tips by China. During the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009, the Company’s margins improved primarily as a result of higher overall market prices for poultry products and additional pounds of poultry products sold. The Company believes overall market prices for poultry products during the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 improved due more from the tightening of the supply of poultry products than an improvement in demand from consumers. While demand for all protein consumed away from home remains sluggish, demand for fresh chicken in the retail grocery store market has remained strong. While encouraged by the recent improvement in the average Georgia Dock price for whole birds and Urner Barry market prices for boneless breast meat, the Company believes that demand for chicken products in food service markets will remain soft until overall economic conditions in the United States improve and employment numbers move higher. In addition to improved poultry markets, the average cost of feed in broiler flocks sold during the first nine months of fiscal 2010 as compared to the same period a year ago decreased $0.0037 per pound, or 1.3%. Feed grain market prices remain relatively high versus historical averages, and have increased in recent weeks mostly due to drought conditions in Russia, and the resulting impact on supply of Russian grain. While the Company has not priced all of its grain needs for the balance of the fiscal year, had it priced those needs at August 20, 2010 market prices, cash feed grain prices would be approximately $2.9 million lower during fiscal 2010 as compared to fiscal 2009. Live costs and operating efficiencies were also impacted during the third fiscal quarter by extreme heat across our production areas. Heat negatively impacts live weights and the efficiency with which live birds convert feed to body weight, thereby reducing the number of pounds processed and sold from our targets.
RESULTS OF OPERATIONS
Net sales for the three months ended July 31, 2010 were $489.1 million as compared to $504.8 million for the three months ended July 31, 2009, a decrease of $15.7 million or 3.1%. Net sales of poultry products for the three months ended July 31, 2010 and 2009 were $456.5 million and $467.9 million, respectively, a decrease of $11.4 million or 2.4%. The decrease in net sales of poultry products resulted from a decrease in the average sales price of poultry products of 1.7% and a decrease in the pounds of poultry products sold of .8%, from 632.1 million pounds during the third quarter of fiscal 2009 to 627.4 million pounds during the third quarter of fiscal 2010. Although the Company processed 650.0 million pounds of poultry products during the third quarter of fiscal 2010 as compared to 632.6 million pounds during the third quarter of fiscal 2009, this did not result in an increase in the pounds of poultry products sold as the Company’s inventory of poultry products increased by approximately 20.0 million pounds due to the timing of export sales. The Company expects these additional pounds will be sold and invoiced during the fourth quarter of fiscal 2010 and result in the fourth quarter benefiting from more pounds sold than processed. Overall market prices for poultry products were lower during the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009. While Urner Barry market prices for boneless breast meat and tenders were 8.9% and 11. 3% higher, leg quarters and jumbo wings decreased 22.2% and 18.9%, respectively. In addition, a simple average of the Georgia dock prices for whole birds reflected a decrease of 1.0% during the third quarter of fiscal 2010 as compared to the same period a year ago. Net sales of prepared chicken products for the three months ended July 31, 2010 and 2009 were $32.6 million and $36.9 million, respectively, or a decrease of 11.8%. This decrease was the result of a decrease of 6.2% in the pounds of prepared chicken products sold and a decrease in the average sales price of 6.0%. Pounds of prepared chicken products sold decreased from 17.7 million pounds during the third quarter of fiscal 2009 to 16.6 million pounds during the third quarter of fiscal 2010.
Net sales for the nine months ended July 31, 2010 were $1,396.3 million as compared to $1,320.5 million for the same nine months of 2009, an increase of $75.8 million or 5.7%. Net sales of poultry products during the nine months ended July 31, 2010 were $1,304.8 million as compared to $1,221.2 million during the nine months ended July 31, 2009, an increase of $83.5 million or 6.8%. The increase in net sales of poultry products resulted from increases in both the pounds of poultry products sold and the average sales price of poultry products sold of 3.8% and 2.9%, respectively. The Company sold 1.88 billion pounds of poultry products during the nine months ended July 31, 2010, up from 1.81 billion pounds during the nine months ended July 31, 2009. During the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 the Company increased the average live weight of chickens processed by 4.2%, and increased the number of chickens processed by 2.3%. During the first nine months of fiscal 2009 the Company had a planned decrease in the number and average live weight of chickens in response to weak demand from food service customers. Overall market prices for poultry products improved during the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009 as reflected by increases in the average Urner Barry market prices for boneless breast, jumbo wings and tenders of 7.9%, 1.9% and 1.7%, respectively. These improvements were somewhat offset by a 6.4% decline in the average market price for bulk leg quarters and a 2.8% decline in the average Georgia Dock price for whole chickens. Net sales of prepared chicken products sold during the nine months ended July 31, 2010 were $91.5 million as compared to $99.2 million during the nine months ended July 31, 2009, a decrease of $7.7 million or 7.8%. This was the result of a decrease in the pounds of prepared chicken products sold from 48.5 million pounds sold during the first nine months of fiscal 2009 to 45.8 million pounds sold during the first nine months of fiscal 2010.
Cost of sales for the three months ended July 31, 2010 were $409.8 million as compared to $413.8 million during the three months ended July 31, 2009, a decrease of $4.0 million or 1.0%. Cost of sales of poultry products sold during the three months ended July 31, 2010 were $379.0 million as compared to $380.9 million for the three months ended July 31, 2009, a decrease of $1.9 million or 0.5%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted from a decrease in the cost of feed in broiler flocks sold during the three months ended July 31, 2010 as compared to the same three month period during fiscal 2009.

Poultry Cost of Sales
(In thousands, except per pound data)

	Third Quarter 2010		Third Quarter 2009		Incr/(Decr)	Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$173,357	$0.2763	$175,333	$0.2774	$ (1,976)	$(0.0011)
All other cost of sales	$205,652	$0.3278	$205,526	$0.3251	$126	$0.0027

Total poultry cost of sales	$379,009	$0.6041	$380,859	$0.6025	$ (1,850)	$0.0016

Poultry Pounds Sold	627,368		632,149
The cost of feed in broiler flocks sold during the third quarter of fiscal 2010 when compared to the same quarter a year ago decreased by $2.0 million or $0.0011 per pound. Excluding feed in broiler flocks sold, all other costs of sales of poultry products increased $126,000, or $0.0027 cents per pound of poultry products sold. These other costs of sales of poultry products include labor, contract grower pay, packaging , freight and certain fixed costs, among other costs. All other costs of sales also include bonuses accrued during the third quarter of fiscal 2010 and fiscal 2009 of $8.7 million and $6.3 million, respectively. Costs of sales of the Company’s prepared chicken products were $30.8 million as compared to $33.0 million during fiscal 2009, a decrease of $2.2 million or 6.5%.
Cost of sales for the nine months ended July 31, 2010 were $1,200.0 million as compared to $1,168.5 million during the nine months ended July 31, 2009, an increase of $31.5 million or 2.7%. Cost of sales of poultry products sold during the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 were $1,116.8 million and $1,080.2 million, respectively, an increase of $36.6 million or 3.4%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in the pounds of poultry products sold of 3.8% offset by a decrease in feed costs per pound of 1.3%.
Poultry Cost of Sales
(In thousands, per pound data)

	YTD 2010		YTD 2009		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$522,245	$0.2776	$509,995	$0.2813	$12,250	$(0.0037)
All other cost of sales	$594,517	$0.3160	$570,183	$0.3145	$24,334	$0.0015

Total poultry cost of sales	$1,116,762	$0.5935	$1,080,178	$0.5958	$36,584	$(0.0022)

Poultry Pounds Sold	1,881,545		1,813,056
The cost of feed in broiler flocks sold during the first nine months of fiscal 2010 as compared to the same period a year ago increased $12.3 million, but decreased $0.0037 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $24.3 million or $0.0015 per pound of poultry products sold. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. All other costs of sales also include bonuses accrued during the third quarter of fiscal 2010 and fiscal 2009 of $8.7 million and $6.3 million, respectively. Costs of sales of the Company’s prepared chicken products were $83.2 million as compared to $88.3 million during fiscal 2009, a decrease of $5.1 million or 5.8%.
Selling, general and administrative costs for the three months ended July 31, 2010 and July 31, 2009 were $24.9 million and $21.5 million, respectively, an increase of $3.4 million. Selling, general and administrative costs for the nine months ended July 31, 2010 and July 31, 2009 were $60.5 million and $46.3 million, an increase of $14.2 million. The following table includes the components of selling, general and administrative costs for the three and nine months ended July 31, 2010 and 2009.

	Selling, General and Administrative Cost (in thousands)
	Third Quarter		Year to Date
	2010	2009	2010	2009
	Dollars	Dollars	Dollars	Dollars

All other S,G & A	$12,287	$11,112	$37,223	$32,898

Start up expense	$1,602	$54	$2,737	$127

Trainee expense	$1,162	$607	$3,374	$1,674

Stock compensation expense	$2,452	$1,435	$6,506	$3,307

Bonus expense	$4,718	$3,506	$4,718	$3,506

ESOP expense	$2,678	$4,800	$5,978	$4,800

Total S,G & A	$24,899	$21,514	$60,536	$46,312

As illustrated in the table above, the increase in selling, general and administrative costs during the three and nine months ended July 31, 2010 as compared to the three and nine months ended July 31, 2009 resulted from increased accruals related to the Company’s Bonus Award and stock compensation plans and the Company’s Employee Stock Ownership Plan. In addition the Company incurred additional administrative costs related to the new Kinston and Lenoir County, North Carolina poultry complex. The Company expects start up cost and trainee cost to be $2.0 and $1.2 million, respectively, during the fourth quarter of fiscal 2010, as compared to $137,000 and $769,000 during the fourth quarter of fiscal 2009. All start up costs will be recorded as administrative costs until the plant begins operations, which is scheduled to begin during the first quarter of fiscal 2011.
Operating income for the third quarter of fiscal 2010 was $54.4 million as compared to operating income of $69.5 million for the third quarter of fiscal 2009, a decrease of $15.1 million or 21.7%. The lower operating income during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 resulted from overall lower market prices for poultry products and the timing of export sales, both impacted significantly by the Russian ban of United States poultry and the anti dumping tariffs imposed by China. Operating income for the first nine months of fiscal 2010 was $135.8 million as compared to operating income of $105.7 million for the first nine months of 2009, an improvement of $30.1 million. This improvement in the Company’s operating income resulted primarily from the overall improvement in market prices of poultry products during the first nine months of fiscal 2010 as compared to the same period during fiscal 2009, increased profitability due to the additional pounds of poultry products sold, as described above, and a decrease in the cost of corn.
Interest expense during the three and nine months ended July 31, 2010 were $277,000 and $2.6 million, respectively, as compared to $2.0 million and $7.7 million for the three and nine months ended July 31, 2009, respectively. The decrease in interest expense during fiscal 2010 as compared to fiscal 2009 resulted from lower average outstanding debt and approximately $1.0 million in interest cost capitalized during fiscal 2010 to the new complex under construction in Kinston and Lenoir County, North Carolina. The Company did not capitalize any interest cost during the first nine months of fiscal 2009.
The Company’s effective tax rate during the three and nine months ended July 31, 2010 was 33.3% and 34.7%, respectively, and differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and state tax credits. The Company’s effective tax rate during the three and nine months ended July 31, 2009 was 36.2% and differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes, tax credits available as a result of Hurricane Katrina and state credits unrelated to the hurricane. The federal tax credits related to Hurricane Katrina expired on August 29, 2009, and unless Congress extends the credit, the Company will not benefit from such credits during fiscal 2010. Assuming the Katrina credits are not extended, the Company expects its effective tax rate to be approximately 35.1% during the fourth quarter of fiscal 2010.

Net income for the three and nine months ended July 31, 2010 was $36.1 million or $1.55 per share and $87.0 million or $3.96 per share, respectively. Net income for the three months and nine months ended July 31, 2009 was $43.0 million or $2.06 per share and $62.5 million or $3.00 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital at July 31, 2010 was $252.6 million and its current ratio was 3.5 to 1. The Company’s working capital and current ratio at October 31, 2009 was $162.7 million and 3.1 to 1. The improvement in the Company’s working capital and current ratio at July 31, 2010 as compared to October 31, 2009 resulted from the secondary stock offering during the second quarter of fiscal 2010. On April 7, 2010, the Company sold 2.3 million shares of its common stock at $53.00 per share, resulting in net proceeds of $115.2 million. The Company’s principal sources of liquidity include cash from operations and borrowings under the Company’s $300.0 million revolving credit facility with nine banks. At July 31, 2010, the Company had $290.0 million available, if needed, under this revolving credit facility.
Cash flows provided by operating activities during the first nine months of fiscal 2010 and fiscal 2009 were $126.3 million and $143.0 million, respectively, a decrease of $16.7 million. The decrease in cash flows from operations of $16.7 million resulted from an increase in cash used for income taxes and 2009 bonuses paid in 2010. During fiscal 2009, the Company received refunds of prior year income taxes resulting from the fiscal 2008 net operating loss carryback.
Cash flows used in investing activities during the first nine months of fiscal 2010 and 2009 were $99.4 million and $15.7 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2010 were $99.4 million and included $68.1 million for construction of the Company’s new Kinston and Lenoir County, North Carolina complex. During the first nine months of fiscal 2009, the Company spent approximately $15.9 million on planned capital projects. Excluding the Kinston and Lenoir County complex under construction, the Company’s capital expenditures during the first nine months of fiscal 2010 were $31.3 million.
Cash flows provided by (used in) financing activities during the first nine months of fiscal 2010 and 2009 were $67.6 million and ($98.1) million, respectively. On April 7, 2010 the Company sold 2.3 million shares of its common stock at $53.00 per share resulting in net proceeds from the secondary offering of $115.2 million. The Company used $40.0 million of the proceeds from the sale of the stock to pay off the outstanding draws under its revolving credit facility, with the remaining proceeds of $75.2 million to be used to finance a portion of the construction of its new retail poultry complex in Kinston, North Carolina, a potential new big bird poultry complex to be located near Goldsboro, North Carolina, and other corporate purposes.
The Company’s capital budget at July 31, 2010 is approximately $145.5 million and will be funded by $102.7 million cash on hand at July 31, 2010, internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $290 million available under the revolving line of credit at July 31, 2010. The fiscal 2010 capital budget includes approximately $107.5 million for construction of the poultry complex in Kinston, North Carolina. Excluding the complex in North Carolina, the Company’s capital budget for fiscal 2010 would be $38.0 million.
On March 29, 2010 the Company announced that it had commenced an underwritten registered public offering of 2,000,000 shares of its common stock. In connection with this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any. On April 7, 2010 the Company announced the closing of its underwritten registered public offering of 2,300,000 shares of its common stock, including 300,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The offering price to the public was $53.00 per share. The Company also announced it intends to use the net proceeds from the offering, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina, and a potential new big bird poultry complex to be located near Goldsboro, North Carolina. Pending such uses, net proceeds from the offering were used to reduce indebtedness and to invest in cash and cash equivalents. The Company may use some of the invested proceeds as working capital and for general corporate purposes.
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
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. The credit remains unsecured and, unless extended, will expire on May 1, 2013. As of July 31, 2010 the Company has no outstanding borrowings under the revolving credit facility, but the Company does have $10.0 million outstanding letters of credit under the credit facility.
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
The Company generally will purchase feed ingredients for deferred delivery that typically ranges from one month to twelve months after the time of purchase. Once purchased, the Company can price its grain at market prices at any time prior to delivery of the grain. The grain purchases are made directly with our usual grain suppliers, which are companies in the regular business of supplying grain to end users, and do not involve options to purchase. The pricing of such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can price feed ingredients at levels that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to buy grain for deferred delivery and to price grain include:
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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2010. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     There have been no material changes from the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, other than the additional or revised risk factors set forth below:
     Failure of our information technology infrastructure or software could adversely affect our day-to-day operations and decision making processes and have an adverse affect on our performance.
     We depend on accurate and timely information and numerical data from key software applications to aid our day-to-day business and decision-making and, in many cases, proprietary and custom-designed software is necessary to operate equipment in our feed mills, hatcheries and processing plants. Any disruption caused by the failure of these systems, the underlying equipment or communication networks could delay or otherwise adversely impact our day-to-day business and decision making, could make it impossible for us to operate critical equipment, and could have a materially adverse effect on our performance.
     We have been informed by our primary financial reporting software vendor that the vendor will cease to support and maintain that software effective January 1, 2012. As a result, we are currently evaluating alternative products, and will purchase and integrate new software for our financial reporting systems during calendar 2011. Failures or delays in identifying, procuring and installing software that meets our needs, effectively integrating the software into our systems, or adequately training our personnel to use the new software could adversely affect our performance.
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
     On June 18, 2010, the United States Department of Agriculture, Grain Inspection, Packers and Stockyards Administration, or GIPSA, proposed new regulations under the Packers and Stockyards Act, or PSA, that would apply to all stages of a live poultry dealer’s poultry grow-out, including the pullet, breeder and broiler stages. If adopted, the new regulations would likely have a significant impact on the relationship between integrated poultry processors, like us, and their independent growers. While we believe there are insufficient facts and legal basis to support many of the proposed new rules, the rules, if adopted, would prohibit or restrict numerous practices that have been permitted for decades. Indeed, many of the proposed regulations would substantially limit our and our independent contract growers’ freedom of contract, and could fundamentally change the way integrated poultry companies pay their independent contract growers. Many of the proposed new regulations are, in our view, unclear, vague and would likely require litigation to determine their scope and impact. This litigation could be costly to our industry and us. Finally, GIPSA has proposed a regulation designed to overturn judicial precedent from several federal Circuit Courts of Appeal related to the fundamental scope and application of the PSA that could lead to unwarranted enforcement actions and private class action suits against integrated poultry companies, including us, that could have a materially adverse effect on our operations.
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
     On January 19, 2010, Russia banned imports of U.S. poultry, citing its concerns about the practice in the United States of treating poultry meat with chlorinated water during processing. On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China raised the duties on U.S. chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. Following the imposition of the Russian embargo and the Chinese duty, we and our customers who resell our frozen chicken products to Russia and China were able, for a period of time, to sell those products in alternative markets without a significant price disadvantage. However, our customers who resell or previously resold our frozen chicken products in China are now selling those products in China and paying the applicable duty. This lowers their return and the price they are willing to pay us, reducing our revenues and profits. In the case of Russia, an agreement between the governments of the United States and Russia was reached in July pursuant to which poultry meat processed pursuant to the standards demanded by Russia and incorporated into the agreement may be shipped to Russia. However, differences of opinion on the interpretation of certain provisions of the agreement surfaced shortly after it was signed. As a result of these differences, only a limited number of plants previously approved to ship products to Russia are currently approved, including our Collins, Mississippi plant. We cannot assure you that other plants will be approved, that our remaining two plants previously approved to ship product to Russia will be approved, or when such approval might happen. Similarly, we do not know whether or when China might lift the anti-dumping duty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the fiscal quarter, the Company repurchased shares of its common stock as follows:

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs
May 1, 2010 — May 31, 2010	0	$00.00	0	0
June 1, 2010 — June 30, 2010	944	$50.74	944	953,708
July 1, 2010 — July 31, 2010	0	$00.00	0	0

Total	944	$50.74	944	953,708

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	On October 22, 2009, the Company announced that its Board of Directors expanded its stock repurchase program to cover the repurchase of up to 1 million shares. The Company had previously announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 46,292 shares as of July 31, 2010 under the authorized stock repurchase program.
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
     Exhibit 10.1* Amendment dated July 21, 2010 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan.
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

SANDERSON FARMS, INC. (Registrant)
Date: August 23, 2010	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: August 23, 2010	By:	/s/ James A. Grimes
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1*	Amendment dated July 21, 2010 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.