Form 10-K
period 2010-10-31
SANDERSON FARMS INC
filed 2010-12-14
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended October 31, 2010

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
☑ Yes ☐ No
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $1,072,054,385.
     Number of shares outstanding of the Registrant’s common stock as of December 12, 2010: 22,077,559 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
     Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2010, which is the year for which this Annual Report is filed.
     Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Report, which is December 14, 2010.
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
     The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to United States based customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2010 the Registrant processed 405.0 million chickens, or over 2.57 billion dressed pounds. According to 2010 industry statistics, the Registrant was the 4th largest processor of dressed chickens in the United States based on estimated average weekly processing.
     The Registrant’s chicken operations presently encompass 7 hatcheries, 6 feed mills and 8 processing plants, which does not include the facilities at its new Kinston, North Carolina complex. The Registrant began manufacturing feed at the new North Carolina feed mill in November 2010 and began operations at the new hatchery the last week of October 2010. It will begin processing chickens at its new Kinston, North Carolina complex in January 2011. The Registrant has contracts with operators of approximately 576 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 185 breeder farms.
     The Company’s prepared chicken product line includes approximately 65 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
     Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1997, this expansion included the expansion of the Registrant’s Hammond, Louisiana processing facility, the construction of new waste water facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Hazlehurst, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared chicken facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant’s poultry processing facilities, and the construction and start-up of its McComb, Mississippi and Bryan, Texas production and processing facilities, including a hatchery, a feed mill, a processing plant, and a waste water treatment facility for each complex, and the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.
     In the fourth quarter of fiscal 2005, the Registrant began initial operations at a new poultry processing complex in southern Georgia. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. This plant has the capacity to process 1.25 million head of chickens per week.
     On August 6, 2007,the Company began initial operations at a new poultry processing complex in Waco and McLennan County, Texas. The complex consists of a hatchery, processing plant and wastewater treatment facility. This complex shares a feed mill located in Robertson County, Texas with our Bryan, Texas complex. The plant has the capacity to process 1.25 million head of chicken per week.
     Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and a hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with an expected budget of approximately $121.4 million. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity to process 1.25 million chickens per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Initial operation of the new complex will begin during January 2011.
     On March 29, 2010, the Company announced its plans to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, our obtaining an acceptable economic incentive package from the state and local governments. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. We will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See Item 1A, “Risk Factors — The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties.”
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
     Capital expenditures for fiscal 2010 were funded by working capital, cash generated by our operations and proceeds from the April 7, 2010 secondary offering of the Company’s common stock. On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio to 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. On December 13, 2010, the Company entered into an amendment to the facility to increase the capital expenditure limitation to $55 million during fiscal 2011, 2012 and 2013, and to permit up to $115 million in capital expenditures to be spent at any time during the term of the agreement on the potential second new poultry complex in North Carolina. The credit remains unsecured and, unless extended, expires May 1, 2013. As of October 31, 2010, the Company was in compliance with all covenants, had $8.4 million outstanding letters of credit under the facility, and had $291.6 million available to borrow under the revolving credit facility.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
     The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared chicken items.

     The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2010, the Registrant processed approximately 405.0 million chickens, or over 2.57 billion dressed pounds. In addition, the Registrant purchased and further processed 4.6 million pounds of poultry products during fiscal 2010. According to 2010 industry statistics, the Registrant was the 4th largest processor of dressed chicken in the United States based on estimated average weekly processing.
     The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc. The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Bryan, Waco, and Robertson County, Texas; Adel, Georgia and Kinston, North Carolina, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Hammond, Louisiana; Bryan and Waco, Texas; Moultrie, Georgia and Kinston, North Carolina, is engaged in the processing, sale and distribution of chickens.
     The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Jackson, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of approximately 65 prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts.
Products
     The Registrant has the ability to produce a wide range of processed chicken products and prepared chicken items.
     Processed chicken is first saleable as an ice packed, whole chicken. The Registrant adds value to its ice packed, whole chickens by removing the giblets, weighing, packaging and labeling the product to specific customer requirements and cutting and deboning the product based on customer specifications. The additional processing steps of giblet removal, close tolerance weighing and cutting increase the value of the product to the customer over whole, ice packed chickens by reducing customer handling and cutting labor and capital costs, reducing the shrinkage associated with cutting, and ensuring consistently sized portions.
     The Registrant adds additional value to the processed chicken by deep chilling and packaging whole chickens in bags or combinations of fresh chicken parts, including boneless product, in various sized, individual trays under the Registrant’s brand name, which then may be weighed and pre-priced, based on each customer’s needs. This chill pack process increases the value of the product by extending shelf life, reducing customer weighing and packaging labor, and providing the customer with a wide variety of products with uniform, well designed packaging, all of which enhance the customer’s ability to merchandise chicken products.
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

	Fiscal Year Ended October 31,
	2006	2007	2008	2009	2010
Registrant processed chicken:
Value added:
Chill pack	31.0%	28.5%	31.2%	31.1%	28.5%
Fresh bulk pack	45.1	44.3	46.1	50.3	54.5
Frozen	14.1	17.2	13.7	10.1	9.8

Subtotal	90.2	90.0	91.0	91.5	92.8

Non-value added:
Ice pack	.3	.3	.7	.8	.8
Frozen	.0	.0	.0	.0	.0

Subtotal	.3	.3	.7	.8	.8

Total Company processed chicken	90.5	90.3	91.7	92.3	93.6
Prepared chicken	9.5	9.7	8.3	7.7	6.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Plant Location	Market Segment	Capacity Per Week*	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	7.65
Hazlehurst, Mississippi	Big Bird Deboning	625,000	7.65
Hammond, Louisiana	Big Bird Deboning	625,000	7.65
McComb, Mississippi	Chill Pack Retail	1,250,000	5.95
Bryan, Texas	Chill Pack Retail	1,250,000	5.95
Collins, Mississippi	Big Bird Deboning	1,250,000	7.65
Moultrie, Georgia	Chill Pack Retail	1,250,000	5.95
Waco, Texas	Big Bird Deboning	1,250,000	7.65

*	At full capacity.
     The Company’s Kinston, North Carolina facility, which will begin initial operations in January 2011 will, at full capacity, process 1.25 million head of chill pack chickens per week. The Company expects to reach full production at this plant during January 2012.
     Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat, chicken tenders and whole or cut wings, and is likewise sold at spot commodity market prices for wings, tenders and boneless breast meat. The Company as of October 31, 2010 had the capacity to process 4.375 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat, chicken tenders and wings.

     The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below:

     Those plants that target the chill pack retail grocery market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long term contracts (one to three years) with most of its chill pack customers, and the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is published each week by the Georgia Department of Agriculture and is based on its survey of prices and market conditions during the preceding week. As of October 31, 2010, the Company had the capacity to process 3.75 million head per week at its chill pack plants, and its results are materially impacted by fluctuations in the Georgia Dock price.
     The Georgia Dock price for whole birds as published by the Georgia Department of Agriculture for the last five calendar years is set forth below:

     Those companies with plants dedicated to the small bird market grow and process a relatively small chicken and market the finished product primarily to fast food and food service companies at negotiated flat prices, cost plus formulas or spot market prices. Based on benchmarking services used by the industry, this market segment has been the least profitable of the three primary market segments over most of the last ten years. The Company has no product dedicated to the small bird market.
Sales and Marketing
     The Registrant’s chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors located principally in the southeastern, southwestern, northeastern and western United States. The Registrant also sells its chicken products to casual dining operators and to United States based customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant’s product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility, although its ability to do so is limited.
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
     Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by the Georgia Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustments are generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains few long-term sales contracts with its non-chill pack customers.
     From time to time, the Registrant may use television, radio and newspaper advertising, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products in its core markets. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken.
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
     Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2010, the Registrant maintained contracts with 49 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2010, by 136 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.
     The Registrant owns and operates eight hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2010, the Registrant’s hatcheries were capable of producing an aggregate of approximately 8.7 million chicks per week. The hatchery in North Carolina began operations the last week of October 2010 and will reach full production in early 2012.
     Grow-out. The Registrant places its chicks on 576 grow-out farms, as of October 31, 2010, located in Mississippi, Texas, Georgia and North Carolina where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
     Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.
     Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases the primary feed ingredients on the open market. Ingredients include corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2010, the Registrant operated 6 feed mills, 4 of which are located in Mississippi, one in Texas and one in Georgia. The Company’s new feed mill in North Carolina began operations in November 2010. The Registrant’s annual feed requirements for fiscal 2010 were approximately 3,252,824 tons, and it has the capacity to produce approximately 3,713,000 tons of finished feed annually under current configurations.
     Feed grains are commodities subject to volatile price changes caused by weather, size of the harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2010, the Registrant had approximately 2,386,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk from volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.

     Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb, Mississippi processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2010. The Registrant’s Collins, Mississippi processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2010. The Registrant’s Bryan, Texas processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2010. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and were collectively processing approximately 1,875,000 chickens per week on October 31, 2010. The Registrant’s Moultrie, Georgia processing plant operates two processing lines on a double shift basis and was processing 1,250,000 chickens per week on October 31, 2010. The Registrant’s Waco, Texas processing plant, which began initial operations during the fourth quarter of fiscal 2007, operates two processing lines on a double shift basis and was processing 1,250,000 chickens per week on October 31, 2010. The Registrant also has the capabilities to produce deboned product at each processing facility. At October 31, 2010, the Company’s deboning facilities were operating on a double shifted basis and have the capacity to produce approximately 9.0 million pounds of big bird boneless breast product and 5.0 million pounds of chill pack boneless breast product each week.
     Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Jackson, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items.
     Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office building houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2010, the Registrant operated 10 automotive maintenance shops, which service approximately 742 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving over 163 children on October 31, 2010.
Quality Control
     The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers receive wholesome, high quality products.
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
Regulation
     The Registrant’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency, the Occupational Safety and Health Administration and corresponding state agencies. The Registrant’s chicken processing plants are subject to continuous on-site inspection by the USDA. The Sanderson Farms, Inc. (Foods Division) prepared chicken plant operates under the USDA’s Total Quality Control Program, which is a strict self-inspection plan written in cooperation with and monitored by the USDA. The FDA inspects the production at the Registrant’s feed mills.
     Compliance with existing regulations has not had a material adverse effect upon the Registrant’s earnings or competitive position in the past. Management believes that the Registrant is in substantial compliance with existing laws and regulations relating to the operation of its facilities and does not know of any major capital expenditures necessary to comply with such statutes and regulations.
     On June 18, 2010, the United States Department of Agriculture, Grain Inspection, Packers and Stockyard Administration, or GIPSA, proposed new regulations under the Packers and Stockyard Act, or PSA, that would apply to all stages of a live poultry dealer’s poultry grow-out, including the pullet, breeder and broiler stages. If adopted, the new regulations would likely have a significant impact on the relationship between integrated poultry processors, like the Company, and their independent contract producers. Many of the proposed new regulations are, in our view, unclear, vague and would likely require time and litigation to determine their scope and impact. The Company cannot predict with any certainty, at this time, the financial impact of the proposed new rules on the Company.
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
     One customer accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2010, 2009 and 2008. The Company does not believe the loss of any single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer at market prices.
Sources of Supply
     During fiscal 2010, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
     Should breeder stock from its present supplier not be available for any reason, the Registrant believes that it could obtain adequate breeder stock from other suppliers.
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
Employee and Labor Relations
     As of October 31, 2010, the Registrant had 9,859 employees, including 1,235 salaried and 8,624 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 472 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on December 1, 2013. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 471 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi expires on December 31, 2011. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.
     A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 943 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi expires on January 10, 2013. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins plant.
     The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,321 employees expires on December 31, 2011. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     All of the Company’s operations are domiciled in the United States. All of the Company’s products sold in the Company’s fiscal years 2010, 2009 and 2008 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.
     The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2010, 2009 and 2008 totaled approximately $191.4 million, $177.3 million and $232.9 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
     Nearly all of our customers are based in the United States, but some of our customers resell poultry products in the export markets. Our chicken products are sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 9.7% of our sales in fiscal 2010 were to export markets, including $45.0 million to Russia, $20.3 million to Mexico and $20.0 million to China. Any disruption to the export markets, such as trade embargos, tariffs, import bans, duties or quotas could materially impact our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.
     On January 19, 2010, Russia banned imports of U.S. poultry, citing its concerns about the practice in the United States of treating poultry meat with chlorinated water during processing. On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. The total duties were later lowered to 59.2%. Following the imposition of the Russian embargo and the Chinese duty, we and our customers who resell our frozen chicken product to Russia and China were able, for a period of time, to sell those products in alternative markets without a significant price disadvantage. However, our customers who resell or previously resold our frozen chicken products in China are now selling a portion of those products in China and paying the applicable duty. This lowers their return and the price they are willing to pay us, reducing our revenues and profits. We do not know whether or when China might lift the anti-dumping duties. In the case of Russia, an agreement between the governments of the United States and Russia was reached in July 2010 pursuant to which poultry meat processed pursuant to the standards demanded by Russia and incorporated into the agreement may be shipped to Russia.

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
     Our sales to our top ten customers represented approximately 43.5% of our net sales during the 2010 fiscal year. Our non-chill pack customers, with whom we generally do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
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
     We have approximately 9,859 employees, approximately 33% of which are covered by collective bargaining agreements. In addition, we contract with over 761 independent farms in Mississippi, Texas and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our second potential new poultry complex in North Carolina, our production operations could be negatively impacted.
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
     In August 2009, we began construction of a poultry complex in Kinston, North Carolina. The budget for the project is approximately $121.4 million. We expect initial operation of the new complex to begin during the first quarter of fiscal 2011. In March 2010 we announced plans for a second potential new poultry complex in North Carolina, subject to our obtaining an acceptable economic incentive package from the State of North Carolina and the local government. Our ability to complete construction of these plants on a timely basis and within budget is subject to a number of risks and uncertainties described below. Once constructed and in operation, the Kinston complex and the second potential complex may not generate the benefits we expect if demand for the products to be produced by them is different from what we expect.
     In order to begin construction of the second North Carolina facility, we will need to take a significant number of steps and obtain a number of approvals, none of which we can assure you will be obtained. In particular:

•	we will need to identify a site and purchase or lease such site;

•	we will need to obtain a number of licenses and permits; and

•	we will need to enter into construction contracts.
     Additionally, we must attract and enter into contracts with a sufficient number of growers for the second North Carolina complex, and our growers must obtain financing on reasonable terms. If we are unable to identify a site for the second new North Carolina complex and obtain the necessary licenses and permits, proceed with or complete construction of both complexes as planned, attract growers or achieve the expected benefits of these new facilities, our business could be negatively impacted.
     We cannot assure you that we will be able to complete such steps on a timely basis, or at all, or on terms that are reasonable or consistent with our expectations.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry complex, including poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	McComb, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry complex, including poultry processing plant, hatchery and feedmill	Bryan and Robertson Counties, Texas
Poultry complex, including poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry complex, including poultry processing plant and hatchery	Waco and McLennan County, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Poultry processing plant, hatchery and feedmill	Kinston and Lenoir County, North Carolina
Prepared food plant	Jackson, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
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
     There are no material encumbrances on the major operating facilities owned by the Registrant, except that, under the terms of the Company’s revolving credit agreement, the Registrant may not pledge any additional assets as collateral other than fixed assets not to exceed $5.0 million at any one time.
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
Item 4A. Executive Officers of the Registrant.

			Executive
Name	Age	Office	Officer Since
Joe F. Sanderson, Jr.	63	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	59	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	53	Treasurer and Chief Financial Officer, Director	1993	(3)
James A. Grimes	62	Secretary and Chief Accounting Officer	1993	(4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

(3)	Mike Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(4)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol SAFM.
     The number of stockholders of record as of November 30, 2010 was 3,192.
     The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2010	High	Low	Dividends
First Quarter	$47.95	$36.80	$.15
Second Quarter	$59.05	$46.10	$.15
Third Quarter	$57.37	$46.75	$.15
Fourth Quarter	$45.82	$38.98	$.17

	Stock Price
Fiscal Year 2009	High	Low	Dividends
First Quarter	$38.24	$21.65	$.14
Second Quarter	$42.00	$27.44	$.14
Third Quarter	$48.53	$38.59	$.14
Fourth Quarter	$42.75	$36.39	$.15
On December 10, 2010 the closing sales price for the common stock was $43.56 per share.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased[1]	Paid per Share	or Programs	Programs[2]
Aug. 1, 2010 — Aug. 31, 2010	209,252	$43.25	209,252	744,456
Sept. 1, 2010 — Sept. 30, 2010	456,402	$42.46	456,402	288,054
Oct. 1, 2010 — Oct. 31, 2010	0	$00.00	0	288,054
Total	665,654	$42.71	665,654	288,054

1	The Company purchased 966 shares during September 2010 pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation. The remaining 664,688 shares purchased during the fourth quarter of fiscal 2010 were purchased in open market transactions.

2	The Company announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. On October 22, 2009, the Company announced that the Board expanded the stock repurchase program to cover the repurchase of up to 1 million shares. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 711,946 shares as of October 31, 2010 under the authorized stock repurchase program.

Item 6. Selected Financial Data.

	Year Ended October 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Net sales	$1,925,445	$1,789,508	$1,723,583	$1,474,844	$1,047,930
Operating income (loss)	209,841	136,610	(65,663)	125,393	(26,816)
Net income (loss)	134,820	82,319	(43,129)	78,833	(11,501)
Basic earnings (loss) per share	6.07	3.94	(2.13)	3.83	(0.57)
Diluted earnings (loss) per share	6.07	3.94	(2.13)	3.82	(0.57)
Working capital	238,166	162,663	188,779	128,049	112,883
Total assets	841,620	636,176	681,158	600,373	485,067
Long-term debt, less current maturities	62,075	103,123	225,322	96,623	77,078
Stockholders’ equity	645,713	430,708	353,967	404,546	328,340
Cash dividends declared per share	$.62	$.57	$.56	$.50	$.48
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
(5)Various inventory risks due to changes in market conditions.
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 52.8% of the Company’s total normal production costs.
The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. However, the Company cannot eliminate its exposure to fluctuations in commodity market prices for chicken since market prices for value added products also exhibit cyclicality. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first saleable as a finished product, such as cutting, deep chilling, packaging and labeling the product.
The Company’s prepared chicken product line includes approximately 65 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

Poultry prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31 as follows:

	1st		2nd	3rd		4th
	Quarter		Quarter	Quarter		Quarter
Fiscal 2010
High	$.8325		$.8525	$.8800	*	$.8800	*
Low	$.8200	*	$.8325	$.8550		$.8650
Fiscal 2009
High	$.8725		$.8725	$.8900	*	$.8800
Low	$.8675		$.8550	$.8600		$.8250	*
Fiscal 2008
High	$.7850		$.8200	$.8875		$.8875	*
Low	$.7675	*	$.7800	$.8250		$.8750

*	Year High/Low
On January 12, 2006, the Company announced that sites in Waco and McLennan County, Texas had been selected for the construction of a new poultry complex, consisting of a processing plant, hatchery and wastewater treatment facility. The processing plant began processing chickens on August 6, 2007, and reached full capacity of 1,250,000 chickens per week during the third quarter of fiscal 2009.
Sanderson Farms announced plans on April 24, 2008 to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina poultry complex with an expected budget of approximately $121.4 million. The Kinston facilities will have the capacity to process 1,250,000 chickens per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. The Company will begin initial operation at the new complex in January 2011.
On March 29, 2010, the Company announced its plans to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, our obtaining an acceptable economic incentive package from the state and local governments. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. We will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See Item 1A, “Risk Factors — The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties.”
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. On December 13, 2010, the Company entered into an amendment to the facility to increase the capital expenditure limitation to $55 million during fiscal 2011, 2012 and 2013, and to permit up to $115 million in capital expenditures to be spent at any time during the term of the agreement on the potential second new poultry complex in North Carolina. The credit remains unsecured and, unless extended, will expire on May 1, 2013. At October 31, 2010 the Company had $291.6 million available under the revolving credit facility.
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
EXECUTIVE OVERVIEW OF RESULTS — 2010
During fiscal 2010 as compared to fiscal 2009, the Company’s margins improved primarily as a result of higher overall market prices for poultry products, additional pounds of poultry products sold and a decrease of $0.0103 per pound, or 3.6% in feed costs in broiler flocks sold. The Company believes overall market prices for poultry products during fiscal 2010 as compared to fiscal 2009 improved due more from the tightening of the supply of poultry products than an improvement in demand from consumers. While encouraged by the recent re-opening of Russia to United States poultry products and significantly higher market prices for boneless breast meat and tenders during the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, the Company believes that demand for white meat from food service customers will remain under pressure until overall economic conditions in the United States improve and export demand from Russia and China will continue to be subject to political uncertainty. Feed grain market prices have increased significantly due to multiple factors, including the lower than expected United States corn crop, recent drought conditions in Russia and increased demand for grain from China. The Company has not priced a significant portion of its grain needs for fiscal 2011. Had it priced those needs at December 10, 2010 market prices, including the additional volume needed during 2011, cash feed grain prices would be approximately $231.2 million higher during fiscal 2011 as compared to fiscal 2010.
RESULTS OF OPERATIONS — 2010
Net sales for fiscal 2010 were $1,925.4 million as compared to $1,789.5 million during fiscal 2009, an increase of $135.9 million or 7.6%. Net sales of poultry products during fiscal 2010 and fiscal 2009 were $1,803.9 million and $1,656.6 million, respectively. The increase of $147.3 million or 8.9% in net sales of poultry products during fiscal 2010 as compared to fiscal 2009 resulted from an increase in the pounds of poultry products sold of 4.7% and an increase in the Company’s average sales price of poultry products of 4.0%. The Company sold 2.57 billion pounds of poultry products during fiscal 2010, up from 2.45 billion pounds during fiscal 2009 resulting from an increase in the Company’s average live weight of chickens processed of 3.5% and an increase in the number of chickens processed of 2.0%. During fiscal 2009, the Company implemented a planned reduction in pounds of poultry produced in response to weak demand from food service customers. Overall, market prices for poultry products improved during fiscal 2010 as compared to fiscal 2009 as reflected by increases in the average Urner Barry market prices for boneless breast and tenders of 12.3% and 6.8%, respectively. These improvements were somewhat offset by decreases in the average Urner Barry market prices of bulk leg quarters and jumbo wings of 4.2% and 3.2%, respectively, and a decrease in the average Georgia Dock price for whole chickens of 1.3%. Net sales of prepared chicken products during fiscal 2010 were $121.5 million as compared to $132.9 million during fiscal 2009, a decrease of $11.4 million or 8.6%. This was the result of a decrease in the pounds of prepared chicken products sold from 64.8 million pounds sold during fiscal 2009 to 61.0 million pounds sold during fiscal 2010.
Cost of sales during fiscal 2010 were $1,630.5 million as compared to $1,589.2 million during fiscal 2009, an increase of $41.3 million or 2.6%. Cost of sales of poultry products during fiscal 2010 as compared to fiscal 2009 were $1,519.4 million and $1,471.9 million, respectively, an increase of $47.5 million or 3.2%. As illustrated in the table below, the increase in the cost of sales of poultry products resulted from an increase in the pounds of poultry products sold of 4.7% offset by a decrease in feed costs per pound of 3.6%.
Poultry Cost of Sales
(In thousands, except per pound data)

	2010		2009		Increase (Decrease)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$704,733	$0.2742	$698,287	$0.2845	$6,446	$(0.0103)
All other cost of sales	$814,626	$0.3170	$773,619	$0.3152	$41,007	$0.0018

Total poultry cost of sales	$1,519,359	$0.5912	$1,471,906	$0.5997	$47,453	$(0.0085)

Poultry Pounds Sold	2,570,017		2,454,344

The cost of feed in broiler flocks sold during fiscal 2010 as compared to fiscal 2009 increased $6.4 million, but decreased $0.0103 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $41.0 million or $0.0018 per pound of poultry products sold. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. All other costs of sales also include bonuses in fiscal 2010 and fiscal 2009 of $11.4 million and $7.5 million, respectively. Costs of sales of the Company’s prepared chicken products were $111.2 million during fiscal 2010 as compared to $117.3 million during fiscal 2009, a decrease of $6.1 million or 5.2%.
Selling, general and administrative costs during fiscal 2010 and fiscal 2009 were $85.1 million and $63.7 million, respectively, an increase of $21.4 million. The following table includes the components of selling, general and administrative costs for the twelve months ended October 31, 2010 and 2009.
Selling, General and Administrative Cost
(In thousands)

Description	2010	2009

All other S,G & A	$49,002	$44,160
ESOP expense	9,000	6,000
Start up expense	6,143	264
Stock compensation expense	7,462	5,799
Bonus expense	8,352	4,406
Advertising expense	637	591
Trainee Cost	4,459	2,443

Total S,G & A	$85,055	$63,663

As illustrated in the table above, the increase in selling, general and administrative costs during fiscal 2010 as compared to fiscal 2009 resulted from increased accruals related to the Company’s Bonus Award and stock compensation plans and the Company’s Employee Stock Ownership Plan (“ESOP”). In addition the Company incurred additional administrative costs related to the new Kinston and Lenoir County poultry complex. The Company expects start up and trainee cost to be $4.5 million during November and December 2010. All costs at Kinston, excluding customer service department costs, after the plant starts up operations during January 2011 will be included in cost of sales.
Operating income for fiscal 2010 was $209.8 million as compared to operating income for fiscal 2009 of $136.6 million, an improvement of $73.2 million. The increase in the Company’s operating income for fiscal 2010 as compared to fiscal 2009 resulted primarily from overall improvement in market prices of poultry products, a decrease in the cost of feed grains and increased profitability due to the additional pounds of poultry products sold during fiscal 2010 as compared to fiscal 2009.
Interest expense during fiscal 2010 was $2.7 million as compared to $9.0 million for fiscal 2009. The decrease in interest expense during fiscal 2010 as compared to fiscal 2009 resulted from lower average outstanding debt and approximately $1.9 million in interest cost capitalized during fiscal 2010 to the new complex under construction in Kinston and Lenoir County, North Carolina. The Company capitalized minimal interest cost during fiscal 2009.
The Company’s effective tax rate during fiscal 2010 was 35.0% and differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and state tax credits. The Company’s effective tax rate for fiscal 2009 was 35.5% and differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes, tax credits available as a result of Hurricane Katrina and state credits unrelated to the hurricane. The federal tax credits related to Hurricane Katrina expired on August 29, 2009, and unless Congress extends the benefit, the Company will not benefit from such credits during fiscal 2011. Without the federal tax credits related to Hurricane Katrina, the Company’s effective tax rate for fiscal 2009 would have been approximately 36.5%.
Net income for fiscal 2010 was $134.8 million or $6.07 per share as compared to a net income of $82.3 million or $3.94 per share for fiscal 2009.
EXECUTIVE OVERVIEW OF RESULTS — 2009
During fiscal 2009, the Company’s margin improved as compared to fiscal 2008 as a result of significantly lower cost of corn and an overall improvement in market prices for poultry products. During fiscal 2009, the Company’s cost of feed grains were approximately $120.8 million lower than during fiscal 2008 and were 47.3% of cost of sales of poultry products during fiscal 2009 as compared to 50.1% of cost of sales of poultry products during fiscal 2008. The improvement in the overall market prices for poultry products during fiscal 2009 resulted more from a tightening of the supply of poultry products than an improvement in demand from consumers. While demand for fresh chicken in retail grocery stores was relatively strong during fiscal 2009, demand from some food service customers remained weak.
RESULTS OF OPERATIONS — 2009
Net sales during fiscal 2009 were $1,789.5 million as compared to $1,723.6 million during fiscal 2008, an increase of $65.9 million or 3.8%. Net sales of poultry products during fiscal 2009 and fiscal 2008 were $1,656.6 million and $1,588.6 million, respectively. The increase of $68.0 million or 4.3% in net sales of poultry products during fiscal 2009 as compared to fiscal 2008 resulted from an increase in the pounds of poultry products sold of 2.8% and an increase in the Company’s average sales price of poultry products of 1.4%. During fiscal 2009, the Company implemented a planned reduction in pounds of poultry produced in response to weak demand from food service customers. The effect of this reduction was offset by additional pounds of poultry products produced at the Company’s new poultry complex in Waco, Texas and a reduction in processed inventories. The new Waco complex began initial operations in the fourth quarter of fiscal 2007 and reached full capacity during the third quarter of fiscal 2009. Overall, market prices for poultry products improved during fiscal 2009 as compared to fiscal 2008. A simple average of the Georgia dock prices for whole birds increased by 4.0% during fiscal 2009 as compared to fiscal 2008. Market prices for jumbo wings and tenders during fiscal 2009 as compared to fiscal 2008 were significantly higher increasing 40.7% and 15.8%, respectively. However, market prices for bulk leg quarters and boneless breast meat decreased 19.2% and 1.0%, respectively, during fiscal 2009 as compared to fiscal 2008. Net sales of prepared chicken products during fiscal 2009 were $132.9 million as compared to $134.9 million during fiscal 2008, a decrease of $2.0 million or 1.5%. The decrease in net sales of prepared chicken products resulted from a decrease in the pounds of prepared chicken products sold of 5.6% and an increase in the average sales price of prepared chicken products of 4.3% during fiscal 2009 as compared to fiscal 2008. The Company made changes at the prepared chicken plant to increase that facility’s capacity to produce individually frozen poultry products and cooked poultry products in fiscal 2008.
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
Poultry Cost of Sales
(In thousands, except per pound data)

	2009		2008		Increase/(Decrease)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$698,287	$0.2845	$783,550	$0.3282	$(85,263)	$(0.0437)
All other cost of sales	$773,619	$0.3152	$775,706	$0.3249	$(2,087)	$(0.0098)

Total poultry cost of sales	$1,471,906	$0.5997	$1,559,256	$0.6532	$(87,350)	$(0.0535)

Poultry Pounds Sold	2,454,344		2,387,164

A simple average of the Company’s cost of corn and soybean meal purchased by the Company during fiscal 2009 as compared to fiscal 2008 reflected decreases of 22.4% and 0.6%, respectively. Excluding feed in broiler flocks sold, all other costs of sales decreased $2.1 million and is reflective of the increase in pounds of poultry products sold of 2.8% offset by lower freight costs and improved efficiencies at the Company’s new complex in Waco, Texas which was operating closer to capacity during fiscal 2009 than during fiscal 2008. These other costs of sales of poultry products include labor, contract grower pay, packaging and freight, among other costs. Costs of sales of the Company’s prepared chicken products were $117.3 million during fiscal 2009 as compared to $124.4 million during fiscal 2008, a decrease of $7.1 million, or 5.7%, due primarily to the decrease in the pounds of prepared chicken products sold of 5.6%.
Selling, general and administrative costs during fiscal 2009 and fiscal 2008 were $63.7 million and $53.6 million, respectively. The following table includes the components of selling, general and administrative costs for the twelve months ended October 31, 2009 and 2008.
Selling, General and Administrative Cost
(In thousands)

Description	2009	2008

All other S,G & A	$44,160	$44,073
ESOP expense	6,000	0
Start up expense	264	28
Stock compensation expense	5,799	2,908
Bonus expense	4,406	0
Advertising expense	591	3,900
Trainee Cost	2,443	2,690

Total S,G & A	$63,663	$53,599

As illustrated in the table above, the increase of $10.1 million resulted from contributions of $6.0 million to the Company’s ESOP, $4.4 million expensed for the Company’s bonus award program and $2.7 million additional amortization related to restricted stock grants awarded during and prior to fiscal 2009. Contributions to the Company’s ESOP and bonus program are contingent upon the Company’s profitability, therefore, no expense was incurred during fiscal 2008 for these plans. These additional costs were partially offset by a planned decrease in advertising expenditures during fiscal 2009 as compared to fiscal 2008 of $3.3 million.
On October 31, 2008, the Company recorded a charge of $35.0 million to lower the value of live broiler inventories on hand from cost to estimated market value because the estimated market price for products to be produced from those live chickens when sold was below the estimated cost to grow, process and distribute those chickens. As of October 31, 2009 market fundamentals had improved such that the estimated market prices of the products to be produced from the Company’s live broiler inventories were higher than the estimated cost to grow, process and distribute those chickens. Accordingly, the Company recorded its live broiler inventories on October 31, 2009 at cost. The $35.0 million adjustment to live broiler inventories on October 31, 2008 effectively absorbed into fiscal 2008 a portion of the costs to grow, process and distribute chicken that were incurred and would have otherwise been recognized in fiscal 2009.
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
Operating income for fiscal 2009 was $136.6 million as compared to an operating loss for fiscal 2008 of $65.7 million, an improvement of $202.3 million. The increase in the Company’s operating income for fiscal 2009 as compared to fiscal 2008 was the result of lower cost of corn, the $35.0 million adjustment to live broiler inventories and the $13.1 million adjustment to processed inventories during fiscal 2008 and an overall improvement in the market prices for poultry products, as described above.
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
The Company’s effective tax rate during fiscal 2009 was 35.5% as compared to an effective tax rate of 41.8% during fiscal 2008. The Company’s effective tax rate differs from the statutory federal rate of 35.0% due to state income taxes, certain nondeductible expenses for federal and state income tax purposes and tax credits available as a result of Hurricane Katrina and state credits unrelated to the hurricane. The federal tax credits related to Hurricane Katrina expired on August 29, 2009. Without the federal tax credits related to Hurricane Katrina, the Company’s effective tax rates for fiscal 2009 and fiscal 2008 would have been approximately 36.5% and 39.2%, respectively.
Net income for fiscal 2009 was $82.3 million or $3.94 per share as compared to a net loss of $43.1 million or $2.13 per share for fiscal 2008. The Company’s net loss for fiscal 2008 included charges of $32.0 million, net of income taxes, or $1.58 per share related to a write down of live and processed inventories, settlement of the Company’s donning and doffing litigation and hurricane damaged inventories and additional hurricane related expenses.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2010 was $238.2 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.2 to 1. The Company’s working capital and current ratio at October 31, 2009 was $162.7 million and 3.1 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The improvement in the Company’s working capital and current ratio at October 31, 2010 as compared to October 31, 2009 resulted, in part, from the secondary stock offering during the second quarter of fiscal 2010 and cash flows from operations during fiscal 2010. On April 7, 2010, the Company sold 2.3 million shares of its common stock at $53.00 per share, resulting in net proceeds of $115.1 million. The Company’s principal source of liquidity during fiscal 2010 was cash from operations. The Company has a $300.0 million revolving credit facility with nine banks. At October 31, 2010, there were $8.4 million in outstanding letters of credit, and the Company had $291.6 million available, if needed, under this revolving credit facility.
The Company’s cash position at October 31, 2010 and 2009 consisted of $73.4 million and $8.2 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at October 31, 2010 and 2009 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during fiscal 2010 and fiscal 2009 were $178.4 million and $162.9 million, respectively, an increase of $15.5 million. The increase in cash flows from operations of $15.5 million resulted primarily from an increase in cash received from customers as a result of the overall higher average prices for poultry products. Also, during fiscal 2009 the Company received refunds of prior year income taxes resulting from the fiscal 2008 net operating loss carryback.
Cash flows provided by (used in ) operating activities during fiscal 2009 and fiscal 2008 were $162.9 million and ($55.5) million, respectively. The improvement in cash flows from operations of $218.4 million resulted primarily from the effects of lower market prices for corn and overall improved market prices for poultry products during fiscal 2009 as compared to fiscal 2008. During fiscal 2009, lower feed costs resulted in a significant reduction in cash paid for feed grains and operating activities of $148.3. In addition, the Company benefited from increased cash received from customers of $55.0 million resulting primarily from overall improved market prices for poultry products and a decrease in cash paid to employees of $15.3 million during fiscal 2009 as compared to fiscal 2008. During fiscal 2008, the Company paid bonuses earned by employees and accrued by the Company during fiscal 2007. During fiscal 2009 the Company did not pay any bonuses, although bonuses were accrued in fiscal 2009 for payments in 2010.
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
Cash flows used in investing activities during fiscal 2010, 2009 and 2008 were $144.8 million, $25.2 million and $48.0 million, respectively. The Company’s capital expenditures during fiscal 2010 were $144.8 million and included $107.7 million for construction of the Company’s new Kinston and Lenoir County, North Carolina complex. During fiscal 2009, the Company spent approximately $25.4 million on planned capital projects, including $3.1 million to begin construction of the Company’s new Kinston, North Carolina complex. During fiscal 2008, the Company spent approximately $48.8 million on planned capital projects, which includes $8.1 million to acquire land for the new Kinston, North Carolina complex. Excluding the Kinston and Lenoir County complex under construction, the Company’s capital expenditures during fiscal 2010, 2009 and 2008 were $37.1 million, $22.3 million and $40.7 million, respectively.
Cash flows provided by (used in) financing activities during fiscal 2010, 2009 and 2008 were $31.6 million, ($133.8) million and ($105.1) million, respectively. On April 7, 2010 the Company sold 2.3 million shares of its common stock at $53.00 per share resulting in net proceeds from the secondary offering of $115.1 million. The Company used $40.0 million of the proceeds from the sale of the stock to pay off the outstanding draws under its revolving credit facility. The remaining proceeds of $75.2 million will be used to finance a portion of the construction of the new retail poultry complex in Kinston, North Carolina, construction of a potential new big bird poultry complex to be located in North Carolina, and general corporate purposes. A portion was also used during our fourth fiscal quarter of 2010 to purchase and retire 664,688 shares of common stock in open market transactions at a total cost of $28.4 million. During fiscal 2009 the Company’s favorable margins allowed for the repayment of borrowings under the revolving credit facility of $121.3 million and to fund the 2009 capital budget. The Company borrowed $116.3 million during fiscal 2008 under its revolving credit facility to fund the effects of higher grain costs and operating activities, the fiscal 2008 capital budget and payment of dividends. Approximately $14.0 million, $11.9 million and $11.6 million were used for payment of dividends during fiscal 2010, 2009 and 2008, respectively, and reflect the Company’s normal dividend rate.
The Company’s capital budget for fiscal 2011 is approximately $60.1 million and will be funded by $73.4 million cash on hand at October 31, 2010, internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $291.6 million available under the revolving line of credit at October 31, 2010. The fiscal 2011 capital budget includes approximately $20.0 million to complete construction of the poultry complex in Kinston, North Carolina and $11.9 million in vehicle operating leases, of which, $7.2 million are for vehicles to be used at the Kinston, North Carolina complex. Also included in the fiscal 2011 capital budget is $4.8 million in quality control equipment that was carried forward from the Company’s fiscal 2010 capital budget and $5.5 million for software replacement. Excluding these capital items, the Company’s capital budget for fiscal 2011 would be $25.1 million.
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
On March 29, 2010 the Company announced that it had commenced an underwritten registered public offering of 2,000,000 shares of its common stock under its shelf registration statement. In connection with this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any. On April 7, 2010 the Company announced the closing of its underwritten registered public offering of 2,300,000 shares of its common stock, including 300,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The offering price to the public was $53.00 per share. The Company also announced it intends to use the net proceeds from the offering, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina, and a second potential complex to be located in North Carolina, discussed below. Pending such uses, net proceeds from the offering were used to reduce indebtedness and to invest in cash and cash equivalents. The Company has used some of the invested proceeds as working capital and for general corporate purposes.
Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity to process 1,250,000 birds per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Construction began during August 2009 and the Company expects initial operations at the new complex to begin January 2011.
As discussed above, on March 29, 2010, the Company announced its plans to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, our obtaining an acceptable economic incentive package from the state and local governments. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. We will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See Item 1A, “Risk Factors — The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties.”
On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. On December 13, 2010, the Company entered into an amendment to the facility to increase the capital expenditure limitation to $55 million during fiscal 2011, 2012 and 2013, and to permit up to $115 million in capital expenditures to be spent at any time during the term of the agreement on the potential second new poultry complex in North Carolina. The credit remains unsecured and, unless extended, will expire on May 1, 2013. As of October 31, 2010 the Company has no outstanding borrowings under the revolving credit facility, but the Company does have $8.4 million outstanding letters of credit under the credit facility.

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
Contractual Obligations
Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2010 were as follows (in thousands):

	Payments Due By Period
			1-3	3-5	More than
Contractual Obligations	Total	Less than 1 Year	Years	Years	5 Years
Long-term debt	$50,000	$0	$20,000	$20,000	$10,000
Capital lease obligations	13,123	1,048	1,863	10,212	0
Interest on long-term debt	13,356	3,751	6,073	3,229	303
Operating leases	5,979	3,827	2,152	0	0
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	177,763	134,110	40,295	3,358	0
Construction contracts	10,779	10,779	0	0	0
Claims payable	10,645	8,545	2,100	0	0

Total	$281,645	$162,060	$72,483	$36,799	$10,303

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, and the differences could be material.
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
Inventories at October 31, 2008, included approximately 71.2 million pounds of leg quarters and paws awaiting shipment into the export markets. The market prices for dark meat and paws declined below their costs during September 2008 and October 2008, resulting in an approximately $13.l million adjustment, before income taxes, to processed inventory values. In addition, the Company made an adjustment to the value of its live inventories at October 31, 2008. As with processed inventories, the value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be at the lower of cost or market. Because market prices declined during November and December 2008, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2008 was expected to exceed the market value for the finished product. Accordingly, the Company’s results for the year ended October 31, 2008 include a charge of $35.0 million before income taxes to reduce the value of live inventories from cost to market. The Company’s live broiler inventories are recorded at cost at October 31, 2010 and 2009 because the estimated market value is higher than the estimated cost to complete those live broiler inventories.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company determines the amount of reserves required, if any. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations of these legal proceedings.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), codified in ASC 820. This standard defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. The Company adopted ASC 820 effective November 1, 2008 for its financial assets and liabilities and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company adopted ASC 820 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows.
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
The Company purchases physical grain, not financial instruments such as puts, calls or straddles that derive their value from the value of physical grain. Thus, the Company does not use derivative financial instruments as defined by in ASC 815, “Accounting for Derivatives for Instruments and Hedging Activities.” The Company does not enter into any derivative transactions or purchase any grain-related contracts other than the physical grain contracts described above.
The cost of feed grains is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized.
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at October 31, 2010. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 7 to the consolidated financial statements, Sanderson Farms, Inc. changed its method of computing earnings per share during fiscal 2010.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 13, 2010

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$73,419	$8,194
Accounts receivable, less allowance of $1,373,000 in 2010 and 2009	92,467	68,461
Inventories	153,289	140,521
Refundable income taxes	0	1,567
Deferred income taxes	1,760	2,866
Prepaid expenses	24,033	18,428

Total current assets	344,968	240,037
Property, plant and equipment:
Land and buildings	432,292	350,248
Machinery and equipment	451,346	390,339

	883,638	740,587
Accumulated depreciation	(389,911)	(347,459)

	493,727	393,128
Other assets	2,925	3,011

Total assets	$841,620	$636,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,437	$36,878
Accrued expenses	56,317	39,474
Current maturities of long-term debt	1,048	1,022

Total current liabilities	106,802	77,374
Long-term debt, less current maturities	62,075	103,123
Claims payable	2,100	2,600
Deferred income taxes	24,930	22,371
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-22,077,559 in 2010 and 20,333,637 in 2009	22,078	20,334
Paid-in capital	127,580	35,143
Retained earnings	496,055	375,231

Total stockholders’ equity	645,713	430,708

Total liabilities and stockholders’ equity	$841,620	$636,176

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2010	2009	2008
	(In thousands, except per share data)
Net sales	$1,925,445	$1,789,508	$1,723,583
Cost and expenses:
Cost of sales	1,630,549	1,589,235	1,683,660
Live inventory adjustment	0	0	35,000
Processed inventory adjustment	0	0	13,100
Hurricane costs	0	0	1,194
Legal settlement (Donning and doffing)	0	0	2,693
Selling, general and administrative	85,055	63,663	53,599

	1,715,604	1,652,898	1,789,246

Operating income (loss)	209,841	136,610	(65,663)
Other income (expense):
Interest income	103	29	174
Interest expense	(2,708)	(9,019)	(8,546)
Other	19	6	(49)

	(2,586)	(8,984)	(8,421)

Income (loss) before income taxes	207,255	127,626	(74,084)
Income tax expense (benefit)	72,435	45,307	(30,955)

Net income (loss)	$134,820	$82,319	$(43,129)

Earnings (loss) per share:
Basic	$6.07	$3.94	$(2.13)

Diluted	$6.07	$3.94	$(2.13)

Dividends per share	$.62	$.57	$.56

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	(In thousands, except shares and per share amounts)
Balance at October 31, 2007	20,239,111	$20,239	$24,719	$359,588	$404,546
Net (loss) for year				(43,129)	(43,129)
Cash dividends ($.56 per share)				(11,640)	(11,640)
Issuance of common stock under stock compensation plans	49,532	50	203		253
Issuance of restricted common stock under stock compensation plans			1,085		1,085
Amortization of unearned compensation			2,852		2,852

Balance at October 31, 2008	20,288,643	$20,289	$28,859	$304,819	$353,967
Net income for year				82,319	82,319
Cash dividends ($.57 per share)				(11,907)	(11,907)
Issuance of common stock under stock compensation plans	44,994	45	124		169
Issuance of restricted common stock under stock compensation plans			362		362
Amortization of unearned compensation			5,798		5,798

Balance at October 31, 2009	20,333,637	$20,334	$35,143	$375,231	$430,708
Net income for year				134,820	134,820
Cash dividends ($.62 per share)				(13,996)	(13,996)
Secondary offering of common stock	2,300,000	2,300	112,798		115,098
Purchase and retirement of common stock	(664,688)	(665)	(27,708)		(28,373)
Issuance of common stock under stock compensation plans	108,610	109	(1,149)		(1,040)
Issuance of restricted common stock under stock compensation plans			978		978
Amortization of unearned compensation			7,518		7,518

Balance at October 31, 2010	22,077,559	$22,078	$127,580	$496,055	$645,713

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2010	2009	2008
	(In thousands)
Operating activities
Net income (loss)	$134,820	$82,319	$(43,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,430	43,197	41,931
Amortization of unearned compensation	7,518	5,798	2,852
Provision for losses on accounts receivable	82	367	451
Deferred income taxes	3,665	15,305	(10,451)
Change in assets and liabilities:
Accounts receivable	(24,088)	(5,312)	5,517
Inventories	(12,768)	(3,506)	(17,757)
Prepaid expenses and refundable income taxes	(5,605)	26,891	(32,751)
Other assets	(114)	(538)	(296)
Accounts payable	12,559	(13,555)	5,455
Accrued expenses and claims payable	17,910	11,942	(7,287)

Total adjustments	43,589	80,589	(12,336)

Net cash provided by (used in) operating activities	178,409	162,908	(55,465)
Investing activities
Capital expenditures	(144,847)	(25,356)	(48,757)
Net proceeds from sale of property and equipment	18	153	713

Net cash used in investing activities	(144,829)	(25,203)	(48,044)
Financing activities
Net (repayment on) borrowings from revolving credit agreement	(40,000)	(121,307)	116,307
Principal payments on long-term debt	(31)	(152)	(145)
Principal payments on capital lease obligations	(991)	(937)	(713)
Dividends paid	(13,996)	(11,907)	(11,640)
Net proceeds from secondary offering of common stock	115,098	0	0
Purchase of common stock	(28,373)	0	0
Tax benefit on exercised stock options	405	6	153
Net proceeds (payments) from common stock issued under stock compensation plans	(467)	525	1,185

Net cash provided by (used in) financing activities	31,645	(133,772)	105,147

Net change in cash and cash equivalents	65,225	3,933	1,638
Cash and cash equivalents at beginning of year	8,194	4,261	2,623

Cash and cash equivalents at end of year	73,419	8,194	4,261

Supplemental disclosure of cash flow information:
Income taxes paid	$62,625	$536	$9,427

Interest paid	$4,667	$9,878	$8,038

Non-cash investing and financing activities:
Capital lease obligations for equipment	$0	$0	$14,014

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
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for the year ended October 31, 2010, 2009 and 2008, respectively. Shipping and handling costs are included as a component of cost of sales.
The Company’s sales of poultry and prepared chicken products to external customers are made in various forms depending on individual customer needs. Gross sales for all poultry and prepared chicken products to external customers during fiscal 2010, 2009 and 2008 were $1.975 billion, $1.833 billion and $1.764 billion, respectively. Gross sales of fresh ice packed chicken made primarily to food service customers totaled approximately $328.3 million, $275.3 million and $214.1 million in fiscal 2010, 2009 and 2008, respectively. Gross sales of chill pack chicken made primarily to retail grocery store customers totaled approximately $576.2 million, $584.4 million and $572.2 million in fiscal 2010, 2009 and 2008, respectively. Gross sales of frozen chicken made primarily to export customers totaled approximately $217.8 million, $198.2 million and $252.8 million in fiscal 2010, 2009 and 2008, respectively. Gross sales of fresh CVP packed chicken made primarily to food service customers totaled approximately $730.0 million, $640.9 million and $588.4 million in fiscal 2008, 2009 and 2010, respectively. Gross sales of prepared, partially cooked chicken made primarily to food service customers totaled approximately $122.5 million, $133.7 million and $136.6 million in fiscal 2010, 2009 and 2008, respectively. Other sales include sales of mechanically deboned meat made primarily to customers who further process the meat and sales of offal to rendering companies.
The Company sells certain of its products either directly to foreign markets or to U.S based customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2010, 2009 and 2008 totaled approximately $191.4 million, $177.3 million and $232.9 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2010 and 2009, the Company capitalized interest of $1,945,557 and $7,112 to the new complex under construction in Kinston, North Carolina. The Company did not capitalize any interest during fiscal 2008.
Impairment of Long-Lived Assets: The Company continually reevaluates the carrying value of its long-lived assets based on events or changes in circumstances which indicate that the carrying value may not be recoverable. As part of this reevaluation and when indicators are present, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, based on the fair value of the assets, is recognized through a charge to operations.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $637,000, $591,000 and $3.9 million for fiscal 2010, 2009 and 2008, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.
Share Based Compensation: The Company accounts for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values.
Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share includes any dilutive effects of options, warrants, restricted stock and convertible securities as shown in Note 7.
Fair Value of Financial Instruments: The Company holds certain items that are required to be measured at fair value, primarily cash equivalents representing overnight investments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
Level 1 — Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.
Level 2 — Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.
Level 3 — Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
At October 31, 2010 and 2009, the fair value of the Company’s cash equivalents of approximately $35.9 million and $18.2 million, respectively, approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	October 31, 2010		October 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt ( In millions)	$71	$63	$109	$104
Reclassification: The Company has made reclassifications to prior year financial statements to conform with the presentation for the current year financial statements. The reclassifications are for consistency of presentation and do not affect previously reported net income (loss), stockholders’ equity or total assets.

Impact of Recently Issued Accounting Standards:
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), codified in ASC 820. This standard defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. The Company adopted ASC 820 effective November 1, 2008 for its financial assets and liabilities and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows. The Company adopted ASC 820 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis on November 1, 2009 and the adoption had no material effect on the Company’s consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued guidance to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This guidance discusses how to allocate earnings to participating securities and compute basic EPS using the two-class method. The guidance has been applied retrospectively to all prior-period EPS data presented in financial statements (including selected financial data). See Note 7.
2. Inventories
Inventories consisted of the following:

	October 31,
	2010	2009
	(In thousands)
Live poultry-broilers and breeders	$96,962	$88,054
Feed, eggs and other	27,732	20,637
Processed poultry	14,255	20,768
Prepared chicken	8,611	6,796
Packaging materials	5,729	4,266

	$153,289	$140,521

The increase of $8.9 million or 10.1% in live poultry-broilers and breeders at October 31, 2010 as compared to October 31, 2009 resulted from an increase in the number of broilers on the ground of 6.8% and an increase in the average cost of broilers of 1.7%. In addition, the new complex in Kinston, North Carolina had pullets and hens in inventory at October 31, 2010 in preparation for the start-up of processing to begin in January 2011. The new Kinston complex did not have any broilers on hand at October 31, 2010.
The increase in feed, eggs, and other at October 31, 2010 when compared to October 31, 2009 reflects higher feed grain prices and additional units of feed, eggs and other inventories on hand at the Company’s new Kinston, North Carolina complex.
The decrease in processed poultry inventories resulted primarily from fewer units of export product in inventory at October 31, 2010. The decrease in the units of export products in inventory at October 31, 2010 as compared to October 31, 2009 resulted from the timing of export sales.
Inventories at October 31, 2008, included approximately 71.2 million pounds of leg quarters and paws awaiting shipment into the export markets. The market prices for dark meat and paws declined below their costs during September 2008 and October 2008, resulting in an approximately $13.l million adjustment, before income taxes, to processed inventory values. In addition, the Company made an adjustment to the carrying value of its live inventories at October 31, 2008. As with processed inventories, the carrying value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be at the lower of cost or market. Because market prices declined during November and December 2008, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2008 was expected to exceed the market value for the finished product. Accordingly, the Company’s results for the year ended October 31, 2008 include a charge of $35.0 million before income taxes to reduce the carrying value of live inventories from cost to market. The

Company’s live broiler inventories at October 31, 2010 and 2009 are recorded at cost because the estimated market value is higher than the estimated cost to complete those live broiler inventories.
3.  Prepaid expenses
     Prepaid expenses consisted of the following:

	October 31,
	2010	2009
	(In thousands)
Parts and supplies	$11,896	$11,325
Prepaid insurance	10,856	5,635
Other prepaid expenses	1,281	1,468

	$24,033	$18,428

The increase in prepaid insurance resulted primarily from a change in the policy period of the Company’s property insurance from a fiscal year period to May through April of each year.
4.  Accrued expenses
     Accrued expenses consisted of the following:

	October 31,
	2010	2009
	(In thousands)
Accrued bonuses	$19,769	$11,892
Accrued wages	4,554	4,281
Workers’ compensation claims	8,545	6,191
Accrued vacation	4,554	4,335
Accrued income taxes	4,578	0
Accrued rebates	3,670	3,122
Accrued property taxes	4,951	4,350
Post retirement benefit	1,756	2,356
Accrued payroll taxes	1,018	1,566
Deferred revenue	1,100	0
Other accrued expenses	1,822	1,381

	$56,317	$39,474

The increase in accrued expenses resulted primarily from an increased accrual under the Company’s Bonus Award Program of $7.9 million, which will be paid in December 2010. The Bonus Award Program is based upon profitability and $19.8 million and $11.9 million in bonuses was earned for fiscal 2010 and 2009, respectively.
5.  Long-Term debt and capital lease obligations
     Long-term debt and capital lease obligations consisted of the following:

	October 31,
	2010	2009
	(In thousands)
Revolving credit agreement with banks (weighted average rate of 1.49% at October 31, 2009)	$0	$40,000
Term loan, accruing interest at 6.12%, maturing in 2016	50,000	50,000
Capital lease obligation, imputed interest at 5.53%, due in monthly installments of $112,015, including interest, maturity in 2015	12,363	13,004
Note payable; final installment made on November 8, 2009	0	31
6% Mississippi Business Investment Act bond-capital lease obligation, due November 1, 2012	760	1,110

	63,123	104,145
Less current maturities of long-term debt and capital leases	1,048	1,022

	$62,075	$103,123

On May 1, 2008, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $300.0 million, increase the capital expenditure limits to allow construction of the Kinston, North Carolina facility, and to change the covenant requiring a maximum debt to total capitalization ratio of 50% during fiscal 2008, 55% during fiscal 2009 and not to exceed 50% for fiscal 2010 and thereafter. On December 13, 2010, the Company entered into an amendment to the facility to increase the capital expenditure limitation to $55 million during fiscal 2011, 2012 and 2013, and to permit up to $115 million in capital expenditures to be spent at any time during the term of the agreement on the potential second new poultry complex in North Carolina. The credit remains unsecured and, unless extended, will expire on May 1, 2013. As of October 31, 2010, the Company had no outstanding draws on the revolving credit facility, had $8.4 million outstanding letters of credit under the facility, leaving $291.6 available under the facility at the end of fiscal 2010. The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 1.25% to 2.0%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1.	< 25%	1.25%	0.15%
2.	> = 25% and < 35%	1.50%	0.20%
3.	> = 35% and < 45%	1.75%	0.20%
4.	> = 45%	2.00%	0.25%
The term loan consists of a private placement of $50.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility. The Company was in compliance with all covenants at October 31, 2010.
The aggregate annual maturities of long-term debt and capital lease obligations at October 31, 2010 are as follows (in thousands):

Fiscal Year	Amount
2011	$1,048
2012	11,106
2013	10,757
2014	10,799
2015	19,413
Thereafter	10,000

$63,123

6. Income Taxes
     Income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2010	2009	2008
		(In thousands)
Current:
Federal	$63,479	$26,642	$(17,738)
State	5,291	3,360	(2,766)

	68,770	30,002	(20,504)

Deferred:
Federal	2,622	13,546	(8,280)
State	1,043	1,759	(2,171)

	3,665	15,305	(10,451)

	$72,435	$45,307	$(30,955)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,
	2010	2009
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$36,145	$32,555
Prepaid and other assets	2,105	630

Total deferred tax liabilities	38,250	33,185
Deferred tax assets:
Accrued expenses and accounts receivable	6,490	6,878
Inventory	235	10
Compensation on restricted stock	8,355	6,792

Total deferred tax assets	15,080	13,680

Net deferred tax liabilities	$23,170	$19,505

Current deferred tax assets	$(1,760)	$(2,866)
Long-term deferred tax liabilities	24,930	22,371

Net deferred tax liabilities	$23,170	$19,505

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2010	2009	2008
		(In thousands)
Income taxes at statutory rate	$72,534	$44,669	$(25,929)
State income taxes	4,117	3,327	(3,030)
State income tax credits	(273)	(517)	(179)
Federal income tax credits	(463)	(1,683)	(2,780)
Federal manufacturers (deduction) recapture	(4,129)	(1,877)	438
Other, net	649	1,388	525

Income tax expense (benefit)	$72,435	$45,307	$(30,955)

7. Earnings Per Share
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF No. 03-6-1, codified in ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260 clarifies that share-based payment awards entitling holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. Effective November 1, 2009, these awards are now included in the calculation of basic earnings per share under the two-class method, a change that reduces both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends will be allocated the same amount of income as if they were outstanding shares. All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of the new requirements. Previously, the Company included unvested share payment awards in the calculation of diluted earnings per share under the treasury stock method. The adoption had no effect on the Company’s financial position, retained earnings, cash flows or results of operations.
The following table presents the effect the adoption of ASC 260 has on affected financial statement line items, weighted average shares outstanding, and per share amounts for fiscal 2010 and 2009. Such adoption had no effect on 2008 earnings per share since, because of the net loss reported for fiscal 2008, the results were antidilutive.

	For the year ended
	October 31, 2010		October 31, 2009
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income	$134,820	$134,820	$82,319	$82,319
Distributed and undistributed (earnings) to unvested restricted stock	(3,571)	0	(2,179)	0

Distributed and undistributed earnings to common shareholders — Basic	$131,249	$134,820	$80,140	$82,319
Weighted average shares outstanding — Basic	21,625	21,625	20,317	20,317
Weighted average shares outstanding — Diluted	21,632	21,982	20,327	20,613
Earnings per common share — Basic	$6.07	$6.23	$3.94	$4.05
Earnings per common share — Diluted	$6.07	$6.13	$3.94	$3.99

8. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $9,000,000 and $6,000,000 in fiscal 2010 and 2009. The Company did not make a contribution to the ESOP during fiscal 2008.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $4,505,000 in fiscal 2010, $3,857,000 in fiscal 2009 and $3,573,000 in fiscal 2008.
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
Pursuant to the Plan, on February 23, 2005, the Company’s Board of Directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s Board of Directors. Restricted stock granted in fiscal 2008, 2009 and 2010 vests three to four years from the date of grant. In some cases, the vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s Common Stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $4,055,000, $5,016,000, $3,132,000 during fiscal 2010, 2009 and 2008, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted
	Number of	Average Grant
	Shares	Price
Outstanding at October 31, 2006	379,000	$43.81
Granted during fiscal 2007	15,000	$33.70
Vested during 2007	0	$0.00
Forfeited during 2007	(5,050)	$42.62

Outstanding at October 31, 2007	388,950	$42.79
Granted during fiscal 2008	45,209	$35.00
Vested during 2008	(21,000)	$44.56
Forfeited during 2008	(3,485)	$41.36

Outstanding at October 31, 2008	409,674	$41.86
Granted during fiscal 2009	78,826	$36.12
Vested during 2009	(9,000)	$25.53
Forfeited during 2009	0	$0.00

Outstanding at October 31, 2009	479,500	$41.22
Granted during fiscal 2010	127,150	$40.80
Vested during 2010	(96,838)	$36.93
Forfeited during 2010	(16,864)	$38.99

Outstanding at October 31, 2010	492,948	$41.98

As reflected in the schedule above, 126,838 of the restricted stock awards were vested as of October 31, 2010. Of the 126,838 shares vested as of October 31, 2010, 30,825 were withheld by the Company to satisfy the tax withholding obligations of the recipients. The Company had $6.1 million in unrecognized share-based compensation costs as of October 31, 2010 that will be recognized over a weighted average period of 1.83 years.

Also on February 23, 2005 and pursuant to the Plan, the Company’s Board of Directors approved Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s Board of Directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s Common Stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, retirement or change in control, as defined. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2010, 2009 and 2008, the participants purchased a total of 22,081, 22,092 and 31,072 shares of restricted stock pursuant to the Purchase Plan, valued at $46.38, $38.40 and $34.92 per share, respectively, and the Company issued 5,437, 5,454 and 7,692 matching shares, valued at $46.37, $38.40 and $34.92 per share, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $273,000, $204,000 and $207,000 in fiscal 2010, 2009 and 2008, respectively.
During the quarters ended January 31, 2010, 2009 and 2008 the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a three or two-year performance period beginning November 1 of each performance period. Although the performance share agreements have either a two or three year performance period, they all vest over three years. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent for grants made for fiscal 2008 and thereafter, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,400, during the quarter ended January 31, 2007 totaled 102,000, during the quarter ended January 31, 2008 totaled 67,820, during the quarter ended January 31, 2009 totaled 60,500 and during the quarter ended January 31, 2010 totaled 86,725. The Company recorded compensation cost of $3,190,000 and 578,000 during fiscal 2010, and 2009 related to the performance share agreements entered into during fiscal 2008 and 2009, respectively.
Under the Company’s Stock Option Plan, 2,250,000 shares of Common Stock were reserved for grant to key management personnel. Options outstanding at October 31, 2006 were granted in fiscal 2002, have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2010, 2009 or 2008. The Stock Option Plan has been superseded by the Plan described above and no further options may be issued under the Stock Option Plan.
A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at October 31, 2006	188,543	11.66
Granted	0	0.00
Exercised	(144,540)	11.64
Forfeited	(0)	0.00

Outstanding at October 31, 2007	44,003	11.71
Granted	0	0.00
Exercised	(21,939)	11.64
Forfeited	(0)	0.00

Outstanding at October 31, 2008	22,064	11.73
Granted	0	0.00
Exercised	(500)	12.37
Forfeited	0	0.00

Outstanding at October 31, 2009	21,564	11.72
Granted	0	0.00
Exercised	(14,063)	11.37
Forfeited	0	0.00

Outstanding at October 31, 2010	7,501	$12.37

The exercise price of the options outstanding as of October 31, 2010, ranged from $7.40 to $12.37 per share. At October 31, 2010, the weighted average remaining contractual life of the options outstanding was 1.75 years and all of the options were exercisable. The aggregate intrinsic value of the 7,501 stock options outstanding as of October 31, 2010 was $222,129. During the fiscal year ended October 31, 2010, 14,063 options were exercised with an intrinsic value of $430,424.
10. Shareholder Rights Agreement
The Company’s shareholder rights agreement adopted on April 22, 1999 expired on May 4, 2009. There has been no impact on our shareholders related to the expiration other than the resulting expiration of their shareholder purchase rights under the agreement.
11. Other Matters
The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2013. Rental expense under these leases totaled $7.7 million, $8.5 million, $8.9 million and for fiscal 2010, 2009 and 2008, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2010 were as follows:

Fiscal Year	Amount
2011	$3.8 million
2012	1.9 million
2013	0.3 million
2014	0.0 million

$6.0 million

The Company periodically enters into non-cancelable commitments to purchase feed grains, feed ingredients and packaging supplies, as well as other items. At October 31, 2010, the Company’s estimated contractual obligation for feed grains, feed ingredients and packaging supplies totaled $177,763, with approximately $134,110 due in less than one year and the remainder due within 1 to 4 years.
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
QUARTERLY FINANCIAL DATA

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$420,123	$487,101	$489,096	$529,125
Gross profit	42,079	74,992	79,255	98,570
Net income	15,817	35,087	36,116	47,800
Diluted earnings per share	$.75	$1.62	$1.55	$2.08

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$388,884	$426,759	$504,846	$469,019
Gross profit	4,972	55,985	91,025	48,291
Net income (loss)	(6,749)	26,216	43,048	19,804
Diluted earnings (loss) per share	$(.33)	$1.25	$2.07	$.95
Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
Classification	of Period	Expenses	Accounts	Describe(1)	Period
			(In Thousands)
Year ended October 31, 2010
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$83		$83	$1,373
Year ended October 31, 2009
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$367		$367	$1,373
Year ended October 31, 2008
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,142	$451		$220	$1,373

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
     As of October 31, 2010 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we have concluded that, as of October 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2010.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010 of Sanderson Farms, Inc. and subsidiaries and our report dated December 13, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 13, 2010
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
     The following table provides information as of October 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding options to purchase the Company’s common stock were issued under the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002. That plan has been superseded by the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005. No further options or other awards may be granted under the Stock Option Plan. There are 2,250,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

			(c) Number of
			securities remaining
	(a) Number of		available for future
	securities to be issued	(b) Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and	warrants and	reflected in column
Plan category	rights(1)	rights(1)	(a)(2)
Equity compensation plans approved by security holders	7,501	$12.37	160,580
Equity compensation plans not approved by security holders	0	$0.00	0

Total	7,501	$12.37	160,580

(1)	These columns do not reflect the 588,961 shares of restricted stock granted to participants in the Stock Incentive Plan, the 151,532 shares of restricted stock purchased by or granted to participants under the management stock purchase plan provisions of the Stock Incentive Plan, nor any of the 130,000 unearned performance shares outstanding at October 31, 2010 at the maximum level, in each case since the inception of the stock incentive plan and net of forfietures and shares withheld at the election of participants to satisfy tax obligations.

(2)	Represents shares available for issuance under the Stock Incentive Plan.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2010 and 2009
Consolidated Statements of Operations — Years ended October 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows — Years ended October 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements — October 31, 2010
(a)2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
(a) 3. EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

Exhibit
Number	Description

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.8+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.9+	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.10+	Amendment dated July 21, 2010 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.)

10.11+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.12+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed on February 1, 2010, modified as reported in the Registrant’s Current Report on Form 8-K filed April 27, 2010.)

10.13+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.14 +	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.15+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.16 +	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.17+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended (for awards granted before August 2009). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

Exhibit
Number	Description

10.18+	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted after August 2009). (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.19+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.20+	Form of Restricted Stock Agreement between the Registrant and certain management employees for special restricted stock grant on December 21, 2009. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.)

10.21+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares (for fiscal 2008). (Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.22+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2009). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.23+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2010). (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.24+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2011).

10.25+	Employment Agreement dated as of September 15, 2009 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.26+	Employment Agreement dated as of September 15, 2009 between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.27+	Employment Agreement dated as of September 15, 2009 between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.28	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.29	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.30	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.31	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.32	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.33	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

Exhibit
Number	Description

10.34	Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.35	Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.36	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2008.)

10.37	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.38	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.41	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.42	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.43	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

(b)	Agreements Available Upon Request by the Commission.
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

Date: December 14, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr. Joe F. Sanderson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	12/14/10

/s/ John H. Baker, III John H. Baker, III, Director	12/14/10

/s/ Fred Banks, Jr. Fred Banks, Jr. Director	12/14/10

/s/ John Bierbusse John Bierbusse, Director	12/14/10

/s/ Lampkin Butts Lampkin Butts, Director, President and Chief Operating Officer	12/14/10

/s/ D. Michael Cockrell D. Michael Cockrell, Director, Treasurer and Chief Financial Officer	12/14/10

/s/ Ms. Toni Cooley Toni Cooley Director	12/14/10

/s/ James A. Grimes James A. Grimes, Secretary and Chief Accounting Officer (Principal Accounting Officer)	12/14/10

/s/ Beverly Wade Hogan Beverly Wade Hogan, Director	12/14/10

/s/ Robert C. Khayat Robert C. Khayat Director	12/14/10

/s/ Phil K. Livingston Phil K. Livingston, Director	12/14/10

/s/ Dianne Mooney Dianne Mooney Director	12/14/10

/s/ Gail Jones Pittman Gail Jones Pittman, Director	12/14/10

/s/ Charles W. Ritter, Jr. Charles W. Ritter, Jr., Director	12/14/10

/s/ Rowan Taylor Rowan Taylor, Director	12/14/10

EXHIBITS:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.8+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.9+	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

Exhibit
Number	Description

10.10+	Amendment dated July 21, 2010 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.)

10.11+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.12+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed on February 1, 2010, modified as reported in the Registrant’s Current Report on Form 8-K filed April 27, 2010.)

10.13+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.14 +	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.15+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.16 +	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.17+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended (for awards granted before August 2009). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.18+	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted after August 2009). (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.19+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.20+	Form of Restricted Stock Agreement between the Registrant and certain management employees for special restricted stock grant on December 21, 2009. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.)

10.21+	Form of Performance Share Agreement between Registrant and its officers and employees who are granted performance shares (for fiscal 2008). (Incorporated by reference to Exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.22+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2009). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.23+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2010). (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.24+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2011).

10.25+	Employment Agreement dated as of September 15, 2009 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

Exhibit
Number	Description

10.26+	Employment Agreement dated as of September 15, 2009 between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.27+	Employment Agreement dated as of September 15, 2009 between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.28	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.29	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.30	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.31	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.32	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.33	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.34	Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.35	Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.36	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2008.)

10.37	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.38	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.41	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

Exhibit
Number	Description

10.42	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.43	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.