Form 10-Q
period 2011-01-31
SANDERSON FARMS INC
filed 2011-02-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1
Par Value Per Share: 22,117,797 shares outstanding as of January 31, 2011.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed consolidated balance sheets—January 31, 2011 and October 31, 2010	3

Condensed consolidated statements of operations—Three months ended January 31, 2011 and 2010	4

Condensed consolidated statements of cash flows—Three months ended January 31, 2011 and 2010	5

Notes to condensed consolidated financial statements—January 31, 2011	6

Report of Independent Registered Public Accounting Firm	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

SIGNATURES	24
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2011	2010
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$622	$73,419
Accounts receivable, net	68,871	92,467
Inventories	170,370	153,289
Refundable income taxes	11,465	0
Deferred income taxes	10,975	1,760
Prepaid expenses and other current assets	23,491	24,033

Total current assets	285,794	344,968
Property, plant and equipment	901,782	883,638
Less accumulated depreciation	(400,627)	(389,911)

	501,155	493,727
Other assets	2,603	2,925

Total assets	$789,552	$841,620

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$88,879	$105,754
Current maturities of long-term debt	1,048	1,048

Total current liabilities	89,927	106,802
Long-term debt, less current maturities	61,908	62,075
Claims payable	2,400	2,100
Deferred income taxes	25,905	24,930
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 22,117,797 and 22,077,559 at January 31, 2011 and October 31, 2010, respectively	22,118	22,078
Paid-in capital	128,650	127,580
Retained earnings	458,644	496,055

Total stockholders’ equity	609,412	645,713

Total liabilities and stockholders’ equity	$789,552	$841,620

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	January 31,
	2011	2010
	(In thousands, except per share amounts)
Net sales	$427,732	$420,123
Cost and expenses:
Cost of sales	436,639	378,044
Live inventory adjustment	22,300	0
Selling, general and administrative	20,411	16,360

	479,350	394,404

OPERATING INCOME (LOSS)	(51,618)	25,719
Other income (expense):
Interest income	21	5
Interest expense	(456)	(1,132)
Other	29	5

	(406)	(1,122)

INCOME (LOSS) BEFORE INCOME TAXES	(52,024)	24,597

Income tax expense (benefit)	(18,468)	8,780

NET INCOME (LOSS)	$(33,556)	$15,817

Earnings (loss) per share:
Basic	$(1.52)	$.75

Diluted	$(1.52)	$.75

Dividends per share	$.17	$.15

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Operating activities
Net income (loss)	$(33,556)	$15,817
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,436	10,859
Non-cash stock compensation	1,375	2,688
Live inventory adjustment	22,300	0
Deferred income taxes	(8,240)	(435)
Change in assets and liabilities:
Accounts receivable, net	23,596	1,677
Refundable income taxes	(11,465)	1,567
Inventories	(39,381)	(12,174)
Prepaid expenses and other assets	914	(2,268)
Accounts payable, accrued expenses and other liabilities	(20,430)	(1,759)

Total adjustments	(19,895)	155

Net cash provided by (used in) operating activities	(53,451)	15,972

Investing activities
Capital expenditures	(18,946)	(23,298)
Net proceeds from sale of property and equipment	32	2

Net cash used in investing activities	(18,914)	(23,296)

Financing activities
Principal payments on long-term debt	(167)	(188)
Borrowings from revolving line of credit	0	10,000
Payments on revolving line of credit	0	(10,000)
Proceeds from issuance of restricted stock under stock compensation plans	322	435
Payments from common stock issued under stock compensation plans	(657)	(632)
Tax benefit on exercised stock options and vesting of restricted stock grants	70	180

Net cash used in financing activities	(432)	(205)

Net change in cash and cash equivalents	(72,797)	(7,529)
Cash and cash equivalents at beginning of period	73,419	8,194

Cash and cash equivalents at end of period	$622	$665

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,855)	$(3,150)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2011
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.
The consolidated balance sheet at October 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2010.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31,	October 31,
	2011	2010
	(In thousands)
Live poultry-broilers and breeders	$98,720	$96,962
Feed, eggs and other	29,374	27,732
Processed poultry	25,358	14,255
Processed food	9,720	8,611
Packaging materials	7,198	5,729

	$170,370	$153,289

The Company recorded an adjustment to value its live broilers at January 31, 2011 at market values rather than at cost. The value of live chickens, the cost for which are accumulated during the life of a flock as each flock is fed and cared for, is recorded at the lower of cost or market. Because market prices for corn and soybean meal have increased substantially since October 31, 2010, the projected cost to complete, process and sell broilers included in live inventory at January 31, 2011 is expected to exceed the market value for the finished product. Therefore, the Company’s results for the first quarter of fiscal 2011 include a charge of $22.3 million before income taxes to reduce the value of live inventories from cost to market. The Company’s live broiler inventory at October 31, 2010 was recorded at cost because the projected cost at that time to complete, process and sell broilers in inventory at October 31, 2010 was not expected to exceed the market value of the finished product. The Company recorded the inventory of breeders at October 31, 2010 and January 31, 2011 at cost, less accumulated amortization.
As a result of the adjustment described above to value live inventories at the lower of cost or market, inventories of live poultry were only $1.8 million higher at January 31, 2011 as compared to October 31, 2010, despite significantly higher grain prices and additional units of broilers in inventory at January 31, 2011 as compared to October 31, 2010. The increased units of broilers in inventory at January 31, 2011 resulted from fewer units of live broilers in inventory at October 31, 2010 in anticipation of the holiday season when demand for chicken is historically at its lowest point in the year, as well as having additional units of live poultry in inventory at January 31, 2011 at the new complex in Kinston and Lenoir County, North Carolina.

The increase in inventory of processed poultry resulted primarily from additional units of export product in inventory at January 31, 2011 as compared to October 31, 2010, which resulted from the timing of export sales and additional units of processed poultry at the Company’s new complex in Kinston and Lenoir County, North Carolina.
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of the Company’s October 31, 2010 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three months ended January 31, 2011 and January 31, 2010 was $1,375,000 and $2,688,000, respectively, and is detailed below.
During the three months ended January 31, 2011, participants in the Company’s Management Share Purchase Plan purchased a total of 8,225 shares of restricted stock at an average price of $39.10 per share and the Company issued 2,031 matching restricted shares. During the three months ended January 31, 2011 and 2010 the Company recorded compensation cost, included in the total stock based compensation expense above, of $44,000 and $54,000, respectively, related to the Management Share Purchase Plan.
On November 1, 2010, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 86,725 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2009 and 2010. The aggregate target number of shares specified in performance share agreements outstanding as of January 31, 2011 totaled 207,325. The Company recorded compensation cost, included in the total stock based compensation expense above, of $376,000 and $1,028,000 during the three months ended January 31, 2011 and January 31, 2010, respectively, related to the performance share agreements entered into during fiscal 2009. No compensation cost has been recorded for the performance share agreements entered into in fiscal 2010 and fiscal 2011, as achievement of the applicable performance based criteria is not deemed probable.
The Company has non-vested restricted stock grants outstanding that were granted during prior fiscal years with certain officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2011 related to all unvested restricted stock grants totaled 478,653. On February 17, 2011, the Company granted 86,725 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $43.70 per share and will vest on November 1, 2014. During the three months ended January 31, 2011 and 2010 the Company recorded compensation cost, included in the total stock based compensation expense above, of $955,000 and $1,606,000, respectively, related to restricted stock grants.
NOTE 4 — EARNINGS PER SHARE
ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260 clarifies that share-based payment awards entitling holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. These awards are included in the calculation of basic earnings per share under the two-class method, a change that reduces both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders.

The following table presents the calculation of earnings (loss) per share in accordance with the requirements of ASC 260 for the three months ended January 31, 2011 and 2010.

	For the three months ended
	January 31, 2011		January 31, 2010
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income (loss)	$(33,556)	$(33,556)	$15,817	$15,817
Distributed and undistributed (earnings) losses to unvested restricted stock	$0	$0	$(457)	$0

Distributed and undistributed earnings (losses) to common shareholders — Basic	$(33,556)	$(33,556)	$15,360	$15,817

Weighted average shares outstanding — Basic	22,097	22,097	20,360	20,360
Weighted average shares outstanding — Diluted	22,097	22,097	20,370	20,744

Earnings (loss) per common share — Basic	$(1.52)	$(1.52)	$0.75	$0.78
Earnings (loss) per common share — Diluted	$(1.52)	$(1.52)	$0.75	$0.76
NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, FASB issued ASU 2010-6, “Improving Disclosures About Fair Measurements”. ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	January 31, 2011		October 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

Total Debt (in millions)	$70	$63	$71	$63

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
NOTE 8 — CREDIT AGREEMENT
On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal years 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a onetime right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of January 31, 2011, the Company had no outstanding borrowings under the then existing revolving credit facility, but had $9.9 million outstanding letters of credit under the facility. As of February 24, 2011, the Company had borrowed $57.7 million under the new revolving credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 13, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 24, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2010.
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
     Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this report, the words “believes”, “estimates”, “plans”, “expects”, “should”,

“outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management’s beliefs about future demand for fresh chicken and future chicken market prices.
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
Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The new complex was completed within budget and initial operations began as expected during January 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity, at full production, to process 1,250,000 birds per week for the retail chill pack market. At full capacity, which is expected to be reached early during calendar 2012, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat.
On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. The Company announced on February 24, 2011 that this new complex will be placed on hold pending improvement in market fundamentals, including assurance that the supply of corn and other feed grains in the United States and the world will be adequate to meet the demands of end users of such grains at reasonable prices. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. We will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See “The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties” in the Risk Factors Section of our annual report on Form 10-K for the year ended October 31, 2010.
On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal years 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a onetime right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016.
EXECUTIVE OVERVIEW OF RESULTS
During the first quarter of fiscal 2011, the Company’s margins decreased primarily as a result of higher costs of feed grains in flocks sold and lower overall market prices for poultry products as compared to the first quarter of fiscal

2010. In addition, because of the increased costs of corn and soybean meal, the Company recorded a net realizable loss of $22.3 million during the first quarter of fiscal 2011 to lower the value of the Company’s inventory of live broilers at January 31, 2011 from cost to expected market value. While demand for fresh chicken in the retail grocery store market has been stable, demand from food service customers has remained soft as the supply of poultry meat has increased, resulting in lower market prices for poultry products during the first quarter of fiscal 2011 as compared to the first quarter of 2010. The Company expects this trend to continue at least through the second quarter of fiscal 2011. In addition, the costs of corn and soybean meal have increased significantly due to several factors, including lower than expected yields of both corn and soybeans during the 2010 crop year and uncertainty regarding the size and quality of the 2011 crop. The Company has not priced a significant portion of its remaining grain needs for fiscal 2011. Had it priced those needs at February 22, 2011 market prices, including the additional volume needed during fiscal 2011, cash feed grain prices would be approximately $330.7 million higher during fiscal 2011 as compared to fiscal 2010.
RESULTS OF OPERATIONS
Net sales during the three months ended January 31, 2011 were $427.7 million as compared to $420.1 million for the three months ended January 31, 2010, an increase of $7.6 million or 1.8%. Net sales of poultry products for the three months ended January 31, 2011 and January 31, 2010 were $402.4 million and $391.5 million, respectively, an increase of $10.9 million or 2.8%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 7.9%, partially offset by a decrease in the average sales price of poultry products of 4.8%. During the first quarter of fiscal 2011 the Company sold 630.7 million pounds of poultry products, up from 584.3 million pounds during the first quarter of fiscal 2010. The additional pounds of poultry products sold resulted from an increase in the number of chickens produced of 6.9% and an increase in the average live weight of chickens produced of 3.1%. The new Kinston complex began initial operation during January 2011 and sold 8.3 million pounds of poultry, or 1.3% of the total poultry pounds sold during the first quarter of fiscal 2011. The Company expects the new Kinston complex to process 21.1, 38.9 and 51.1 million pounds of dressed poultry in each of the subsequent quarters of fiscal 2011. Overall market prices for poultry products decreased during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 as a result of an increase in the supply of poultry products and sluggish demand from food service customers. Urner Barry market prices for boneless breast meat, tenders and jumbo wings decreased significantly during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 by 3.1%, 10.1% and 36.6%, respectively. However, the impact of these decreases was partially offset by improvements in the average Urner Barry prices for bulk leg quarters and the average market price for Georgia Dock whole birds of 2.8% and 3.5%, respectively, as compared to the same period a year ago. Net sales of prepared chicken products for the three months ended January 31, 2011 and 2010 were $25.3 million and $28.6 million, respectively, or a decrease of 11.7%, resulting from a decrease in the average sales price of prepared chicken products sold of 4.2% and a decrease in the pounds of prepared chicken products sold of 7.8% from 14.0 million during the first quarter of fiscal 2010 to 12.9 million pounds sold during the first quarter of fiscal 2011.
Cost of sales for the first quarter of fiscal 2011 was $436.6 million as compared to $378.0 million during the first quarter of fiscal 2010, an increase of $58.6 million or 15.5%. Cost of sales of poultry products sold during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 were $414.2 million and $352.6 million, respectively, an increase of $61.6 million or 17.5%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in the pounds of poultry products sold of 7.9%, and an increase in feed costs per pound of 21.0%.
Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	First Quarter 2011		First Quarter 2010		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Feed in broiler flocks sold	$216,037	$0.3426	$165,458	$0.2832	$50,579	$0.0594
All other cost of sales	$198,169	$0.3142	$187,170	$0.3204	$10,999	$(0.0062)

Total poultry cost of sales	$414,206	$0.6568	$352,628	$0.6036	$61,578	$0.0532

Poultry Pounds Sold	630,670		584,256

The average cost of feed in broiler flocks sold during the first quarter of fiscal 2011 as compared to the same quarter a year ago increased $50.6 million or $0.059 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $11.0 million, or a decrease of $0.006 per pound of poultry products sold compared to the same period a year ago. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. Costs of sales of the Company’s prepared chicken products were $22.4 million as compared to $25.4 million during fiscal 2010, a decrease of $3.0 million or 11.7%.
Selling, general and administrative costs during the first fiscal quarter of 2011 and 2010 were $20.4 million and $16.4 million, respectively. The following table includes the components of selling, general and administrative costs for the three months ended January 31, 2011 and 2010.
Selling, General and Administrative Costs
(In thousands)

Description	2011	2010

All other S,G & A	$13,405	$12,542
Start up expense	4,502	260
Stock compensation expense	1,277	2,431
Trainee Cost	1,227	1,127

Total S,G & A	$20,411	$16,360

As illustrated in the table above, the increase in selling, general and administrative costs during the first fiscal quarter of 2011 as compared to fiscal 2010 resulted from additional administrative costs related to start up of the new Kinston and Lenoir County poultry complex. The Company began operations at the new Kinston complex during January 2011, at which time all Kinston costs, excluding customer service department costs, were included in cost of sales. The Company will not have any start up costs in subsequent quarters related to the Kinston complex.
The Company recorded a charge of $22.3 million to lower the value of live broiler inventories on hand at January 31, 2011 from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. However, the Company estimates that the cost to grow live birds in inventory on January 31, 2011 to a marketable age and then process and distribute those birds during February and March 2011 will be higher than the anticipated sales price during those months. Accordingly, the Company adjusted the value of live inventory from cost to market.
For the first quarter of fiscal 2011, the Company’s operating loss was $51.6 million as compared to an operating income of $25.7 million for the first quarter of fiscal 2010. The reduction in the Company’s operating margin resulted primarily from higher cost of feed grains included in flocks sold and a decline in overall market prices of poultry products during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, as described above. In addition, because of the increased costs of corn and soybean meal the Company recorded a charge of $22.3 million during the first quarter of fiscal 2011 to lower the value of the Company’s inventory of live broilers at January 31, 2011 from cost to market value.
Interest expense during the first quarter of fiscal 2011 and fiscal 2010 was $456,000 and $1.1 million, respectively. The decrease in interest expense during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 resulted primarily from capitalized interest of $630,000 related to the construction of the new complex in Kinston and Lenoir County, North Carolina. During the first quarter of fiscal 2010 the Company capitalized $51,000 in interest cost for the construction of the new complex in Kinston and Lenoir County, North Carolina.

The Company’s effective tax rates for the first quarter of fiscal 2011 and fiscal 2010 were 35.5% and 35.7%, respectively and differ from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.
The net loss for the three months ended January 31, 2011 was $33.6 million or $1.52 per share as compared to net income of $15.8 million or $0.75 per share for the three months ended January 31, 2010.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2011 was $195.9 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.2 to 1. The Company’s working capital and current ratio at October 31, 2010 was $238.2 million and 3.2 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2011 include cash on hand at October 31, 2010 and borrowings under the Company’s revolving credit facility with nine banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, to increase the line of credit to $500.0 million from $300.0 million and to extend the terms until 2016 from 2013. As of January 31, 2011, the Company has no outstanding borrowings under the revolving credit facility, but the Company does have $9.9 million outstanding letters of credit under the credit facility.
The Company’s cash position at January 31, 2011 and October 31, 2010 consisted of $0.6 million and $73.4 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at January 31, 2011 and October 31, 2010 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by (used in) operating activities during the first quarter of fiscal 2011 and fiscal 2010 were ($53.4) million and $16.0 million, respectively. The decrease in cash flows from operating activities of $69.4 million resulted primarily from lower overall market prices for poultry products, higher prices for feed grains and funds required to pay for additional inventories of live and processed poultry at the new Kinston facility during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.
Cash flows used in investing activities during the first quarter of fiscal 2011 and 2010 were $18.9 million and $23.3 million, respectively. The Company’s capital expenditures during the first quarter of fiscal 2011 were $18.9 million and included $10.0 million for construction of the Company’s new Kinston and Lenoir County, North Carolina complex. During the first quarter of fiscal 2010, the Company spent approximately $23.3 million and included $12.7 million for construction of the company’s new Kinston and Lenoir County, North Carolina complex. Excluding the Kinston and Lenoir County complex, the Company’s capital expenditures during fiscal 2011 and 2010 were $8.9 million and $10.6 million, respectively.
Cash flows used in financing activities during the first quarter of fiscal 2011 and 2010 were $0.4 million and $0.2 million, respectively. The Company borrowed no additional funds under its revolving credit facility in either quarter ended January 31, 2011 or January 31, 2010. During the first quarter of fiscal 2011, the Company’s unfavorable profit margin required it to use cash on hand at the beginning of fiscal 2011 to fund operations and to invest in fixed assets and inventories at the Company’s new complex in Kinston and Lenoir County, North Carolina. During fiscal 2010 the Company’s operating margin was adequate to fund operations and to invest in fixed assets at the Company’s new complex in Kinston and Lenoir County, North Carolina.
The Company’s capital budget for fiscal 2011 is approximately $60.5 million and will be funded by cash on hand at October 31, 2010, internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving line of credit facility. The Company had $432.4 million available under the revolving line of credit at February 24, 2011. The fiscal 2011 capital budget includes approximately $12.8 million for construction of the poultry complex in Kinston, North Carolina and $11.9 million in vehicle operating leases, of which $7.2 million are for vehicles to be used at the Kinston, North Carolina complex. Also included in the fiscal 2011 capital budget is $4.8 million in quality control equipment that was carried forward from the Company’s fiscal 2010 capital budget and $5.1 million for software replacement. Excluding these capital items, the Company’s capital budget for fiscal 2011 would be $25.9 million.
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
Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The new complex was completed within budget and with initial operations beginning as expected during January 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity at full production to process 1,250,000 birds per week for the retail chill pack market. At full capacity, which is expected to be reached early during calendar 2012, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat.
On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. The Company announced on February 24, 2011 that this new complex will be placed on hold pending improvement in market fundamentals, including assurance that the supply of corn and other feed grains in the United States and the world will be adequate to meet the demands of end users of such grains at reasonable prices. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. We will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See “The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties” in the Risk Factors Section of our annual report on Form 10-K for the year ended October 31, 2010.
On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal years 2011 and $55 million for fiscal years 2012, 2013, 2014 and 2015. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a onetime right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of January 31, 2011, the Company had no outstanding borrowings under the then existing revolving credit facility, but had $9.9 million outstanding letters of credit under the facility. As of February 24, 2011, the Company had borrowed $57.7 million under the new revolving credit facility.

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
As of January 31, 2011, the Company recorded a $22.3 million adjustment to reduce the value of its inventory of live broilers from cost to market value. The adjustment was determined by estimating the extent to which the accumulated cost of live poultry inventories of broilers at January 31, 2011, plus the estimated remaining costs of their grow-out, processing, marketing and sale, exceeded the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. In making this adjustment, the value of no individual live broiler flock was reduced by an amount greater than its’ accumulated cost as of January 31, 2011. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections and the Company’s actual results could vary from those estimated.
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
New Accounting Pronouncements
In January 2010, FASB issued ASU 2010-6, “Improving Disclosures About Fair Measurements”. ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2011. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During its first fiscal quarter, the company repurchased shares of its common stock as follows:

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs
November 1, 2010 — November 30, 2010	0	$00.00	0	288,054
December 1, 2010 — December 31, 2010	15,879	$41.38	15,879	272,175
January 1, 2011 — January 31, 2011	0	$00.00	0	272,175
Total	15,879	$41.38	15,879	272,175

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	The Company announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. On October 22, 2009, the Company announced that its Board of Directors expanded its stock repurchase program to cover the repurchase of up to 1 million shares. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 727,825 shares as of January 31, 2011 under the authorized stock repurchase program.

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
     Exhibit 10.1 Second Amendment dated December 13, 2010 to Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on December 14, 2010.)
     Exhibit 10.2+ Form of Amendment Number 1 dated as of December 13, 2010 to Restricted Stock Agreement dated January 29, 2009, Restricted Stock Agreement dated November 1, 2009 and Restricted Stock Agreement dated December 21, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on December 23, 2010.)
     Exhibit 10.3+ Sanderson Farms, Inc. Bonus Award Program effective November 1, 2010. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 31, 2011.)
     Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.
     Exhibit 31.1* Certification of Chief Executive Officer.
     Exhibit 31.2* Certification of Chief Financial Officer.
     Exhibit 32.1** Section 1350 Certification.
     Exhibit 32.2** Section 1350 Certification.
     Exhibit 101.INS*** XBRL Instance Document

     Exhibit 101.SCH*** XBRL Taxonomy Extension Schema
     Exhibit 101.CAL*** XBRLTaxonomy Extension Calculation Linkbase
     Exhibit 101.DEF*** XBRL Taxonomy Extension Definition Linkbase
     Exhibit 101.LAB*** XBRL Taxonomy Extension Label Linkbase
     Exhibit 101.PRE*** XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC. (Registrant)
Date: February 24, 2011	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 24, 2011	By:	/s/ James A. Grimes
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Second Amendment dated December 13, 2010 to Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on December 14, 2010.)

10.2+	Form of Amendment Number 1 dated as of December 13, 2010 to Restricted Stock Agreement dated January 29, 2009, Restricted Stock Agreement dated November 1, 2009 and Restricted Stock Agreement dated December 21, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on December 23, 2010.)

10.3+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2010. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 31, 2011.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit
Number	Description of Exhibit
101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.