Form 10-Q
period 2011-04-30
SANDERSON FARMS INC
filed 2011-05-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,139,240 shares outstanding as of April 30, 2011.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed consolidated balance sheets—April 30, 2011 and October 31, 2010	3

Condensed consolidated statements of operations—Three and six months ended April 30, 2011 and 2010	4

Condensed consolidated statements of cash flows—Six months ended April 30, 2011 and 2010	5

Notes to condensed consolidated financial statements— April 30, 2011	6

Report of Independent Registered Public Accounting Firm	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

SIGNATURES	26
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2011	2010
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,171	$73,419
Accounts receivable, net	77,376	92,467
Inventories	213,844	153,289
Refundable income taxes	34,591	0
Deferred income taxes	5,373	1,760
Prepaid expenses and other current assets	24,282	24,033

Total current assets	356,637	344,968
Property, plant and equipment	919,574	883,638
Less accumulated depreciation	(411,913)	(389,911)

	507,661	493,727
Other assets	4,970	2,925

Total assets	$869,268	$841,620

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$84,985	$105,754
Current maturities of long-term debt	1,048	1,048

Total current liabilities	86,033	106,802
Long-term debt, less current maturities	154,441	62,075
Claims payable	2,300	2,100
Deferred income taxes	35,850	24,930
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 22,139,240 and 22,077,559 at April 30, 2011 and October 31, 2010, respectively	22,139	22,078
Paid-in capital	130,011	127,580
Retained earnings	438,494	496,055

Total stockholders’ equity	590,644	645,713

Total liabilities and stockholders’ equity	$869,268	$841,620

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net sales	$479,342	$487,101	$907,074	$907,224
Cost and expenses:
Cost of sales	479,366	412,109	938,305	790,153
Live inventory adjustment	6,000	0	6,000	0
Selling, general and administrative	16,813	19,277	37,224	35,637

	502,179	431,386	981,529	825,790

OPERATING INCOME (LOSS)	(22,837)	55,715	(74,455)	81,434
Other income (expense):
Interest income	9	11	30	16
Interest expense	(1,491)	(1,161)	(1,947)	(2,293)
Other	468	2	497	7

	(1,014)	(1,148)	(1,420)	(2,270)

INCOME (LOSS) BEFORE INCOME TAXES	(23,851)	54,567	(75,875)	79,164

Income tax expense (benefit)	(7,575)	19,480	(26,043)	28,260

NET INCOME (LOSS)	$(16,276)	$35,087	$(49,832)	$50,904

Earnings (loss) per share:
Basic	$(0.74)	$1.62	$(2.25)	$2.39

Diluted	$(0.74)	$1.62	$(2.25)	$2.39

Dividends per share	$0.17	$0.15	$0.34	$0.30

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	April 30,
	2011	2010
	(In thousands)
Operating activities
Net income (loss)	$(49,832)	$50,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,158	21,850
Non-cash stock compensation	2,810	4,054
Deferred income taxes	7,307	(70)
Change in assets and liabilities:
Accounts receivable, net	15,090	(7,305)
Refundable income taxes	(34,591)	1,567
Inventories	(60,555)	(4,368)
Prepaid expenses and other assets	(2,667)	(552)
Accounts payable, accrued expenses and other liabilities	(24,443)	7,202

Total adjustments	(72,891)	22,378

Net cash provided by (used in) operating activities	(122,723)	73,282

Investing activities
Capital expenditures	(37,764)	(55,668)
Net proceeds from sale of property and equipment	47	31

Net cash used in investing activities	(37,717)	(55,637)

Financing activities
Principal payments on long-term debt	(335)	(347)
Borrowings from revolving line of credit	92,701	10,000
Payments on revolving line of credit	0	(50,000)
Net proceeds from secondary offering of common stock	0	115,541
Proceeds from issuance of restricted stock under stock compensation plans	553	658
Payments from issuance of common stock under stock compensation plans	(969)	(1,519)
Tax benefit on exercised stock options and vesting of restricted stock grants	97	180
Dividends paid	(3,855)	(3,150)

Net cash provided by financing activities	88,192	71,363

Net change in cash and cash equivalents	(72,248)	89,008
Cash and cash equivalents at beginning of period	73,419	8,194

Cash and cash equivalents at end of period	$1,171	$97,202

Supplemental disclosure of non-cash financing activity
Dividends payable	$3,874	$3,497

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2011
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30,	October 31,
	2011	2010
	(In thousands)
Live poultry-broilers and breeders	$132,281	$96,962
Feed, eggs and other	31,132	27,732
Processed poultry	33,434	14,255
Processed food	9,756	8,611
Packaging materials	7,241	5,729

	$213,844	$153,289

The Company recorded an adjustment to value its live broilers at April 30, 2011 at market values rather than at cost. The value of live chickens, the cost for which are accumulated during the life of a flock as each flock is fed and cared for, is recorded at the lower of cost or market. Because market prices for corn and soybean meal have increased substantially since October 31, 2010, the projected cost to complete, process and sell broilers included in live inventory at April 30, 2011 is expected to exceed the market value for the finished product. Therefore, the Company’s results for the second quarter of fiscal 2011 include a charge of $6.0 million before income taxes to reduce the value of live inventories from cost to market. The Company’s live broiler inventory at October 31, 2010 was recorded at cost because the projected cost at that time to complete, process and sell broilers in inventory at October 31, 2010 was not expected to exceed the market value of the finished product. The Company recorded the inventory of breeders at October 31, 2010 and April 30, 2011 at cost, less accumulated amortization.
The Company’s inventory of live poultry was higher at April 30, 2011 as compared to October 31, 2010 due to significantly higher grain prices and additional units of broilers in inventory at April 30, 2011 as compared to October 31, 2010. The increase in the number of live broilers in inventory at April 30, 2011 resulted from fewer units of live broilers in inventory at October 31, 2010 in anticipation of the holiday season when demand for chicken is historically at its lowest point in the year, as well as having additional units of live poultry in inventory at April 30, 2011 at the new complex in Kinston and Lenoir County, North Carolina.
The increase in inventory of processed poultry resulted primarily from additional units of export product in inventory at April 30, 2011 as compared to October 31, 2010, which resulted from the timing of export sales and additional units of processed poultry at the Company’s new complex in Kinston and Lenoir County, North Carolina.
The increase in packaging materials resulted primarily from additional units in inventory at April 30, 2011 as compared to October 31, 2010 at the Company’s new complex in Kinston and Lenoir County, North Carolina.
For the six months ending April 30, 2011 cost of sales include an adjustment of $22.3 million to record live broiler inventory at market value as of January 31, 2011. The adjustment was necessary as of January 31, 2011 because the projected cost at that time to complete, process and sell the broilers was not expected to exceed the market value of finished product.

NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of the Company’s October 31, 2010 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the six months ended April 30, 2011 and April 30, 2010 was $2,810,000 and $4,054,000, respectively, and is detailed below.
During the six months ended April 30, 2011, participants in the Company’s Management Share Purchase Plan purchased a total of 13,259 shares of restricted stock at an average price of $41.69 per share and the Company issued 3,267 matching restricted shares. During the six months ended April 30, 2011 and 2010 the Company recorded compensation cost, included in the total stock based compensation expense above, of $99,000 and $159,000, respectively, related to the Management Share Purchase Plan.
On November 1, 2010, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 86,725 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2009 and 2010. The aggregate target number of shares specified in performance share agreements outstanding as of April 30, 2011 totaled 207,325. The Company recorded compensation cost, included in the total stock based compensation expense above, of $724,000 and $1,415,000 during the six months ended April 30, 2011 and April 30, 2010, respectively, related to the performance share agreements entered into during fiscal 2009. No compensation cost has been recorded for the performance share agreements entered into in fiscal 2010 and fiscal 2011, as achievement of the applicable performance based criteria is not deemed probable.
On February 17, 2011, the Company granted 86,725 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $43.70 per share and will vest on November 1, 2014. Also on February 17, 2011, the company granted 25,300 shares of restricted stock to certain outside directors. The restricted stock had a grant date fair value of $43.70 per share and vest one, two or three years from the date of the grant. The Company has non-vested restricted stock grants outstanding that were granted during prior fiscal years with certain officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2011 related to all unvested restricted stock grants totaled 569,780. During the three months ended April 30, 2011 and 2010 the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,987,000 and $2,480,000, respectively, related to restricted stock grants.
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

The following tables present the calculation of earnings (loss) per share in accordance with the requirements of ASC 260 for the three and six months ended April 30, 2011 and April 30, 2010.

	For the three months ended
	April 30, 2011		April 30, 2010
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income (loss)	$(16,276)	$(16,276)	$35,087	$35,087
Distributed and undistributed (earnings) losses to unvested restricted stock	0	0	(960)	0

Distributed and undistributed earnings (losses) to common shareholders — Basic	$(16,276)	$(16,276)	$34,127	$35,087

Weighted average shares outstanding — Basic	22,133	22,133	21,020	21,020
Weighted average shares outstanding — Diluted	22,133	22,133	21,031	21,350

Earnings (loss) per common share — Basic	$(0.74)	$(0.74)	$1.62	$1.67
Earnings (loss) per common share — Diluted	$(0.74)	$(0.74)	$1.62	$1.64

	For the six months ended
	April 30, 2011		April 30, 2010
	Two-class	Treasury	Two-class	Treasury
	method	stock method	method	stock method
	(In thousands, except share and per share data)
Net income (loss)	$(49,832)	$(49,832)	$50,904	$50,904
Distributed and undistributed (earnings) losses to unvested restricted stock	0	0	(1,428)	0

Distributed and undistributed earnings (losses) to common shareholders — Basic	$(49,832)	$(49,832)	$49,476	$50,904

Weighted average shares outstanding — Basic	22,115	22,115	20,690	20,690
Weighted average shares outstanding — Diluted	22,115	22,115	20,701	21,047

Earnings (loss) per common share — Basic	$(2.25)	$(2.25)	$2.39	$2.46
Earnings (loss) per common share — Diluted	$(2.25)	$(2.25)	$2.39	$2.42
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

Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows:

	April 30, 2011		October 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

Total Debt (in millions)	$162	$155	$71	$63

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
NOTE 8 — CREDIT AGREEMENT
On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of April 30, 2011, the Company had borrowed $92.7 million under the revolving credit facility and had $9.9 million in outstanding letters of credit under the facility. As of May 20, 2011, the Company had borrowed $117.7 million, leaving $372.4 million available under the new revolving credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
May 24, 2011

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
The Company’s prepared chicken product line includes approximately 60 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The new complex was completed within budget and initial operations began as expected during January 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity, at full production, to process 1,250,000 birds per week for the retail chill pack market. At full capacity, which is expected to be reached early during calendar 2012, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. During the second quarter of fiscal 2011 the new Kinston processing plant processed 25.2 million pounds of dressed poultry meat.
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
On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

EXECUTIVE OVERVIEW OF RESULTS
During the second quarter and first half of fiscal 2011, the Company’s margins decreased primarily as a result of higher costs of feed grains in flocks sold and lower overall market prices for poultry products as compared to the same periods during fiscal 2010. While demand for fresh chicken in the retail grocery store market has been stable, demand from food service customers has remained soft as the supply of poultry meat has increased, resulting in overall lower market prices for poultry products during the second quarter and first half of fiscal 2011 as compared to the same periods during fiscal 2010. The Company expects this trend to continue at least through the third quarter of fiscal 2011. The costs of corn and soybean meal have increased significantly due to several factors, including lower than expected yields of both corn and soybeans during the 2010 crop year and uncertainty regarding the size and quality of the 2011 crop. The Company has priced a significant portion of its grain needs for fiscal 2011. If the remaining needs were priced at May 20, 2011 market prices, including the additional volume needed during fiscal 2011, cash feed grain prices would be approximately $338.7 million higher during fiscal 2011 as compared to fiscal 2010.
RESULTS OF OPERATIONS
Net sales during the second quarter of fiscal 2011 were $479.3 million as compared to $487.1 million during the second quarter of fiscal 2010, a decrease of $7.8 million or 1.6%. Net sales of poultry products for the second quarter of fiscal 2011 and fiscal 2010 were $451.3 million and $456.8 million, respectively, a decrease of $5.5 million or 1.2%. The decrease in net sales of poultry products resulted from a decrease in the average sales price of poultry products of 1.3%. During the second quarter of fiscal 2011 the Company sold 670.7 million pounds of poultry products compared to 669.9 million pounds during the second quarter of fiscal 2010. Although the Company processed approximately 25.2 million more pounds of poultry products during the second quarter of fiscal 2011 as compared to the second quarter of 2010, pounds of poultry products sold increased by only 790,210 for that period due to the timing of export sales. The new Kinston complex began initial operations during January 2011 and sold 25.2 million pounds of poultry products during the second quarter of fiscal 2011, or 3.8% of the Company’s total poultry pounds sold during the second quarter of fiscal 2011. The Company expects the new Kinston complex to process 38.9 million and 51.1 million pounds of dressed poultry during the third and fourth quarters of fiscal 2011, respectively. Overall market prices for poultry products decreased during the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 as a result of an increase in the supply of poultry products and sluggish demand from food service customers. Urner Barry market prices for boneless breast meat, tenders and jumbo wings decreased significantly during the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 by 10.6%, 2.9% and 45.5%, respectively. However, the impact of these decreases was partially offset by improvements in the average Urner Barry prices for bulk leg quarters and the average market price for Georgia Dock whole birds of 17.7% and 2.0%, respectively, as compared to the same period a year ago. Net sales of prepared chicken products for the three months ended April 30, 2011 and 2010 were $28.0 million and $30.3 million, respectively, a decrease of 7.6%, resulting primarily from a decrease in the pounds of prepared chicken products sold of 7.2% from 15.2 million pounds during the second quarter of fiscal 2010 to 14.1 million pounds sold during the second quarter of fiscal 2011.
Net sales during the first half of fiscal 2011 were $907.1 million as compared to $907.2 million for the first half of fiscal 2010. Net sales of poultry products for the first half of fiscal 2011 and fiscal 2010 were $853.8 million as compared to $848.3 million, respectively, an increase of $5.5 million or 0.7%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 3.8%, offset by a decrease in the average sales price of poultry products of 3.0%. During the first half of fiscal 2011 the Company sold 1,301.4 million pounds of poultry products, up from 1,254.2 million pounds during the first half of fiscal 2010, an increase of 47.2 million primarily as a result of the pounds sold from the new Kinston complex. The new Kinston complex began initial operation during January 2011 and sold 33.6 million pounds of poultry through April 30, 2011, or 2.6% of the Company’s total poultry pounds sold for the first half of fiscal 2011. Overall market prices for poultry products decreased during the first half of fiscal 2011 as compared to the first half of fiscal 2010 as a result of an increase in the supply of poultry products and sluggish demand from food service customers. Urner Barry market prices for boneless breast meat, tenders and jumbo wings decreased significantly during the first half of fiscal 2011 as compared to the first half of fiscal 2010 by 7.3%, 6.4% and 40.6%, respectively. However, the impact of these decreases was partially offset by improvements in the average Urner Barry prices for bulk leg quarters and the average market price for Georgia Dock whole birds of 10.4% and 2.7%, respectively, as compared to the same period a year ago. Net sales of prepared chicken products for the first half of fiscal 2011 and fiscal 2010 were $53.3 million and $59.0 million, respectively, or a decrease of 9.6%, resulting from a decrease in the average sales price of prepared chicken products sold of 2.3% and a decrease in the pounds of prepared chicken products sold of 7.5% from 29.2 million pounds during the first half of fiscal 2010 to 27.1 million pounds sold during the first half of fiscal 2011.
Cost of sales for the second quarter of fiscal 2011 was $479.4 million as compared to $412.1 million during the second quarter of fiscal 2010, an increase of $67.3 million or 16.3%. Cost of sales of poultry products sold during the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 were $454.0 million and $385.1 million, respectively, an increase of $68.9 million or 17.9%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in feed costs per pound of 41.3%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Second Quarter 2011			Second Quarter 2010		Incr/(Decr)
Description	Dollars		Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Feed in broiler flocks sold	$259,589		$0.3870	$183,432	$0.2738	$76,157	$0.1132
All other cost of sales	$216,700		$0.3231	$201,693	$0.3011	$15,006	$0.0220

Total poultry cost of sales	$476,289	(1)	$0.7101	$385,125	$0.5749	$91,163	$0.1352

Poultry Pounds Sold	670,712			669,922

Note (1) — Excludes the $22.3 million live inventory adjustment described in “Inventories” below for comparative purposes.
The average cost of feed in broiler flocks sold during the second quarter of fiscal 2011 as compared to the same quarter a year ago increased $76.2 million or $0.1132 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $15.0 million, or $0.0220 per pound of poultry products sold compared to the same period a year ago. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs, including those same costs incurred at the new Kinston, North Carolina complex during the second quarter of fiscal 2011. The new Kinston complex will have a higher average cost of sales per pound than similar Company complexes, excluding feed costs, until the new Kinston complex reaches full capacity during the second quarter of fiscal 2012. Higher per pound costs at Kinston was the primary factor for the increase per pound of all other cost of sales of $0.0220 during the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. Costs of sales of the Company’s prepared chicken products were $25.4 million as compared to $27.0 million during fiscal 2010, a decrease of $1.6 million or 6.0%.
Cost of sales for the first half of fiscal 2011 was $938.3 million as compared to $790.2 million during the first half of fiscal 2010, an increase of $148.1 million or 18.8%. Cost of sales of poultry products sold during the first half of fiscal 2011 as compared to the first half of fiscal 2010 were $890.5 million and $737.8 million, respectively, an increase of $152.7 million or 20.7%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in feed costs per pound of 31.3% and an increase in the pounds of poultry products sold of 3.8%.

Poultry Cost of Sales
(In thousands, except per pound data)

	First Half 2011		First Half 2010		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Feed in broiler flocks sold	$475,544	$0.3654	$348,888	$0.2782	$126,656	$0.0872
All other cost of sales	$414,951	$0.3189	$388,865	$0.3101	$26,086	$0.0088

Total poultry cost of sales	$890,495	$0.6843	$737,753	$0.5882	$152,742	$0.0960

Poultry Pounds Sold	1,301,382		1,254,177
The average cost of feed in broiler flocks sold during the first half of fiscal 2011 as compared to the first half of fiscal 2010 increased $126.7 million or $0.0872 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $26.1 million, or an increase of $0.0088 per pound of poultry products sold compared to the same period a year ago. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs, including those same costs incurred at the new Kinston, North Carolina complex during the first half of fiscal 2011. The new Kinston complex will have a higher average cost of sales per pound than similar Company complexes, excluding feed costs, until the new Kinston complex reaches full capacity during the second quarter of fiscal 2012. Higher per pound costs at Kinston was the primary factor for the increase per pound of all other cost of sales of $0.0088 during the first half of fiscal 2011 as compared to the first half of fiscal 2010. Costs of sales of the Company’s prepared chicken products were $47.8 million as compared to $52.4 million during fiscal 2010, a decrease of $4.6 million or 8.8%.
The Company recorded a charge of $6.0 million to lower the value of live broiler inventories on hand at April 30, 2011 from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. However, the Company estimates that the cost to grow live birds in inventory on April 30, 2011 to a marketable age and then process and distribute those birds during May and June 2011 will be higher than the anticipated sales price during those months. Accordingly, the Company adjusted the value of live inventory from cost to market.
Selling, general and administrative costs during the three and six months ended April 30, 2011 were $16.8 million and $37.2 million, respectively. Selling, general and administrative costs during the three and six months ended April 30, 2010 were $19.3 million and $35.6 million, respectively. The following table includes the components of selling, general and administrative costs for the three months and six months ended April 30, 2011 and 2010.
Selling, General and Administrative Cost
(in thousands)

	Quarter		Year to Date
	2011	2010	2011	2010

Start up expense-Kinston N.C.	$0	$875	$4,502	$1,135
Trainee expense	1,148	1,085	2,375	2,212
Stock compensation expense	1,353	1,365	2,630	3,796
ESOP expense	0	3,300	0	3,300
All other S,G & A	14,312	12,652	27,717	25,194

Total S,G & A	$16,813	$19,277	$37,224	$35,637

As illustrated in the table above, the decrease in selling, general and administrative costs during the second fiscal quarter of 2011 as compared to the second fiscal quarter of 2010 resulted from an accrual during the second quarter of fiscal 2010 towards a contribution to the Company’s Employee Stock Ownership Plan. Contributions to the Company’s ESOP plan are based on profitability, and accordingly, no such accrual has been recorded during the first six months of fiscal 2011. For the six months ended April 30, 2011, selling, general and administrative costs were $1.6 million higher as start up cost incurred during fiscal 2011 prior to beginning of operations at the new complex in Kinston, North Carolina, were only partially offset by a reduction in the ESOP expense. The Company began operations at the new Kinston complex during January 2011, at which time all Kinston costs, excluding customer service department costs, were included in cost of sales. The Company recorded no start up cost during the second quarter of fiscal 2011 nor will the Company incur any start up costs in subsequent quarters related to the Kinston complex.
The Company’s operating loss for the second quarter of fiscal 2011 was $22.8 million as compared to operating income of $55.7 million for the second quarter of fiscal 2010, a decrease of $78.5 million. For the first six months of fiscal 2011 the Company’s operating loss was $74.5 million as compared to operating income for the first six months of fiscal 2010 of $81.4 million, a decrease of $155.9 million. The reduction in the Company’s operating margin during fiscal 2011 as compared to fiscal 2010 resulted primarily from higher cost of feed grains included in flocks sold and a decline in overall market prices of poultry products, as described above.
Interest expense during the three and six months ended April 30, 2011 was $1.5 million and $1.9 million as compared to interest expense during the three and six months ended April 30, 2010 of $1.2 million and $2.3 million, respectively. The Company capitalized $630,000 during fiscal 2011 to the construction of the new complex in Kinston, North Carolina, all of which was capitalized during November and December 2010 prior to the start up of operations in January 2011. During the first and second quarters of fiscal 2010 the Company capitalized interest cost of $51,000 and $58,000, respectively, to the construction of the new complex in Kinston and Lenoir County, North Carolina.
The Company’s effective tax rates for the second quarter and first half of fiscal 2011 were 31.8% and 34.3% respectively as compared to 35.7% for the same periods during fiscal 2010. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. The Company expects the effective tax rate to be 34.3% during the second half of fiscal 2011.
The net loss during the three and six months ended April 30, 2011 was $16.3 million or $0.74 per share and $49.8 million or $2.25 per share, respectively. Net income for the three and six months ended April 30, 2010 was $35.1 million or $1.62 per share and $50.9 million or $2.39 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2011 was $270.6 million and its current ratio, calculated by dividing current assets by current liabilities, was 4.1 to 1. The Company’s working capital and current ratio at October 31, 2010 were $238.2 million and 3.2 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2011 include cash on hand at October 31, 2010 and borrowings under the Company’s revolving credit facility with nine banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, increase the line of credit to $500.0 million from $300.0 million and to extend the terms until 2016 from 2013. As of April 30, 2011, the Company had borrowed $92.7 million under the revolving credit facility and had $9.9 million outstanding in letters of credit. As of May 20, 2011, the Company had borrowed $117.7 million, leaving $372.4 million available under the new revolving credit facility.
The Company’s cash position at April 30, 2011 and October 31, 2010 consisted of $1.2 million and $73.4 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at April 30, 2011 and October 31, 2010 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by (used in) operating activities during the first six months of fiscal 2011 and fiscal 2010 were ($122.7) million and $73.3 million, respectively. The decrease in cash flows from operating activities of $196.0 million resulted primarily from higher prices for feed grains, lower overall market prices for poultry products, and funds required to pay for additional inventories of live and processed poultry at the new Kinston facility during the first six months of fiscal 2011 as compared to the first quarter of fiscal 2010.

Cash flows used in investing activities during the first six months of fiscal 2011 and 2010 were $37.7 million and $55.6 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2011 were $37.8 million and included $14.3 million for construction of the Company’s new Kinston and Lenoir County, North Carolina complex. During the first six months of fiscal 2010, the Company spent approximately $55.7 million on capital expenditures including $35.2 million for construction of the company’s new Kinston and Lenoir County, North Carolina complex. Excluding the Kinston and Lenoir County complex, the Company’s capital expenditures during the first six months of fiscal 2011 and 2010 were $23.5 million and $20.5 million, respectively.
Cash flows provided by financing activities during the first six months of fiscal 2011 and 2010 were $88.2 million and $71.4 million, respectively. During the first six months of fiscal 2011, the Company’s unfavorable profit margin required it to use cash on hand at the beginning of fiscal 2011, as well as borrowings under the revolving credit facility to fund operations and to invest in fixed assets and inventories at the Company’s new complex in Kinston and Lenoir County, North Carolina. During fiscal 2010 the Company’s operating margin was adequate to fund operations and to invest in fixed assets at the Company’s new complex in Kinston and Lenoir County, North Carolina. On April 7, 2010 the Company sold 2.3 million shares of its common stock at $53.00 per share resulting in net proceeds from the secondary offering of approximately $115.0 million. The Company used $40.0 million of the proceeds from the sale of the stock to pay off the outstanding draws under its revolving credit facility, with the remaining proceeds used to finance a portion of the construction of its new retail poultry complex in Kinston, North Carolina, a potential new big bird poultry complex to be located in North Carolina and general corporate purposes.
The Company’s capital budget for fiscal 2011 is approximately $62.5 million and will be funded by cash on hand at October 31, 2010, internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving line of credit facility. The Company expects to place $11.9 million of these capital budget items under operating leases. The fiscal 2011 capital budget includes approximately $11.9 million in vehicle operating leases, of which $7.2 million are for vehicles to be used at the Kinston, North Carolina complex. Also included in the fiscal 2011 capital budget is $4.8 million in quality control equipment that was carried forward from the Company’s fiscal 2010 capital budget and $5.1 million for software replacement.
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
On March 29, 2010 the Company announced that it had commenced an underwritten registered public offering of 2,000,000 shares of its common stock under its shelf registration statement. In connection with this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any. On April 7, 2010 the Company announced the closing of its underwritten registered public offering of 2,300,000 shares of its common stock, including 300,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The offering price to the public was $53.00 per share. The Company also announced it intended to use the net proceeds from the offering, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina, and a second potential complex to be located in North Carolina, discussed below. Pending such uses, net proceeds from the offering were used to reduce indebtedness and to invest in cash and cash equivalents. The Company has used some of the invested proceeds as working capital and for general corporate purposes.
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
On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55 million for fiscal years 2012, 2013, 2014 and 2015. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of April 30, 2011, the Company had borrowed $92.7 million under the revolving credit facility and had $9.9 million in outstanding letters of credit. As of May 20, 2011, the Company had borrowed $117.7 million, leaving $372.4 million available under the new revolving credit facility.
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
On April 30, 2011 and January 31, 2011, the Company recorded a $6.0 million and $22.3 million adjustment, respectively, to reduce the value of its inventory of live broilers from cost to market value. These adjustments were determined by estimating the extent to which the accumulated cost of live poultry inventories of broilers at April 30, 2011 and January 31, 2011, plus the estimated remaining costs of their grow-out, processing, marketing and sale, exceeded the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. In making these adjustments, the value of no individual live broiler flock was reduced by an amount greater than its accumulated cost. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections and the Company’s actual results could vary from those estimated.
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
The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2011. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the fiscal quarter, the company repurchased shares of its common stock as follows:

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Programs[2]	Plans or Programs
February 1, 2011 — February 28, 2011	0	$00.00	0	272,175
March 1, 2011 — March 31, 2011	7,059	$44.14	7,059	265,116
April 1, 2011 — April 30, 2011	0	$00.00	0	265,116

Total	7,059	$44.14	7,059	265,116

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]	The Company announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. On October 22, 2009, the Company announced that its Board of Directors expanded its stock repurchase program to cover the repurchase of up to 1 million shares. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 734,884 shares as of April 30, 2011 under the authorized stock repurchase program.

Item 6.	Exhibits
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
     Exhibit 10.1+ Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011 for its annual meeting held February 17, 2011.)
     Exhibit 10.2+ Form of Restricted Stock Agreement for restricted stock granted to officers and employees on February 17, 2011. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on February 22, 2011.)
     Exhibit 10.3 Credit Agreement dated February 23, 2011 among Sanderson Farms, Inc. and Harris, N.A. as Agent for the Banks named therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on February 25, 2011.)
     Exhibit 10.4 Guaranty Agreement dated February 23, 2011 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on February 25, 2011.)
     Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.
     Exhibit 31.1* Certification of Chief Executive Officer.
     Exhibit 31.2* Certification of Chief Financial Officer.
     Exhibit 32.1** Section 1350 Certification.
     Exhibit 32.2** Section 1350 Certification.

     Exhibit 101.INS*** XBRL Instance Document
     Exhibit 101.SCH*** XBRL Taxonomy Extension Schema
     Exhibit 101.CAL*** XBRL Taxonomy Extension Calculation Linkbase
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

SANDERSON FARMS, INC. (Registrant)
Date: May 24, 2011	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 24, 2011	By:	/s/ James A. Grimes
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011 for its annual meeting held February 17, 2011.)

10.2+	Form of Restricted Stock Agreement for restricted stock granted to officers and employees on February 17, 2011. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on February 22, 2011.)

10.3	Credit Agreement dated February 23, 2011 among Sanderson Farms, Inc. and Harris, N.A. as Agent for the Banks named therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on February 25, 2011.)

10.4	Guaranty Agreement dated February 23, 2011 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on February 25, 2011.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS***	XBRL Instance Document

Exhibit
Number	Description of Exhibit

101. SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.