Form 10-Q
period 2011-07-31
SANDERSON FARMS INC
filed 2011-08-25
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,146,267 shares outstanding as of July 31, 2011.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$11,696	$73,419
Accounts receivable, net	81,506	92,467
Inventories	203,168	153,289
Refundable income taxes	73,828	0
Deferred income taxes	10,303	1,760
Prepaid expenses and other current assets	29,184	24,033

Total current assets	409,685	344,968
Property, plant and equipment	936,901	883,638
Less accumulated depreciation	(425,109)	(389,911)

	511,792	493,727
Other assets	5,199	2,925

Total assets	$926,676	$841,620

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$96,530	$105,754
Current maturities of long-term debt	11,048	1,048

Total current liabilities	107,578	106,802
Long-term debt, less current maturities	234,271	62,075
Claims payable	2,800	2,100
Deferred income taxes	49,562	24,930
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 22,146,267 and 22,077,559 at July 31, 2011 and October 31, 2010, respectively	22,146	22,078
Paid-in capital	131,412	127,580
Retained earnings	378,907	496,055

Total stockholders’ equity	532,465	645,713

Total liabilities and stockholders’ equity	$926,676	$841,620

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net sales	$511,169	$489,096	$1,418,243	$1,396,320
Cost and expenses:

Cost of sales	556,596	409,841	1,500,901	1,199,994
Live inventory adjustment	22,000	0	22,000	0
Selling, general and administrative	17,009	24,899	54,233	60,536

	595,605	434,740	1,577,134	1,260,530

OPERATING INCOME (LOSS)	(84,436)	54,356	(158,891)	135,790
Other income (expense):
Interest income	8	34	38	50
Interest expense	(2,023)	(277)	(3,970)	(2,570)
Other	4	5	501	12

	(2,011)	(238)	(3,431)	(2,508)

INCOME (LOSS) BEFORE INCOME TAXES	(86,447)	54,118	(162,322)	133,282

Income tax expense (benefit)	(30,764)	18,002	(56,807)	46,262

NET INCOME (LOSS)	$(55,683)	$36,116	$(105,515)	$87,020

Earnings (loss) per share:
Basic	$(2.51)	$1.55	$(4.77)	$3.96

Diluted	$(2.51)	$1.55	$(4.77)	$3.96

Dividends per share	$0.17	$0.15	$0.51	$0.45

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31,
	2011	2010
	(In thousands)

Operating activities
Net income (loss)	$(105,515)	$87,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,494	32,771
Non-cash stock compensation	4,079	6,506
Live inventory adjustment	22,000	0
Deferred income taxes	16,089	20
Change in assets and liabilities:
Accounts receivable, net	10,961	(5,739)
Refundable income taxes	(73,828)	1,567
Inventories	(71,879)	(13,449)
Prepaid expenses and other assets	(7,939)	(4,125)
Accounts payable, accrued expenses and other liabilities	(12,429)	21,697

Total adjustments	(75,452)	39,248

Net cash provided by (used in) operating activities	(180,967)	126,268

Investing activities
Capital expenditures	(55,091)	(99,403)
Net proceeds from sale of property and equipment	47	31

Net cash used in investing activities	(55,044)	(99,372)

Financing activities
Principal payments on long-term debt	(505)	(508)
Borrowings from revolving line of credit	182,701	10,000
Payments on revolving line of credit	0	(50,000)
Net proceeds from secondary offering of common stock	0	115,193
Proceeds from issuance of restricted stock under stock compensation plans	748	969
Payments from issuance of common stock under stock compensation plans	(1,024)	(1,579)
Tax benefit on exercised stock options and vesting of restricted stock grants	97	180
Dividends paid	(7,729)	(6,647)

Net cash provided by financing activities	174,288	67,608

Net change in cash and cash equivalents	(61,723)	94,504
Cash and cash equivalents at beginning of period	73,419	8,194

Cash and cash equivalents at end of period	$11,696	$102,698

Supplemental disclosure of non-cash financing activity
Dividends payable	$3,905	$3,498

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2011

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	July 31, 2011	October 31, 2010
	(In thousands)

Live poultry-broilers and breeders	$119,748	$96,962
Feed, eggs and other	34,971	27,732
Processed poultry	30,835	14,255
Processed food	10,645	8,611
Packaging materials	6,969	5,729

	$203,168	$153,289

The Company recorded an adjustment to value its live broilers at July 31, 2011 at market values rather than at cost. The value of live chickens, the cost for which is accumulated during the life of a flock as each flock is fed and cared for, is recorded at the lower of cost or market value. Because market prices for corn and soybean meal have increased substantially since October 31, 2010, the projected cost to complete, process and sell broilers included in live inventory at July 31, 2011 is expected to exceed the market value for the finished product. Therefore, the Company’s results for the third quarter of fiscal 2011 include a charge of $22.0 million before income taxes to reduce the value of live inventories from cost to market value. The Company’s live broiler inventory at October 31, 2010 was recorded at cost, because the projected cost at that time to complete, process and sell broilers in inventory at October 31, 2010 was not expected to exceed the market value of the finished product. The Company recorded the inventory of breeders at July 31, 2011 and October 31, 2010 at cost, less accumulated amortization. Breeders are generally not subject to lower of cost or market reserves due to their longer growing period.

The Company’s inventory of live poultry was higher at July 31, 2011 as compared to October 31, 2010 due to significantly higher grain prices and additional units of broilers in inventory at July 31, 2011, as compared to October 31, 2010. The increase in the number of live broilers in inventory at July 31, 2011 resulted from fewer units of live broilers in inventory at October 31, 2010 in anticipation of the holiday season when demand for chicken is historically at its lowest point in the year, as well as having additional units of live poultry in inventory at July 31, 2011 at the new complex in Kinston and Lenoir County, North Carolina.

The increase in inventory of processed poultry resulted primarily from additional units of export product in inventory at July 31, 2011 as compared to October 31, 2010, which resulted from the timing of export sales and additional units of processed poultry at the Company’s new complex in Kinston and Lenoir County, North Carolina.

The increase in packaging materials resulted primarily from additional units in inventory at July 31, 2011 as compared to October 31, 2010, at the Company’s new complex in Kinston and Lenoir County, North Carolina.

For the nine months ending July 31, 2011, cost of sales include an adjustment of $22.0 million to record live broiler inventory at market value. Also, the Company recorded similar adjustments of $22.3 million and $6.0 million, respectively, at January 31, 2011 and April 30, 2011. These adjustments were necessary because the projected cost at that time to complete, process and sell the broilers was expected to exceed the market value of finished product.

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 in the Company’s October 31, 2010 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the nine months ended July 31, 2011 and July 31, 2010 was $4,078,000 and $6,506,000, respectively, and is detailed below.

During the nine months ended July 31, 2011, participants in the Company’s Management Share Purchase Plan purchased a total of 17,353 shares of restricted stock at an average price of $43.13 per share and the Company issued 4,265 matching restricted shares. During the nine months ended July 31, 2011 and 2010 the Company recorded compensation cost, included in the total stock based compensation expense above, of $148,000 and $211,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2010, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 86,725 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2009 and 2010. The aggregate target number of shares specified in performance share agreements outstanding as of July 31, 2011 totaled 204,691. The Company recorded compensation cost, included in the total stock based compensation expense above, of $1,046,000 and $3,076,000 during the nine months ended July 31, 2011 and July 31, 2010, respectively, related to the performance share agreements entered into during fiscal 2009. No compensation cost has been recorded for the performance share agreements entered into in fiscal 2010 and fiscal 2011, as achievement of the applicable performance based criteria is not deemed probable.

On February 17, 2011, the Company granted 86,725 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $43.70 per share and will vest on November 1, 2014. Also on February 17, 2011, the Company granted 25,300 shares of restricted stock to certain outside directors. The restricted stock had a grant date fair value of $43.70 per share and vests one, two or three years from the date of the grant. The Company has non-vested restricted stock grants outstanding that were granted during prior fiscal years to certain officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2011 related to all unvested restricted stock grants totaled 567,188. During the nine months ended July 31, 2011 and 2010 the Company recorded compensation cost, included in the total stock based compensation expense above, of $2,884,000 and $3,219,000, respectively, related to restricted stock grants.

NOTE 4 — EARNINGS PER SHARE

ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, clarifies that share-based payment awards entitling holders to receive non-forfeitable dividends before vesting should be considered participating securities and thus included in the calculation of basic earnings per share. These awards are included in the calculation of basic earnings per share under the two-class method, a change that reduces both basic and diluted earnings per share. The two-class method allocates earnings for the period between common shareholders and other security holders.

The following tables present the calculation of earnings (loss) per share for the three and nine months ended July 31, 2011 and July 31, 2010.

	For the three months ended
	July 31, 2011		July 31, 2010
	Two-class method	Treasury stock method	Two-class method	Treasury stock method
	(In thousands, except share and per share data)
Net income (loss)	$(55,683)	$(55,683)	$36,116	$36,116
Distributed and undistributed (earnings) losses to unvested restricted stock	0	0	(908)	0

Distributed and undistributed earnings (losses) to common shareholders — Basic	$(55,683)	$(55,683)	$35,208	$36,116

Weighted average shares outstanding — Basic	22,142	22,142	22,730	22,730
Weighted average shares outstanding — Diluted	22,142	22,142	22,734	23,081

Earnings (loss) per common share — Basic	$(2.51)	$(2.51)	$1.55	$1.59
Earnings (loss) per common share — Diluted	$(2.51)	$(2.51)	$1.55	$1.56

	For the nine months ended
	July 31, 2011		July 31, 2010
	Two-class method	Treasury stock method	Two-class method	Treasury stock method
	(In thousands, except share and per share data)
Net income (loss)	$(105,515)	$(105,515)	$87,020	$87,020
Distributed and undistributed (earnings) losses to unvested restricted stock	0	0	(2,343)	0

Distributed and undistributed earnings (losses) to common shareholders — Basic	$(105,515)	$(105,515)	$84,677	$87,020

Weighted average shares outstanding — Basic	22,124	22,124	21,370	21,370
Weighted average shares outstanding — Diluted	22,124	22,124	21,378	21,725

Earnings (loss) per common share — Basic	$(4.77)	$(4.77)	$3.96	$4.07
Earnings (loss) per common share — Diluted	$(4.77)	$(4.77)	$3.96	$4.01

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

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows:

	July 31, 2011		October 31, 2010

	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$247	$245	$71	$63

NOTE 7 — OTHER MATTERS

The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company determines the amount of reserves required, if any. At this time, the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the recording of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

NOTE 8 — CREDIT AGREEMENT

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2011, with the permitted carry over, is $70.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of July 31, 2011, the Company had borrowed $182.7 million under the revolving credit facility and had $9.6 million in outstanding letters of credit under the facility. As of August 22, 2011, the Company had borrowed $182.7 million under the revolving credit facility, leaving $307.7 million available under the revolving credit facility.

NOTE 9 —INCOME TAXES

The Company has recorded a refundable income tax asset of $73.8 million related to the current year benefit on taxable issues. Taxable income in the two-year carryback period and credit carryforwards are sufficient to support the collectability of this asset.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

August 25, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2010.

This Quarterly Report, other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include those discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010, and in its subsequent Quarterly Reports on Form 10-Q filed with the SEC and the following:

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

(11) Inclement weather that could hurt Company flocks or otherwise adversely affect the Company’s operations, or changes in global weather patterns that could impact the supply of feed grains.

(12) Failure to respond to changing consumer preferences.

(13) Failure to successfully and efficiently start up and run a new plant or integrate any business the Company might acquire.

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. Most of the factors described above cannot be controlled by the Company. When used in this report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management’s beliefs about future earnings, sales, demand for fresh chicken, future chicken market prices and future grain prices.

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

Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The new complex was completed within budget and initial operations began as expected during January 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity, at full production, to process 1,250,000 birds per week for the retail chill pack market. At full capacity, which is expected to be reached during January 2012, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. During the third quarter of fiscal 2011 the new Kinston processing plant sold 36.7 million pounds of dressed poultry meat.

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

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2011, with the permitted carry over, is $70.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

EXECUTIVE OVERVIEW OF RESULTS

During the third quarter and first nine months of fiscal 2011, the Company’s margins decreased primarily as a result of higher costs of feed grains in flocks sold and lower overall market prices for poultry products as compared to the same periods during fiscal 2010. While demand for fresh chicken in the retail grocery store market has been stable, demand from food service customers has remained soft as the overall supply of poultry meat in the United States has increased, resulting in overall lower market prices for poultry products during the third quarter and first nine months of fiscal 2011 as compared to the same periods during fiscal 2010. Although leading indicators point to fewer chickens being processed this fall, we believe demand from food service customers will remain weak until overall economic conditions in the United States, employment data and consumer confidence improve. The costs of corn and soybean meal have increased significantly due to several factors, including lower than expected yields of both corn and soybeans during the 2010 crop year and uncertainty regarding the size and quality of the 2011 crop. In a report published August 11, 2011, the USDA lowered its yield estimates for the 2011 corn and soybean crops in the United States, creating more uncertainty regarding the supply of both grains for next year. The Company has priced a significant portion of its grain needs for fiscal 2011. If the remaining needs were priced at August 22, 2011 market prices, including the additional volume needed during fiscal 2011, cash feed grain prices would be approximately $340.8 million higher during fiscal 2011 as compared to fiscal 2010.

RESULTS OF OPERATIONS

Net sales during the third quarter of fiscal 2011 were $511.2 million as compared to $489.1 million during the third quarter of fiscal 2010, an increase of $22.1 million or 4.5%. Net sales of poultry products for the third quarter of fiscal 2011 and fiscal 2010 were $484.2 million and $456.5 million, respectively, an increase of $27.7 million or 6.1%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 14.4%, partially offset by a decrease in the average sales price of poultry products of 7.3%. During the third quarter of fiscal 2011 the Company sold 717.9 million pounds of poultry products compared to 627.4 million pounds during the third quarter of fiscal 2010, an increase of 90.5 million pounds or 14.4%. The Company processed approximately 60.8 million more pounds of poultry products during the third quarter of fiscal 2011 as compared to the third quarter of 2010. The new Kinston complex began initial operations during January 2011 and sold 36.7 million pounds of poultry products during the third quarter of fiscal 2011, or 5.1% of the Company’s total poultry pounds sold during the third quarter of fiscal 2011. The Company expects the new Kinston complex to process 51.1 million pounds of dressed poultry during the fourth quarter of fiscal 2011. Overall market prices for poultry products decreased during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 as a result of an increase in the supply of poultry products and sluggish demand from food service customers. Urner Barry market prices for boneless breast meat, tenders and jumbo wings decreased significantly during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 by 22.0%, 23.0% and 27.5%, respectively. However, the impact of these decreases was partially offset by an improvement in the average Urner Barry price for bulk leg quarters of 24.3%, as compared to the same period a year ago. The average market price for Georgia Dock whole birds changed only slightly during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010, decreasing by 0.3%. Net sales of prepared chicken products for the three months ended July 31, 2011 and 2010 were $27.0 million and $32.6 million, respectively, a decrease of 17.2%, resulting primarily from a decrease in the pounds of prepared chicken products sold of 15.8% from 16.6 million pounds during the third quarter of fiscal 2010 to 14.0 million pounds sold during the third quarter of fiscal 2011.

Net sales during the nine months ended July 31, 2011 were $1,418.2 million as compared to $1,396.3 million during the nine months ended July 31, 2010. Net sales of poultry products during the nine months ended July 31, 2011 and 2010 were $1,337.9 million as compared to $1,304.8 million, respectively, an increase of $33.1 million or 2.5%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 7.3%, offset by a decrease in the average sales price of poultry products of 4.5%. During the nine months ended July 31, 2011 the Company sold 2,019.3 million pounds of poultry products, up from 1,881.5 million pounds during the nine months ended July 31, 2011, an increase of 137.7 million pounds primarily as a result of the pounds sold from the new Kinston complex. The new Kinston complex began initial operation during January 2011 and sold 70.3 million pounds of poultry through July 31, 2011, or 3.5% of the Company’s total poultry pounds sold during the nine months ended July 31, 2011. Overall market prices for poultry products decreased during the nine months ended July 31, 2011 as compared to the nine months ended July 31, 2010 as a result of an increase in the supply of poultry products and sluggish demand from food service customers. Urner Barry market prices for boneless breast meat, tenders and jumbo wings decreased significantly during the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 by 12.8%, 12.7% and 37.0%, respectively. However, the impact of these decreases was partially offset by improvements in the average Urner Barry prices for bulk leg quarters and the average market price for Georgia Dock whole birds of 15.2% and 1.7%, respectively, as compared to the same period a year ago. Net sales of prepared chicken products for the nine months ended July 31, 2011 and 2010 were $80.3 million and $91.5 million, respectively, or a decrease of 12.3%, resulting from a decrease in the average sales price of prepared chicken products sold of 2.0% and a decrease in the pounds of prepared chicken products sold of 10.5% from 45.8 million pounds during the nine months ended July 31, 2010 to 41.0 million pounds sold during the nine months ended July 31, 2011.

Cost of sales for the third quarter of fiscal 2011 was $556.6 million as compared to $409.8 million during the third quarter of fiscal 2010, an increase of $146.8 million or 35.8%. Cost of sales of poultry products sold during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 were $531.9 million and $379.0 million, respectively, an increase of $152.9 million or 40.3%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in feed costs of $0.1255 per pound or 45.4% and an increase in the pounds of poultry products sold of 14.4%.

Poultry Cost of Sales

(In thousands, except per pound data)

	Third Quarter 2011		Third Quarter 2010		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$288,464	$0.4018	$173,357	$0.2763	$115,107	$0.1255
All other cost of sales	$249,461	$0.3475	$205,652	$0.3278	$43,809	$0.0197

Total poultry cost of sales	$537,925	$0.7493	$379,009	$0.6041	$158,916	$0.1452

Poultry Pounds Sold	717,907		627,368

Note (1) –The $6.0 million live inventory adjustment recorded at the end of the second fiscal quarter and described in “Inventories” below has been neutralized for comparative purposes.

The average cost of feed in broiler flocks sold during the third quarter of fiscal 2011 as compared to the same quarter a year ago increased $115.1 million or $0.1255 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $43.8 million, or $0.0197 per pound of poultry products sold compared to the same period a year ago. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs, including those same costs incurred at the new Kinston, North Carolina complex during the third quarter of fiscal 2011. The new Kinston complex will have a higher average cost of sales per pound than similar Company complexes, excluding feed costs, until the new Kinston complex reaches full capacity during the second quarter of fiscal 2012. Higher per pound costs at Kinston were the primary factor for the increase per pound of all other cost of sales of $0.0197 during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. Costs of sales of the Company’s prepared chicken products were $24.7 million as compared to $30.8 million during fiscal 2010, a decrease of $6.1 million or 20.0% and is reflective of the decrease in pounds sold of prepared chicken products.

Cost of sales for the nine months ended July 31, 2011 was $1,500.9 million as compared to $1,200.0 million during the nine months ended July 31, 2010, an increase of $300.9 million or 25.1%. Cost of sales of poultry products sold during the nine months ended July 31, 2011 as compared to the same nine months during fiscal 2010 were $1,428.4 million and $1,116.8 million, respectively, an increase of $311.6 million or 27.9%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in feed costs of $0.1003 per pound or 36.1% and an increase in the pounds of poultry products sold of 7.3%.

Poultry Cost of Sales

(In thousands, except per pound data)

	YTD 2011		YTD 2010		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd

Feed in broiler flocks sold	$ 763,016	$ 0.3779	$ 522,245	$ 0.2776	$ 240,771	$ 0.1003
All other cost of sales	$ 665,405	$ 0.3295	$ 594,517	$ 0.3160	$ 70,888	$ 0.0136

Total poultry cost of sales	$ 1,428,421	$ 0.7074	$1,116,762	$ 0.5935	$ 311,659	$ 0.1139

Poultry Pounds Sold	2,019,288		1,881,545

The average cost of feed in broiler flocks sold during the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 increased $240.8 million or $0.1003 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $70.9 million, or an increase of $0.0136 per pound of poultry products sold compared to the same period a year ago. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs, including those same costs incurred at the new Kinston, North Carolina complex during the first nine months of fiscal 2011. The new Kinston complex will have a higher average cost of sales per pound than similar Company complexes, excluding feed costs, until the new Kinston complex reaches full capacity during the second quarter of fiscal 2012. Higher per pound costs at Kinston were the primary factor for the increase per pound of all other cost of sales of $0.0136 during the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. Costs of sales of the Company’s prepared chicken products during the first nine months of fiscal 2011 were $72.5 million as compared to $83.2 million during the same period of fiscal 2010, a decrease of $10.7 million or 12.9% and is reflective of the decrease in pounds sold of prepared chicken products.

The Company recorded a charge of $22.0 million to lower the value of live broiler inventories on hand at July 31, 2011 from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. However, the Company estimates that the cost to grow live birds in inventory on July 31, 2011 to a marketable age and then process and distribute those birds during August and September 2011 will be higher than the anticipated sales price during those months. Accordingly, the Company adjusted the value of live inventory from cost to estimated market value.

Selling, general and administrative costs during the three and nine months ended July 31, 2011 were $17.0 million and $54.2 million, respectively. Selling, general and administrative costs during the three and nine months ended July 31, 2010 were $24.9 million and $60.5 million, respectively. The following table includes the components of selling, general and administrative costs for the three and nine months ended July 31, 2011 and 2010.

	Selling, General and Administrative Cost
	(in thousands)
		Quarter			Year to Date
	2011		2010	2011		2010

Start up expense-Kinston N.C.	$0		$1,602	$4,502		$2,737
Trainee expense	1,185		1,162	3,560		3,374
Stock compensation expense	1,222		2,452	3,852		6,506
Bonus Expense	0		4,718	0		4,718
ESOP expense	0		2,678	0		5,978
All other S,G & A	14,602		12,287	42,319		37,223

Total S,G & A	$17,009		$24,899	$54,233		$60,536

As illustrated in the table above, the decrease in selling, general and administrative costs for the three and nine months ended July 31, 2011 as compared to the same periods during fiscal 2010 resulted from accruals during the second and third quarter of fiscal 2010 to the Company’s Employee Stock Ownership Plan and Bonus Award Program. Contributions to these programs are based on profitability, and accordingly, no such accrual has been recorded during the three or nine months ended July 31, 2011.

The Company’s operating loss for the third quarter of fiscal 2011 was $84.4 million as compared to operating income of $54.4 million for the third quarter of fiscal 2010, a decrease of $138.8 million. For the first nine months of fiscal 2011 the Company’s operating loss was $158.9 million as compared to operating income for the first nine months of fiscal 2010 of $135.8 million, a decrease of $294.7 million. The reduction in the Company’s operating margin during fiscal 2011 as compared to fiscal 2010 resulted primarily from higher cost of feed grains included in flocks sold and a decline in overall market prices of poultry products, as described above.

Interest expense during the three and nine months ended July 31, 2011 was $2.0 million and $4.0 million as compared to interest expense during the three and nine months ended July 31, 2010 of $277,000 and $2.6 million, respectively. The Company capitalized $630,000 of interest costs during fiscal 2011 to the construction of the new complex in Kinston and Lenoir County, North Carolina, all of which was capitalized during November and December 2010 prior to the start up of operations in January 2011. During the first nine months of fiscal 2010 the Company capitalized approximately $1.0 million of interest cost to the construction of the new complex in Kinston and Lenoir County, North Carolina. The Company expects interest expense to be higher during the fourth quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, resulting from increased borrowings from the Company’s revolving credit facility.

The Company’s effective tax rates for the third quarter and first nine months of fiscal 2011 were 35.6% and 35.0% respectively as compared to 33.3% and 34.7% for the corresponding periods during fiscal 2010. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. The Company expects the effective tax rate to be 35.0% during the fourth quarter of fiscal 2011.

The net loss during the three and nine months ended July 31, 2011 was $55.7 million or $2.51 per share and $105.5 million or $4.77 per share, respectively. Net income for the three and nine months ended July 31, 2010 was $36.1 million or $1.55 per share and $87.0 million or $3.96 per share, respectively.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2011 was $302.1 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.8 to 1. The Company’s working capital and current ratio at October 31, 2010 were $238.2 million and 3.2 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term liquidity. The Company’s principal sources of liquidity during fiscal 2011 include cash on hand at October 31, 2010 and borrowings under the Company’s revolving credit facility with nine banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, increase the line of credit to $500.0 million from $300.0 million and to extend the terms until 2016 from 2013. As of July 31, 2011, the Company had borrowed $182.7 million under the revolving credit facility and had $9.6 million outstanding in letters of credit. As of August 22, 2011, the Company had borrowed $182.7 million, leaving $307.7 million available under the new revolving credit facility.

The Company’s cash position at July 31, 2011 and October 31, 2010 consisted of $11.7 million and $73.4 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at July 31, 2011 and October 31, 2010 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by (used in) operating activities during the first nine months of fiscal 2011 and fiscal 2010 were ($181.0) million and $126.3 million, respectively. The decrease in cash flows from operating activities of $307.3 million resulted primarily from higher prices for feed grains, lower overall market prices for poultry products, and funds required to pay for additional inventories of live and processed poultry at the new Kinston facility during the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010.

Cash flows used in investing activities during the first nine months of fiscal 2011 and 2010 were $55.0 million and $99.4 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2011 were $55.1 million and included $17.5 million for the Company’s new Kinston and Lenoir County, North Carolina complex. During the first nine months of fiscal 2010, the Company spent approximately $99.4 million on capital expenditures including $68.1 million for the company’s new Kinston and Lenoir County, North Carolina complex. Excluding the Kinston and Lenoir County complex, the Company’s capital expenditures during the first nine months of fiscal 2011 and 2010 were $37.6 million and $31.3 million, respectively.

Cash flows provided by financing activities during the first nine months of fiscal 2011 and 2010 were $174.3 million and $67.6 million, respectively. During the first nine months of fiscal 2011, the Company’s unfavorable profit margin required it to use cash on hand at the beginning of fiscal 2011, as well as borrowings under the revolving credit facility to fund operations and to invest in fixed assets and inventories at the Company’s new complex in Kinston and Lenoir County, North Carolina. During fiscal 2010 the Company’s operating margin was adequate to fund operations and to invest in fixed assets at the Company’s new complex in Kinston and Lenoir County, North Carolina. On April 7, 2010 the Company sold 2.3 million shares of its common stock at $53.00 per share pursuant to its shelf registration statement described below, resulting in net proceeds of approximately $115.0 million. The Company used $40.0 million of the proceeds from the sale of the stock to pay off the outstanding draws under its revolving credit facility, with the remaining proceeds used to finance a portion of the construction of its new retail poultry complex in Kinston, North Carolina, to invest in cash equivalents for working capital, and general corporate purposes.

The Company’s capital budget for fiscal 2011 is approximately $61.8 million and will be funded by cash on hand at October 31, 2010, internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving line of credit facility. The fiscal 2011 capital budget does not include approximately $11.9 million in vehicle operating leases, of which $7.2 million are for vehicles to be used at the Kinston, North Carolina complex. The fiscal 2011 capital budget includes $4.8 million in quality control equipment that was carried forward from the Company’s fiscal 2010 capital budget and $5.0 million for software replacement.

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

Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The new complex was completed within budget and with initial operations beginning as expected during

January 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity at full production to process 1,250,000 birds per week for the retail chill pack market. At full capacity, which is expected to be reached during January 2012, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat.

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. The Company announced on February 24, 2011 that this new complex would be placed on hold pending improvement in market fundamentals, including assurance that the supply of corn and other feed grains in the United States and the world will be adequate to meet the demands of end users of such grains at reasonable prices. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. We will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See “The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties” in the Risk Factors Section of our Annual Report on Form 10-K for the year ended October 31, 2010.

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2011, with the permitted carry over, is $70.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the new revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of July 31, 2011, the Company had borrowed $182.7 million under the revolving credit facility and had $9.6 million in outstanding letters of credit. As of August 22, 2011, the Company had borrowed $182.7 million under the revolving credit facility, leaving $307.7 million available under the revolving credit facility.

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

Inventories

Processed food and poultry inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market value. If market prices for poultry or feed grains move substantially lower, the Company would record adjustments to write down the carrying values of processed poultry and feed inventories to fair market value, which would increase the Company’s costs of sales.

Live poultry inventories of broilers are stated at the lower of cost or market value and breeders at cost less accumulated amortization. The cost associated with broiler inventories, consisting principally of chicks, feed, medicine and payments to the growers who raise the chicks for us, are accumulated during the growing period. The cost associated with breeder inventories, consisting principally of breeder chicks, feed, medicine and grower payments are accumulated during the growing period. Capitalized breeder costs are then amortized over nine months using the straight-line method. Mortality of broilers and breeders is charged to cost of sales as incurred. If market prices for chicken, feed or medicine or if grower payments increase (or decrease) during the period, the Company could have an increase (or decrease) in the market value of its inventory as well as an increase (or decrease) in costs of sales. Should the Company decide that the nine month amortization period used to amortize the breeder costs is no longer appropriate as a result of operational changes, a shorter (or longer) amortization period could increase (or decrease) the costs of sales recorded in future periods. High mortality from disease or extreme temperatures would result in abnormal charges to cost of sales to write-down live poultry inventories.

On July 31, 2011, April 30, 2011 and January 31, 2011, the Company recorded a $22.0 million, $6.0 million and $22.3 million adjustment, respectively, to reduce the value of its inventory of live broilers from cost to market value. These adjustments were determined by estimating the extent to which the accumulated cost of live poultry inventories of broilers at July 31, 2011, April 30, 2011 and January 31, 2011, plus the estimated remaining costs of their grow-out, processing, marketing and sale, exceeded the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. In making these adjustments, the value of no individual live broiler flock was reduced below zero at the end of each fiscal quarter. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections and the Company’s actual results could vary from those estimated. Breeders are generally not subject to lower of cost or market reserves due to their longer growing period.

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

The Company’s interest expense is sensitive to changes in the general level of U.S. interest rates. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2011. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 — May 31, 2011	0	$00.00	0	265,116
June 1, 2011 — June 30, 2011	1,550	$47.78	1,550	263,566
July 1, 2011 — July 31, 2011	0	$00.00	0	263,566

Total	1,550	$47.78	1,550	263,566

[1]

All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]

The Company announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. On October 22, 2009, the Company announced that its Board of Directors expanded its stock repurchase program to cover the repurchase of up to 1 million shares. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 736,434 shares as of July 31, 2011 under the authorized stock repurchase program.

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

SANDERSON FARMS, INC.
(Registrant)

Date: August 25, 2011	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: August 25, 2011	By:	/s/ James A. Grimes
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS***	XBRL Instance Document

101. SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.