Form 10-K
period 2011-10-31
SANDERSON FARMS INC
filed 2011-12-20
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended October 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to

Commission file number: 1-14977

SANDERSON FARMS, INC.

(Exact name of registrant as specified in its charter)

Mississippi	64-0615843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

127 Flynt Road
Laurel, Mississippi (Address of principal executive offices)	39443 (Zip Code)

Registrant’s telephone number, including area code: (601) 649-4030

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of exchange on which registered:
Common stock, $1.00 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $889,300,518.

Number of shares outstanding of the Registrant’s common stock as of December 17, 2011: 22,248,504 shares of common stock, $1.00 per share par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE

Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms has abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2011, which is the year for which this Annual Report is filed.

Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Report, which is December 20, 2011.

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

The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2011 the Registrant processed 434.0 million chickens, or over 2.8 billion dressed pounds. According to 2011 industry statistics, the Registrant was the 4th largest processor of dressed chickens in the United States based on estimated average weekly processing.

The Registrant’s chicken operations presently encompass 8 hatcheries, 7 feed mills and 9 processing plants, which includes the facilities at its new Kinston, North Carolina complex. The Registrant began manufacturing feed at the new North Carolina feed mill in November 2010 and began operations at the new hatchery during the last week of October 2010. The registrant started processing chickens at the Kinston complex in January 2011 and expects the plant will reach near full capacity during March 2012. The Registrant has contracts with operators of approximately 605 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 192 breeder farms.

The Company’s prepared chicken product line includes approximately 60 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1997, this expansion included the expansion of the Registrant’s Hammond, Louisiana processing facility, the construction of new wastewater facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Hazlehurst, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared chicken facility in Jackson, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant’s poultry processing facilities, and the construction and start-up of its McComb, Mississippi and Bryan, Texas production and processing facilities, including a hatchery, a feed mill, a processing plant, and a wastewater treatment facility for each complex, and the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.

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

Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and a hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with an expected budget of approximately $121.4 million. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity to process 1.25 million chickens per week for the retail chill pack market. At full capacity, the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. Initial operation of the new complex began during January 2011 and it is expected to reach near full capacity during March 2012.

As announced on March 29, 2010, the Company plans to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, our obtaining an acceptable economic incentive package from the state and local governments. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. We will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See Item 1A, “Risk Factors – The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties.”

Since 1997, the Company has changed its marketing strategy to move away from the small bird markets serving primarily the fast food industry and to concentrate its production in the retail and big bird deboning markets serving the retail grocery and food service industries. This market shift has resulted in larger average bird weights of the chickens processed by the Company, and has substantially increased the number of pounds processed by the Company. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

Capital expenditures for fiscal 2011 were funded by cash on hand at November 1, 2010 and borrowing from the Company’s new $500.0 million revolving credit facility. On February 23, 2011, the Company entered into the new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2011, with the permitted carry over, is $70.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2011.The facility also sets a minimum net worth requirement that at October 31, 2011 was approximately $450.7 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Not applicable.

(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS

General

The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared chicken items.

The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2011, the Registrant processed approximately 434.0 million chickens, or over 2.8 billion dressed pounds. In addition, the Registrant purchased and further processed 2.7 million pounds of poultry products during fiscal 2011. According to 2011 industry statistics, the Registrant was the 4th largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Jackson, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of approximately 60 prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts.

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

	Fiscal Year Ended October 31,
	2007	2008	2009	2010	2011
Registrant processed chicken:
Value added:
Chill pack	28.5%	31.2%	31.1%	28.5%	32.5%
Fresh bulk pack	44.3	46.1	50.3	54.5	48.5
Frozen	17.2	13.7	10.1	9.8	12.4

Subtotal	90.0	91.0	91.5	92.8	93.4

Non-value added:
Ice pack	.3	.7	.8	.8	1.2
Frozen	.0	.0	.0	.0	0

Subtotal	.3	.7	.8	.8	1.2

Total Company processed chicken	90.3	91.7	92.3	93.6	94.6
Prepared chicken	9.7	8.3	7.7	6.4	5.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Plant Location	Market Segment	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	8.07
Hazlehurst, Mississippi	Big Bird Deboning	625,000	8.07
Hammond, Louisiana	Big Bird Deboning	625,000	8.07
McComb, Mississippi	Chill Pack Retail	1,250,000	6.08
Bryan, Texas	Chill Pack Retail	1,250,000	6.08
Collins, Mississippi	Big Bird Deboning	1,250,000	8.07
Moultrie, Georgia	Chill Pack Retail	1,250,000	6.08
Waco, Texas	Big Bird Deboning	1,250,000	8.07
Kinston, North Carolina	Chill Pack Retail	1,250,000	6.08

The Company’s Kinston, North Carolina facility, which began initial operations in January 2011 will, at full capacity, process 1.25 million head of chill pack chickens per week. The Company expects to reach near full production at this plant during March 2012.

Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat, chicken tenders and whole or cut wings, and is likewise sold at spot commodity market prices for wings, tenders and boneless breast meat. The Company as of October 31, 2011 had the capacity to process 4.375 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat, chicken tenders and wings.

The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below:

Those plants that target the chill pack retail grocery market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long term contracts (one to three years) with most of its chill pack customers, and the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is published each week by the Georgia Department of Agriculture and is based on its survey of prices and market conditions during the preceding week. As of October 31, 2011, the Company had the capacity to process 4.65 million head per week at its chill pack plants, and its results are materially impacted by fluctuations in the Georgia Dock price.

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

From time to time, the Registrant may use television, radio and newspaper advertising, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products in its core markets. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The Company continues to use this campaign today.

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

Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2011, the Registrant maintained contracts with 49 pullet farm operators for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2011, by 143 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeders are transported to Registrant’s hatcheries in Registrant’s vehicles.

The Registrant owns and operates eight hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2011, the Registrant’s hatcheries were capable of producing an aggregate of approximately 10.1 million chicks per week. The hatchery in North Carolina began operations during the last week of October 2010 and operated at approximately 87% capacity for the week of December 16, 2011.

Grow-out. The Registrant places its chicks on 605 grow-out farms, as of October 31, 2011, located in Mississippi, Texas, Georgia and North Carolina where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent growers.

Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases the primary feed ingredients on the open market. Ingredients include corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2011, the Registrant operated 7 feed mills, 4 of which are located in Mississippi, one in Texas, one in Georgia and one in North Carolina. The Company’s new feed mill in North Carolina began operations in November 2010. The Registrant’s annual feed requirements for fiscal 2011 were approximately 3,549,650 tons, and it has the capacity to produce approximately 4,212,000 tons of finished feed annually under current configurations.

Feed grains are commodities subject to volatile price changes caused by weather, size of the harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2011, the Registrant had approximately 2,989,000 bushels of corn storage capacity at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains can be expected to have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk from volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.

Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb, Mississippi processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2011. The Registrant’s Collins, Mississippi processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2011. The Registrant’s Bryan, Texas processing plant operates two processing lines on a double shift basis and was processing approximately 1,250,000 chickens per week on October 31, 2011. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and were collectively processing approximately 1,875,000 chickens per week on October 31, 2011. The Registrant’s Moultrie, Georgia processing plant operates two processing lines on a double shift basis and was processing 1,250,000 chickens per week on October 31, 2011. The Registrant’s Waco, Texas processing plant operates two processing lines on a double shift basis and was processing 1,250,000 chickens per week on October 31, 2011. The Registrant’s Kinston, North Carolina processing plant, which began initial operations in January 2011, will, at full capacity, operate two processing lines on a double shift basis and will process 1,250,000 chickens per week. At October 31, 2011 the Kinston plant was operating at approximately 80% capacity. The Registrant also has the capabilities to produce deboned product at each processing facility. At October 31, 2011, the Company’s deboning facilities were operating on a double shifted basis and have the capacity to produce approximately 9.5 million pounds of big bird boneless breast product and 6.8 million pounds of chill pack boneless breast product each week.

Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Jackson, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items.

Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office building houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2011, the Registrant operated 11 automotive maintenance shops, which service approximately 824 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving over 165 children on October 31, 2011.

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

On December 9, 2011, the United States Department of Agriculture, Grain Inspection, Packers and Stockyard Administration, or GIPSA, published new and amending regulations under the Packers and Stockyard Act, or PSA, which would apply to all stages of a live poultry dealer’s poultry grow-out, including the pullet, breeder and broiler stages. The new regulations will go into effect on February 7, 2012. Among other things, the new regulations purport to extend the jurisdiction of GIPSA under the PSA to cover a poultry dealer’s relationship with its pullet and breeder growers rather than simply broiler growers, as has been the case since the adoption of the PSA. The new regulations impose certain notice requirements when a poultry company determines to suspend the delivery of birds to a grower, impose requirements regarding additional capital investment by growers, impose new requirements of a poultry company when a grower has breached its agreement with the processor, and impose new rules applicable to a grower contract that provides for arbitration to resolve disputes between a grower and the poultry company. The Company is currently evaluating the new rules and reviewing its grower agreements to determine what, if any, changes will be required to comply with the new rules. While the Company will comply with its interpretations of the new rules, it is uncertain whether the new rules signal a change in the manner in which GIPSA will exercise its jurisdiction over poultry growing agreements.

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

One customer accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2011, 2010 and 2009. The Company does not believe the loss of any single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.

Sources of Supply

During fiscal 2011, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.

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

Employee and Labor Relations

As of October 31, 2011, the Registrant had 11,333 employees, including 1,259 salaried and 10,074 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 507 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on November 30, 2013. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 457 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi expires on December 31, 2011. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant. Negotiations on a new agreement are currently underway.

A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 1,005 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi expires on January 10, 2013. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins plant.

The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,358 employees expires on December 31, 2011, an agreement has been reached on a new agreement that will extend to December 31, 2014, and the Company expects to sign the new agreement before December 31, 2011. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

All of the Company’s operations are domiciled in the United States. All of the Company’s products sold in the Company’s fiscal years 2011, 2010 and 2009 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.

The Company sells certain of its products to customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2011, 2010 and 2009 totaled approximately $253.8 million, $191.4 million and $177.3 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.

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

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken, and, to a lesser extent, alternative proteins. These prices are determined by supply and demand factors, and supply and demand factors in respect of feed ingredients and chicken may not correlate. For example, grain prices during 2011 were high, while prices for chicken products did not increase proportionally. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.

Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use. In particular, global weather patterns, including adverse weather conditions that may result from climate change, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural and energy policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. In recent years, demand for corn from ethanol producers has resulted in sharply higher costs for corn and other grains.

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

For example, for the fiscal year ended October 31, 2011, we recorded a charge of $9 million to lower the value of live broiler inventories on hand at that date from cost to estimated market value because the estimated market price for the products to be produced from those live chickens when sold was estimated to be below the estimated cost to grow, process and distribute those chickens. The $9 million adjustment to inventory on October 31, 2011 effectively absorbed into fiscal 2011 a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the first quarter of fiscal 2012, thereby benefitting fiscal 2012. Any similar adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations.

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

In previous years there has been substantial publicity regarding a highly pathogenic Asian strain of avian influenza, or AI, known as H5N1, which has affected Asia since 2002 and which has been found in Europe, the Middle East and Africa. It is widely believed that this strain of AI is spread by migratory birds, such as ducks and geese. There have also been some cases where this strain of AI is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.

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

Nearly all of our customers are based in the United States, but some of our customers resell poultry products in the export markets. Our chicken products are sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 12.5% of our sales in fiscal 2011 were to export markets, including $54.5 million to China, $42.1 million to Russia and $35.1 million to Mexico. Any disruption to the export markets, such as trade embargos, tariffs, import bans, duties or quotas could materially impact our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.

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

Our sales to our top ten customers represented approximately 41.4% of our net sales during the 2011 fiscal year. Our non-chill pack customers, with whom we generally do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.

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

Extreme weather in the Gulf South and Mid-Atlantic regions where we operate, such as extreme temperatures, hurricanes or other storms, could impair the health or growth of our flocks or interfere with our hatching, production or shipping operations. Some scientists believe that climate change could increase the frequency and severity of adverse weather events. Extreme weather, regardless of its cause, could affect our business due to power outages; fuel shortages; damage to infrastructure from powerful winds, rising water or extreme temperatures; disruption of shipping channels; less efficient or non-routine operating practices necessitated by adverse weather or increased costs of insurance coverages in the aftermath of such events, among other things. Any of these factors could materially and adversely affect our results of operations. We may not be able to recover through insurance all of the damages, losses or costs that may result from weather events, including those that may be caused by climate change.

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

We have approximately 11,333 employees, approximately 30% of which are covered by collective bargaining agreements. In addition, we contract with over 797 independent farms in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our second potential new poultry complex in North Carolina, our production operations could be negatively impacted.

Failure of our information technology infrastructure or software could adversely affect our day-to-day operations and decision making processes and have an adverse affect on our performance.

We depend on accurate and timely information and numerical data from key software applications to aid our day-to-day business, financial reporting and decision-making and, in many cases, proprietary and custom-designed software is necessary to operate equipment in our feed mills, hatcheries and processing plants. We have put in place disaster recovery plans for our critical systems. However, any disruption caused by the failure of these systems, the underlying equipment or communication networks could delay or otherwise adversely impact our day-to-day business and decision making, could make it impossible for us to operate critical equipment, and could have a materially adverse effect on our performance, if our disaster recovery plans do not mitigate the disruption. Disruptions could be caused by a variety of factors, such as catastrophic events or weather, power outages, or cyber-attacks on our systems by outside parties.

Prior to fiscal 2011, we were informed by our primary financial reporting software vendor that the vendor will cease to support and maintain that software effective January 1, 2012. As a result, the Company will replace that software with new software for our financial reporting systems on January 1, 2012. Failures or delays in effectively integrating the software into our systems, or adequately training our personnel to use the new software could adversely affect our performance.

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

On December 9, 2011, the United States Department of Agriculture, Grain Inspection, Packers and Stockyard Administration, or GIPSA, published new and amending regulations under the Packers and Stockyard Act, or PSA, which would apply to all stages of a live poultry dealer’s poultry grow-out, including the pullet, breeder and broiler stages. The new regulations will go into effect on February 7, 2012. Among other things, the new regulations purport to extend the jurisdiction of GIPSA under the PSA to cover a poultry dealer’s relationship with its pullet and breeder growers rather than simply broiler growers, as has been the case since the adoption of the PSA of 1921. The new regulations impose certain notice requirements when a poultry company determines to suspend the delivery of birds to a grower, impose requirements regarding additional capital investment by growers, impose new requirements of a poultry company when a grower has breached its agreement with the processor, and impose new rules applicable to grower contracts that provide for arbitration to resolve disputes between a grower and the poultry company. The Company is currently evaluating the new rules and reviewing its grower agreements to determine what, if any, changes will be required to comply with the new rules. While the Company will comply with its interpretations of the new rules, it is uncertain whether the new rules signal a change in the manner in which GIPSA will exercise its jurisdiction over poultry growing agreements.

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

In August 2009, we began construction of a poultry complex in Kinston, North Carolina. The budget for the project was approximately $121.4 million. The Kinston, North Carolina complex began initial operations during January 2011 and is expected to reach full capacity in March 2012. In March 2010 we announced plans for a second potential new poultry complex in North Carolina, subject to various contingencies, including our obtaining an acceptable economic incentive package from the State of North Carolina and the local government. On February 24, 2011 we placed this second North Carolina complex on hold until market fundamentals improve, including reasonable assurance that the global supply of feed grains will be adequate to meet world demand at reasonable prices. Once we proceed with this second complex, our ability to complete its construction on a timely basis and within budget is subject to a number of risks and uncertainties described below. In addition, the Kinston complex and the second potential complex may not generate the benefits we expect if demand for the products to be produced by them is different from what we expect.

In order to begin construction of the second North Carolina facility, we will need to take a significant number of steps and obtain a number of approvals, none of which we can assure you will be obtained. In particular we need to:

•	identify a site and purchase or lease such site;

•	obtain a number of licenses and permits; and

•	enter into construction contracts.

Additionally, we must attract and enter into contracts with a sufficient number of growers for the second North Carolina complex, and our growers must obtain financing on reasonable terms. If we are unable to identify a site for the second new North Carolina complex and obtain the necessary licenses and permits, proceed with or complete construction as planned, attract growers or achieve the expected benefits of both our new North Carolina facilities, our business could be negatively impacted.

We cannot assure you that we will be able to complete such steps on a timely basis, or at all, or on terms that are reasonable or consistent with our expectations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry processing plant, hatchery and feedmill	McComb, Mississippi
Poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feedmill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry processing plant and hatchery	Waco and McLennan County, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Poultry processing plant, hatchery and feedmill	Kinston and Lenoir County, North Carolina
Prepared food plant	Jackson, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi

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

Item 4. Submission of Matters to a Vote of Security Holders.

Item 4A. Executive Officers of the Registrant.

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	64	Chairman of the Board of Directors and Chief Executive Officer	1984(1)
Lampkin Butts	60	President and Chief Operating Officer, Director	1996(2)
Mike Cockrell	54	Treasurer and Chief Financial Officer, Director	1993(3)
James A. Grimes	63	Secretary and Chief Accounting Officer	1993(4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

(3)	Mike Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(4)	James A. Grimes became Secretary of the Registrant effective November 1, 1993. Mr. Grimes also serves as Chief Accounting Officer, which position he has held since 1985.

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

The number of stockholders of record as of November 30, 2011 was 3,186.

The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2011	High	Low	Dividends
First Quarter	$44.48	$38.59	$.17
Second Quarter	$48.47	$40.88	$.17
Third Quarter	$48.64	$40.73	$.17
Fourth Quarter	$51.60	$38.69	$.17

	Stock Price
Fiscal Year 2010	High	Low	Dividends
First Quarter	$47.95	$36.80	$.15
Second Quarter	$59.05	$46.10	$.15
Third Quarter	$57.37	$46.75	$.15
Fourth Quarter	$45.82	$38.98	$.17

On December 9, 2011 the closing sales price for the common stock was $ 52.29 per share.

During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[2]
Aug. 1, 2011 — Aug. 31, 2011	0	$00.00	0	263,566
Sept. 1, 2011 — Sept. 30, 2011	1,382	$47.50	1,382	262,184
Oct. 1, 2011 — Oct. 31, 2011	33,898	$49.50	33,898	228,286

Total	35,280	$49.42	35,280	228,286

1	The Company purchased 1,382 and 33,898 shares during September and October 2011, respectively, pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

2	The Company announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares. On October 22, 2009, the Company announced that the Board expanded the stock repurchase program to cover the repurchase of up to 1 million share and provided that the program would expire on April 24, 2012. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 771,714 shares as of October 31, 2011 under the authorized stock repurchase program.

Item 6. Selected Financial Data.

	Year Ended October 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Net sales	$1,978,085	$1,925,445	$1,789,508	$1,723,583	$1,474,844
Operating income (loss)	(188,380)	209,841	136,610	(65,663)	125,393
Net income (loss)	(127,077)	134,820	82,319	(43,129)	78,833
Basic earnings (loss) per share	(5.74)	6.07	3.94	(2.13)	3.83
Diluted earnings (loss) per share	(5.74)	6.07	3.94	(2.13)	3.82
Working capital	324,296	238,166	162,663	188,779	128,049
Total assets	948,521	841,620	636,176	681,158	600,373
Long-term debt, less current maturities	273,670	62,075	103,123	225,322	96,623
Stockholders’ equity	506,900	645,713	430,708	353,967	404,546
Cash dividends declared per share	$.68	$.62	$.57	$.56	$.50

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

(5)Various inventory risks due to changes in market conditions, including, but not limited to, the risk that market values of live and processed poultry inventories might be lower than the cost of such inventories, requiring a downward adjustment to record the value of such inventories at the lower of cost or market as required by generally accepted accounting principles.

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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this annual report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements of the Company’s belief about future demand for its products and future production levels.

GENERAL

The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 51.0% of the Company’s total normal production costs.

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

Whole bird prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31 as follows:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
Fiscal 2011
High	$.8625		$.8650		$.8750		$.8900	*
Low	$.8500	*	$.8500	*	$.8650		$.8750
Fiscal 2010
High	$.8325		$.8525		$.8800	*	$.8800	*
Low	$.8200	*	$.8325		$.8550		$.8650
Fiscal 2009
High	$.8725		$.8725		$.8900	*	$.8800
Low	$.8675		$.8550		$.8600		$.8250	*

*	Year High/Low

Sanderson Farms announced plans on April 24, 2008, to invest approximately $126.5 million for construction of a new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina. On June 26, 2008, the Company announced its decision to postpone the project due to market conditions and escalating grain prices. On July 23, 2009, the Company announced plans to proceed with the construction and start-up of the Company’s Kinston, North Carolina, poultry complex with a revised budget of approximately $121.4 million. The new complex was completed within budget and initial operations began as expected during January 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity, at full production, to process 1,250,000 birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. During the fourth quarter of fiscal 2011 the new Kinston processing plant sold 58.8 million pounds of dressed poultry meat.

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. The Company announced on February 24, 2011 that this new complex will be placed on hold pending improvement in market fundamentals, including assurance that the supply of corn and other feed grains in the United States and the world will be adequate to meet the demands of end users of such grains at reasonable prices. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry meat per week. We will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See “The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties” in the Risk Factors Section of our Annual Report.

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2011, with the permitted carry over, is $70.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2011. The facility also sets a minimum net worth requirement that at October 31, 2011 was approximately $450.7 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale of shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued. The Company sold 2.3 million shares of its common stock pursuant to this registration statement on April 7, 2010 at $53.00 per share. The registration statement was set to expire on October 23, 2011, therefore, the Company filed a new registration statement on October 4, 2011 to register for possible future sale shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.

EXECUTIVE OVERVIEW OF RESULTS — 2011

During fiscal 2011, the Company’s margins decreased primarily as a result of higher costs of feed grains in flocks sold and lower overall market prices for poultry products as compared to fiscal 2010. While demand for fresh chicken in the retail grocery store market has been stable, demand from food service customers has remained soft as the overall supply of poultry meat in the United States has increased, resulting in overall lower market prices for poultry products during fiscal 2011 as compared to fiscal 2010. Although leading indicators point to fewer chickens being processed this winter, we believe demand from food service customers will remain weak until overall economic conditions in the United States, employment data and consumer confidence improve. The costs of corn and soybean meal have increased significantly due to several factors, including lower than expected yields of both corn and soybeans during the 2010 crop year and uncertainty regarding size and quality of the 2011 crop. The Company has priced a significant portion of its grain needs for the first half of fiscal 2012. Had it priced the remaining needs at December 15, 2011 market prices, including the additional volume needed during fiscal 2012, cash feed grain prices would be approximately $58.98 million lower during fiscal 2012 as compared to fiscal 2011.

RESULTS OF OPERATIONS — 2011

Net sales during fiscal 2011 were $1,978.1 million as compared to $1,925.4 million during fiscal 2010. Net sales of poultry products during fiscal 2011were $1,871.7 million as compared to $1,803.9 million during fiscal 2010 an increase of $67.8 million or 3.8%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 8.7%, offset by a decrease in the average sales price of poultry products of 4.6%. During fiscal 2011 the Company sold 2.79 billion pounds of poultry products, up from 2.57 billion pounds during fiscal 2010, an increase of 224.2 million pounds primarily as a result of the pounds sold from the new Kinston complex and an increase in the Company’s average live weight of chickens. The new Kinston complex began initial operation during January 2011 and sold 129.1 million pounds of poultry through October 31, 2011, or 4.6% of the Company’s total poultry pounds sold during fiscal 2011. Overall market prices for poultry products decreased during fiscal 2011 as compared to fiscal 2010 as a result of an increase in the supply of poultry products and sluggish demand from food service customers. Urner Barry market prices for boneless breast meat, tenders and jumbo wings decreased significantly during fiscal 2011 as compared to fiscal 2010 by 14.5%, 15.7% and 31.6%, respectively. However, the impact of these decreases was partially offset by improvements during fiscal 2011 in the average Urner Barry prices for bulk leg quarters and the average market price for Georgia Dock whole birds of 19.2% and 1.7%, respectively, as compared to fiscal 2010. Net sales of prepared chicken products during fiscal 2011 and 2010 were $106.4 million and $121.5 million, respectively, or a decrease of 12.4%, resulting from a decrease in the average sales price of prepared chicken products sold of 2.6% and a decrease in the pounds of prepared chicken products sold of 10.1% from 61.0 million pounds during fiscal 2010 to 54.8 million pounds sold during fiscal 2011.

Cost of sales during fiscal 2011 were $2,085.2 million as compared to $1,630.5 million during fiscal 2010, an increase of $454.7 million or 27.9%. Cost of sales of poultry products sold during fiscal 2011 and fiscal 2010 were $1,989.1 million and $1,519.4 million, respectively, an increase of $469.7 million or 30.9%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in feed costs of $0.1064 per pound or 38.8% and an increase in the pounds of poultry products sold of 8.7%.

Poultry Cost of Sales

(In thousands, except per pound data)

	2011		2010		Increase
Description	Dollars	Per lb	Dollars	Per lb	Dollars	Per lb
Feed in broiler flocks sold	$1,063,646	$0.3807	$704,733	$0.2742	$358,913	$0.1064
All other cost of sales	$925,440	$0.3312	$814,626	$0.3170	$110,814	$0.0142

Total poultry cost of sales	$1,989,086	$0.7119	$1,519,359	$0.5912	$469,727	$0.1207

Poultry Pounds Sold	2,794,208		2,570,017

The cost of feed in broiler flocks sold during fiscal 2011 as compared to fiscal 2010 increased $358.9 million or $0.1064 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $110.8 million, or an increase of $0.0142 per pound of poultry products sold compared to the same period a year ago. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs, including those same costs incurred at the new Kinston, North Carolina complex during fiscal 2011. The new Kinston complex will have a higher average cost of sales per pound than similar Company complexes, excluding feed costs, until the new Kinston complex reaches full capacity during the second quarter of fiscal 2012. Higher per pound costs at Kinston were the primary factor for the increase per pound of all other cost of sales of $0.0142 during fiscal 2011 as compared to 2010. Costs of sales of the Company’s prepared chicken products during fiscal 2011 were $96.2 million as compared to $111.2 million during fiscal 2010, a decrease of $15.0 million or 13.5% and is reflective of the decrease in pounds sold of prepared chicken products.

The Company recorded a charge of $9.0 million to lower the value of live broiler inventories on hand at October 31, 2011 from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. However, the Company estimates that the cost to grow live birds in inventory on October 31, 2011 to a marketable age and then process and distribute those birds during November and December 2011 will be higher than the anticipated sales price during those months. Accordingly, the Company adjusted the value of live inventory from cost to estimated market value. The Company had no such charge at October 31, 2010 because the Company estimated the cost to grow, process and distribute live birds in inventory on October 31, 2010 was lower than the anticipated sales price of the finish product.

For the twelve months ending October 31, 2011, cost of sales includes adjustments of $59.3 million to record live broiler inventory at market value. Of this amount, $50.3 million is considered a component of cost of sales as the related products have been sold, leaving a $9.0 million reserve at October 31, 2011. These adjustments were necessary because the projected cost at that time to complete, process and sell the broilers was expected to exceed the market value of finished product. No similar adjustments were recorded in fiscal 2010 and 2009.

Selling, general and administrative costs during fiscal 2011 and fiscal 2010 were $72.2 million and $85.1 million, respectively, a decrease of $12.9 million. The following table includes the components of selling, general and administrative costs for the twelve months ended October 31, 2011 and 2010.

Selling, General and Administrative Cost

(In thousands)

Description	2011	2010
ESOP expense	$0	$9,000
Bonus expense	0	8,352
Stock compensation expense	5,204	7,462
Start up expense	4,502	6,143
Advertising expense	751	637
Trainee cost	4,798	4,459
All other S,G & A	56,962	49,002

Total S,G & A	$72,217	$85,055

As illustrated in the table above, the decrease in selling, general and administrative costs for fiscal 2011 as compared to fiscal 2010 resulted from accruals during fiscal 2010 to the Company’s Employee Stock Ownership Plan and Bonus Award Program. Contributions to these programs are based on profitability, and accordingly, no such accrual has been recorded during fiscal 2011.

The Company’s operating loss during fiscal 2011 was $188.4 million as compared to operating income during fiscal 2010 of $209.8 million, a reduction of $398.2 million. The reduction in the Company’s operating margin during fiscal 2011 as compared to fiscal 2010 resulted primarily from higher cost of feed grains included in flocks sold and a decline in overall market prices of poultry products, as described above.

Interest expense during fiscal 2011was $6.4 million as compared to interest expense during fiscal 2010 of $2.7 million. The Company capitalized $630,000 of interest costs during fiscal 2011 to the construction of the new complex in Kinston and Lenoir County, North Carolina, all of which was capitalized during November and December 2010 prior to the start up of operations in January 2011. During fiscal 2010 the Company capitalized approximately $1.9 million of interest cost to the construction of the new complex in Kinston and Lenoir County, North Carolina.

The Company’s effective tax rate for fiscal 2011 was 34.6% as compared to 35.0% during fiscal 2010. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

The net loss during fiscal 2011 was $127.1 million or $5.74 per share as compared to a net income during fiscal 2010 of $134.8 million or $6.07 per share.

EXECUTIVE OVERVIEW OF RESULTS — 2010

During fiscal 2010 as compared to fiscal 2009, the Company’s margins improved primarily as a result of higher overall market prices for poultry products, additional pounds of poultry products sold and a decrease of $0.0103 per pound, or 3.6% in feed costs in broiler flocks sold. The Company believes overall market prices for poultry products during fiscal 2010 as compared to fiscal 2009 improved due more from the tightening of the supply of poultry products than an improvement in demand from consumers. While encouraged by the re-opening of Russia to United States poultry products in August 2010 and significantly higher market prices for boneless breast meat and tenders during the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, the Company believes that demand for white meat from food service customers will remain under pressure until overall economic conditions in the United States improve and export demand from Russia and China will continue to be subject to political uncertainty. Feed grain market prices have increased significantly due to multiple factors, including the lower than expected United States corn crop, recent drought conditions in Russia and increased demand for grain from China. The Company had not priced a significant portion of its grain needs for fiscal 2011 as of December 10, 2010. Had it priced those needs at December 10, 2010 market prices, including the additional volume needed during 2011, cash feed grain prices would be approximately $231.2 million higher during fiscal 2011 as compared to fiscal 2010.

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

Poultry Cost of Sales

(In thousands, except per pound data)

	2010		2009		Increase/(Decrease)
Description	Dollars	Per lb	Dollars	Per lb	Dollars	Per lb
Feed in broiler flocks sold	$704,733	$0.2742	$698,287	$0.2845	$6,446	$(0.0103)
All other cost of sales	$814,626	$0.3170	$773,619	$0.3152	$41,007	$0.0018

Total poultry cost of sales	$1,519,359	$0.5912	$1,471,906	$0.5997	$47,453	$(0.0085)

Poultry Pounds Sold	2,570,017		2,454,344

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

Selling, General and Administrative Cost

(In thousands)

Description	2010	2009
ESOP expense	$9,000	$6,000
Bonus expense	8,352	4,406
Stock compensation expense	7,462	5,799
Start up expense	6,143	264
Advertising expense	637	591
Trainee Cost	4,459	2,443
All other S,G & A	49,002	44,160

Total S,G & A	$85,055	$63,663

As illustrated in the table above, the increase in selling, general and administrative costs during fiscal 2010 as compared to fiscal 2009 resulted from increased accruals related to the Company’s Bonus Award and stock compensation plans and the Company’s Employee Stock Ownership Plan (“ESOP”). In addition the Company incurred additional administrative costs related to the new Kinston and Lenoir County poultry complex. All costs at Kinston, excluding customer service department costs, after the plant started operations have been included in cost of sales.

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

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2011 was $324.3 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.8 to 1. The Company’s working capital and current ratio at October 31, 2010 were $238.2 million and 3.2 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2011 included cash on hand at October 31, 2010 and borrowings under the Company’s revolving credit facility with nineteen banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, increase the line of credit to $500.0 million from $300.0 million and to extend the term until 2016 from 2013. As of October 31, 2011, the Company had borrowed $222.7 million under the revolving credit facility and had $9.6 million outstanding in letters of credit. As of December15, 2011, the Company had borrowed $232.7 million, leaving $257.7 million available under the new revolving credit facility.

The Company’s cash position at October 31, 2011 and October 31, 2010 consisted of $11.1 million and $73.4 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at October 31, 2011 and October 31, 2010 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by (used in) operating activities during fiscal 2011 and fiscal 2010 were ($204.0) million and $178.4 million, respectively. The decrease in cash flows from operating activities of $382.4 million resulted primarily from higher prices for feed grains, lower overall market prices for poultry products, and funds required to pay for additional inventories of live and processed poultry at the new Kinston facility during fiscal 2011 as compared to fiscal 2010.

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

Cash flows used in investing activities during fiscal 2011, 2010 and 2009 were $62.8 million, $144.8 million and $25.2 million, respectively. The Company’s capital expenditures during fiscal 2011 were $63.0 million and included $18.6 million to complete construction of the Company’s new Kinston and Lenoir County, North Carolina complex. Capital expenditures during fiscal 2010 were $144.8 million and included $107.7 million for construction of the Company’s new Kinston and Lenoir County, North Carolina complex. During fiscal 2009, the Company spent approximately $25.4 million on planned capital projects, including $3.1 million to begin construction of the Company’s new Kinston, North Carolina complex. Excluding the Kinston and Lenoir County complex under construction, the Company’s capital expenditures during fiscal 2011, 2010 and 2009 were $44.3 million, $37.1 million and $22.3 million, respectively.

Cash flows provided by (used in) financing activities during fiscal 2011, 2010 and 2009 were $204.4 million, $31.6 million and ($133.8) million, respectively. The Company borrowed $222.7 million during fiscal 2011 under its revolving credit facility to fund operations, primarily higher inventories caused by grain cost, capital budgets and payment of dividends. On April 7, 2010 the Company sold 2.3 million shares of its common stock at $53.00 per share resulting in net proceeds from the secondary offering of $115.1 million. The Company used $40.0 million of the proceeds from the sale of the stock to pay off the outstanding draws under its revolving credit facility. The remaining proceeds of $75.2 million were used to finance a portion of the construction of the new retail poultry complex in Kinston, North Carolina and general corporate purposes. A portion was also used during our fourth fiscal quarter of 2010 to purchase and retire 664,688 shares of common stock in open market transactions at a total cost of $28.4 million. During fiscal 2009 the Company’s favorable margins allowed for the net repayment of borrowings under the revolving credit facility of $121.3 million and to fund the 2009 capital budget.

The Company’s capital budget for fiscal 2012 is approximately $37.6 million, excluding leases, at November 30, 2011. The 2012 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $267.7 million available under the revolving line of credit at October 31, 2011.

On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register, for possible future sale, shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued. The Company sold 2.3 million shares of its common stock pursuant to this registration statement on April 7, 2010 at $53.00 per share, as more fully described below. The registration statement was set to expire on October 23, 2011, therefore, the Company filed a new registration statement on October 4, 2011 to register, for possible future sale, shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.

On March 29, 2010 the Company announced that it had commenced an underwritten registered public offering of 2,000,000 shares of its common stock under its shelf registration statement. In connection with this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any. On April 7, 2010 the Company announced the closing of its underwritten registered public offering of 2,300,000 shares of its common stock, including 300,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The offering price to the public was $53.00 per share. The Company also announced its intent to use the net proceeds from the offering, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina. Pending such uses, net proceeds from the offering were used to reduce indebtedness and to invest in cash and cash equivalents. The Company has used some of the invested proceeds as working capital and for general corporate purposes.

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

As announced on March 29, 2010, the Company plans to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. The Company announced on February 24, 2011 that this new complex would be placed on hold pending improvement in market fundamentals, including assurance that the supply of corn and other feed grains in the United States and the world will be adequate to meet the demands of end users of such grains at reasonable prices. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. The Company will need to indentify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See “The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties” in the Risk Factors Section of our Annual Report on Form 10-K for the year ended October 31, 2011.

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2011, with the permitted carry over, is $70.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2011. The facility also sets a minimum net worth requirement which, at October 31, 2011, was approximately $450.7 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of October 31, 2011, the Company had borrowed $222.7 million under the revolving credit facility and had $9.6 million in outstanding letters of credit. As of December 15, 2011, the Company had borrowed $232.7 million under the revolving credit facility, leaving $257.7 million available under the revolving credit facility.

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

Contractual Obligations

Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2011 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$272,701	$10,000	$20,000	$242,701	$0
Capital lease obligations	12,075	1,106	1,556	9,413	0
Interest on long-term debt	24,008	6,724	11,440	5,844	0
Operating leases	10,787	4,227	4,081	2,479	0
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	353,187	323,518	29,669	0	0
Construction contracts	2,330	2,330	0	0	0
Aircraft	3,800	3,800	0	0	0
Claims payable	12,141	8,841	3,300	0	0

Total	$691,029	$360,546	$70,046	$260,437	$0

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

Allowance for Doubtful Accounts

In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), estimates of the recoverability of amounts due could be reduced by a material amount, and the allowance for doubtful accounts and related bad debt expense would increase by the same amount.

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

The Company made an adjustment to the value of its live inventories at October 31, 2011. As with processed inventories, the value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be at the lower of cost or market. Because of relatively low market prices for poultry during November and December 2011 and high feed grains, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2011 is expected to exceed the market value for the finished product. Accordingly, the Company’s results for the year ended October 31, 2011 include a charge of $9.0 million before income taxes to reduce the value of live inventories from cost to market. The Company’s live broiler inventories are recorded at cost at October 31, 2010 and 2009 because the estimated market value was higher than the estimated cost to complete those live broiler inventories. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.

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

Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset.

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

New Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011. We do not expect this update to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at October 31, 2011. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

December 20, 2011

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$11,075	$73,419
Accounts receivable, less allowance of $1,373,000 in 2011 and 2010	94,021	92,467
Inventories	211,753	153,289
Refundable income taxes	88,512	0
Deferred income taxes	6,357	1,760
Prepaid expenses	26,240	24,033

Total current assets	437,958	344,968
Property, plant and equipment:
Land and buildings	425,911	432,292
Machinery and equipment	513,624	451,346

	939,535	883,638
Accumulated depreciation	(434,030)	(389,911)

	505,505	493,727
Other assets	5,058	2,925

Total assets	$948,521	$841,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,761	$49,437
Accrued expenses	35,795	56,317
Current maturities of long-term debt	11,106	1,048

Total current liabilities	113,662	106,802
Long-term debt, less current maturities	273,670	62,075
Claims payable	3,300	2,100
Deferred income taxes	50,989	24,930
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued - Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares-22,227,536 in 2011 and 22,077,559 in 2010	22,228	22,078
Paid-in capital	131,172	127,580
Retained earnings	353,500	496,055

Total stockholders’ equity	506,900	645,713

Total liabilities and stockholders’ equity	$948,521	$841,620

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$1,978,085	$1,925,445	$1,789,508
Cost and expenses:
Cost of sales	2,085,248	1,630,549	1,589,235
Live inventory adjustment	9,000	0	0
Selling, general and administrative	72,217	85,055	63,663

	2,166,465	1,715,604	1,652,898

Operating income (loss)	(188,380)	209,841	136,610
Other income (expense):
Interest income	41	103	29
Interest expense	(6,413)	(2,708)	(9,019)
Other	510	19	6

	(5,862)	(2,586)	(8,984)

Income (loss) before income taxes	(194,242)	207,255	127,626
Income tax expense (benefit)	(67,165)	72,435	45,307

Net income (loss)	$(127,077)	$134,820	$82,319

Earnings (loss) per share:
Basic	$(5.74)	$6.07	$3.94

Diluted	$(5.74)	$6.07	$3.94

Dividends per share	$.68	$.62	$.57

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Paid-In Capital	Retained Earnings	Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance at October 31, 2008	20,288,643	$20,289	$28,859	$304,819	$353,967
Net income for year				82,319	82,319
Cash dividends ($.57 per share)				(11,907)	(11,907)
Issuance of common stock under stock compensation plans	44,994	45	124		169
Issuance of restricted common stock under stock compensation plans			362		362
Amortization of unearned compensation			5,798		5,798

Balance at October 31, 2009	20,333,637	$20,334	$35,143	$375,231	$430,708
Net income for year				134,820	134,820
Cash dividends ($.62 per share)				(13,996)	(13,996)
Secondary offering of common stock	2,300,000	2,300	112,798		115,098
Purchase and retirement of common stock	(664,688)	(665)	(27,708)		(28,373)
Issuance of common stock under stock compensation plans	108,610	109	(1,149)		(1,040)
Issuance of restricted common stock under stock compensation plans			978		978
Amortization of unearned compensation			7,518		7,518

Balance at October 31, 2010	22,077,559	$22,078	$127,580	$496,055	$645,713
Net loss for year				(127,077)	(127,077)
Cash dividends ($.68 per share)				(15,478)	(15,478)
Issuance of common stock under stock compensation plans	149,977	150	(2,856)		(2,706)
Issuance of restricted common stock under stock compensation plans			945		945
Amortization of unearned compensation			5,503		5,503

Balance at October 31, 2011	22,227,536	$22,228	$131,172	$353,500	$506, 900

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net income (loss)	$(127,077)	$134,820	$82,319
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,661	44,430	43,197
Amortization of unearned compensation	5,503	7,518	5,798
Live inventory adjustment	9,000	0	0
Provision for losses on accounts receivable	0	82	367
Deferred income taxes	21,462	3,665	15,305
Change in assets and liabilities:
Accounts receivable	(1,554)	(24,088)	(5,312)
Inventories	(67,464)	(12,768)	(3,506)
Refundable income taxes	(88,512)	0	29,465
Prepaid expenses and other assets	(4,995)	(5,719)	(3,112)
Accounts payable	17,324	12,559	(13,555)
Accrued expenses and claims payable	(19,322)	17,910	11,942

Total adjustments	(76,897)	43,589	80,589

Net cash provided by (used in) operating activities	(203,974)	178,409	162,908
Investing activities
Capital expenditures	(62,958)	(144,847)	(25,356)
Net proceeds from sale of property and equipment	174	18	153

Net cash used in investing activities	(62,784)	(144,829)	(25,203)
Financing activities
Borrowings from revolving line of credit	222,701	10,000	65,000
Payments on revolving line of credit	0	(50,000)	(186,307)
Principal payments on long-term debt	(678)	(31)	(152)
Principal payments on capital lease obligations	(370)	(991)	(937)
Dividends paid	(15,478)	(13,996)	(11,907)
Net proceeds from secondary offering of common stock	0	115,098	0
Purchase of common stock	0	(28,373)	0
Tax benefit from stock incentive plans	70	405	6
Proceeds from issuance of restricted stock under stock compensation plans	945	978	362
Proceeds (payments) from issuance of common stock under stock compensation plans	(2,776)	(1,445)	163

Net cash provided by (used in) financing activities	204,414	31,645	(133,772)

Net change in cash and cash equivalents	(62,344)	65,225	3,933
Cash and cash equivalents at beginning of year	73,419	8,194	4,261

Cash and cash equivalents at end of year	11,075	73,419	8,194

Supplemental disclosure of cash flow information:
Income taxes paid	$4,391	$62,625	$536

Interest paid	$6,581	$4,667	$9,878

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

The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Revenue is recognized when product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for each of the years ended October 31, 2011, 2010 and 2009. Shipping and handling costs are included as a component of cost of sales.

The Company’s sales of poultry and prepared chicken products to external customers are made in various forms depending on individual customer needs. Gross sales for all poultry and prepared chicken products to external customers during fiscal 2011, 2010 and 2009 were $2.029 billion, $1.975 billion and $1.833 billion, respectively. Gross sales of fresh ice packed chicken made primarily to food service customers totaled approximately $287.8 million, $328.3 million and $275.3 million in fiscal 2011, 2010 and 2009, respectively. Gross sales of chill pack chicken made primarily to retail grocery store customers totaled approximately $670.1 million, $576.2 million and $584.4 million in fiscal 2011, 2010 and 2009, respectively. Gross sales of frozen chicken made primarily to export customers totaled approximately $272.0 million, $218.1 million and $198.2 million in fiscal 2011, 2010 and 2009, respectively. Gross sales of fresh CVP packed chicken made primarily to food service customers totaled approximately $690.8 million, $730.0 million and $640.9 million in fiscal 2011, 2010 and 2009, respectively. Gross sales of prepared, partially cooked chicken made primarily to food service customers totaled approximately $107.9 million, $122.5 million and $133.7 million in fiscal 2011, 2010 and 2009, respectively. Sales of mechanically deboned meat made primarily to customers who further process the meat are included in sales of fresh ice packed chicken above and totaled approximately $23.9 million, $20.3 million and $21.2 million in fiscal 2011, 2010 and 2009, respectively. Sales of offal to rendering companies are considered by products, accordingly, these revenues reduce cost of sales and totaled $35.4 million , $22.9 million and $20.4 million in fiscal 2011, 2010 and 2009, respectively.

The Company sells certain of its products either directly to foreign markets or to U.S based customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2011, 2010 and 2009 totaled approximately $253.8 million, $191.4 million and $177.3 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.

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

When the projected cost to complete, process and sell broilers exceeds the expected market value for the finished product, the Company records a reserve to reduce the value of live inventories from cost to market.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line and units of production methods over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2011, 2010 and 2009, the Company capitalized interest of $630,000, $1,945,557 and $7,112 to the new complex under construction in Kinston, North Carolina.

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

Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $732,000, $637,000 and $591,000 for fiscal 2011, 2010 and 2009, respectively.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.

Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset.

Share Based Compensation: The Company accounts for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares in the income statement based on their fair values.

Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the year. Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus included in the calculation of basic earnings per share. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were outstanding shares. Diluted earnings per share includes any dilutive effects of options, warrants, restricted stock and convertible securities.

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

Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 – Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

At October 31, 2011 and 2010, the fair value of the Company’s cash equivalents of approximately $18.8 million and $35.9 million, respectively, approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.

Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	October 31, 2011		October 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt ( In millions)	$285	$285	$71	$63

Reclassification: The Company has made reclassifications to prior year financial statements to conform with the presentation for the current year financial statements. The reclassifications are for consistency of presentation and do not affect previously reported net income (loss), stockholders’ equity or total assets.

Impact of Recently Issued Accounting Standards:

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011. We do not expect this update to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Inventories

Inventories consisted of the following:

	October 31,
	2011	2010
	(In thousands)
Live poultry-broilers (net of reserve) and breeders	$124,260	$96,962
Feed, eggs and other	43,628	27,732
Processed poultry	27,892	14,255
Prepared chicken	9,392	8,611
Packaging materials	6,581	5,729

	$211,753	$153,289

The Company recorded an adjustment to value its live broilers at October 31, 2011 at market value rather than at cost. The value of live chickens, the cost for which is accumulated during the life of a flock as each flock is fed and cared for, is recorded at the lower of cost or market value. Because market prices for corn and soybean meal are relatively high, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2011 is expected to exceed the market value for the finished product. Therefore, the Company’s results for fiscal 2011 include a charge of $9.0 million before income taxes to reduce the value of live inventories from cost to market value. The Company’s live broiler inventory at October 31, 2010 was recorded at cost, because the projected cost at that time to complete, process and sell broilers in inventory at October 31, 2010 was not expected to exceed the market value of the finished product. The Company recorded the inventory of breeders at October 31, 2011 and October 31, 2010 at cost, less accumulated amortization. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.

For the twelve months ending October 31, 2011, cost of sales includes adjustments of $59.3 million to record live broiler inventory at market value. Of this amount, $50.3 million is considered a component of cost of sales as the related products have been sold, leaving a $9.0 million reserve at October 31, 2011. These adjustments were necessary because the projected cost at that time to complete, process and sell the broilers was expected to exceed the market value of finished product. No similar adjustments were recorded in fiscal 2010 and 2009.

The Company’s inventory of live poultry was higher at October 31, 2011 as compared to October 31, 2010 due to significantly higher grain prices and additional units of broilers in inventory at October 31, 2011, as compared to October 31, 2010. The increase in the number of live broilers in inventory at October 31, 2011 resulted from additional units of live poultry at the new complex in Kinston and Lenoir County, North Carolina.

The increase in inventory of processed poultry resulted primarily from relatively higher grain prices, additional units of export product in inventory at October 31, 2011 as compared to October 31, 2010, which resulted from the timing of export sales, and additional units of processed poultry at the Company’s new complex in Kinston and Lenoir County, North Carolina.

The increase in packaging materials resulted primarily from additional units in inventory at October 31, 2011 as compared to October 31, 2010, at the Company’s new complex in Kinston and Lenoir County, North Carolina.

3. Prepaid expenses

Prepaid expenses consisted of the following:

	October 31,
	2011	2010
	(In thousands)
Parts and supplies	$13,971	$11,896
Prepaid insurance	8,470	10,856
Other prepaid expenses	3,799	1,281

	$26,240	$24,033

4. Accrued expenses

Accrued expenses consisted of the following:

	October 31,
	2011	2010
	(In thousands)
Accrued bonuses	$0	$19,769
Accrued wages	6,187	4,554
Workers’ compensation claims	8,841	8,545
Accrued vacation	4,989	4,554
Accrued income taxes	0	4,578
Accrued rebates	5,014	3,670
Accrued property taxes	4,762	4,951
Post retirement benefit	1,450	1,756
Accrued payroll taxes	1,961	1,018
Deferred revenue	200	1,100
Other accrued expenses	2,391	1,822

	$35,795	$56,317

The decrease in accrued bonuses resulted from accruals during fiscal 2010 for the Company’s Bonus Award Program. Contributions to these programs are based on profitability, and accordingly, no such accrual has been recorded for fiscal 2011.

5. Long-Term debt and capital lease obligations

Long-term debt and capital lease obligations consisted of the following:

	October 31,
	2011	2010
	(In thousands)
Revolving credit agreement with banks (weighted average rate of 2.3% at October 31, 2011)	$222,701	$0
Term loan, accruing interest at 6.12%, maturing in 2016	50,000	50,000
Capital lease obligation, imputed interest at 5.53%, due in monthly installments of $112,015, including interest, maturity in 2015	11,685	12,363
6% Mississippi Business Investment Act bond-capital lease obligation, due November 1, 2012	390	760

	284,776	63,123
Less current maturities of long-term debt and capital leases	11,106	1,048

	$273,670	$62,075

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2011, with the permitted carry over, is $70.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2011. The facility also sets a minimum net worth requirement which, at October 31, 2011, was approximately $450.7 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of October 31, 2011, the Company had borrowed $222.7 million under the revolving credit facility and had $9.6 million in outstanding letters of credit. As of December 15, 2011, the Company had borrowed $232.7 million under the revolving credit facility, leaving $257.7 million available under the revolving credit facility.

The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 0.75% to 2.5%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	0.75%	0.35%
2	≥ 25% and < 35%	1.00%	0.40%
3	≥ 35% and < 45%	1.50%	0.45%
4	≥ 45% and < 55%	2.00%	0.50%
5	≥ 55%	2.50%	0.50%

The term loan consists of a private placement of $50.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million beginning in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility. The Company was in compliance with all covenants at October 31, 2011.

The aggregate annual maturities of long-term debt and capital lease obligations at October 31, 2011 are as follows (in thousands):

Fiscal Year	Amount
2012	$11,106
2013	10,757
2014	10,799
2015	19,413
2016	232,701
Thereafter	0

$284,776

6. Income Taxes

Income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(84,207)	$63,479	$26,642
State	(4,420)	5,291	3,360

	(88,627)	68,770	30,002
Deferred:
Federal	23,656	2,622	13,546
State	(11,869)	1,043	1,759
Change in valuation allowance	9,675	0	0

	21,462	3,665	15,305

	$(67,165)	$72,435	$45,307

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,
	2011	2010
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$65,015	$36,145
Prepaid and other assets	1,420	2,105

Total deferred tax liabilities	66,435	38,250
Deferred tax assets:
Accrued expenses and accounts receivable	8,344	6,490
Inventory	3,575	235
Compensation on restricted stock	8,504	8,355
State income tax credits	9,675	0
Other	1,380	0
Valuation allowance	(9,675)	0

Total deferred tax assets	21,803	15,080

Net deferred tax liabilities	$44,632	$23,170

Current deferred tax assets	$(6,357)	$(1,760)
Long-term deferred tax liabilities	50,989	24,930

Net deferred tax liabilities	$44,632	$23,170

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2011	2010	2009
	(In thousands)
Income taxes at statutory rate	$(67,985)	$72,534	$44,669
State income taxes	(4,299)	4,117	3,327
State income tax credits	(9,675)	(273)	(517)
Federal income tax credits	(748)	(463)	(1,683)
Federal manufacturers (deduction) recapture	5,281	(4,129)	(1,877)
Other, net	586	649	1,388
Change in valuation allowance	9,675	0	0

Income tax expense (benefit)	$(67,165)	$72,435	$45,307

Included in the deferred tax assets at October 31,2011 are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $9,675,000. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. It is management’s opinion that the North Carolina income tax credits will not be utilized before they expire and a $9,675,000 gross valuation allowance has been recorded. These credits expire between fiscal years 2017 and 2020.

7. Earnings Per Share

Certain share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus included in the calculation of basic earnings per share, to the extent they are dilutive. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were outstanding shares.

The following table presents earnings (loss) per share calculated in accordance with requirements of ASC 260.

	For the year ended
	October 31, 2011	October 31, 2010
Net income	$(127,077)	$134,820
Distributed and undistributed (earnings) to unvested restricted stock	0	(3,571)

Distributed and undistributed earnings to common shareholders — Basic	$(127,077)	$131,249

Weighted average shares outstanding — Basic	22,130	21,625
Weighted average shares outstanding — Diluted	22,130	21,632

Earnings per common share — Basic	$(5.74)	$6.07
Earnings per common share — Diluted	$(5.74)	$6.07

8. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $9,000,000 and $6,000,000 in fiscal 2010 and 2009, respectively. The Company did not make a contribution to the ESOP during fiscal 2011, as contributions are dependent upon profitability.

The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $4,992,000 in fiscal 2011, $4,505,000 in fiscal 2010 and $3,857,000 in fiscal 2009.

9. Stock Compensation Plans

On February 17, 2005, the shareholders of the Company approved the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (the “Plan”). The Plan allows the Company’s Board of Directors to grant certain incentive awards including stock options, stock appreciation rights, restricted stock, and other similar awards. The Company was authorized to award up to 2,250,000 shares under the Plan. On February 17, 2011, the shareholders approved changes to the plan to increase the shares that may be issued under the plan from 2,250,000 to 3,500,000 shares and to increase the number of shares that may be granted in the form of restricted stock from 562,500 to 1,562,500 shares.

Pursuant to the Plan, on February 23, 2005, the Company’s Board of Directors approved agreements for the issuance of restricted stock to directors, executive officers and other key employees as designated by the Company’s Board of Directors. Restricted stock granted in fiscal 2009, 2010 and 2011 vests three to four years from the date of grant. In some cases, the vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s Common Stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $3,816,000, $4,055,000, $5,016,000 during fiscal 2011, 2010 and 2009, respectively.

A summary of the Company’s restricted stock activity and related information is as follows:

		Weighted
	Number of	Average Grant
	Shares	Price
Outstanding at October 31, 2006	379,000	$43.81
Granted during fiscal 2007	15,000	$33.70
Vested during 2007	0	$0.00
Forfeited during 2007	(5,050)	$42.62

Outstanding at October 31, 2007	388,950	$42.79
Granted during fiscal 2008	45,209	$35.00
Vested during 2008	(21,000)	$44.56
Forfeited during 2008	(3,485)	$41.36

Outstanding at October 31, 2008	409,674	$41.86
Granted during fiscal 2009	78,826	$36.12
Vested during 2009	(9,000)	$25.53
Forfeited during 2009	0	$0.00

Outstanding at October 31, 2009	479,500	$41.22
Granted during fiscal 2010	127,150	$40.80
Vested during 2010	(96,838)	$36.93
Forfeited during 2010	(16,864)	$38.99

Outstanding at October 31, 2010	492,948	$41.98
Granted during fiscal 2011	112,025	$43.70
Vested during 2011	(35,193)	$40.21
Forfeited during 2011	(3,267)	$40.10

Outstanding at October 31, 2011	566,513	$42.44

As reflected in the schedule above, 162,031 of the restricted stock awards were vested as of October 31, 2011. Of the 162,031 shares vested as of October 31, 2011, 39,735 were withheld by the Company to satisfy the tax withholding obligations of the recipients. The Company had $6.9 million in unrecognized share-based compensation costs as of October 31, 2011 that will be recognized over a weighted average period of 1.9 years.

Also on February 23, 2005 and pursuant to the Plan, the Company’s Board of Directors approved Management Share Purchase Plan agreements (the “Purchase Plan”) that authorized the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees as designated by the Company’s Board of Directors. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s Common Stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee retires, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2011, 2010 and 2009, the participants purchased a total of 21,497, 22,081 and 22,092 shares of restricted stock pursuant to the Purchase Plan, valued at an average $43.97, $46.38 and $38.40 per share, respectively, and the Company issued 5,277, 5,437and 5,454 matching shares, valued at an average $43.97, $46.37 and $38.40 per share, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $201,000, $273,000 and $204,000 in fiscal 2011, 2010 and 2009, respectively.

During fiscal 2011, 2010 and 2009 the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two year performance period, they are subject to an additional year holding period before they are paid out. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during the quarter ended January 31, 2006 totaled 73,400, during the quarter ended January 31, 2007 totaled 102,000, during the quarter ended January 31, 2008 totaled 67,820, during the quarter ended January 31, 2009 totaled 60,500, during the quarter ended January 31, 2010 totaled 70,000 and during the quarter ended April 30, 2011 totaled 86,725. The Company recorded compensation cost of $1,485,000, $3,190,000 and $578,000 during fiscal 2011, 2010, and 2009 related to the performance share agreements entered into during fiscal 2008 and 2009, respectively. No compensation cost was recorded related to performance share agreements entered into during fiscal 2011 and fiscal 2010, as the minimum performance measures specified in the agreements were not met or management does not believe it is probable the measures will be met.

Under the Company’s Stock Option Plan, 2,250,000 shares of Common Stock were reserved for grant to key management personnel. Options outstanding at October 31, 2008 were granted in fiscal 2002, have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2011, 2010 or 2009. The Stock Option Plan has been superseded by the Plan described above and no further options may be issued under the Stock Option Plan.

A summary of the Company’s stock option activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at October 31, 2008	22,064	11.73
Granted	0	0.00
Exercised	(500)	12.37
Forfeited	0	0.00

Outstanding at October 31, 2009	21,564	11.72
Granted	0	0.00
Exercised	(14,063)	11.37
Forfeited	0	0.00

Outstanding at October 31, 2010	7,501	12.37
Granted	0	0.00
Exercised	(1,500)	12.37
Forfeited	0	0

Outstanding at October 31, 2011	6,001	$12.37

The exercise price of the options outstanding at October 31, 2011, was $12.37 per share. At October 31, 2011, the weighted average remaining contractual life of the options outstanding was eight months and all of the options were exercisable. The aggregate intrinsic value of the 6,001 stock options outstanding as of October 31, 2011 was $222,837. During the fiscal year ended October 31, 2011, 1,500 options were exercised with an intrinsic value of $55,700.

10. Other Matters

The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2011. Rental expense under these leases totaled $7.7 million, $7.7 million, $8.5 million and for fiscal 2011, 2010 and 2009, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2011 were as follows (in millions):

Fiscal Year	Amount
2012	$4.2
2013	2.2
2014	1.9
2015	1.7
Thereafter	0.8

$10.8

At October 31, 2011, the Company’s estimated contractual obligations for feed grains, feed ingredients, and packaging supplies totaled $353.2 million, with approximately $323.5 due in less than one year and the remainder due in 1 to 3 years.

The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation, or financial position.

The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company determines the amount of reserves required, if any. As of October 31, 2011 the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

11. Quarterly Financial Data (unaudited)

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$427,732	$479,342	$511,169	$559,842
Gross profit(loss)	(31,207)	(6,024)	(67,427)	(11,505)

Net income (loss)	(33,556)	(16,276)	(55,683)	(21,562)
Diluted earnings (loss) per share	$(1.52)	$(0.74)	$(2.51)	$(0.97)

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$420,133	$487,101	$489,096	$529,125
Gross profit	42,079	74,992	79,255	98,570
Net income	15,817	35,087	36,116	47,800
Diluted earnings per share	$.75	$1.62	$1.55	$2.08

Sanderson Farms, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe(1)	Balance at End of Period
	(In Thousands)
Year ended October 31, 2011
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$0		$0	$1,373
Year ended October 31, 2010
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$83		$83	$1,373
Year ended October 31, 2009
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$367		$367	$1,373

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

As of October 31, 2011 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment we have concluded that, as of October 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2011.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have audited Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011 of Sanderson Farms, Inc. and subsidiaries and our report dated December 20, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

December 20, 2011

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

The following table provides information as of October 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding options to purchase the Company’s common stock were issued under the Registrant’s Stock Option Plan approved by shareholders on February 28, 2002. That plan has been superseded by the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005 and amended on February 17, 2011. No further options or other awards may be granted under the Stock Option Plan. There are 3,500,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(3)
Equity compensation plans approved by security holders	177,651	$12.37	1,185,073
Equity compensation plans not approved by security holders	0	$0.00	0

Total	177,651	$12.37	1,185,073

(1)	This column reflects 6,001 shares subject to outstanding, unexercised options, and 171,651 unearned performance shares outstanding at October 31, 2011 at the maximum level. However, management currently believes that it is not probable that we will achieve the minimum performance criteria for those unearned performance shares, such that none of those performance shares will be earned.
(2)	The weighted average exercise price shown relates only to the 6,001 outstanding, unexercised options included in column (a).
(3)	This column reflects the 730,911 shares of restricted stock granted to participants under the Stock Incentive Plan, the 194,739 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, and the 140,003 performance shares that have been earned under the Stock Incentive Plan, in each case since the inception of the plan and net of forfeitures, but including shares withheld at the election of the participants to satisfy tax obligations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1. FINANCIAL STATEMENTS:

The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets — October 31, 2011 and 2010

Consolidated Statements of Operations — Years ended October 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows — Years ended October 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements — October 31, 2011

(a)2. FINANCIAL STATEMENT SCHEDULES:

The following consolidated financial statement schedules of the Registrant are included in Item 8:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a)	3. EXHIBITS:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

Exhibit Number	Description

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.8+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.9+	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.10+	Amendment dated July 21, 2010 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.)

10.11+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.12+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011 for its annual meeting held February 17, 2011.)

10.13+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2010. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed January 31, 2011.)

10.14+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.15+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.16+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

Exhibit Number	Description
10.17+

Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.18+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended (for awards granted before August 2009). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.19+	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted after August 2009). (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.20+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.21+	Form of Restricted Stock Agreement between the Registrant and certain management employees for special restricted stock grant on December 21, 2009. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.)

10.22+	Form of Amendment Number 1 dated as of December 13, 2010 to Restricted Stock Agreement dated January 29, 2009, Restricted Stock Agreement dated November 1, 2009 and Restricted Stock Agreement dated December 21, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed December 23, 2010.)

10.23+	Form of Restricted Stock Agreement for restricted stock granted to officers and employees on February 17, 2011 (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed February 22, 2011.)

10.24+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2009). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.25+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2010). (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.26+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2011). (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for year ended October 31, 2010.)

10.27+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2012).

10.28+	Employment Agreement dated as of September 15, 2009 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.29+	Employment Agreement dated as of September 15, 2009 between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.30+	Employment Agreement dated as of September 15, 2009 between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.31	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.32	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

Exhibit Number	Description

10.33	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.34	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.35	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.36	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.37	Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.38	Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.39	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2008.)

10.40	Second Amendment dated December 13, 2010 to Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed December 14, 2010.)

10.41	Credit Agreement dated February 23, 2011 among Sanderson Farms, Inc. and Harris, N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.42	Guaranty Agreement dated February 23, 2011 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.43	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.44	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.45	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.46	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.47	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

Exhibit Number	Description

10.48	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.49	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

(b)	Agreements Available Upon Request by the Commission.

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

Date: December 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/20/11
Joe F. Sanderson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John H. Baker, III	12/20/11
John H. Baker, III, Director

/s/ Fred Banks, Jr.	12/20/11
Fred Banks, Jr. Director

/s/ John Bierbusse	12/20/11
John Bierbusse, Director

/s/ Lampkin Butts	12/20/11
Lampkin Butts, Director, President and Chief Operating Officer

/s/ D. Michael Cockrell	12/20/11
D. Michael Cockrell, Director, Treasurer and Chief Financial Officer

/s/ Ms. Toni Cooley	12/20/11
Toni Cooley Director

/s/ James A. Grimes	12/20/11
James A. Grimes, Secretary and Chief Accounting Officer (Principal Accounting Officer)

/s/ Beverly Wade Hogan	12/20/11
Beverly Wade Hogan, Director

/s/ Robert C. Khayat	12/20/11
Robert C. Khayat Director

/s/ Phil K. Livingston	12/20/11
Phil K. Livingston, Director

/s/ Dianne Mooney	12/20/11
Dianne Mooney Director

/s/ Gail Jones Pittman	12/20/11
Gail Jones Pittman, Director

/s/ Charles W. Ritter, Jr.	12/20/11
Charles W. Ritter, Jr., Director

/s/ Rowan Taylor	12/20/11
Rowan Taylor, Director

EXHIBITS:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.8+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.9+	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

Exhibit Number	Description

10.10+	Amendment dated July 21, 2010 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.)

10.11+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on January 14, 2005 for its Annual Meeting held February 17, 2005.)

10.12+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011 for its annual meeting held February 17, 2011.)

10.13+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2010. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed January 31, 2011.)

10.14+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.15+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.16+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.17+	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.18+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended (for awards granted before August 2009). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.19+	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted after August 2009). (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.20+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.21+	Form of Restricted Stock Agreement between the Registrant and certain management employees for special restricted stock grant on December 21, 2009. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.)

10.22+	Form of Amendment Number 1 dated as of December 13, 2010 to Restricted Stock Agreement dated January 29, 2009, Restricted Stock Agreement dated November 1, 2009 and Restricted Stock Agreement dated December 21, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed December 23, 2010.)

10.23+	Form of Restricted Stock Agreement for restricted stock granted to officers and employees on February 17, 2011 (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed February 22, 2011.)

10.24+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2009). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.25+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2010). (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

Exhibit Number	Description

10.26+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2011). (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for year ended October 31, 2010.)

10.27+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2012).

10.28+	Employment Agreement dated as of September 15, 2009 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.29+	Employment Agreement dated as of September 15, 2009 between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.30+	Employment Agreement dated as of September 15, 2009 between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.31	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.32	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.33	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.34	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.35	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.36	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.37	Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.38	Guaranty Agreement dated May 1, 2008 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2008.)

10.39	First Amendment dated July 25, 2008 to the Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended July 31, 2008.)

10.40	Second Amendment dated December 13, 2010 to Credit Agreement dated May 1, 2008 among Sanderson Farms, Inc. and Bank of Montreal, Individually and as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed December 14, 2010.)

10.41	Credit Agreement dated February 23, 2011 among Sanderson Farms, Inc. and Harris, N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

Exhibit Number	Description

10.42	Guaranty Agreement dated February 23, 2011 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.43	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.44	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.45	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.46	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.47	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.48	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.49	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.