Form 10-Q
period 2012-01-23
SANDERSON FARMS INC
filed 2012-02-28
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,253,462 shares outstanding as of February 16, 2012.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2012	October 31, 2011
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,851	$11,075
Accounts receivable, net	89,165	94,021
Inventories	214,692	211,753
Refundable income taxes	102,124	88,512
Deferred income taxes	3,632	6,357
Prepaid expenses and other current assets	27,095	26,240

Total current assets	440,559	437,958
Property, plant and equipment	955,393	939,535
Less accumulated depreciation	(448,584)	(434,030)

	506,809	505,505
Other assets	4,496	5,058

Total assets	$951,864	$948,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$96,910	$102,556
Current maturities of long-term debt	11,106	11,106

Total current liabilities	108,016	113,662
Long-term debt, less current maturities	288,496	273,670
Claims payable	3,300	3,300
Deferred income taxes	55,467	50,989
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares — 22,253,462 and 22,227,536 at January 31, 2012 and October 31, 2011, respectively	22,253	22,228
Paid-in capital	132,724	131,172
Retained earnings	341,608	353,500

Total stockholders’ equity	496,585	506,900

Total liabilities and stockholders’ equity	$951,864	$948,521

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,
	2012	2011
	(In thousands, except per share amounts)
Net sales	$517,826	$427,732
Cost and expenses:
Cost of sales	509,004	436,639
Live inventory adjustment	0	22,300
Selling, general and administrative	17,903	20,411

	526,907	479,350

OPERATING LOSS	(9,081)	(51,618)
Other income (expense):
Interest income	2	21
Interest expense	(2,962)	(456)
Other	(564)	29

	(3,524)	(406)

LOSS BEFORE INCOME TAXES	(12,605)	(52,024)
Income tax benefit	(4,616)	(18,468)

NET LOSS	$(7,989)	$(33,556)

Loss per share:
Basic	$(0.36)	$(1.52)

Diluted	$(0.36)	$(1.52)

Dividends per share	$.17	$.17

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,
	2012	2011
	(In thousands)
Operating activities
Net loss	$(7,989)	$(33,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,694	11,436
Non-cash stock compensation	1,217	1,375
Live inventory adjustment	(9,000)	22,300
Deferred income taxes	7,203	(8,240)
Change in assets and liabilities:
Accounts receivable, net	4,856	23,596
Refundable income taxes	(13,612)	(11,465)
Inventories	6,061	(39,381)
Prepaid expenses and other assets	(433)	914
Accounts payable, accrued expenses and other liabilities	(9,549)	(20,430)

Total adjustments	1,437	(19,895)

Net cash used in operating activities	(6,552)	(53,451)
Investing activities
Capital expenditures	(15,858)	(18,946)
Net proceeds from sale of property and equipment	0	32

Net cash used in investing activities	(15,858)	(18,914)
Financing activities
Principal payments on long-term debt	(174)	(167)
Borrowings from revolving line of credit	15,000	0
Payments on revolving line of credit	0	0
Proceeds from issuance of restricted stock under stock compensation plans	193	322
Payments from common stock issued under stock compensation plans	(538)	(657)
Tax benefit on exercised stock options and vesting of restricted stock grants	705	70

Net cash provided by (used in) financing activities	15,186	(432)

Net change in cash and cash equivalents	(7,224)	(72,797)
Cash and cash equivalents at beginning of period	11,075	73,419

Cash and cash equivalents at end of period	$3,851	$622

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,903)	$(3,855)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2012

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

The consolidated balance sheet at October 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2011.

NOTE 2—INVENTORIES

Inventories consisted of the following:

	January 31, 2012	October 31, 2011
	(In thousands)
Live poultry-broilers and breeders	$132,516	$124,260
Feed, eggs and other	29,403	43,628
Processed poultry	39,374	27,892
Processed food	6,485	9,392
Packaging materials	6,914	6,581

	$214,692	$211,753

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2011 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three months ended January 31, 2012 and January 31, 2011 was $1,217,000 and $1,375,000, respectively, and is detailed below.

During the three months ended January 31, 2012, participants in the Company’s Management Share Purchase Plan elected to receive a total of 3,851 shares of restricted stock at an average price of $50.13 per share instead of a specified percentage of their cash compensation and the Company issued 943 matching restricted shares. During the three months ended January 31, 2012 and 2011 the Company recorded compensation cost, included in the total stock based compensation expense above, of $53,000 and $44,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2011, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 95,175 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2011. The aggregate target number of shares specified in performance share agreements outstanding as of January 31, 2012 totaled 179,875.

The Company recorded no compensation cost during the first quarter of fiscal 2012 related to outstanding performance share agreements granted during fiscal 2012 and fiscal 2011, as achievement of the applicable performance based criteria is not deemed probable. During the first quarter of fiscal 2011, the Company did record compensation cost, included in the total stock based compensation expense above, of $376,000 related to the performance share agreements entered into during fiscal 2009, which vested during the fourth quarter of fiscal 2011.

On November 1, 2011, the Company granted 95,175 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $48.45 per share and will vest on November 1, 2015. The Company has non-vested restricted stock grants outstanding that were granted during prior fiscal years with certain officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2012 related to all unvested restricted stock grants totaled 630,598. During the three months ended January 31, 2012 and 2011 the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,164,000 and $955,000, respectively, related to restricted stock grants.

NOTE 4 — EARNINGS PER SHARE

Certain share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus included in the calculation of basic earnings per share, to the extent they are dilutive. All share based awards were anti-dilutive during fiscal quarters ended January 31, 2012 and 2011 because the Company incurred a net loss, and the shares were not included in the calculation of loss per common share below. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were outstanding shares.

The following table presents earnings (loss) per share calculated in accordance with requirements of ASC 260.

	For the three months ended
	January 31, 2012	January 31, 2011
Net loss	$(7,989)	$(33,556)
Distributed and undistributed losses to unvested restricted stock	$(0)	$(0)

Distributed and undistributed losses to common shareholders — Basic	$(7,989)	$(33,556)
Weighted average shares outstanding — Basic	22,250	22,097
Weighted average shares outstanding — Diluted	22,250	22,097
Loss per common share — Basic	$(0.36)	$(1.52)
Loss per common share — Diluted	$(0.36)	$(1.52)

NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	January 31, 2012		October 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$299	$300	$285	$285

NOTE 7 — OTHER MATTERS

On February 16, 2012, two of our former employees sued us and seven of our current and former employees in the United States District Court for the Middle District of Georgia for damages allegedly caused to them by the defendants’ alleged violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts. The plaintiffs filed the lawsuit on behalf of all hourly-paid workers legally authorized to be employed in the United States who have been employed at our processing plant located in Moultrie, Georgia since 2008.

The plaintiffs allege in their complaint that the defendants conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages, will typically not complain about workplace conditions and injuries, and because of their vulnerable situation, will accede to managers’ demands to work harder than American citizens and legal aliens.”

The action is brought as a class action lawsuit on behalf of all persons legally authorized to be employed in the United States who have been employed at the Moultrie plant as hourly wage earners in the four years before the filing of the case, and the plaintiffs seek certification of that class. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

Based on our present knowledge, we consider the claims made in this lawsuit to be baseless.

The Company is involved in other various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

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

NOTE 8 — CREDIT AGREEMENT

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2012 was approximately $451.6 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of January 31, 2012, the Company had borrowed $237.7 million under the revolving credit facility, and had $9.6 million outstanding letters of credit under the facility. As of February 24, 2012, the Company had borrowed $237.7 million under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2012, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 20, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2011.

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

Sanderson Farms began operations at its new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina during the first fiscal quarter of 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity, at full production, to process 1,250,000 birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. During the first quarter of fiscal 2012 the new Kinston processing plant sold 66.3 million pounds of dressed poultry meat.

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. The Company announced on February 24, 2011 that this new complex will be placed on hold pending improvement in market fundamentals, including assurance that the supply of corn and other feed grains in the United States and the world will be adequate to meet the demands of end users of such grains at reasonable prices. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. We will need to identify a site, obtain permits, enter into construction contracts and complete construction before the complex can open. See “The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties” in the Risk Factors Section of our Annual Report on Form 10-K for the year ended October 31, 2011.

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during the fiscal year 2011 and $55.0 million for fiscal years, 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 31, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets minimum net worth requirement that at January 31, 2012 was approximately $451.6 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of January 31, 2012, the Company had borrowed $237.7 million under the revolving credit facility, and had $9.6 million outstanding letters of credit under the facility. As of February 24, 2012, the Company had borrowed $237.7 million under the facility.

EXECUTIVE OVERVIEW OF RESULTS

The Company’s margins improved during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 reflecting improved market prices for poultry products, which were partially offset by higher grain costs. Industry poultry production was lower during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 and resulted in overall improved market prices for poultry products. While demand for fresh chicken in the retail grocery store market has been stable, market prices for boneless breast meat remain under pressure, even in the face of lower production numbers, reflecting continued weak demand from food service customers. The Company expects demand from food service customers to remain under pressure until employment numbers and consumer confidence improve. Both corn and soybean meal market prices have stabilized below the highs they set last fall, but remain high relative to historical averages. During the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, the average feed cost per pound of poultry products sold was 16.7% higher. The Company believes concerns about the supply of grain will likely support relatively high grain prices at least until the market gets some visibility on the quantity and quality of the 2012 crops. The Company has priced a portion of its needs for both corn and soybean meal through May, but has priced none of its needs past May. Had the Company priced its remaining needs at February 23, 2012 market prices, including the additional volume needed during fiscal 2012, cash feed grain costs would be approximately $15.8 million lower during fiscal 2012 as compared to fiscal 2011.

RESULTS OF OPERATIONS

Net sales during the three months ended January 31, 2012 were $517.8 million as compared to $427.7 million for the three months ended January 31, 2011, an increase of $90.1 million or 21.1%. Net sales of poultry products for the three months ended January 31, 2012 and January 31, 2011 were $496.0 million and $402.4 million, respectively, an increase of $93.5 million or 23.2%. The increase in net sales of poultry products resulted from a 16.1% increase in the average sales price of poultry products sold and a 6.1% increase in the pounds of poultry products sold. During the first quarter of fiscal 2012 the Company sold 669.2 million pounds of poultry products, up from 630.7 million pounds during the first quarter of fiscal 2011. The additional pounds of poultry products sold resulted from a 7.2% increase in the number of chickens sold, primarily attributable to the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and was closer to full capacity during the first quarter of fiscal 2012. The complex sold 66.3 million pounds, or 9.9% of the total poultry pounds sold by the Company in the first quarter of fiscal 2012, up from 8.3 million pounds of poultry, or 1.3 % of the total poultry pounds sold during the first quarter of fiscal 2011. Overall market prices for poultry products increased during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily as a result of a decrease in the supply of poultry products. Urner Barry market prices increased for boneless breast meat, bulk leg quarters, tenders and jumbo wings during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 by 7.9%, 41.4%, 23.6% and 44.0%, respectively. The average market price for Georgia Dock whole birds also showed improvement and increased by approximately 5.3%. Net sales of prepared chicken products for the three months ended January 31, 2012 and 2011 were $21.8 million and $25.3 million, respectively, or a decrease of 13.6%, resulting from a 5.1% decrease in the average sales price of prepared chicken products sold and a 9.0% decrease in the pounds of prepared chicken products sold from 12.9 million pounds sold during the first quarter of fiscal 2011 to 11.8 million pounds sold during the first quarter of fiscal 2012.

Cost of sales for the first quarter of fiscal 2012 was $509.0 million as compared to $436.6 million during the first quarter of fiscal 2011, an increase of $72.4 million or 16.6%. Cost of sales of poultry products sold during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 were $488.5 million and $414.2 million, respectively, an increase of $74.3 million or approximately 18.0%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from a 6.1% increase in the pounds of poultry products sold and a 16.7% increase in feed costs per pound.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	First Quarter 2012		First Quarter 2011		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Feed in broiler flocks sold	$267,624	$0.3999	$216,037	$0.3426	$51,587	$0.0573
All other cost of sales	$220,919	$0.3301	$198,169	$0.3142	$22,750	$0.0159

Total poultry cost of sales	$488,543	$0.7300	$414,206	$0.6568	$74,337	$0.0732

Poultry Pounds Sold	669,210		630,670

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. Costs of sales of the Company’s prepared chicken products were $20.5 million as compared to $22.4 million during fiscal 2011, a decrease of $2.0 million or 8.8%.

The Company recorded the value of live broiler inventories on hand at January 31, 2012 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds to be higher than the anticipated sales price during those months the Company will make an adjustment to lower the value of live birds to market. During the first quarter of fiscal 2011, the Company recorded a charge of $22.3 million to lower the value of live broiler inventories on hand at January 31, 2011 from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal and relatively low market prices for poultry products. No charge was required in the first fiscal quarter of 2012.

Selling, general and administrative costs during the first fiscal quarter of 2012 and 2011 were $17.9 million and $20.4 million, respectively. The following table includes the components of selling, general and administrative costs for the three months ended January 31, 2012 and 2011.

Selling, General and Administrative Costs

(In thousands)

Description	2012	2011
Start up expense	$0	$4,502
Stock compensation expense	1,123	1,277
Trainee Cost	1,087	1,227
All other S,G & A	15,693	13,405

Total S,G & A	$17,903	$20,411

As illustrated in the table above, the decrease in selling, general and administrative costs during the first fiscal quarter of 2012 as compared to fiscal 2011 resulted from additional administrative costs during the first quarter of fiscal 2011 related to start up of the new Kinston and Lenoir County poultry complex. The Company began operations at the new Kinston complex during January 2011, at which time all Kinston costs, excluding customer service department costs, were included in cost of sales.

For the first quarter of fiscal 2012, the Company’s operating loss was $9.1 million as compared to an operating loss of $51.6 million for the first quarter of fiscal 2011. The improvement in the Company’s operating margin resulted primarily from improved market prices of poultry products during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, as described above. In addition, the Company recorded a charge of $22.3 million during the first quarter of fiscal 2011 to lower the value of the Company’s inventory of live broilers at January 31, 2011 from cost to market value. At January 31, 2012, market conditions did not warrant such an adjustment and the Company’s inventory of live broilers were recorded at cost.

Interest expense during the first quarter of fiscal 2012 and fiscal 2011 was $3.0 million and $456,000, respectively. The increase in interest expense during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 resulted primarily from higher outstanding debt during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. During the first quarter of fiscal 2011, the Company capitalized interest of $630,000 related to the construction of the new complex in Kinston and Lenoir County, North Carolina. The Company did not capitalize any interest during the first quarter of fiscal 2012.

The Company’s effective tax rates for the first quarter of fiscal 2012 and fiscal 2011 were 36.6% and 35.5%, respectively and differ from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

For the three months ended January 31, 2012 the Company had a net loss of $8.0 million or $0.36 per share as compared to net loss of $33.6 million or $1.52 per share for the three months ended January 31, 2011.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2012 was $332.5 million and its current ratio, calculated by dividing current assets by current liabilities, was 4.1 to 1. The Company’s working capital and current ratio at October 31, 2011 were $324.3 million and 3.9 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2012 include cash on hand at October 31, 2011, and borrowings under the Company’s revolving credit facility with nine banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, increase the line of credit to $500.0 million from $300.0 million and to extend the terms until 2016 from 2013. As of January 31, 2012, the Company had borrowed $237.7 million and had $9.6 million outstanding letters of credit under the credit facility. In addition, the Company’s balance sheet at January 31, 2012 reflected refundable income taxes of $102.1 million, of which $82.7 million related to refundable federal income taxes associated with the Company’s net loss during fiscal 2011. The Company received the $82.7 million refund on February 27, 2012 and will use a portion of such refund to reduce outstanding borrowings under its revolving credit agreement by $57.7 million on February 29, 2012 and by $15.0 million on March 5, 2012.

The Company’s cash position at January 31, 2012 and October 31, 2011 consisted of $3.9 million and $11.1 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at January 31, 2012 and October 31, 2011 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows used in operating activities during the first quarter of fiscal 2012 and fiscal 2011 were $6.6 million and $53.4 million, respectively. The increase in cash flows from operating activities of $46.9 million resulted primarily from improved market prices for poultry products during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 and the increase in inventory of live and processed chicken at the new Kinston, North Carolina complex during the first quarter of fiscal 2011.

Cash flows used in investing activities during the first quarter of fiscal 2012 and 2011 were $15.9 million and $18.9 million, respectively. The Company’s capital expenditures during the first quarter of fiscal 2012 were $15.9 million, including $4.1 million for a new Company aircraft. The Company’s capital expenditures during the first quarter of fiscal 2011 were $18.9 million and included $10.0 million for construction of the Company’s new Kinston and Lenoir County, North Carolina complex.

Cash flows provided by and (used in) financing activities during the first quarter of fiscal 2012 and 2011 were $15.2 million and $(0.4) million, respectively. The Company borrowed approximately $15.0 million during the first fiscal quarter of 2012 from its revolving credit facility to fund the Company’s capital budget requirements. During the first quarter of fiscal 2011, the Company’s used $72.8 million in cash on hand at the beginning of fiscal 2011 to fund operations, the 2011 capital investments and inventories at the Company’s new complex in Kinston and Lenoir County, North Carolina.

The Company’s capital budget for fiscal 2012 is approximately $38.7 million, excluding leases. The 2012 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $252.7 million available under the revolving line of credit at January 31, 2012.

The Company has a Form S-3 “shelf” registration statement on file with the Securities and Exchange Commission to register, for possible future sale, shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $60.0 million during fiscal year 2011 and $55 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 31, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement which, at January 31, 2012, was approximately $451.6 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of January 31, 2012, the Company had borrowed $237.7 million under the revolving credit facility and had $9.6 million in outstanding letters of credit. As of February 24, 2012, the Company had borrowed $237.7 million under the revolving credit facility, leaving $252.7 million available under the revolving credit facility.

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

As of January 31, 2012, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at January 31, 2012, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of January 31, 2012. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections and the Company’s actual results could vary from those estimated.

Long-Lived Assets

Depreciable long-lived assets are primarily comprised of buildings and machinery and equipment. Depreciation is provided by the units of production or straight-line method over the estimated useful lives, which are 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense.

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

Accrued Self Insurance

Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. The Company accrues expenses in its workers’ compensation and employee benefit plans for both known claims as well as claims incurred but not reported. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. Any resulting adjustments to accrued claims are reflected in current operating results. There are no material adjustments to expenses accrued in prior periods in current expenses. If historical experience proves not to be a good indicator of future expenses, if management were to use different actuarial assumptions, or if there is a negative trend in the Company’s claims history, there could be a significant increase or decrease in cost of sales depending on whether these expenses increased or decreased, respectively.

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

Contingencies

See “Item 1. Legal Proceedings” in Part II. Other Information, below for a description of certain legal matters.

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

The Company purchases physical grain, not financial instruments such as puts, calls or straddles that derive their value from the value of physical grain. Thus, the Company does not use derivative financial instruments as defined in ASC 815, “Accounting for Derivatives for Instruments and Hedging Activities,” or any market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K. The Company does not enter into any derivative transactions or purchase any grain-related contracts other than the physical grain contracts described above.

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2012, the Company purchased approximately 21.5 million bushels of corn and approximately 172,550 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $21.5 million in the first quarter of fiscal 2012. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $1.73 million.

Although changes in the market price paid for feed grains impact cash outlays at the time the Company purchases the grain, such changes do not immediately impact cost of sales. The cost of feed grains is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feedmill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 48-62 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.

During the first quarter of fiscal 2012, the Company’s average feed cost per pound of poultry products sold totaled $0.3999 per pound. Feed costs per pound of poultry products sold consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of chicken products sold by $0.0320, based on the quantity of grain used during the first fiscal quarter of 2012. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of chicken products sold by $0.0026 during the first fiscal quarter of 2012.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of good sold, based on quantities actually purchased in the first fiscal quarter of 2012:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2012	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of Poultry Products Sold
Corn	21.5 million bushels	$1.00 per bushel	$21.5 million	$0.0320/pound sold
Soybean meal	172,550 tons	$10.00 per ton	$1.73 million	$0.0026/pound sold

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2012. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that the company implemented new accounting software for use in its financial accounting and reporting effective January 1, 2012, and certain new and enhanced controls are under review and consideration in light of this implementation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 16, 2012, two of our former employees sued us and seven of our current and former employees in the United States District Court for the Middle District of Georgia for damages allegedly caused to them by the defendants’ alleged violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts. The plaintiffs filed the lawsuit on behalf of all hourly-paid workers legally authorized to be employed in the United States who have been employed at our processing plant located in Moultrie, Georgia since 2008.

The plaintiffs allege in their complaint that the defendants conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages, will typically not complain about workplace conditions and injuries, and because of their vulnerable situation, will accede to managers’ demands to work harder than American citizens and legal aliens.” The action is brought as a class action lawsuit on behalf of all persons legally authorized to be employed in the United States who have been employed at the Moultrie plant as hourly wage earners in the four years before the filing of the case, and the plaintiffs seek certification of that class. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

Based on our present knowledge , we consider the claims made in this lawsuit to be baseless.

The Company is involved in other various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During its first fiscal quarter, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2011 — November 30, 2011	9,322	$48.45	9,322	218,964
December 1, 2011 — December 31, 2011	1,060	$50.13	1,060	217,904
January 1, 2012 — January 31, 2012	0	$00.00	0	217,904
Total	10,382	$48.62	10,382	217,904

[1]

All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]

The Company announced on April 28, 2008 that its Board of Directors had authorized the repurchase of up to 225,000 shares over a period of four years from that date. On October 22, 2009, the Company announced that its Board of Directors expanded its stock repurchase program to cover the repurchase of up to 1 million shares. Under the stock repurchase program, shares may be purchased from time to time at prevailing prices in open market transactions or in negotiated purchases, subject to market conditions, share price and other considerations. The Company has repurchased 782,096 shares as of January 31, 2012 under the authorized stock repurchase program.

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

Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program effective November 1, 2011. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 26, 2012.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: February 28, 2012	By:	/S/ D. MICHAEL COCKRELL
Treasurer and Chief Financial Officer

Date: February 28, 2012	By:	/S/ JAMES A. GRIMES
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2011. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 26, 2012.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	Management contract or compensatory plan or arrangement.