Form 10-Q
period 2012-04-30
SANDERSON FARMS INC
filed 2012-05-29
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,968,868 shares outstanding as of May 24, 2012.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012	October 31, 2011
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,693	$11,075
Accounts receivable, net	101,852	94,021
Inventories	213,142	211,753
Refundable income taxes	2,387	88,512
Deferred income taxes	3,886	6,357
Prepaid expenses and other current assets	26,819	26,240

Total current assets	355,779	437,958
Property, plant and equipment	965,849	939,535
Less accumulated depreciation	(462,121)	(434,030)

	503,728	505,505
Other assets	4,409	5,058

Total assets	$863,916	$948,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$98,268	$102,556
Current maturities of long-term debt	11,106	11,106

Total current liabilities	109,374	113,662
Long-term debt, less current maturities	178,116	273,670
Claims payable	4,200	3,300
Deferred income taxes	54,786	50,989
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,969,318 and 22,871,588 at April 30, 2012 and October 31, 2011, respectively	22,969	22,872
Paid-in capital	132,903	130,528
Retained earnings	361,568	353,500

Total stockholders’ equity	517,440	506,900

Total liabilities and stockholders’ equity	$863,916	$948,521

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$595,046	$479,342	$1,112,872	$907,074
Cost and expenses:
Cost of sales	535,901	479,366	1,044,905	938,305
Live inventory adjustment	0	6,000	0	6,000
Selling, general and administrative	18,165	16,813	36,068	37,224

	554,066	502,179	1,080,973	981,529

OPERATING INCOME (LOSS)	40,980	(22,837)	31,899	(74,455)
Other income (expense):
Interest income	4	9	6	30
Interest expense	(2,426)	(1,491)	(5,388)	(1,947)
Other	(1)	468	(565)	497

	(2,423)	(1,014)	(5,947)	(1,420)

INCOME (LOSS) BEFORE INCOME TAXES	38,557	(23,851)	25,952	(75,875)
Income tax expense (benefit)	14,692	(7,575)	10,076	(26,043)

NET INCOME (LOSS)	$23,865	$(16,276)	15,876	$(49,832)

Earnings (loss) per share:
Basic	$1.04	$(0.74)	$0.69	$(2.25)

Diluted	$1.04	$(0.74)	$0.69	$(2.25)

Dividends per share	$0.17	$0.17	$0.34	$0.34

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30,
	2012	2011
	(In thousands)
Operating activities
Net income (loss)	$15,876	$(49,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,761	24,158
Non-cash stock compensation	2,437	2,810
Live inventory adjustment	(9,000)	6,000
Deferred income taxes	6,268	7,307
Change in assets and liabilities:
Accounts receivable, net	(7,831)	15,090
Refundable income taxes	86,125	(34,591)
Inventories	7,611	(66,555)
Prepaid expenses and other assets	(211)	(2,667)
Accounts payable, accrued expenses and other liabilities	(7,293)	(24,443)

Total adjustments	107,867	(72,891)

Net cash provided by (used in) operating activities	123,743	(122,723)
Investing activities
Capital expenditures	(27,704)	(37,764)
Net proceeds from sale of property and equipment	0	47

Net cash used in investing activities	(27,704)	(37,717)

Financing activities
Principal payments on long-term debt	(10,352)	(335)
Borrowings from revolving line of credit	30,000	92,701
Payments on revolving line of credit	(115,201)	0
Proceeds from issuance of restricted stock under stock compensation plans	401	553
Payments from common stock issued under stock compensation plans	(1,071)	(969)
Tax benefit on exercised stock options and vesting of restricted stock grants	705	97
Dividends paid	(3,903)	(3,855)

Net cash provided by (used in) financing activities	(99,421)	88,192

Net change in cash and cash equivalents	(3,382)	(72,248)
Cash and cash equivalents at beginning of period	11,075	73,419

Cash and cash equivalents at end of period	$7,693	$1,171

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,905)	$(3,874)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2012

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

The condensed consolidated balance sheet at October 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2011.

The Company has made reclassifications to prior year financial statements to conform with the presentation for the current year financial statements. The reclassifications are for consistency of presentation and do not affect previously reported net income (loss), stockholder’s equity or total assets.

NOTE 2—INVENTORIES

Inventories consisted of the following:

	April 30, 2012	October 31, 2011
	(In thousands)
Live poultry-broilers and breeders	$135,055	$124,260
Feed, eggs and other	34,896	43,628
Processed poultry	29,672	27,892
Prepared chicken	6,613	9,392
Packaging materials	6,906	6,581

	$213,142	$211,753

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2011 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the six months ended April 30, 2012 and April 30, 2011 was $2,437,000 and $2,810,000, respectively, and is detailed below.

During the six months ended April 30, 2012, participants in the Company’s Management Share Purchase Plan elected to receive a total of 7,690 shares of restricted stock at an average price of $51.58 per share instead of a specified percentage of their cash compensation and the Company issued 1,881 matching restricted shares. During the six months ended April 30, 2012 and 2011, the Company recorded compensation cost, included in the total stock based compensation expense above, of $104,000 and $99,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2011, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 95,175 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2011. The aggregate target number of shares specified in performance share agreements outstanding as of April 30, 2012 totaled 175,625. The Company recorded no compensation cost during the first six months of fiscal 2012 related to outstanding performance share agreements granted during fiscal 2012 and fiscal 2011, as achievement of the applicable performance based criteria is not deemed probable. During the first six months of fiscal 2011, the Company did record compensation cost, included in the total stock based compensation expense above, of $724,000 related to the performance share agreements entered into during fiscal 2009, which vested during the fourth quarter of fiscal 2011.

On November 1, 2011, the Company granted 95,175 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $48.45 per share and will vest on November 1, 2015. On February 16, 2012, the Company granted 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $48.70 per share and vest one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2012 related to all unvested restricted stock grants totaled 613,500. During the six months ended April 30, 2012 and 2011 the Company recorded compensation cost, included in the total stock based compensation expense above, of $2,333,000 and $1,987,000, respectively, related to restricted stock grants.

NOTE 4—EARNINGS PER SHARE

Certain share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus included in the calculation of basic earnings per share, to the extent they are dilutive. All share based awards were anti-dilutive during the three and six months ended April 30, 2011 because the Company incurred a net loss, and the shares were not included in the calculation of loss per common share below. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were vested shares.

The following table presents earnings (loss) per share calculated in accordance with requirements of ASC 260.

	For the three months ended
	April 30, 2012	April 30, 2011
Net Income (loss)	$23,865	$(16,276)
Distributed and undistributed (earnings) losses to unvested restricted stock	$(713)	$0

Distributed and undistributed (earnings) losses to common shareholders—Basic	$23,152	$(16,276)
Weighted average shares outstanding—Basic	22,277	22,133
Weighted average shares outstanding—Diluted	22,280	22,133
Earnings (loss) per common share—Basic	$1.04	$(0.74)
Earnings (loss) per common share—Diluted	$1.04	$(0.74)

	For the six months ended
	April 30, 2012	April 30, 2011
Net Income (loss)	$15,876	$(49,832)
Distributed and undistributed (earnings) losses to unvested restricted stock	$(481)	$0

Distributed and undistributed (earnings) losses to common shareholders—Basic	$15,395	$(49,832)
Weighted average shares outstanding—Basic	22,264	22,115
Weighted average shares outstanding—Diluted	22,267	22,115
Income (loss) per common share—Basic	$0.69	$(2.25)
Income (loss) per common share—Diluted	$0.69	$(2.25)

NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011. This update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	April 30, 2012		October 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$191	$189	$285	$285

NOTE 7—OTHER MATTERS

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

NOTE 8—CREDIT AGREEMENT

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal years ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2012 was approximately $463.0 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of April 30, 2012, the Company had borrowed $137.5 million under the revolving credit facility, and had $9.6 million outstanding letters of credit under the facility. As of May 25, 2012, the Company had borrowed $132.5 million under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2012, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

May 29, 2012

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

Sanderson Farms began operations at its new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina during the first fiscal quarter of 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity, at full production, to process 1,250,000 birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. During the second quarter of fiscal 2012 the new Kinston processing plant sold 78.2 million pounds of dressed poultry meat.

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

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years, 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 31, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2012 was approximately $463.0 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of April 30, 2012, the Company had $137.5 million outstanding under the revolving credit facility, and had $9.6 million outstanding letters of credit under the facility. As of May 25, 2012, the Company had borrowed $132.5 million under the facility.

EXECUTIVE OVERVIEW OF RESULTS

The Company’s margins improved during the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011 reflecting improved market prices for poultry products and lower grain costs. Industry poultry production was lower during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 and resulted in improved market prices for poultry products. While demand for fresh chicken in the retail grocery store and export markets has been stable, market prices for boneless breast meat remained under pressure, even in the face of lower production numbers, reflecting continued weak demand from casual dining customers. The Company expects demand from casual dining customers to remain under pressure until employment numbers and consumer confidence improve. Market prices for boneless breast meat improved seasonally during the first two weeks of May, but the Company believes such improvement was fueled by lower supplies rather than increased demand.

Both corn and soybean meal market prices have stabilized below the highs they set last Fall, and were lower during the second quarter of fiscal 2012 compared to the same quarter of fiscal 2011, but remain high relative to historical averages. During the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, the average feed cost per pound of poultry products sold was 9.8% lower. The Company believes uncertainty about the supply of grain will likely support relatively high grain prices at least until the market gets some visibility on the quantity and quality of the 2012 crops. The Company has priced most all of its needs for corn through July, half of its soybean meal needs through June, but has priced none of its needs past July. Had the Company priced its remaining needs at May 24, 2012 market prices, including the additional volume needed during fiscal 2012, cash feed grain costs would be approximately $23.1 million lower during fiscal 2012 as compared to fiscal 2011.

RESULTS OF OPERATIONS

Net sales for the second quarter ended April 30, 2012 were $595.0 million as compared to $479.3 million for the second quarter ended April 30, 2011, an increase of $115.7 million or 24.1%. Net sales of poultry products for the second quarter ended April 30, 2012 and April 30, 2011 were $572.9 million and $451.3 million, respectively, an increase of $121.6 million or 26.9%. The increase in net sales of poultry products resulted from a 14.5% increase in the average sales price of poultry products sold and a 10.8% increase in the pounds of poultry products sold. During the second quarter of fiscal 2012 the Company sold 743.3 million pounds of poultry products, up from 670.7 million pounds during the second quarter of fiscal 2011. The additional pounds of poultry products sold resulted from a 5.2% increase in the number of chickens sold, primarily attributable to the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and was closer to full capacity during the second quarter of fiscal 2012. The complex sold 78.2 million pounds, or 10.5% of the total poultry pounds sold by the Company in the second quarter of fiscal 2012, up from 25.2 million pounds of poultry, or 3.8 % of the total poultry pounds sold during the second quarter of fiscal 2011. Overall market prices for poultry products increased during the second quarter of fiscal 2012 as compared to the same quarter of fiscal 2011 primarily as a result of a decrease in the supply of poultry products. Urner Barry market prices increased for boneless breast meat, bulk leg quarters, tenders and jumbo wings during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 by 2.3%, 22.4%, 15.4% and 121.5%, respectively. The average market price for Georgia Dock whole birds also showed improvement and increased by approximately 7.5%. Net sales of prepared chicken products for the three months ended April 30, 2012 and 2011 were $22.1 million and $28.0 million, respectively, or a decrease of 21.0%, resulting from a 4.3% decrease in the average sales price of prepared chicken products sold and a 17.5% decrease in the pounds of prepared chicken products sold from 14.1 million pounds sold during the second quarter of fiscal 2011 to 11.6 million pounds sold during the second quarter of fiscal 2012.

Net sales for the first six months of fiscal 2012 were $1,112.9 million as compared to $907.1 million for the first six months of fiscal 2011, an increase of $205.8 million or 22.7%. Net sales of poultry products for the first six months of fiscal 2012 and fiscal 2011 were $1,068.9 million and $853.8 million, respectively, an increase of $215.1 million or 25.2%. The increase in net sales of poultry products resulted from a 15.3% increase in the average sales price of poultry products sold and a 8.5% increase in the pounds of poultry products sold. During the first six months of fiscal 2012 the Company sold 1,412.5 million pounds of poultry products, up from 1,301.4 million pounds during the first six months of fiscal 2011. The additional pounds of poultry products sold resulted from a 6.2% increase in the number of chickens sold, primarily attributable to the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and was closer to full capacity during the first six months of fiscal 2012. The complex sold 144.6 million pounds, or 10.2% of the total poultry pounds sold by the Company in the first six months of fiscal 2012, up from 33.6 million pounds of poultry, or 2.6 % of the total poultry pounds sold during the first six months of fiscal 2011. Overall market prices for poultry products increased during the first six months of fiscal 2012 as compared to the same period during fiscal 2011, primarily as a result of a decrease in the supply of poultry products. Urner Barry market prices increased for boneless breast meat, bulk leg quarters, tenders and jumbo wings during the first six months of fiscal 2012 compared to fiscal 2011 by 4.9%, 31.1%, 19.1% and 76.6%, respectively. The average market price for Georgia Dock whole birds also showed improvement and increased by approximately 6.4%. Net sales of prepared chicken products for the first six months of fiscal 2012 and 2011 were $44.0 million and $53.3 million, respectively, or a decrease of 17.5%, resulting from a 4.7% decrease in the average sales price of prepared chicken products sold and a 13.4% decrease in the pounds of prepared chicken products sold from 27.1 million pounds sold during the first six months of fiscal 2011 to 23.4 million pounds sold during the first six months of fiscal 2012.

Cost of sales for the second quarter of fiscal 2012 was $535.9 million as compared to $479.4 million during the second quarter of fiscal 2011, an increase of $56.5 million or 11.8%. Cost of sales of poultry products sold during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 were $514.4 million and $454.0 million, respectively, an increase of $60.4 million or approximately 13.3%. As illustrated in the table below, which excludes the impact of the $22.3 million live inventory adjustment at January 31, 2011 for comparative purposes, the increase in the cost of sales of poultry products sold resulted from a 10.8% increase in the pounds of poultry products sold and an increase in all other cost of sales of poultry products of $.0198 per pound, offset by a decrease in the cost of feed in broiler flocks sold of $0.0378 per pound.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Second Quarter 2012		Second Quarter 2011			Incr/(Decr)
Description	Dollars	Per Pnd	Dollars		Per Pnd	Dollars	Per Pnd
Feed in broiler flocks sold	$259,542	$0.3492	$259,589		$0.3870	$(47)	$(0.0378)
All other cost of sales	$254,829	$0.3429	$216,700		$0.3231	$38,129	$0.0198

Total poultry cost of sales	$514,371	$0.6920	$476,289	(1)	$0.7101	$38,082	$(0.0181)

Poultry Pounds Sold	743,266		670,712

Note (1) – Excluding the $22.3 million live inventory adjustment at January 31, 2011.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased $.0198 per pound, or 6.1%, during this year’s second fiscal quarter compared to the same quarter a year ago primarily resulting from changes in the quantity and mix of inventory on hand at the end of each period. Excluding the changes in inventory, these non-feed related costs decreased $0.0053 per pound. Costs of sales of the Company’s prepared chicken products were $21.5 million as compared to $25.4 million during fiscal 2011, a decrease of $3.9 million or 15.4%.

Cost of sales for the six months ended April 30, 2012 was $1,044.9 million as compared to $938.3 million during the same period during fiscal 2011, an increase of $106.6 million or 11.4%. Cost of sales of poultry products sold for the six months ended April 30, 2012 and April 30, 2011 were $1,002.9 million and $890.5 million, respectively, an increase of $112.4 million or approximately 12.6%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase of 8.5% in the pounds of poultry products sold and increases in feed costs and all other cost of sales per pound of $0.0078 and $0.0180, respectively.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Six Months Ended April 30, 2012		Six Months Ended April 30, 2011		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Feed in broiler flocks sold	$527,180	$0.3732	$475,544	$0.3654	$51,636	$0.0078
All other cost of sales	$475,734	$0.3368	$414,951	$0.3189	$60,783	$0.0180

Total poultry cost of sales	$1,002,914	$0.7100	$890,495	$0.6843	$112,418	$0.0258

Poultry Pounds Sold	1,412,417		1,301,382

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased $.0180 per pound or 5.6% during the first half of fiscal 2012 compared to the first half of fiscal 2011 primarily resulting from changes in inventory. Excluding the changes in inventory, these non-feed related costs increased $0.0045 per pound. For the first six months of fiscal 2012 costs of sales of the Company’s prepared chicken products were $42.0 million as compared to $47.8 million during fiscal 2011, a decrease of $5.8 million or 12.2%, resulting primarily from the decrease in pounds sold of prepared chicken products of 13.4%.

The Company recorded the value of live broiler inventories on hand at April 30, 2012 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds to the market value. During the second quarter of fiscal 2011, the Company recorded a charge of $6.0 million to lower the value of live broiler inventories on hand at April 30, 2011 from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal and relatively low market prices for poultry products. No charge was required in the second fiscal quarter of 2012.

Selling, general and administrative costs during the three and six months ended April 30, 2012 were $18.2 million and $36.1 million, respectively. The following table includes the components of selling, general and administrative costs for the three months and six months ended April 30, 2012 and 2011.

	Selling, General and Administrative Costs (in thousands)

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011
Start up expense-Kinston N.C.	$0	$0	$0	$4,502
Trainee expense	910	1,148	1,997	2,375
Stock compensation expense	1,163	1,353	2,286	2,630
ESOP expense	0	0	0	0
All other S,G & A	16,092	14,312	31,785	27,717

Total S,G & A	$18,165	$16,813	$36,068	$37,224

As illustrated in the table above, the increase in selling, general and administrative costs during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 resulted from higher wages and various other administrative costs. During the first half of fiscal 2012 as compared to the first half of fiscal 2011, selling, general and administrative costs decreased $1.2 million reflecting a decrease of $4.5 million in start up costs at Kinston, offset by higher wages and various other administrative costs. The Company began operations at the new Kinston complex during January 2011, at which time all Kinston costs, excluding customer service department costs, were included in cost of sales.

The Company’s operating income for the three and six months ended April 30, 2012 was $41.0 million and $31.9 million, respectively as compared to an operating loss for the three and six months ended April 30, 2011 of $22.8 million and $74.5 million. The improvement in the Company’s operating margin resulted primarily from improved market prices of poultry products during fiscal 2012 as compared to fiscal 2011, as described above. In addition, the Company recorded a charge of $6.0 million during the second quarter of fiscal 2011 to lower the value of the Company’s inventory of live broilers at April 30, 2011 from cost to market value. At April 30, 2012, market conditions did not warrant such an adjustment and the Company’s inventory of live broilers was recorded at cost.

Interest expense during the second quarter and first half of fiscal 2012 was $2.4 million and $5.4 million, respectively. During fiscal 2011 interest expense during the same periods was $1.5 million and $1.9 million, respectively. The increase in interest expense during fiscal 2012 as compared to 2011 resulted primarily from higher outstanding debt during fiscal 2012 as compared to fiscal 2011. During the first quarter of fiscal 2011, the Company capitalized interest of $630,000 related to the construction of the new complex in Kinston and Lenoir County, North Carolina. The Company has not capitalized any interest since the first quarter of fiscal 2011.

The Company’s effective tax rates for the three and six months ended April 30, 2012 were 38.1% and 38.8%, respectively as compared to 31.8% and 34.3% respectively for the same periods during fiscal 2011. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

During the three and six months ended April 30, 2012 the Company’s net income was $23.9 million or $1.04 per share and $15.9 million or $0.69 per share, respectively. For the three and six months ended April 30, 2011 the Company’s net loss was $16.3 million or $0.74 per share and $49.8 million or $2.25 per share, respectively.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2012 was $246.4 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.3 to 1. The Company’s working capital and current ratio at October 31, 2011 were $324.3 million and 3.9 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2012 include cash on hand at October 31, 2011, and borrowings under the Company’s revolving credit facility with nineteen banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, increase the line of credit to $500.0 million from $300.0 million and to extend the terms until 2016 from 2013. As of April 30, 2012, the Company had borrowed $137.5 million and had $9.6 million outstanding letters of credit under the credit facility.

The Company’s cash position at April 30, 2012 and October 31, 2011 consisted of $7.7 million and $11.1 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at April 30, 2012 and October 31, 2011 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by (used in) operating activities during the six months ended April 30, 2012 and 2011 were $123.7 million and ($122.7) million, respectively. The increase in cash flows from operating activities of $246.4 million resulted primarily from improved market prices for poultry products during the first half of fiscal 2012 as compared to the first half of fiscal 2011, the receipt of $82.7 million federal income tax refund on February 27, 2012 and the increase in inventory of live and processed chicken at the new Kinston, North Carolina complex during fiscal 2011.

Cash flows used in investing activities during the first quarter of fiscal 2012 and 2011 were $27.7 million and $37.7 million, respectively. The Company’s capital expenditures during the first half of fiscal 2012 were $27.7 million, including $4.1 million for a new Company aircraft. The Company’s capital expenditures during the first half of fiscal 2011 were $37.8 million and included $14.3 million for construction of the Company’s new Kinston, North Carolina complex.

Cash flows provided by and (used in) financing activities during the six months ended April 30, 2012 and 2011 were ($99.4) million and $88.2 million, respectively. During the first six months of fiscal 2012 the Company reduced net outstanding borrowings under its revolving credit facility by $85.2 million and made the first of five $10.0 million annual installments on the Farm Credit services term loan. During the six months ended April 30, 2011, the Company’s unfavorable profit margin required it to use cash on hand at the beginning of fiscal 2011, as well as borrowings under the revolving credit facility to fund operations and to invest in fixed assets and inventories at the Company’s new complex in Kinston and Lenoir County, North Carolina.

The Company’s capital budget for fiscal 2012 is approximately $43.9 million, excluding leases. The 2012 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $352.9 million available under the revolving line of credit at April 30, 2012.

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

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $60.0 million during fiscal year 2011 and $55 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 31, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement which, at January 31, 2012, was approximately $463.0 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of April 30, 2012, the Company had borrowed $137.5 million under the revolving credit facility and had $9.6 million in outstanding letters of credit. As of May 25, 2012, the Company had $132.5 million outstanding under the revolving credit facility, leaving $357.9 million available under the revolving credit facility.

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

As of April 30, 2012, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at April 30, 2012, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of April 30, 2012. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections and the Company’s actual results could vary from those estimated.

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2012, the Company purchased approximately 22.1 million bushels of corn and approximately 191.149 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $22.1 million in the second quarter of fiscal 2012. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $1.91 million.

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

During the second quarter of fiscal 2012, the Company’s average feed cost per pound of poultry products sold totaled $0.3492 per pound. Feed costs per pound of poultry products sold consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of chicken products sold by $0.0297, based on the quantity of grain used during the second fiscal quarter of 2012. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of chicken products sold by $0.0026 during the second fiscal quarter of 2012.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second fiscal quarter of 2012:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2012	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of Poultry Products Sold
Corn	22.1 million bushels	$1.00 per bushel	$22.1 million	$0.0297/pound sold

Soybean meal	191,149 tons	$10.00 per ton	$1.91 million	$0.0026/pound sold

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2012. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During its first fiscal quarter, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
February 1, 2012—February 29, 2012	8,818	$49.02	8,818	1,000,000
March 1, 2012—March 31, 2012	1,527	$53.03	1,527	1,000,000
April 1, 2012—April 30, 2012	0	$0	0	1,000,000
Total	10,345	$49.61	10,345	1,000,000

[1]

All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

[2]

On February 16, 2012, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to 1 million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on February 16, 2014. Unlike the Company’s previous share repurchase programs, the Company’s repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2012 general repurchase plan.

[3]	Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

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

SANDERSON FARMS, INC.
(Registrant)
Date: May 29, 2012	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer
Date: May 29, 2012	By:	/s/ James A. Grimes
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	Management contract or compensatory plan or arrangement.