Form 10-Q
period 2012-07-31
SANDERSON FARMS INC
filed 2012-08-28
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,970,950 shares outstanding as of August 21, 2012.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2012	October 31, 2011
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$26,621	$11,075
Accounts receivable, net	88,278	94,021
Inventories	233,355	211,753
Refundable income taxes	0	88,512
Deferred income taxes	2,729	6,357
Prepaid expenses and other current assets	31,273	26,240

Total current assets	382,256	437,958
Property, plant and equipment	976,184	939,535
Less accumulated depreciation	(476,945)	(434,030)

	499,239	505,505
Other assets	3,065	5,058

Total assets	$884,560	$948,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$124,237	$102,556
Current maturities of long-term debt	11,106	11,106

Total current liabilities	135,343	113,662
Long-term debt, less current maturities	145,437	273,670
Claims payable	4,000	3,300
Deferred income taxes	56,228	50,989
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,970,950 and 22,871,588 at July 31, 2012 and October 31, 2011, respectively	22,971	22,872
Paid-in capital	134,198	130,528
Retained earnings	386,383	353,500

Total stockholders’ equity	543,552	506,900

Total liabilities and stockholders’ equity	$884,560	$948,521

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$624,854	$511,169	$1,737,726	$1,418,243
Cost and expenses:
Cost of sales	555,240	556,596	1,600,145	1,500,901
Live inventory adjustment	0	22,000	0	22,000
Selling, general and administrative	20,704	17,009	56,772	54,233

	575,944	595,605	1,656,917	1,577,134

OPERATING INCOME (LOSS)	48,910	(84,436)	80,809	(158,891)
Other income (expense):
Interest income	3	8	9	38
Interest expense	(1,999)	(2,023)	(7,387)	(3,970)
Other	5	4	(560)	501

	(1,991)	(2,011)	(7,938)	(3,431)

INCOME (LOSS) BEFORE INCOME TAXES	46,919	(86,447)	72,871	(162,322)
Income tax expense (benefit)	18,198	(30,764)	28,274	(56,807)

NET INCOME (LOSS)	$28,721	$(55,683)	44,597	$(105,515)

Earnings (loss) per share:
Basic	$1.25	$(2.51)	$1.94	$(4.77)

Diluted	$1.25	$(2.51)	$1.94	$(4.77)

Dividends per share	$0.17	$0.17	$0.51	$0.51

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31,
	2012	2011
	(In thousands)
Operating activities
Net income (loss)	$44,597	$(105,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,771	37,494
Non-cash stock compensation	3,560	4,079
Live inventory adjustment	(9,000)	22,000
Provision for losses on accounts receivable	37	0
Deferred income taxes	8,867	16,089
Change in assets and liabilities:
Accounts receivable, net	5,706	10,961
Refundable income taxes	88,512	(73,828)
Inventories	(12,602)	(71,879)
Prepaid expenses and other assets	(3,461)	(7,939)
Accounts payable, accrued expenses and other liabilities	18,475	(12,429)

Total adjustments	144,865	(75,452)

Net cash provided by (used in) operating activities	189,462	(180,967)
Investing activities
Capital expenditures	(38,124)	(55,091)
Net proceeds from sale of property and equipment	40	47

Net cash used in investing activities	(38,084)	(55,044)

Financing activities
Principal payments on long-term debt	(10,532)	(505)
Borrowings from revolving line of credit	30,000	182,701
Payments on revolving line of credit	(147,701)	0
Proceeds from issuance of restricted stock under stock compensation plans	560	748
Payments from common stock issued under stock compensation plans	(1,056)	(1,024)
Tax benefit on exercised stock options and vesting of restricted stock grants	705	97
Dividends paid	(7,808)	(7,729)

Net cash provided by (used in) financing activities	(135,832)	174,288

Net change in cash and cash equivalents	15,546	(61,723)
Cash and cash equivalents at beginning of period	11,075	73,419

Cash and cash equivalents at end of period	$26,621	$11,696

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,906)	$(3,905)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2012

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	July 31, 2012	October 31, 2011
	(In thousands)
Live poultry-broilers and breeders	$143,317	$124,260
Feed, eggs and other	42,668	43,628
Processed poultry	34,790	27,892
Prepared chicken	5,423	9,392
Packaging materials	7,157	6,581

	$233,355	$211,753

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2011 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the nine months ended July 31, 2012 and July 31, 2011 was $3,560,000 and $4,079,000, respectively, and is detailed below.

During the nine months ended July 31, 2012, participants in the Company’s Management Share Purchase Plan elected to receive a total of 11,901 shares of restricted stock at an average price of $49.54 per share instead of a specified percentage of their cash compensation and the Company issued 2,918 matching restricted shares. During the nine months ended July 31, 2012 and 2011, the Company recorded compensation cost, included in the total stock based compensation expense above, of $150,000 and $148,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2011, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 95,175 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2011. The aggregate target number of shares specified in performance share agreements outstanding as of July 31, 2012 totaled 173,375. The Company recorded no compensation cost during the first nine months of fiscal 2012 related to outstanding performance share agreements granted during fiscal 2012 and fiscal 2011, as achievement of the applicable performance based criteria is not deemed probable. During the first nine months of fiscal 2011, the Company did record compensation cost, included in the total stock based compensation expense above, of $1,046,000 related to the performance share agreements entered into during fiscal 2009, which vested during the fourth quarter of fiscal 2011.

On November 1, 2011, the Company granted 95,175 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $48.45 per share and will vest on November 1, 2015. On February 16, 2012, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $48.70 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2012 related to all unvested restricted stock grants totaled 602,925. During the nine months ended July 31, 2012 and 2011 the Company recorded compensation cost, included in the total stock based compensation expense above, of $3,410,000 and $2,885,000, respectively, related to restricted stock grants.

NOTE 4—EARNINGS PER SHARE

Certain share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus included in the calculation of basic earnings per share, to the extent they are dilutive. All share based awards were anti-dilutive during the three and nine months ended July 31, 2011 because the Company incurred a net loss, and the shares were not included in the calculation of loss per common share below. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were vested shares.

The following table presents earnings (loss) per share calculated in accordance with requirements of ASC 260.

	For the three months ended
	July 31, 2012	July 31, 2011
Net Income (loss)	$28,721	$(55,683)
Distributed and undistributed (earnings) losses to unvested restricted stock	$(851)	$0

Distributed and undistributed earnings (losses) to common shareholders—Basic	$27,870	$(55,683)
Weighted average shares outstanding—Basic	22,291	22,142
Weighted average shares outstanding—Diluted	22,291	22,142
Earnings (loss) per common share—Basic	$1.25	$(2.51)
Earnings (loss) per common share—Diluted	$1.25	$(2.51)

	For the nine months ended
	July 31, 2012	July 31, 2011
Net Income (loss)	$44,597	$(105,515)
Distributed and undistributed (earnings) losses to unvested restricted stock	$(1,341)	$0

Distributed and undistributed earnings (losses) to common shareholders—Basic	$43,256	$(105,515)
Weighted average shares outstanding—Basic	22,273	22,124
Weighted average shares outstanding—Diluted	22,275	22,124
Income (loss) per common share—Basic	$1.94	$(4.77)
Income (loss) per common share—Diluted	$1.94	$(4.77)

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

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	July 31, 2012		October 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$159	$157	$285	$285

NOTE 7—OTHER MATTERS

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

NOTE 8—CREDIT AGREEMENT

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the revolving credit facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal years ending October 31, 2011 or October 31, 2012, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2012 was approximately $478.1 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of July 31, 2012, the Company had borrowed $105.0 million under the revolving credit facility, and had $9.6 million of outstanding letters of credit under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2012, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

August 28, 2012

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

(5) Various inventory risks due to changes in market conditions, including, but not limited to, the risk that market values of live and processed poultry inventories might be lower than the cost of such inventories, requiring a downward adjustment to record the value of such inventories at the lower of cost or market as required by generally accepted accounting principles.

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

Sanderson Farms began operations at its new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina during the first fiscal quarter of 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity, at full production, to process 1,250,000 birds per week for the retail chill pack market. At full capacity the complex will employ approximately 1,500 people, will require 130 contract growers, and will be equipped to process and sell 6.7 million pounds per week of dressed poultry meat. During the third quarter of fiscal 2012 the new Kinston processing plant operated at near full capacity selling 85.0 million pounds of dressed poultry meat.

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. The Company announced on February 24, 2011 that this new complex would be placed on hold pending improvement in market fundamentals, including assurance that the supply of corn and other feed grains in the United States and the world will be adequate to meet the demands of end users of such grains at reasonable prices. The project, if completed, will consist of an expansion of the feed mill for the Kinston, North Carolina plant, a hatchery, a processing plant with capacity to process 1.25 million chickens per week and a waste water treatment facility. At full capacity, the plant is expected to employ approximately 1,100 people, will require approximately 150 contract growers and will be equipped to process and sell 8.9 million pounds of dressed poultry per week. On August 28, 2012, the Company announced that sites near Rocky Mount in Nash County, North Carolina have been selected for this potential new complex, but that the project remains on hold pending various contingencies, including improved market conditions and reasonable confidence that the global supply of feed grains will be adequate to meet world demand at reasonable prices. We announced that land on which a hatchery can be built has been acquired and that the Company owns options to purchase land on which a portion of the waste water treatment facility can be located. We still need to acquire property on which the processing plant will be built, obtain an acceptable economic incentive package from the state and local governments, obtain permits, enter into construction contracts and complete construction before the complex can open. See “The construction and potential benefits of our new North Carolina facilities are subject to risks and uncertainties” in the Risk Factors Section of our Annual Report on Form 10-K for the year ended October 31, 2011.

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million, and to increase the annual capital expenditure limitation to $60.0 million during fiscal year 2011 and $55.0 million for fiscal years, 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The new credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 31, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2012 was approximately $478.1 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of July 31, 2012, the Company had $105.0 million outstanding under the revolving credit facility, and had $9.6 million of outstanding letters of credit under the facility. As of August 24, 2012, the Company had $105.0 million of outstanding borrowings and $9.3 million outstanding letters of credit under the facility.

EXECUTIVE OVERVIEW OF RESULTS

The Company’s margins improved during the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011 reflecting improved market prices for poultry products and lower grain costs. While demand for fresh chicken in the retail grocery store and export markets has been stable, market prices for boneless breast meat remained under pressure during the third quarter, even in the face of lower production levels, reflecting continued weak demand from casual dining customers. The Company expects demand from casual dining customers to remain under pressure until employment numbers and consumer confidence improve.

Through June 2012, both corn and soybean meal market prices had stabilized below the highs they set last Fall, and were lower during the third quarter of fiscal 2012 compared to the same quarter of fiscal 2011. During the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, the average feed cost in broiler flocks processed was 9.2% lower. However beginning in July, the Company experienced historically high prices for both corn and soybean meal due to drought conditions in the Midwestern United States. The Company believes grain costs will continue to be high and volatile at least through the fourth quarter of fiscal 2012 in light of uncertainty about the supply and demand for corn and soybean meal. While market prices for chicken remain higher than they were last year and have strengthened over the past few weeks, they are not high enough to offset what we now expect to be significantly higher input costs during the coming months. Had the Company priced its remaining needs for corn and soybean meal at August 21, 2012 market prices, including the additional volume needed during fiscal 2012, cash feed grain costs would be approximately $66.7 million higher during fiscal 2012 as compared to fiscal 2011. In light of these costs, we reduced our egg sets beginning August 6, 2012, by two percent across all divisions in our Company to lessen the impact of the higher grain costs we are facing. This reduction was in addition to the four percent reduction started January 1, 2012, and we will run our plants at six percent below capacity until market conditions improve.

RESULTS OF OPERATIONS

Net sales for the third quarter ended July 31, 2012 were $624.9 million as compared to $511.2 million for the third quarter ended July 31, 2011, an increase of $113.7 million or 22.2%. Net sales of poultry products for the third quarter ended July 31, 2012 and July 31, 2011 were $601.1 million and $484.2 million, respectively, an increase of $116.9 million or 24.1%. The increase in net sales of poultry products resulted from an 18.7% increase in the average sales price of poultry products sold and a 4.6% increase in the pounds of poultry products sold. During the third quarter of fiscal 2012 the Company sold 750.7 million pounds of poultry products, up from 717.9 million pounds during the third quarter of fiscal 2011. The additional pounds of poultry products sold resulted from a 3.9% increase in the number of chickens sold, primarily attributable to the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and was closer to full capacity during the third quarter of fiscal 2012. The complex was near full capacity, selling 85.0 million pounds, or 11.3% of the total poultry pounds sold by the Company in the third quarter of fiscal 2012, up from 36.7 million pounds of poultry, or 5.1% of the total poultry pounds sold during the third quarter of fiscal 2011. Overall market prices for poultry products increased during the third quarter of fiscal 2012 as compared to the same quarter of fiscal 2011. Urner Barry market prices increased for boneless breast meat, bulk leg quarters, tenders and jumbo wings during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 by 14.7%, 12.2%, 28.0% and 104.2%, respectively. The average market price for Georgia Dock whole birds also showed improvement and increased by approximately 8.6%. Net sales of prepared chicken products for the three months ended July 31, 2012 and 2011 were $23.8 million and $27.0 million, respectively, or a decrease of 11.9%, resulting from a 1.0% decrease in the average sales price of prepared chicken products sold and a 11.0% decrease in the pounds of prepared chicken products sold from 14.0 million pounds sold during the third quarter of fiscal 2011 to 12.4 million pounds sold during the third quarter of fiscal 2012.

Net sales for the first nine months of fiscal 2012 were $1,737.7 million as compared to $1,418.2 million for the first nine months of fiscal 2011, an increase of $319.5 million or 22.5%. Net sales of poultry products for the first nine months of fiscal 2012 and fiscal 2011 were $1,670.0 million and $1,337.9 million, respectively, an increase of $332.1 million or 24.8%. The increase in net sales of poultry products resulted from a 16.5% increase in the average sales price of poultry products sold and a 7.1% increase in the pounds of poultry products sold. During the first nine months of fiscal 2012 the Company sold 2,163.1 million pounds of poultry products, up from 2,019.3 million pounds during the first nine months of fiscal 2011. The additional pounds of poultry products sold resulted from a 5.3% increase in the number of chickens sold, primarily attributable to the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and was closer to full capacity during the first nine months of fiscal 2012. The complex sold 229.6 million pounds, or 10.6% of the total poultry pounds sold by the Company in the first nine months of fiscal 2012, up from 70.3 million pounds of poultry, or 3.5 % of the total poultry pounds sold during the first nine months of fiscal 2011. Overall market prices for poultry products increased during the first nine months of fiscal 2012 as compared to the same period during fiscal 2011. Urner Barry market prices increased for boneless breast meat, bulk leg quarters, tenders and jumbo wings during the first nine months of fiscal 2012 compared to fiscal 2011 by 8.2%, 24.1%, 22.1% and 85.3%, respectively. The average market price for Georgia Dock whole birds also showed improvement and increased by approximately 7.1%. Net sales of prepared chicken products for the first nine months of fiscal 2012 and 2011 were $67.8 million and $80.3 million, respectively, or a decrease of 15.6%, resulting from a 3.4% decrease in the average sales price of prepared chicken products sold and a 12.7% decrease in the pounds of prepared chicken products sold from 41.0 million pounds sold during the first nine months of fiscal 2011 to 35.8 million pounds sold during the first nine months of fiscal 2012.

Cost of sales for the third quarter of fiscal 2012 was $555.2 million as compared to $556.6 million during the third quarter of fiscal 2011, a decrease of $1.4 million or 0.3%. Cost of sales of poultry products sold during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 were $532.5 million and $531.9 million, respectively, an increase of $0.6 million or approximately 0.1%. As illustrated in the table below, which excludes the impact of the $6.0 million live inventory adjustment at April 30, 2011 for comparative purposes, the decrease in the cost of sales of poultry products sold resulted from a 4.6% increase in the pounds of poultry products sold, offset by a decrease in feed in broilers processed of $0.0375 per pound processed and a decrease in all other cost of sales of $0.0098 per pound processed.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Third Quarter 2012		Third Quarter 2011			Incr/(Decr)
Description	Dollars	Per Pnd	Dollars		Per Pnd	Dollars	Per Pnd
Beginning Inventory	$29,672	$0.4764	$33,434		$0.4200	$(3,762)	$0.0564
Feed in broilers processed	$281,102	$0.3691	$288,978		$0.4066	$(7,876)	$(0.0375)
All other cost of sales	$256,528	$0.3368	$246,348		$0.3466	$10,180	$(0.0098)
Less: Ending Inventory	$34,790	$0.4644	$30,835		$0.4298	$3,955	$0.0346

Total poultry cost of sales	$532,512	$0.7094	$537,925	(1)	$0.7493	$5,413	$(0.0399)

Pounds:
Beginning Inventory	62,283		79,601
Poultry processed	761,647		710,774
Poultry Sold	750,670		717,917
Ending Inventory	74,917		71,748

Note (1) – Excludes the $6.0 million live inventory adjustment at April 30, 2011.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold decreased $.0098 per pound processed, or 2.8%, during this year’s third fiscal quarter compared to the same quarter a year ago. This decrease relates to improved efficiencies during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 at the Company’s new Kinston processing plant, which was not at full capacity during the third quarter of fiscal 2011, and improved margins on offal product. Costs of sales of the Company’s prepared chicken products during the third quarter of fiscal 2012 were $22.7 million as compared to $24.6 million during the third fiscal quarter of 2011, a decrease of $1.9 million or 7.9% primarily attributable to the decrease in pounds sold of 11.0%.

Cost of sales for the nine months ended July 31, 2012 was $1,609.1 million as compared to $1,500.9 million during the nine months ended July 31, 2011 an increase of $108.2 million or 7.2%. Cost of sales of poultry products sold for the nine months ended July 31, 2012 and July 31, 2011 were $1,535.4 million and $1,428.4 million, respectively, an increase of $107.0 million or approximately 7.5%. As illustrated in the table below, which excludes the impact of the $9.0 million live inventory adjustment at October 31, 2011 for comparison purposes, the increase in the cost of sales of poultry products sold resulted primarily from an increase in the pounds of poultry products sold or 7.1%.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Nine Months Ended July 31, 2012			Nine Months Ended July 31, 2011		Incr/(Decr)
Description	Dollars		Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Beginning Inventory	$27,892		$0.5117	$14,255	$0.3004	$13,637	$0.2113
Feed in broilers processed	$808,905		$0.3706	$764,522	$0.3737	$44,383	$(0.0031)
All other cost of sales	$742,418		$0.3401	$680,478	$0.3326	$61,940	$0.0075
Less: Ending Inventory	$34,790		$0.4644	$30,835	$0.4298	$3,955	$0.0346

Total poultry cost of sales	$1,544,425	(1)	$0.7140	$1,428,420	$0.7074	$116,005	$0.0066

Pounds:
Beginning Inventory	54,508			47,456
Poultry processed	2,182,842			2,045,956
Poultry Sold	2,163,146			2,019,288
Ending Inventory	74,917			71,748

Note (1) – Excludes the $9.0 million live inventory adjustment at October 31, 2011.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased $.0075 per pound processed or 2.3% during the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. For the nine months ended July 31, 2012 costs of sales of the Company’s prepared chicken products were $64.7 million as compared to $72.5 million during the nine months ended July 31, 2011, a decrease of $7.8 million or 10.7%, resulting primarily from the decrease in pounds sold of prepared chicken products of 12.6%.

The Company recorded the value of live broiler inventories on hand at July 31, 2012 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds to the market value. During the third quarter of fiscal 2011, the Company recorded a charge of $22.0 million to lower the value of live broiler inventories on hand at July 31, 2011 from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal and relatively low market prices for poultry products. No charge was required in the third fiscal quarter of 2012.

Selling, general and administrative costs during the three and nine months ended July 31, 2012 were $20.7 million and $56.8 million, respectively. The following table includes the components of selling, general and administrative costs for the three months and nine months ended July 31, 2012 and 2011.

	Selling, General and Administrative Costs (in thousands)
	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011
Start up expense-Kinston N.C.	$0	$0	$0	$4,502
Trainee expense	1,012	1,185	3,009	3,560
Stock compensation expense	1,277	1,222	3,563	3,852
ESOP expense	3,100	0	3,100	0
All other S,G & A	15,315	14,602	47,100	42,319

Total S,G & A	$20,704	$17,009	$56,772	$54,233

As illustrated in the table above, the increase in selling, general and administrative costs during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 resulted from a $3.1 million accrual during the third quarter of fiscal 2012 to the Company’s Employee Stock Ownership Plan, higher wages and various other administrative costs. Contributions to the Company’s ESOP plan are based on profitability, and accordingly, no such accrual was recorded during fiscal 2011. During the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011, selling, general and administrative costs increased $2.5 million reflecting the $3.1 million accrual during the third quarter of fiscal 2012, higher wages and various other administrative costs, offset by a decrease of $4.5 million in start up costs at Kinston during the first quarter of fiscal 2011. The Company began operations at the new Kinston complex during January 2011, at which time all Kinston costs, excluding customer service department costs, were included in cost of sales.

The Company’s operating income for the three and nine months ended July 31, 2012 was $48.9 million and $80.8 million, respectively as compared to an operating loss for the three and nine months ended July 31, 2011 of $84.4 million and $158.9 million. The improvement in the Company’s operating margin resulted primarily from improved market prices of poultry products during fiscal 2012 as compared to fiscal 2011, as described above. In addition, the Company recorded a charge of $22.0 million during the third quarter of fiscal 2011 to lower the value of the Company’s inventory of live broilers at July 31, 2011 from cost to market value. At July 31, 2012, market conditions did not warrant such an adjustment and the Company’s inventory of live broilers was recorded at cost.

Interest expense during the third quarter and first nine months of fiscal 2012 was $2.0 million and $7.4 million, respectively. During fiscal 2011 interest expense during the same periods was $2.0 million and $4.0 million, respectively. The increase in interest expense during fiscal 2012 as compared to 2011 resulted primarily from higher outstanding debt during fiscal 2012 as compared to fiscal 2011. During the first quarter of fiscal 2011, the Company capitalized interest of $630,000 related to the construction of the new complex in Kinston and Lenoir County, North Carolina. The Company has not capitalized any interest since the first quarter of fiscal 2011.

The Company’s effective tax rate for both the three and nine months ended July 31, 2012 was 38.8% as compared to 35.6% and 35.0% respectively for the same periods during fiscal 2011. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

During the three and nine months ended July 31, 2012 the Company’s net income was $28.7 million, or $1.25 per share, and $44.6 million, or $1.94 per share, respectively. For the three and nine months ended July 31, 2011 the Company’s net loss was $55.7 million or $2.51 per share and $105.5 million or $4.77 per share, respectively.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2012 was $246.9 million and its current ratio, calculated by dividing current assets by current liabilities, was 2.8 to 1. The Company’s working capital and current ratio at October 31, 2011 were $324.3 million and 3.9 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2012 include cash on hand at October 31, 2011, and borrowings under the Company’s revolving credit facility with nineteen banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, increase the line of credit to $500.0 million from $300.0 million and to extend the terms until 2016 from 2013. As of July 31, 2012, the Company had borrowed $105.0 million and had $9.6 million of outstanding letters of credit under the credit facility.

The Company’s cash position at July 31, 2012 and October 31, 2011 consisted of $26.6 million and $11.1 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at July 31, 2012 and October 31, 2011 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by (used in) operating activities during the nine months ended July 31, 2012 and 2011 were $189.5 million and ($181.0) million, respectively. The increase in cash flows from operating activities of $370.5 million resulted primarily from improved market prices for poultry products during the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011, the receipt of $82.7 million federal income tax refund on February 27, 2012 and the increase in inventory of live and processed chicken at the new Kinston, North Carolina complex during fiscal 2011.

Cash flows used in investing activities during the first nine months of fiscal 2012 and 2011 were $38.1 million and $55.0 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2012 were $38.1 million, including $4.1 million for a new Company aircraft. The Company’s capital expenditures during the first nine months of fiscal 2011 were $55.1 million and included $17.5 million for construction of the Company’s new Kinston, North Carolina complex.

Cash flows provided by (used in) financing activities during the nine months ended July 31, 2012 and 2011 were ($135.8) million and $174.3 million, respectively. During the first nine months of fiscal 2012 the Company reduced net outstanding borrowings under its revolving credit facility by $117.7 million and made the first of five $10.0 million annual installments on the Farm Credit services term loan. During the nine months ended July 31, 2011, the Company’s unfavorable profit margin required it to use cash on hand at the beginning of fiscal 2011, as well as borrowings under the revolving credit facility to fund operations and to invest in fixed assets and inventories at the Company’s new complex in Kinston and Lenoir County, North Carolina.

The Company’s capital budget for fiscal 2012 is approximately $46.3 million, excluding leases. The 2012 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $385.4 million available under the revolving line of credit at July 31, 2012.

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

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $60.0 million during fiscal year 2011 and $55 million for fiscal years 2012, 2013, 2014 and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, is $62.0 million. The credit facility also permits the Company to spend up to $115.0 million in capital expenditures on the construction of a second poultry complex in North Carolina, which expenditures are in addition to the annual limits. Under the facility the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 31, 2014, and 50% thereafter. The Company has a one-time right, at any time during the Company’s fiscal year ending October 31, 2011 or October 31, 2012, to increase the maximum debt to capitalization ratio then in effect by 5% in connection with the construction of a second potential North Carolina complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement which, at July 31, 2012, was approximately $478.1 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of July 31, 2012, the Company had borrowed $105.0 million under the revolving credit facility and had $9.6 million of outstanding letters of credit. As of August 24, 2012, the Company had approximately $105.0 million outstanding under the revolving credit facility and had approximately $9.3 million of outstanding letters of credit, leaving $385.7 million available under the revolving credit facility.

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

Inventories

Processed food and poultry inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market. If market prices for poultry move lower and/or feed grains move higher, the Company could be required by generally accepted accounting principles to record adjustments to write down the carrying values of processed poultry and feed inventories from cost to fair market value, which would increase the Company’s costs of sales.

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

As of July 31, 2012, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at July 31, 2012, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of July 31, 2012. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections and the Company’s actual results could vary from those estimated.

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

Generally, the Company purchases feed ingredients for deferred delivery from one month to six months after the time of purchase. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The grain purchases are made directly with our usual grain suppliers, which are companies in the business of regularly supplying grain to end users, and do not involve options to purchase. Such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to buy grain for deferred delivery include:

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2012, the Company purchased approximately 22.5 million bushels of corn and approximately 208,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $22.5 million in the third quarter of fiscal 2012. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $2.08 million.

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

During the third quarter of fiscal 2012, the Company’s average feed cost per pound of broilers processed totaled $0.3691 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0295, based on the quantity of grain used during the third fiscal quarter of 2012. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0027 during the third fiscal quarter of 2012.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third fiscal quarter of 2012:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2012	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	22.5 million bushels	$1.00 per bushel	$22.5 million	$0.0295/pound processed

Soybean meal	208,000 tons	$10.00 per ton	$2.08 million	$0.0027/pound processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2012. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2012. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments during the fiscal quarter ended July 31, 2012 in the legal proceedings reported in the Company’s 10-Q reports for the fiscal quarters ended January 31, 2012 and April 30, 2012.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During its third fiscal quarter, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
May 1, 2012—May 31, 2012	0	$—	0	1,000,000
June 1, 2012—June 30, 2012	1,280	$45.82	1,280	1,000,000
July 1, 2012—July 31, 2012	1,606	$36.83	1,606	1,000,000
Total	2,886	$40.82	2,886	1,000,000

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

SANDERSON FARMS, INC.
(Registrant)

Date: August 28, 2012	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: August 28, 2012	By:	/s/ James A. Grimes
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	Management contract or compensatory plan or arrangement.