Form 10-K
period 2012-10-31
SANDERSON FARMS INC
filed 2012-12-18
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $956,095,584.

Number of shares outstanding of the Registrant’s common stock as of December 12, 2012: 22,968,832 shares of common stock, $1.00 per share par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE

Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2012, which is the year for which this Annual Report is filed.

Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Report, which is December 18, 2012.

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

The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2012 the Registrant processed 448 million chickens, or over 2.9 billion dressed pounds. According to 2012 industry statistics, the Registrant was the 3RD largest processor of dressed chickens in the United States based on estimated average weekly processing.

The Registrant’s chicken operations presently encompass 8 hatcheries, 7 feed mills and 9 processing plants, which include the facilities at its new Kinston, North Carolina complex. The Registrant began manufacturing feed at the new North Carolina feed mill in November 2010 and began operations at the new hatchery during the last week of October 2010. The registrant started processing chickens at the Kinston complex in January 2011 and reached near full capacity during March 2012.

The Registrant has contracts with operators of approximately 617 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 187 breeder farms.

The Company’s prepared chicken product line includes approximately 75 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1997, this expansion included the expansion of the Registrant’s Hammond, Louisiana processing facility, the construction of new wastewater facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana, Laurel, Hazlehurst, and Collins, Mississippi processing facilities, expansion of freezer and production capacity at its prepared chicken facility in Flowood, Mississippi, the expansion of freezer capacity at its Laurel, Mississippi, Hammond, Louisiana and Collins, Mississippi processing facilities, the addition of deboning capabilities at all of the Registrant’s poultry processing facilities, and the construction and start-up of its McComb, Mississippi and Bryan, Texas production and processing facilities, including a hatchery, a feed mill, a processing plant, and a wastewater treatment facility for each complex, and the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.

In the fourth quarter of fiscal 2005, the Registrant began initial operations at a new poultry processing complex in southern Georgia. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. This plant has the capacity to process 1.25 million head of chickens per week.

On August 6, 2007, the Company began initial operations at a new poultry processing complex in Waco and McLennan County, Texas. The complex consists of a hatchery, processing plant and wastewater treatment facility. This complex shares a feed mill located in Robertson County, Texas with our Bryan, Texas complex. The plant has the capacity to process 1.25 million head of chickens per week.

In January 2011, the Company began initial operations at a new poultry processing complex in Kinston, North Carolina. The Kinston facilities comprise a state-of-the-art poultry complex consisting of a hatchery, feed mill, processing plant, and waste water facility with the capacity to process 1.25 million chickens per week for the retail chill pack market. The facility reached near full capacity during March 2012.

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. On August 28, 2012, the Company announced the selection of Nash County, North Carolina, as the site of the new complex, subject to various contingencies. On November 13, 2012, The Company announced that Nash County, North Carolina, will not be the site of the new complex due to various timing issues, but that alternative sites were under consideration. Construction of the new complex remains on hold until a new site can be selected and pending improvements in market fundamentals, including the global supply and price of corn and other feed grains. Before the complex can open we will need to identify a site, obtain permits, enter into construction contracts and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.

The Company changed its marketing strategy in 1997 to move away from the small bird markets serving primarily the fast food industry to concentrate its production in the retail and big bird deboning markets serving the retail grocery and food service industries. This market shift resulted in larger average bird weights of the chickens processed by the Company, and substantially increased the number of pounds processed by the Company. In addition, the Registrant continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.

Capital expenditures for fiscal 2012 were funded by cash on hand at November 1, 2011, and cash provided by operations during fiscal 2012. The Company also has available to it a $500.0 million revolving credit facility. On October 4, 2012, the Company and the lenders amended the revolving credit facility. The amendment sets the annual capital expenditure limitation at $55.0 million for fiscal years 2012, 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, was $65.0 million. The amendment also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2012. The amendment also sets a minimum net worth requirement that at October 31, 2012, was $400.0 million. The total committed credit under the amended facility remains at $500.0 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Not applicable.

(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS

General

The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared chicken items.

The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2012, the Registrant processed approximately 448 million chickens, or over 2.9 billion dressed pounds. In addition, the Registrant purchased and further processed 4.8 million pounds of poultry products during fiscal 2012. According to 2012 industry statistics, the Registrant was the 3RD largest processor of dressed chicken in the United States based on estimated average weekly processing.

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

The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of approximately 75 prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts.

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

	Fiscal Year Ended October 31,
	2008	2009	2010	2011	2012
Registrant processed chicken:
Value added:
Chill pack	31.2%	31.1%	28.5%	32.5%	33.1%
Fresh bulk pack	46.1	50.3	54.5	48.5	49.0
Frozen	13.7	10.1	9.8	12.4	13.1

Subtotal	91.0	91.5	92.8	93.4	95.2

Non-value added:
Ice pack	.7	.8	.8	1.2	1.2
Frozen	.0	.0	.0	.0	.0

Subtotal	.7	.8	.8	1.2	1.2

Total Company processed chicken	91.7	92.3	93.6	94.6	96.4
Prepared chicken	8.3	7.7	6.4	5.4	3.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Plant Location	Market Segment	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	8.14
Hazlehurst, Mississippi	Big Bird Deboning	625,000	8.14
Hammond, Louisiana	Big Bird Deboning	625,000	8.14
McComb, Mississippi	Chill Pack Retail	1,250,000	6.11
Bryan, Texas	Chill Pack Retail	1,250,000	6.11
Collins, Mississippi	Big Bird Deboning	1,250,000	8.14
Moultrie, Georgia	Chill Pack Retail	1,250,000	6.11
Waco, Texas	Big Bird Deboning	1,250,000	8.14
Kinston, North Carolina	Chill Pack Retail	1,250,000	6.11

The Company’s Kinston, North Carolina facility, which began initial operations in January 2011 will, at full capacity, process 1.25 million head of chill pack chickens per week. The Kinston, North Carolina facility reached near full capacity during March 2012.

Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat, chicken tenders and whole or cut wings, and is likewise sold at spot commodity market prices for wings, tenders and boneless breast meat. As of October 31, 2012, the Company had the capacity to process 4.375 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat, chicken tenders and wings.

The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below:

Those plants that target the chill pack retail grocery market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long term contracts (one to three years) with most of its chill pack customers, and the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is published each week by the Georgia Department of Agriculture and is based on its survey of prices and market conditions during the preceding week. As of October 31, 2012, the Company had the capacity to process 5.0 million head per week at its chill pack plants, and its results are materially impacted by fluctuations in the Georgia Dock price.

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

The Registrant’s prepared chicken items are sold nationally and regionally, primarily to distributors and national food service accounts. Sales of such products are handled by sales personnel of the Registrant and by independent food brokers. Prepared chicken items are distributed from the Registrant’s plant in Flowood, Mississippi, through arrangements with contract carriers.

Production and Facilities

General. The Registrant is a vertically-integrated producer of fresh and frozen chicken products, controlling the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of its product lines.

Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets or cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2012, the Registrant maintained contracts with 49 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2012, by 138 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeder producers are transported to Registrant’s hatcheries in Registrant’s vehicles.

The Registrant owns and operates eight hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2012, the Registrant’s hatcheries were capable of producing an aggregate of approximately 10.2 million chicks per week.

Grow-out. The Registrant places its chicks on the farms of 617 independent contract broiler producers, as of October 31, 2012, located in Mississippi, Texas, Georgia and North Carolina where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.

Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases the primary feed ingredients on the open market. Ingredients include corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2012, the Registrant operated seven feed mills, four of which are located in Mississippi, one in Texas, one in Georgia and one in North Carolina. The Company’s new feed mill in North Carolina began operations in November 2010. The Registrant’s annual feed requirements for fiscal 2012 were approximately 3,564,000 tons, and it has the capacity to produce approximately 4,212,000 tons of finished feed annually under current configurations.

Feed grains are commodities subject to volatile price changes caused by weather, size of the harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2012, the Registrant had the capacity to store approximately 2,989,000 bushels of corn at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced, and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk of volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.

Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb, Mississippi processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2012. The Registrant’s Collins, Mississippi processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2012. The Registrant’s Bryan, Texas processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2012. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and collectively had the capacity to process approximately 1,875,000 chickens per week on October 31, 2012. The Registrant’s Moultrie, Georgia processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2012. The Registrant’s Waco, Texas processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2012. The Registrant’s Kinston, North Carolina processing plant, which began initial operations in January 2011, operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2012. At October 31, 2012, the Company’s deboning facilities were operating on a double shifted basis and had the capacity to produce approximately 10.1 million pounds of big bird boneless breast product and 7.6 million pounds of chill pack boneless breast product each week.

Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Flowood, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items.

Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office building houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2012, the Registrant operated 11 automotive maintenance shops, which service approximately 824 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving over 165 children on October 31, 2012.

Quality Control

The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers receive wholesome, high quality products.

From its company owned laboratory in Laurel, Mississippi, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder flocks and broilers, and conducts microbiological tests of live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the nine processing plants and the prepared chicken plant.

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

One customer accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2012, 2011 and 2010. Sales to that customer accounted for 13.0%, 10.6% and 12.0% of the Company’s consolidated net sales in 2012, 2011 and 2010, respectively. The Company does not believe the loss of any single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.

Sources of Supply

During fiscal 2012, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.

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

Trademarks

The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms®, which it uses in connection with the distribution of its prepared chicken and premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms® label. The Registrant also has registered with the United States Patent and Trademark Office seven other trademarks that are used in connection with the distribution of chicken and other products and for other competitive purposes.

The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.

Employee and Labor Relations

As of October 31, 2012, the Registrant had 11,313 employees, including 1,271 salaried and 10,042 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 479 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on November 30, 2013. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 447 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi expires on December 31, 2014. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 988 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi expires on January 10, 2013. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins plant. Negotiations are ongoing to reach a new agreement with these employees.

The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,317 employees expires on December 31, 2014. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

All of the Company’s operations are domiciled in the United States. All of the Company’s products sold in the Company’s fiscal years 2012, 2011 and 2010 were produced in the United States and all long-lived assets of the Company are domiciled in the United States.

The Company sells certain of its products to customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2012, 2011 and 2010 totaled approximately $318.7 million, $253.8 million and $191.4 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.

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

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken, and, to a lesser extent, alternative proteins. These prices are determined by supply and demand factors, and supply and demand factors in respect of feed ingredients and chicken may not correlate. For example, grain prices during 2011 were high, while prices for chicken products did not increase proportionally, and the Company lost money. During 2012, grain prices remained high, but market prices for chicken also increased, and the Company was profitable. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.

Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use. In particular, global weather patterns, including adverse weather conditions that may result from climate change, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural and energy policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. For example, historic drought conditions in the Midwestern United States in 2012 have had, and are expected to continue to have, a significant adverse effect on the supply and price of feed grains. In recent years, demand for corn from ethanol producers has also resulted in sharply higher costs for corn and other grains.

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

For example, for the fiscal year ended October 31, 2011, we recorded a charge of $9 million to lower the value of live broiler inventories on hand at that date from cost to estimated market value because the estimated market price for the products to be produced from those live chickens when sold was estimated to be below the estimated cost to grow, process and distribute those chickens. The $9 million adjustment to inventory on October 31, 2011 effectively absorbed into fiscal 2011 a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the first quarter of fiscal 2012, thereby benefitting fiscal 2012. Any similar adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company made no similar adjustment during fiscal 2012.

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

Although the highly pathogenic Asian strain of AI has not been identified in North America, there have been outbreaks of both low and high pathogenic strains of avian influenza in North America, including in the U.S. in 2002 and 2004 and in Mexico in 2005 and 2012. In addition, low pathogenic strains of the AI virus were detected in wild birds in the United States in 2006. Although these outbreaks have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic Asian strain, they have nevertheless impacted our sales. Accordingly, even if the Asian strain does not spread to North America, we cannot assure you that it will not materially adversely affect domestic or international demand for poultry produced in North America, and, if it were to spread to North America, we cannot assure you that it would not significantly affect our operations or the demand for our products, in each case in a manner having a material adverse effect on our business, reputation or prospects.

A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.

Nearly all of our customers are based in the United States, but some of our customers resell poultry products in the export markets. Our chicken products are sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 13% of our gross sales in fiscal 2012 were to export markets, including $86.1 million to Russia, $65.5 million to Mexico and $51.0 million to China. Any disruption to the export markets, such as trade embargos, tariffs, import bans, duties or quotas could materially impact our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.

On January 19, 2010, Russia banned imports of U.S. poultry, citing its concerns about the practice in the United States of treating poultry meat with chlorinated water during processing. On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. The total duties were later lowered to 59.2%. Following the imposition of the Russian embargo and the Chinese duty, we and our customers who resell our frozen chicken product to Russia and China were able, for a period of time, to sell those products in alternative markets without a significant price disadvantage. However, our customers who resell or previously resold our frozen chicken products in China are now selling a portion of those products in China and paying the applicable duty. This lowers their return and the price they are willing to pay us, reducing our revenues and profits. We do not know whether or when China might lift the anti-dumping duties. A challenge to China’s anti-dumping determination was filed by the U.S. Government with the World Trade Organization (WTO) and is currently pending. In the case of Russia, an agreement between the governments of the United States and Russia was reached in July 2010 pursuant to which poultry meat processed pursuant to the standards demanded by Russia and incorporated into the agreement may be shipped to Russia.

On August 6, 2012, Mexico imposed anti-dumping duties on chicken drumstick and thigh importations from the United States, establishing the duty applicable to Sanderson Farms’ products at 25.7%. However, Mexico suspended the implementation of the duties amidst concerns that food inflation may occur as a result. While we do not know whether or when Mexico might impose the anti-dumping duties, their implementation could reduce our revenues and profits. On October 2, 2012, pursuant to the North American Free Trade Agreement (NAFTA), the U.S. poultry industry, including Sanderson Farms, Inc., filed a complaint challenging the anti-dumping determination issued by Mexico. The complaint is currently pending.

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

Our sales to our top ten customers represented approximately 46.8% of our net sales during the 2012 fiscal year. Our non-chill pack customers, with whom we generally do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.

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

Inclement weather, such as excessive heat or storms, could hurt our flocks, which could in turn have a material adverse effect on our results of operations.

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

We have approximately 11,313 employees, approximately 28.6% of which are covered by collective bargaining agreements. In addition, we contract with over 800 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be restrained.

Failure of our information technology infrastructure or software could adversely affect our day-to-day operations and decision making processes and have an adverse effect on our performance.

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

On December 9, 2011, the United States Department of Agriculture, Grain Inspection, Packers and Stockyard Administration, or GIPSA, published new and amending regulations under the Packers and Stockyard Act, or PSA, which apply to all stages of a live poultry dealer’s poultry grow-out, including the pullet, breeder and broiler stages. The new regulations took effect on February 7, 2012. Among other things, the new regulations purport to extend the jurisdiction of GIPSA under the PSA to cover a poultry dealer’s relationship with its pullet and breeder growers rather than simply broiler growers, as has been the case since the adoption of the PSA of 1921. The new regulations impose certain notice requirements when a poultry company determines to suspend the delivery of birds to a grower, impose requirements regarding additional capital investment by growers, impose new requirements of a poultry company when a grower has breached its agreement with the processor, and impose new rules applicable to grower contracts that provide for arbitration to resolve disputes between a grower and the poultry company. The Company amended its grower agreements in 2012 to comply with the new rules. It is uncertain how GIPSA will interpret the new rules and whether the new rules signal a change in the manner in which GIPSA will exercise its jurisdiction over poultry growing agreements.

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

The construction and potential benefits of our new facilities are subject to risks and uncertainties.

In August 2009, we began construction of a poultry complex in Kinston, North Carolina. The budget for the project was approximately $121.4 million. The Kinston, North Carolina, complex began initial operations during January 2011 and was at near full capacity in March 2012. In March 2010 we announced plans for a second potential new poultry complex in North Carolina, subject to various contingencies, including our obtaining an acceptable economic incentive package from the State of North Carolina and the local government. On February 24, 2011 we placed this second North Carolina complex on hold until market fundamentals improve, including the global supply and price of feed grains. In August 2012, we announced the selection of Nash County, North Carolina, as the site for the new complex, subject to various contingencies. On November 13, 2012, we announced that Nash County, North Carolina, will not be the site for the new complex due to various timing issues, but that we were actively seeking alternative sites. Once we proceed with a new complex, our ability to complete its construction on a timely basis and within budget is subject to a number of risks and uncertainties described below. In addition, the new complex may not generate the benefits we expect if demand for the products to be produced by them is different from what we expect.

In order to begin construction of a new facility, we will need to take a significant number of steps and obtain a number of approvals, none of which we can assure you will be obtained. In particular we need to:

•	identify a site and purchase or lease such site;

•	obtain a number of licenses and permits; and

•	enter into construction contracts.

Additionally, we must attract and enter into contracts with a sufficient number of growers for the new complex, and our growers must obtain financing on reasonable terms. If we are unable to identify a site for the second new complex and obtain the necessary licenses and permits, proceed with or complete construction as planned, attract growers or achieve the expected benefits of both our new facilities, our business could be negatively impacted.

We cannot assure you that we will be able to complete such steps on a timely basis, or at all, or on terms that are reasonable or consistent with our expectations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry processing plant, hatchery and feedmill	McComb, Mississippi
Poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feedmill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry processing plant and hatchery	Waco and McLennan County, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Poultry processing plant, hatchery and feedmill	Kinston and Lenoir County, North Carolina
Prepared food plant	Flowood, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi

The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount at the end of the lease term. One processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively. Certain infrastructure improvements associated with a processing plant are leased under a lease that expired in 2012 and is thereafter renewable annually through 2091. The lease has been renewed for 2013. All of the foregoing leases are capital leases.

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

Item 3. Legal Proceedings

On February 16, 2012, two of our former employees sued us and seven of our current and former employees in the United States District Court for the Middle District of Georgia for damages allegedly caused to them by our alleged violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts. The plaintiffs filed the lawsuit on behalf of all hourly-paid workers legally authorized to be employed in the United States who have been employed at our processing plant located in Moultrie, Georgia since 2008.

The plaintiffs allege in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages, will typically not complain about workplace conditions and injuries, and because of their vulnerable situation, will accede to managers’ demands to work harder than American citizens and legal aliens.” The action is brought as a class action lawsuit on behalf of all persons legally authorized to be employed in the United States who have been employed at the Moultrie plant as hourly wage earners in the four years before the filing of the case, and the plaintiffs seek certification of that class. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint but provided the plaintiffs an opportunity to amend the Complaint on one of the alleged violations. Consequently, an Amended Complaint was filed by the plaintiffs on October 5, 2012. A motion to dismiss the Amended Complaint has been filed, and the plaintiffs have filed their response in opposition to that motion.

Based on our present knowledge, we consider the claims made in the amended lawsuit to be baseless.

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

Item 4. Mine Safety Disclosures.

Not Applicable

Item 4A. Executive Officers of the Registrant.

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	65	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	61	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	55	Treasurer and Chief Financial Officer, Director	1993	(3)
Tim Rigney	48	Secretary and Chief Accounting Officer	2012	(4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.

(2)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996 to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.

(3)	Mike Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.

(4)	Tim Rigney became Secretary of the Registrant effective November 1, 2012. Mr. Rigney also began service as Chief Accounting Officer on that date. Prior to that time, Mr. Rigney served the Registrant in various capacities since 1990.

James A. Grimes, age 64, retired as the Registrant’s Secretary and Chief Accounting Officer effective October 31, 2012. He had served as Chief Accounting Officer since 1985 and as Secretary since 1993.

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

The number of stockholders of record as of November 30, 2012 was 3,106.

The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2012	High	Low	Dividends
First Quarter	$52.29	$47.32	$.17
Second Quarter	$55.01	$47.54	$.17
Third Quarter	$54.94	$36.50	$.17
Fourth Quarter	$45.47	$37.22	$.17

	Stock Price
Fiscal Year 2011	High	Low	Dividends
First Quarter	$44.48	$38.59	$.17
Second Quarter	$48.47	$40.88	$.17
Third Quarter	$48.64	$40.73	$.17
Fourth Quarter	$51.60	$38.69	$.17

On December 12, 2012 the closing sales price for the common stock was $49.53 per share.

During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Aug. 1, 2012 — Aug. 31, 2012	0	$00.00	0	1,000,000
Sept. 1, 2012 — Sept. 30, 2012	1,382	$44.37	1,382	1,000,000
Oct. 1, 2012 — Oct. 31, 2012	4,768	$45.30	4,768	1,000,000

Total	6,150	$45.09	6,150	1,000,000

1	All purchases were made pursuant to the Company’s Stock Incentive Plan under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

2	On February 16, 2012, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to 1 million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on February 16, 2014. Unlike the Company’s previous share repurchase programs, the Company’s repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2012 general repurchase plan.

3	Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

Item 6. Selected Financial Data.

	Year Ended October 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Net sales	$2,386,105	$1,978,085	$1,925,445	$1,789,508	$1,723,583
Operating income (loss)	96,316	(188,380)	209,841	136,610	(65,663)
Net income (loss)	53,944	(127,077)	134,820	82,319	(43,129)
Basic earnings (loss) per share	2.35	(5.74)	6.07	3.94	(2.13)
Diluted earnings (loss) per share	2.35	(5.74)	6.07	3.94	(2.13)
Working capital	262,193	324,296	238,166	162,663	188,779
Total assets	896,453	948,521	841,620	636,176	681,158
Long-term debt, less current maturities	150,212	273,670	62,075	103,123	225,322
Stockholders’ equity	550,075	506,900	645,713	430,708	353,967

Cash dividends declared per share	$.68	$.68	$.62	$.57	$.56

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

(11) Inclement weather that could hurt Company flocks or otherwise adversely affect its operations, or changes in global weather patterns that could impact the supply and price of feed grains.

(12) Failure to respond to changing consumer preferences.

(13) Failure to successfully and efficiently start up and run a new plant or integrate any business the Company might acquire.

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this annual report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements of the Company’s belief about future demand for its products, future production levels, and future grain costs.

GENERAL

The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 49% of the Company’s total normal production costs.

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

Whole bird prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31 as follows:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
Fiscal 2012
High	$.9075		$.9325		$.9475		$.9625	*
Low	$.8900	*	$.9075		$.9350		$.9475
Fiscal 2011
High	$.8625		$.8650		$.8750		$.8900	*
Low	$.8500	*	$.8500	*	$.8650		$.8750
Fiscal 2010
High	$.8325		$.8525		$.8800	*	$.8800	*
Low	$.8200	*	$.8325		$.8550		$.8650

*	Year High/Low

Sanderson Farms began operations at its new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina during the first quarter of fiscal 2011. The Kinston facilities comprise a state-of-the-art poultry complex with the capacity, at full production, to process 1,250,000 birds per week for the retail chill pack market. The facility reached near full capacity during March 2012.

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. On August 28, 2012, the Company announced the selection of Nash County, North Carolina, as the site of the new complex, subject to various contingencies. On November 13, 2012, the Company announced that Nash County, North Carolina, will not be the site of the new complex due to various timing issues, but that alternative sites are under consideration. Construction of a new complex remains on hold until a new site can be selected and pending improvements in market fundamentals, including the global supply and price of corn and other feed grains. Before the complex can open we will need to identify a site, obtain permits, enter into construction contracts and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million. On October 4, 2012, the Company and the lenders amended the revolving credit facility. The amendment sets the annual capital expenditure limitation at $55.0 million for fiscal years 2012, 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, was $65.0 million. The amendment also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2012. The amendment also sets a minimum net worth requirement that at October 31, 2012, was $400.0 million. The total committed credit under the amended facility remains at $500.0 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

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

EXECUTIVE OVERVIEW OF RESULTS — 2012

The Company’s margins improved during fiscal 2012 as compared to fiscal 2011 reflecting improved market prices for poultry products partially offset by higher grain prices. While demand for fresh chicken in the retail grocery store and export markets has been stable, market prices for boneless breast meat remained under pressure during fiscal 2012, even in the face of lower production levels, reflecting continued weak demand from casual dining and food service customers. The Company expects demand from casual dining and food service customers to remain under pressure until employment numbers and consumer confidence improve. Beginning in July, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. Although market prices for feed grains have decreased from those highs in recent months, the Company believes grain costs will continue to be high and volatile through fiscal 2013. The Company has priced a significant portion of its grain needs for the first fiscal quarter of 2013. Had it priced the remaining needs at December 14, 2012 cash market prices, cost of feed grains would be approximately $120.1 million higher during fiscal 2013 as compared to fiscal 2012. In light of these costs, we reduced our egg sets beginning August 6, 2012, by two percent across all divisions in our Company to lessen the impact of the higher grain costs we are facing. This reduction was in addition to the four percent reduction started January 1, 2012, and we will run our plants at six percent below capacity until market conditions improve.

RESULTS OF OPERATIONS — 2012

Net sales for fiscal 2012 were $2,386.1 million as compared to $1,978.1 million for fiscal 2011, an increase of $408.0 million or 20.6%. Net sales of poultry products for fiscal 2012 and fiscal 2011 were $2,297.0 million and $1,871.7 million, respectively, an increase of $425.3 million or 22.7%. The increase in net sales of poultry products resulted from a 16.2% increase in the average sales price of poultry products sold and a 5.6% increase in the pounds of poultry products sold. During fiscal 2012 the Company sold 2,951.8 million pounds of poultry products, up from 2,794.2 million pounds during fiscal 2011. The additional pounds of poultry products sold resulted from a 3.3% increase in the number of chickens sold, primarily attributable to the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and reached near full capacity during March 2012. The complex sold 318.4 million pounds, or 10.8% of the total poultry pounds sold by the Company during fiscal 2012, up from 129.1 million pounds of poultry, or 4.6% of the total poultry pounds sold during fiscal 2011. The additional pounds sold by the new complex in Kinston, North Carolina and slightly higher bird weights were partially offset by the planned reduction in eggs set of 4.0% on January 1, 2012 and 2.0% on August 6, 2012, as described above. Overall market prices for poultry products increased during fiscal 2012 as compared to fiscal 2011. Urner Barry market prices increased for boneless breast meat, bulk leg quarters, tenders and jumbo wings during fiscal 2012 compared to fiscal 2011 by 9.1%, 16.7%, 23.3% and 81.2%, respectively. The price for Georgia Dock whole birds is currently at its historical high and averaged 7.3% higher during fiscal 2012 as compared to the average during fiscal 2011. Net sales of prepared chicken products during fiscal 2012 and 2011 were $89.1 million and $106.4 million, respectively, or a decrease of 16.3%, resulting from a 1.6% decrease in the average sales price of prepared chicken products sold and a 15.0% decrease in the pounds of prepared chicken products sold from 54.8 million pounds sold during fiscal 2011 to 46.6 million pounds sold during fiscal 2012.

Cost of sales for fiscal 2012 was $2,212.7 million as compared to $2,085.2 million during fiscal 2011, an increase of $127.5 million or 6.1%. Cost of sales of poultry products sold during fiscal 2012 and fiscal 2011 were $2,128.4 million and $1,989.1 million, respectively, an increase of $139.3 million or approximately 7.0%. As illustrated in the table below, which excludes the impact of the $9.0 million live inventory adjustment at October 31, 2011 for comparison purposes, the increase in the cost of sales of poultry products sold resulted primarily from an increase in the pounds of poultry products sold of 5.6% and an increase in feed in broilers processed of $0.0054 or 1.4%.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Year Ended October 31, 2012			Year Ended October 31, 2011		Incr/(Decr)
Description	Dollars		Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Beginning Inventory	$27,892		$0.5117	$14,255	$0.3004	$13,637	$0.2113
Feed in broilers processed	1,139,994		0.3853	1,065,737	0.3799	74,257	0.0054
All other cost of sales	1,001,692		0.3385	936,986	0.3340	64,706	0.0045
Less: Ending Inventory	32,196		0.5052	27,892	0.5117	4,304	(0.0065)

Total poultry cost of sales	$2,137,382	(1)	$0.7241	$1,989,086	$0.7119	$148,296	$0.0122

Pounds:
Beginning Inventory	54,508			47,456
Poultry processed	2,958,885			2,805,218
Poultry Sold	2,951,807			2,794,208
Ending Inventory	63,729			54,508

Note (1) – Excludes the $9.0 million live inventory adjustment at October 31, 2011.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased $0.0045 per pound processed or 1.3% during fiscal 2012 as compared to fiscal 2011. During fiscal 2012 costs of sales of the Company’s prepared chicken products were $84.3 million as compared to $96.2 million during fiscal 2011, a decrease of $11.9 million or 12.3%, resulting primarily from the decrease in pounds sold of prepared chicken products of 15.0%.

The Company recorded the value of live broiler inventories on hand at October 31, 2012 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds to the market value. At October 31, 2011, the Company recorded a charge of $9.0 million to lower the value of live broiler inventories on hand from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal and relatively low market prices for poultry products. No charge was required at October 31, 2012.

Selling, general and administrative costs during fiscal 2012 and fiscal 2011 were $77.1 million and $72.2 million, respectively, an increase of $4.9 million. The following table includes the components of selling, general and administrative costs for the twelve months ended October 31, 2012 and 2011.

Selling, General and Administrative Cost

(In thousands)

Description	2012	2011
ESOP expense	$3,800	$0
Uncollectable Accounts	412	0
Stock compensation expense	4,785	5,204
Start up expense	0	4,502
Administrative Salaries	24,227	22,357
Trainee cost	4,201	4,798
All other S,G & A	39,672	35,356

Total S,G & A	$77,097	$72,217

During fiscal 2012 as compared to fiscal 2011, selling, general and administrative costs increased $4.9 million reflecting a $3.8 million contribution to the Company’s Employee Stock Ownership Plan during fiscal 2012, higher wages and various other administrative costs, offset by a decrease of $4.5 million in start up costs at the Kinston, North Carolina Complex during the first quarter of fiscal 2011. The Company began operations at the new Kinston complex during January 2011, at which time all Kinston costs, excluding customer service department costs, were included in cost of sales.

The Company’s operating income during fiscal 2012 was $96.3 million as compared to an operating loss during fiscal 2011 of $188.4 million. The improvement in the Company’s operating margin resulted primarily from improved market prices of poultry products during fiscal 2012 as compared to fiscal 2011, as described above. In addition, the Company recorded a charge of $9.0 million during fiscal 2011 to lower the value of the Company’s inventory of live broilers at October 31, 2011 from cost to market value. At October 31, 2012, market conditions did not warrant such an adjustment and the Company’s inventory of live broilers was recorded at cost.

Interest expense during fiscal 2012 and fiscal 2011 was $9.2 million and $6.4 million, respectively. The increase in interest expense during fiscal 2012 as compared to 2011 resulted primarily from higher average outstanding debt during fiscal 2012 as compared to fiscal 2011. During the first quarter of fiscal 2011, the Company capitalized interest of $630,000 related to the construction of the new complex in Kinston, North Carolina. With the absence of a major construction project, the Company has not capitalized any interest since the first quarter of fiscal 2011.

The Company’s effective tax rate for fiscal 2012 was 37.7% as compared to 34.6% during fiscal 2011. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

The Company’s net income during fiscal 2012 was $53.9 million or $2.35 per share as compared to a net loss during fiscal 2011 of $127.1 million or $5.74 per share.

EXECUTIVE OVERVIEW OF RESULTS — 2011

During fiscal 2011, the Company’s margins decreased primarily as a result of higher costs of feed grains in flocks sold and lower overall market prices for poultry products as compared to fiscal 2010. While demand for fresh chicken in the retail grocery store market was stable during fiscal 2011, demand from food service customers remained soft as the overall supply of poultry meat in the United States increased, resulting in overall lower market prices for poultry products during fiscal 2011 as compared to fiscal 2010. Although leading indicators pointed to fewer chickens being processed during the beginning of fiscal 2012, demand from food service customers remained weak due to negative overall economic conditions in the United States, poor employment data and low consumer confidence. The costs of corn and soybean meal increased significantly due to several factors, including lower than expected yields of both corn and soybeans during the 2010 crop year and uncertainty regarding size and quality of the 2011 crop.

RESULTS OF OPERATIONS — 2011

Net sales during fiscal 2011 were $1,978.1 million as compared to $1,925.4 million during fiscal 2010. Net sales of poultry products during fiscal 2011 were $1,871.7 million as compared to $1,803.9 million during fiscal 2010, an increase of $67.8 million or 3.8%. The increase in net sales of poultry products resulted from an increase in the pounds of poultry products sold of 8.7%, offset by a decrease in the average sales price of poultry products of 4.6%. During fiscal 2011 the Company sold 2.79 billion pounds of poultry products, up from 2.57 billion pounds during fiscal 2010, an increase of 224.2 million pounds primarily as a result of the pounds sold from the new Kinston complex and an increase in the Company’s average live weight of chickens. The new Kinston complex began initial operation during January 2011 and sold 129.1 million pounds of poultry through October 31, 2011, or 4.6% of the Company’s total poultry pounds sold during fiscal 2011. Overall market prices for poultry products decreased during fiscal 2011 as compared to fiscal 2010 as a result of an increase in the supply of poultry products and sluggish demand from food service customers. Urner Barry market prices for boneless breast meat, tenders and jumbo wings decreased significantly during fiscal 2011 as compared to fiscal 2010 by 14.5%, 15.7% and 31.6%, respectively. However, the impact of these decreases was partially offset by improvements during fiscal 2011 in the average Urner Barry prices for bulk leg quarters and the average market price for Georgia Dock whole birds of 19.2% and 1.7%, respectively, as compared to fiscal 2010. Net sales of prepared chicken products during fiscal 2011 and 2010 were $106.4 million and $121.5 million, respectively, reflecting a decrease of 12.4%, resulting from a decrease in the average sales price of prepared chicken products sold of 2.6% and a decrease in the pounds of prepared chicken products sold of 10.1% from 61.0 million pounds during fiscal 2010 to 54.8 million pounds sold during fiscal 2011.

Cost of sales during fiscal 2011 were $2,085.2 million as compared to $1,630.5 million during fiscal 2010, an increase of $454.7 million or 27.9%. Cost of sales of poultry products sold during fiscal 2011 and fiscal 2010 were $1,989.1 million and $1,519.4 million, respectively, reflecting an increase of $469.7 million or 30.9%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from an increase in feed in broilers processed of $0.1053 per pound or 38.3% and an increase in the pounds of poultry products sold of 8.7%.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Year Ended October 31, 2011		Year Ended October 31, 2010		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Beginning Inventory	$14,255	$0.3004	$20,768	$0.3542	$(6,513)	$(0.0538)
Feed in broilers processed	1,065,737	0.3799	704,733	0.2746	361,004	0.1053
All other cost of sales	936,986	0.3340	808,113	0.3149	128,873	0.0191
Less: Ending Inventory	27,892	0.5117	14,255	0.3004	13,637	0.2113

Total poultry cost of sales	$1,989,086	$0.7119	$1,519,359	$0.5912	$469,727	$0.1207

Pounds:
Beginning Inventory	47,456		58,626
Poultry processed	2,805,218		2,566,643
Poultry Sold	2,794,208		2,570,017
Ending Inventory	54,508		47,456

The cost of feed in broiler flocks processed during fiscal 2011 as compared to fiscal 2010 increased $361.0 million or $0.1053 per pound. Excluding feed in broiler flocks sold, all other costs of sales increased $128.9 million, or an increase of $0.0191 per pound processed compared to the same period a year ago. These other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs, including those same costs incurred at the new Kinston, North Carolina complex during fiscal 2011. The new Kinston complex had a higher average cost of sales per pound than similar Company complexes, excluding feed costs, until it reached full capacity during the second quarter of fiscal 2012. Higher per pound costs at Kinston were the primary factor for the increase per pound of all other cost of sales of $0.0191 during fiscal 2011 as compared to 2010. Costs of sales of the Company’s prepared chicken products during fiscal 2011 were $96.2 million as compared to $111.2 million during fiscal 2010, a decrease of $15.0 million or 13.5% and is reflective of the decrease in pounds sold of prepared chicken products.

The Company recorded a charge of $9.0 million to lower the value of live broiler inventories on hand at October 31, 2011 from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. However, the Company estimated that the cost to grow live birds in inventory on October 31, 2011 to a marketable age and then process and distribute those birds during November and December 2011 would be higher than the anticipated sales price during those months. Accordingly, the Company adjusted the value of live inventory from cost to estimated market value. The Company had no such charge at October 31, 2010 because the Company estimated the cost to grow, process and distribute live birds in inventory on October 31, 2010 was lower than the anticipated sales price of the finish product.

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

As illustrated in the table above, the decrease in selling, general and administrative costs for fiscal 2011 as compared to fiscal 2010 resulted from accruals during fiscal 2010 to the Company’s Employee Stock Ownership Plan and Bonus Award Program. Contributions to these programs are based on profitability, and accordingly, no such accrual was recorded during fiscal 2011.

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

Interest expense during fiscal 2011 was $6.4 million as compared to interest expense during fiscal 2010 of $2.7 million, respectively. The Company capitalized $630,000 of interest costs during fiscal 2011 to the construction of the new complex in Kinston and Lenoir County, North Carolina, all of which was capitalized during November and December 2010 prior to the start up of operations in January 2011. During fiscal 2010 the Company capitalized approximately $1.9 million of interest cost to the construction of the new complex in Kinston and Lenoir County, North Carolina.

The Company’s effective tax rate for fiscal 2011 was 34.6% as compared to 35.0% during fiscal 2010. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

The Company’s net loss during fiscal 2011 was $127.1 million or $5.74 per share as compared to a net income during fiscal 2010 of $134.8 million or $6.07 per share.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2012 was $262.2 million and its current ratio, calculated by dividing current assets by current liabilities, was 2.9 to 1. The Company’s working capital and current ratio at October 31, 2011 were $324.3 million and 3.8 to 1, respectively.

These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term liquidity. The Company’s principal sources of liquidity during fiscal 2012 included cash on hand at October 31, 2011, cash flows from operations, and borrowings under the Company’s revolving credit facility with nineteen banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, increase the line of credit to $500.0 million from $300.0 million, and to extend the term until 2016 from 2013. The revolving credit facility was amended on October 4, 2012, as described below. As of October 31, 2012, the Company had borrowed $110.0 million under the revolving credit facility and had $9.3 million outstanding in letters of credit. As of December 12, 2012, the Company had borrowed $110.0 million, leaving $380.7 million available under the new revolving credit facility.

The Company’s cash position at October 31, 2012 and October 31, 2011 consisted of $27.8 million and $11.1 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at October 31, 2012 and October 31, 2011 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash equivilents, and such cash and cash equivalents were available to the Company on demand to fund its operations.

Cash flows provided by (used in) operating activities during fiscal 2012 and fiscal 2011 were $205.3 million and ($204.0) million, respectively. The increase in cash flows from operating activities of $409.3 million resulted primarily from improved market prices for poultry products during fiscal 2012 as compared to fiscal 2011, the receipt of an $82.7 million federal income tax refund on February 27, 2012, and the absence during fiscal 2012 of the increase in inventory of live and processed chicken at the new Kinston, North Carolina complex that occurred during fiscal 2011.

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

Cash flows used in investing activities during fiscal 2012, 2011 and 2010 were $49.2 million, $62.8 million and $144.8 million, respectively. The Company’s capital expenditures during fiscal 2012 of $49.2 million included $2.0 million for a new Company aircraft. The Company’s capital expenditures during fiscal 2011 were $63.0 million and included $18.6 million to complete construction of the Company’s new Kinston, North Carolina, complex. Capital expenditures during fiscal 2010 were $144.8 million and included $107.7 million for construction of the Company’s new Kinston, North Carolina, complex. Excluding the Kinston complex, the Company’s capital expenditures during fiscal 2011 and 2010 were $44.3 million and $37.1 million, respectively.

Cash flows provided by (used in) financing activities during fiscal 2012, 2011 and 2010 were ($139.4) million, $204.4 million and $31.6 million, respectively. During fiscal 2012 the Company reduced net outstanding borrowings under its revolving credit facility by $112.7 million and made the first of five $10.0 million annual installments on its $50 million outstanding term loan with Northwest Farm Credit Services, PCA, the final installment on which is due in 2016. During fiscal 2011 the Company borrowed $222.7 million under its revolving credit facility to fund operations, primarily higher inventories caused by grain cost and the Kinston, NC expansion, capital budgets and payment of dividends. On April 7, 2010 the Company sold 2.3 million shares of its common stock at $53.00 per share resulting in net proceeds from the secondary offering of $115.1 million. The Company used $40.0 million of the proceeds from the sale of the stock to pay off the outstanding draws under its revolving credit facility. The remaining proceeds of $75.2 million were used to finance a portion of the construction of the new retail poultry complex in Kinston, North Carolina and for general corporate purposes. A portion was also used during our fourth fiscal quarter of 2010 to purchase and retire 664,688 shares of common stock in open market transactions at a total cost of $28.4 million.

As of December 12, 2012, the Company’s capital budget, excluding leases, for fiscal 2013 is approximately $40.0 million. The 2013 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $380.7 million available under the revolving line of credit at October 31, 2012.

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

On March 29, 2010 the Company announced that it had commenced an underwritten registered public offering of 2,000,000 shares of its common stock under its shelf registration statement. In connection with this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock to cover over-allotments, if any. On April 7, 2010 the Company announced the closing of its underwritten registered public offering of 2,300,000 shares of its common stock, including 300,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The offering price to the public was $53.00 per share. The Company also announced its intent to use the net proceeds from the offering, together with other funds, to finance the construction of its new retail poultry complex in Kinston, North Carolina and a potential new poultry complex to also be located in North Carolina. Pending such uses, net proceeds from the offering were used to reduce indebtedness and to invest in cash and cash equivalents. The Company has used some of the invested proceeds as working capital and for general corporate purposes.

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. On August 28, 2012, the Company announced the selection of Nash County, North Carolina, as the site of the new complex, subject to various contingencies. On November 13, 2012, the Company announced that Nash County, North Carolina, will not be the site of the new complex due to various timing issues, and that alternative sites were being evaluated. Construction of a new complex remains on hold until a new site can be selected and pending improvements in market fundamentals, including the global supply and price of corn and other feed grains. Before the complex can open we will need to identify a site, obtain permits, enter into construction contracts and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million. On October 4, 2012, the Company and the lenders amended the revolving credit facility. The amendment sets the annual capital expenditure limitation at $55.0 million for fiscal years 2012, 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, was $65.0 million. The amendment also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2012. The amendment also sets a minimum net worth requirement that at October 31, 2012, was $400.0 million. The total committed credit under the amended facility remains at $500.0 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of October 31, 2012, the Company had borrowed $110.0 million under the revolving credit facility and had $9.3 million in outstanding letters of credit. As of December 13, 2012, the Company had borrowed $110.0 million under the revolving credit facility, leaving $380.7 million available under the revolving credit facility.

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

Contractual Obligations

Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2012 were as follows (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$150,000	$10,000	$20,000	$120,000	$0
Capital lease obligations	10,969	757	10,212	0	0
Interest on long-term debt	14,183	5,112	8,015	1,056	0
Operating leases	10,038	3,579	4,891	1,568	0
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	317,978	315,375	2,603	0	0
Construction contracts	0	0	0	0	0
Aircraft	685	685	0	0	0
Claims payable	13,894	9,894	4,000	0	0

Total	$517,747	$345,402	$49,721	$122,624	$0

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

Inventories

Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market. When market prices for poultry are low and feed grains are high, the Company may be required to write down the carrying values of processed poultry and live inventories to fair market value, which would increase the Company’s cost of sales.

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

The Company made an adjustment to the value of its live inventories at October 31, 2011. As with processed inventories, the value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be recorded on the Company’s financial statements at the lower of cost or market. Because of relatively low market prices for poultry during November and December 2011 and high feed grains, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2011 was expected to exceed the market value for the finished product. Accordingly, the Company’s results for the year ended October 31, 2011 include a charge of $9.0 million before income taxes to reduce the value of live inventories from cost to market. The Company’s live broiler inventories are recorded at cost at October 31, 2012 because the estimated market value was higher than the estimated cost to complete those live broiler inventories. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.

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

Valuation allowances are recorded when it is more likely than not some portion or all of the deferred tax asset will not be realized.

Contingencies

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

New Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011. This update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Generally, the Company commits to purchase feed ingredients for deferred delivery from one month to six months after the time of the committment. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The grain purchases are made directly with our usual grain suppliers, which are companies in the business of regularly supplying grain to end users, and do not involve options to purchase. Such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to commit to buy grain for deferred delivery include:

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2012, the Company purchased approximately 87.6 million bushels of corn and approximately 766,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $87.6 million in fiscal 2012. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $7.66 million.

Although changes in the market price paid for feed grains impact cash outlays at the time the Company purchases the grain, such changes do not immediately impact cost of sales. The cost of feed grains is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feed mill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 48-62 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.

During fiscal 2012, the Company’s average feed cost per pound of broilers processed totaled $0.3853 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0296, based on the quantity of grain used during fiscal 2012. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0026 during the fiscal 2012.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2012:

Feed Ingredient	Quantity Purchased during Fiscal 2012	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed

Corn	87.6 million bushels	$1.00 per bushel	$ 87.6 million	$0.0296/lb processed
Soybean meal	766,000 tons	$10.00 per ton	$ 7.66 million	$0.0026/lb processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at October 31, 2012. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

December 18, 2012

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 31,
	2012	2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$27,802	$11,075
Accounts receivable, less allowance of $1,785,000 in 2012 and $1,373,000 in 2011	98,022	94,021
Inventories	235,912	211,753
Refundable income taxes	4,467	88,512
Deferred income taxes	3,945	6,357
Prepaid expenses	27,639	26,240

Total current assets	397,787	437,958
Property, plant and equipment:
Land and buildings	435,412	425,911
Machinery and equipment	549,786	513,624

	985,198	939,535
Accumulated depreciation	(489,885)	(434,030)

	495,313	505,505
Other assets	3,353	5,058

Total assets	$896,453	$948,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82,755	$66,761
Accrued expenses	42,082	35,795
Current maturities of long-term debt	10,757	11,106

Total current liabilities	135,594	113,662
Long-term debt, less current maturities	150,212	273,670
Claims payable	4,000	3,300
Deferred income taxes	56,572	50,989
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued—Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares- 22,968,832 in 2012 and 22,871,588 in 2011	22,969	22,872
Paid-in capital	135,283	130,528
Retained earnings	391,823	353,500

Total stockholders’ equity	550,075	506,900

Total liabilities and stockholders’ equity	$896,453	$948,521

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2012	2011	2010
	(In thousands, except per share data)
Net sales	$2,386,105	$1,978,085	$1,925,445
Cost and expenses:
Cost of sales	2,212,692	2,085,248	1,630,549
Live inventory adjustment	0	9,000	0
Selling, general and administrative	77,097	72,217	85,055

	2,289,789	2,166,465	1,715,604

Operating income (loss)	96,316	(188,380)	209,841
Other income (expense):
Interest income	17	41	103
Interest expense	(9,201)	(6,413)	(2,708)
Other	(560)	510	19

	(9,744)	(5,862)	(2,586)

Income (loss) before income taxes	86,572	(194,242)	207,255
Income tax expense (benefit)	32,628	(67,165)	72,435

Net income (loss)	$53,944	$(127,077)	$134,820

Earnings (loss) per share:
Basic	$2.35	$(5.74)	$6.07

Diluted	$2.35	$(5.74)	$6.07

Dividends per share	$.68	$.68	$.62

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	(In thousands, except shares and per share amounts)
Balance at October 31, 2009	20,903,544	$20,904	$34,573	$375,231	$430,708
Net income for year				134,820	134,820
Cash dividends ($.62 per share)				(13,996)	(13,996)
Secondary offering of common stock	2,300,000	2,300	112,798		115,098
Purchase and retirement of common stock	(664,688)	(665)	(27,708)		(28,373)
Issuance of stock under stock compensation plans	115,824	116	(178)		(62)
Amortization of unearned compensation			7,518		7,518

Balance at October 31, 2010	22,654,680	$22,655	$127,003	$496,055	$645,713
Net loss for year				(127,077)	(127,077)
Cash dividends ($.68 per share)				(15,478)	(15,478)
Issuance of stock under stock compensation plans	216,908	217	(1,978)		(1,761)
Amortization of unearned compensation			5,503		5,503

Balance at October 31, 2011	22,871,588	$22,872	$130,528	$353,500	$506,900
Net income for year				53,944	53,944
Cash dividends ($.68 per share)				(15,621)	(15,621)
Issuance of stock under stock compensation plans	97,244	97	(26)		71
Amortization of unearned compensation			4,781		4,781

Balance at October 31, 2012	22,968,832	$22,969	$135,283	$391,823	$550,075

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net income (loss)	$53,944	$(127,077)	$134,820
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,979	51,661	44,430
Amortization of unearned compensation	4,781	5,503	7,518
Live inventory adjustment	(9,000)	9,000	0
Provision for losses on accounts receivable	412	0	82
Deferred income taxes	7,995	21,462	3,665
Change in assets and liabilities:
Accounts receivable	(4,413)	(1,554)	(24,088)
Inventories	(15,159)	(67,464)	(12,768)
Refundable income taxes	84,045	(88,512)	0
Prepaid expenses and other assets	(271)	(4,995)	(5,719)
Accounts payable	15,994	17,324	12,559
Accrued expenses and claims payable	6,987	(19,322)	17,910

Total adjustments	151,350	(76,897)	43,589

Net cash provided by (used in) operating activities	205,294	(203,974)	178,409
Investing activities
Capital expenditures	(49,249)	(62,958)	(144,847)
Net proceeds from sale of property and equipment	39	174	18

Net cash used in investing activities	(49,210)	(62,784)	(144,829)
Financing activities
Borrowings from revolving line of credit	45,000	222,701	10,000
Payments on revolving line of credit	(157,701)	0	(50,000)
Principal payments on long-term debt	(10,716)	(678)	(31)
Principal payments on capital lease obligations	(390)	(370)	(991)
Dividends paid	(15,621)	(15,478)	(13,996)
Net proceeds from secondary offering of common stock	0	0	115,098
Purchase of common stock	0	0	(28,373)
Tax benefit from stock incentive plans	706	70	405
Proceeds from issuance of restricted stock under stock compensation plans	758	945	978
Proceeds (payments) from issuance of common stock under stock compensation plans	(1,393)	(2,776)	(1,445)

Net cash provided by (used in) financing activities	(139,357)	204,414	31,645

Net change in cash and cash equivalents	16,727	(62,344)	65,225
Cash and cash equivalents at beginning of year	11,075	73,419	8,194

Cash and cash equivalents at end of year	$27,802	$11,075	$73,419

Supplemental disclosure of cash flow information:
Income taxes paid (refunded) net	$(60,142)	$4,391	$62,625

Interest paid	$9,433	$6,581	$4,667

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

The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Revenue is recognized when product is delivered to customers, which for domestic sales usually occurs at the time of shipment. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to one customer accounted for 13.0%, 10.6%, and 12.0% of the Company’s consolidated net sales in fiscal 2012, 2011, and 2010, respectively. Shipping and handling costs are included as a component of cost of sales.

Generally, revenue is recognized in connection with a transaction when the Company has agreed to sell, and our customer has agreed to purchase, a specific quantity of product, when delivery has occurred, when the price to the buyer has been fixed, and when collectability is reasonably assured. For most customers, this occurs when the product is delivered to customers, which for domestic sales usually occurs at the time of shipment. Revenue on certain international sales is recognized upon transfer of title, which may occur after shipment. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, cooperative advertising allowances, product terms and other items.

RECONCILIATION OF GROSS SALES TO NET SALES DOLLARS (in millions)

Product Category	Fiscal Year	Gross Sales	Less Commissions	Less Sales Allowances, Customer Allowances and Customer Allowances For Advertising	Less Other(1)	Net Sales
Fresh Ice Packed Chicken	2010	308.0	3.2	9.7	5.8	289.3
	2011	263.9	3.9	8.5	5.3	246.2
	2012	308.4	4.3	9.8	6.9	287.4
Chill Pack Chicken	2010	576.2	4.3	10.4	2.4	559.1
	2011	670.1	6.0	8.5	3.2	652.4
	2012	821.3	6.8	10.2	5.2	799.1
Frozen Chicken	2010	218.1	0.0	0.0	3.2	214.9
	2011	272.0	0.0	0.0	1.8	270.2
	2012	314.1	0.1	0.3	0.8	312.9
Fresh Vacuum Sealed Chicken	2010	730.0	1.2	4.6	3.8	720.4
	2011	690.8	1.8	6.0	4.0	679.0
	2012	875.7	1.9	6.4	5.1	862.3
Partially Cooked Chicken	2010	122.5	0.7	0.2	0.1	121.5
	2011	107.9	1.0	0.4	0.1	106.4
	2012	90.4	0.8	0.4	0.1	89.1
Mechanically Deboned Chicken	2010	20.3	0.0	0.0	0.0	20.3
	2011	23.9	0.0	0.0	0.0	23.9
	2012	35.3	0.0	0.0	0.0	35.3
Totals	2010	1,975.1	9.4	24.9	15.3	1,925.5
	2011	2,028.6	12.7	23.4	14.4	1,978.1
	2012	2,445.2	13.9	27.1	18.1	2,386.1

(1)	Other deductions include short weights, credit memos, rebates and other items, none of which, individually, is material.

Sales of offal to rendering companies are considered by-products; accordingly, these amounts reduce cost of sales and totaled $43.1 million, $35.4 million and $22.9 million in fiscal 2012, 2011 and 2010, respectively.

The Company sells certain of its products, primarily frozen chicken, either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2012, 2011 and 2010 totaled approximately $318.7 million, $253.8 million and $191.4 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.

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

When the projected cost to complete, process and sell broilers exceeds the expected market value for the finished product, the Company reduces the value of live inventories from cost to market.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line method over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2011 and 2010, the Company capitalized interest of $630,000 and $1,945,557 respectively to the new complex under construction in Kinston, North Carolina. With the absence of a major construction project, the Company has not capitalized any interest since the first quarter of fiscal 2011

Impairment of Long-Lived Assets: The Company continually reevaluates the carrying value of its long-lived assets based on events or changes in circumstances which indicate that the carrying value may not be recoverable. As part of this reevaluation and when indicators are present, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, based on the fair value of the assets, is recognized through a charge to operations.

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

Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $1,141,000, $751,000 and $637,000 for fiscal 2012, 2011 and 2010, respectively.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.

Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.

Share-Based Compensation: The Company accounts for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares in the income statement based on their fair values. For performance-based shares, the Company recognizes expense when management determines the performance criteria are probable of being met.

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

At October 31, 2012 and 2011, the fair value of the Company’s cash equivalents of approximately $27.8 million and $11.1 million, respectively, approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.

Fair values for debt are based on published forward interest rate curves using discounted cash flow analysis. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	October 31, 2012		October 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (In millions)	$163	$161	$285	$285

Reclassifications: The Company has made reclassifications to prior year financial statements to conform with the presentation for the current year financial statements. The reclassifications are for consistency of presentation and do not affect previously reported net income (loss), stockholders’ equity or total assets.

Impact of Recently Issued Accounting Standards: In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011. This update is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Inventories

Inventories consisted of the following:

	October 31,
	2012	2011
	(In thousands)
Live poultry-broilers (net of reserve) and breeders	$147,102	$124,260
Feed, eggs and other	39,343	43,628
Processed poultry	32,196	27,892
Prepared chicken	9,894	9,392
Packaging materials	7,377	6,581

	$235,912	$211,753

The Company’s live broiler inventory at October 31, 2012 was recorded at cost, because the projected cost at that time to complete, process and sell broilers in inventory at October 31, 2012 was not expected to exceed the market value of the finished product. The Company recorded an adjustment to value its live broilers at October 31, 2011 at market value rather than at cost. The value of live chickens, the cost for which is accumulated during the life of a flock as each flock is fed and cared for, is recorded at the lower of cost or market value. Because market prices for corn and soybean meal were relatively high and the market prices for our finished product were relatively low, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2011 was expected to exceed the market value for the finished product. Therefore, the Company’s results for fiscal 2011 included a charge of $9.0 million before income taxes to reduce the value of live inventories from cost to market value. The Company recorded the inventory of breeders at October 31, 2012 and October 31, 2011 at cost, less accumulated amortization. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.

3. Prepaid expenses

Prepaid expenses consisted of the following:

	October 31,
	2012	2011
	(In thousands)
Parts and supplies	$15,598	$13,971
Prepaid insurance	8,675	8,470
Other prepaid expenses	3,366	3,799

	$27,639	$26,240

4. Accrued expenses

Accrued expenses consisted of the following:

	October 31,
	2012	2011
	(In thousands)
Workers’ compensation claims	$9,894	$8,841
Accrued wages	7,957	6,187
Accrued rebates	6,193	5,014
Accrued vacation	5,179	4,989
Accrued property taxes	4,796	4,762
Accrued commissions	1,772	350
Accrued payroll taxes	1,728	1,961
Post retirement benefit	1,273	1,450
Deferred revenue	1,100	200
Other accrued expenses	2,190	2,041

	$42,082	$35,795

5. Long-Term debt and capital lease obligations

Long-term debt and capital lease obligations consisted of the following:

	October 31,
	2012	2011
	(In thousands)
Revolving credit agreement with banks (weighted average rate of 2.17% at October 31, 2012)	$110,000	$222,701
Term loan, accruing interest at 6.12%, maturing in 2016	40,000	50,000
Capital lease obligation, imputed interest at 5.53%, due in monthly installments of $112,015, including interest, maturity in 2015	10,969	11,685
6% Mississippi Business Investment Act bond-capital lease obligation, paid October 4, 2012	0	390

	160,969	284,776
Less current maturities of long-term debt and capital leases	10,757	11,106

	$150,212	$273,670

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million. On October 4, 2012, the Company and the lenders amended the revolving credit facility. The amendment sets the annual capital expenditure limitation at $55.0 million for fiscal years 2012, 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2012, with the permitted carry over, was $65.0 million. The amendment also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2012. The amendment also sets a minimum net worth requirement that at October 31, 2012, was $400.0 million. The total committed credit under the amended facility remains at $500.0 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016. As of October 31, 2012, the Company had borrowed $110.0 million under the revolving credit facility and had $9.3 million in outstanding letters of credit. As of December 13, 2012, the Company had borrowed $110.0 million under the revolving credit facility, leaving $380.7 million available under the revolving credit facility.

The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 1.00% to 2.75%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	1.00%	0.35%
2	≥ 25% and < 35%	1.25%	0.40%
3	≥ 35% and < 45%	1.75%	0.45%
4	≥ 45% and < 55%	2.25%	0.50%
5	≥ 55%	2.75%	0.50%

The term loan consists of a private placement of $40.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million which began in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility. The Company was in compliance with all covenants at October 31, 2012.

The aggregate annual maturities of long-term debt and capital lease obligations at October 31, 2012 are as follows (in thousands):

Fiscal Year	Amount
2013	$10,757
2014	10,799
2015	19,413
2016	120,000

$160,969

6. Income Taxes

Income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$23,641	$(84,207)	$63,479
State	992	(4,420)	5,291

	24,633	(88,627)	68,770
Deferred:
Federal	6,435	23,656	2,622
State	(40)	(11,869)	1,043
Change in valuation allowance	1,600	9,675	0

	7,995	21,462	3,665

	$32,628	$(67,165)	$72,435

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,
	2012	2011
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$66,957	$65,015
Prepaid and other assets	1,374	1,420

Total deferred tax liabilities	68,331	66,435
Deferred tax assets:
Accrued expenses and accounts receivable	7,742	8,344
Inventory	670	3,575
Compensation on restricted stock	6,523	8,504
State income tax credits carryforward	11,275	9,675
Other	769	1,380
Valuation allowance	(11,275)	(9,675)

Total deferred tax assets	15,704	21,803

Net deferred tax liabilities	$52,627	$44,632

Current deferred tax assets	$(3,945)	$(6,357)
Long-term deferred tax liabilities	56,572	50,989

Net deferred tax liabilities	$52,627	$44,632

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2012	2011	2010
	(In thousands)
Income taxes at statutory rate	$30,300	$(67,985)	$72,539
State income taxes	1,659	(4,299)	4,117
State income tax credits	(1,600)	(9,675)	(273)
Federal income tax credits	(130)	(748)	(463)

	Years Ended October 31,
	2012	2011	2010
	(In thousands)
Federal manufacturers (deduction) recapture	(2,191)	5,281	(4,129)
Nondeductible expenses	3,008	678	639
Other, net	(18)	(92)	5
Change in valuation allowance	1,600	9,675	0

Income tax expense (benefit)	$32,628	$(67,165)	$72,435

Included in the deferred tax assets at October 31, 2012 are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $11,275,000. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. It is management’s opinion that the North Carolina income tax credits will not be utilized before they expire and a $11,275,000 gross valuation allowance has been recorded. These credits expire between fiscal years 2017 and 2021.

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

The following table presents earnings (loss) per share calculated in accordance with requirements of ASC 260.

	For the year ended
	October 31, 2012	October 31, 2011
Net income (loss)	$53,944	$(127,077)
Distributed and undistributed (earnings) to unvested restricted stock	(1,612)	0

Distributed and undistributed earnings to common shareholders — Basic	$52,332	$(127,077)
Weighted average shares outstanding — Basic	22,280	22,130
Weighted average shares outstanding — Diluted	22,282	22,130
Earnings per common share — Basic	$2.35	$(5.74)
Earnings per common share — Diluted	$2.35	$(5.74)

8. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $3,800,000 and $9,000,000 in fiscal 2012 and 2010, respectively. The Company did not make a contribution to the ESOP during fiscal 2011, as contributions are dependent upon profitability.

The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $5,481,000 in fiscal 2012, $4,992,000 in fiscal 2011, and $4,505,000 in fiscal 2010.

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

Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2010, 2011 and 2012 vests three to four years from the date of grant. In some cases, the vesting schedule is accelerated upon death, disability or retirement of the participant or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s Common Stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $4,584,000, $3,816,000, $4,055,000 during fiscal 2012, 2011 and 2010, respectively.

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2006	379,000	$43.81
Granted during fiscal 2007	15,000	$33.70
Vested during 2007	0	$0.00
Forfeited during 2007	(5,050)	$42.62

Outstanding at October 31, 2007	388,950	$42.79
Granted during fiscal 2008	45,209	$35.00
Vested during 2008	(21,000)	$44.56
Forfeited during 2008	(3,485)	$41.36

Outstanding at October 31, 2008	409,674	$41.86
Granted during fiscal 2009	78,826	$36.12
Vested during 2009	(9,000)	$25.53
Forfeited during 2009	0	$0.00

Outstanding at October 31, 2009	479,500	$41.22
Granted during fiscal 2010	127,150	$40.80
Vested during 2010	(96,838)	$36.93
Forfeited during 2010	(16,864)	$38.99

Outstanding at October 31, 2010	492,948	$41.98
Granted during fiscal 2011	112,025	$43.70
Vested during 2011	(35,193)	$40.21
Forfeited during 2011	(3,267)	$40.10

Outstanding at October 31, 2011	566,513	$42.44
Granted during fiscal 2012	118,175	$48.50
Vested during 2012	(81,819)	$39.97
Forfeited during 2012	(14,669)	$43.32

Outstanding at October 31, 2012	588,200	$48.40

As reflected in the schedule above, 243,850 shares of the restricted stock awards were vested as of October 31, 2012. Of the 243,850 shares vested as of October 31, 2012, 63,286 were withheld by the Company to satisfy the tax withholding obligations of the recipients. The Company had $7.4 million in unrecognized share-based compensation costs as of October 31, 2012 that will be recognized over a weighted average period of 1.5 years.

Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s Common Stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee retires, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately.

If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2012, 2011 and 2010, the participants purchased a total of 16,359, 21,497 and 22,081 shares of restricted stock pursuant to the Purchase Plan, valued at an average $48.13, $43.97 and $46.38 per share, respectively, and the Company issued 4,005, 5,277 and 5,437 matching shares, valued at an average $48.13, $43.97 and $46.37 per share, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $197,000, $201,000 and $273,000 in fiscal 2012, 2011 and 2010, respectively.

During fiscal 2012, 2011 and 2010 the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two year performance period, they are subject to an additional year holding period before they are paid out. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during fiscal 2008 totaled 67,820, during fiscal 2009 totaled 60,500, during fiscal 2010 totaled 70,000, during fiscal 2011 totaled 86,725 and during fiscal 2012 totaled 95,175. The Company recorded compensation cost of $1,485,000 and $3,190,000 during fiscal 2011 and 2010, respectively, related to the performance share agreements entered into during fiscal 2008 and 2009. No compensation cost was recorded related to performance share agreements entered into during fiscal 2012, fiscal 2011 and fiscal 2010, as the minimum performance measures specified in the agreements were not met or management does not believe it is probable the measures will be met.

Under the Company’s Stock Option Plan, 2,250,000 shares of Common Stock were reserved for grant to key management personnel. Options outstanding at October 31, 2008 were granted in fiscal 2002, had ten-year terms and vested over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2012, 2011 or 2010. The Stock Option Plan has been superseded by the Plan described above and no further options may be issued under the Stock Option Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at October 31, 2009	21,564	$11.72
Granted	0	0.00
Exercised	(14,063)	11.37
Forfeited	0	0.00

Outstanding at October 31, 2010	7,501	12.37
Granted	0	0.00
Exercised	(1,500)	12.37
Forfeited	0	0.00

Outstanding at October 31, 2011	6,001	12.37
Granted	0	0.00
Exercised	(6,000)	12.37
Forfeited	(1)	12.37

Outstanding at October 31, 2012	0	$0.00

During the fiscal year ended October 31, 2012, 6,000 options were exercised with an intrinsic value of $197,600 and 1 option was forfeited with an intrinsic value of $32.93.

10. Other Matters

The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2017. Rental expense under these leases totaled $6.8 million, $7.7 million, and $7.7 million during fiscal 2012, 2011 and 2010, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2012 were as follows (in millions):

Fiscal Year	Amount
2013	$3.6
2014	2.6
2015	2.3
2016	1.4
2017	0.1

$10.0

At October 31, 2012, the Company’s estimated contractual obligations for feed grains, feed ingredients, and packaging supplies totaled $318 million, with approximately $315.4 million due in less than one year and the remainder due in 1 to 3 years.

On February 16, 2012, two of our former employees sued us and seven of our current and former employees in the United States District Court for the Middle District of Georgia for damages allegedly caused to them by our alleged violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts. The plaintiffs filed the lawsuit on behalf of all hourly-paid workers legally authorized to be employed in the United States who have been employed at our processing plant located in Moultrie, Georgia since 2008.

The plaintiffs allege in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages, will typically not complain about workplace conditions and injuries, and because of their vulnerable situation, will accede to managers’ demands to work harder than American citizens and legal aliens.”

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

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint, but provided the plaintiffs an opportunity to amend the Complaint on one of the alleged violations. Consequently, an Amended Complaint was filed by the plaintiffs on October 5, 2012. A motion to dismiss the Amended Complaint has been filed, and the plaintiffs have filed their response in opposition to that motion.

Based on our present knowledge, we consider the claims made in the amended lawsuit to be baseless.

The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operation, or financial position.

The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company determines the amount of reserves required, if any. As of October 31, 2012 the Company has not accrued any reserve for any of these matters. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

11. Quarterly Financial Data (unaudited)

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$517,826	$595,046	$624,854	$648,379
Gross profit	8,822	59,145	69,614	35,832
Net income (loss)	(7,989)	23,865	28,721	9,347
Diluted earnings (loss) per share	$(0.36)	$1.05	$1.25	$0.41

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$427,732	$479,342	$511,169	$559,842
Gross profit (loss)	(31,207)	(6,024)	(67,427)	(11,505)
Net income (loss)	(33,556)	(16,276)	(55,683)	(21,562)
Diluted earnings (loss) per share	$(1.52)	$(0.74)	$(2.51)	$(0.97)

Sanderson Farms, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe(1)	Balance at End of Period
	(In Thousands)
Year ended October 31, 2012
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$412		$0	$1,785
Year ended October 31, 2011
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$0		$0	$1,373
Year ended October 31, 2010 Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$83		$83	$1,373

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

As of October 31, 2012 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we have concluded that, as of October 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2012.

Item 9B. Other Information.

Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have audited Sanderson Farms, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sanderson Farms, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012 of Sanderson Farms, Inc. and subsidiaries and our report dated December 18, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

December 18, 2012

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

The following table provides information as of October 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005 and amended and approved by shareholders on February 17, 2011. No further options or other awards may be granted under the Stock Option Plan. There are 3,500,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	182,500	1,052,043
Equity compensation plans not approved by security holders	0	0

Total	182,500	1,052,043

(1)	This column reflects 182,500 unearned performance shares outstanding at October 31, 2012 at the maximum level. However, management currently believes that it is not probable that we will achieve the minimum performance criteria for those unearned performance shares, such that none of those performance shares will be earned.

(2)	This column reflects the 834,509 shares of restricted stock granted to participants under the Stock Incentive Plan, the 213,321 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, and the 140,003 performance shares that have been earned under the Stock Incentive Plan, in each case since the inception of the plan and net of forfeitures, but including shares withheld at the election of the participants to satisfy tax obligations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1. FINANCIAL STATEMENTS:

The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets — October 31, 2012 and 2011

Consolidated Statements of Operations — Years ended October 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows — Years ended October 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements — October 31, 2012

(a)2. FINANCIAL STATEMENT SCHEDULES:

The following consolidated financial statement schedules of the Registrant are included in Item 8:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a) 3. EXHIBITS:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

Exhibit Number	Description

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.8+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.9+	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.10+	Amendment dated July 21, 2010 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.)

10.11+*	Amendment dated October 25, 2012 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan.

10.12+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011 for its annual meeting held February 17, 2011.)

10.13+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2011. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed January 26, 2011.)

10.14+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.15+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.16+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.17+	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

Exhibit Number	Description

10.18+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended (for awards granted before August 2009). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.19+	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted after August 2009). (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.20+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.21+	Form of Amendment Number 1 dated as of December 13, 2010 to Restricted Stock Agreement dated January 29, 2009, Restricted Stock Agreement dated November 1, 2009 and Restricted Stock Agreement dated December 21, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed December 23, 2010.)

10.22+	Form of Restricted Stock Agreement for restricted stock granted to officers and employees on February 17, 2011 (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed February 22, 2011.)

10.23+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2010). (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.24+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2011). (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for year ended October 31, 2010.)

10.25+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2012). (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011.)

10.26+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2013).

10.27+	Employment Agreement dated as of September 15, 2009 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.28+	Employment Agreement dated as of September 15, 2009 between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.29+	Employment Agreement dated as of September 15, 2009 between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.30	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.31	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.32	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.33	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

Exhibit Number	Description

10.34	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.35	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.36	Credit Agreement dated February 23, 2011 among Sanderson Farms, Inc. and Harris, N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.37	Guaranty Agreement dated February 23, 2011 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.38	First Amendment to Credit Agreement dated October 4, 2012 among Sanderson Farms, Inc., the banks party thereto and BMO Harris Bank N.A., as agent for the banks. (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed October 9, 2012.)

10.39	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.41	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.42	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.43	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.44	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.45	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

Exhibit Number	Description

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

Exhibit 101.INS***	XBRL Instance Document

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

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

Date: December 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/18/12
Joe F. Sanderson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John H. Baker, III	12/18/12
John H. Baker, III, Director

/s/ Fred Banks, Jr.	12/18/12
Fred Banks, Jr. Director

/s/ John Bierbusse	12/18/12
John Bierbusse, Director

/s/ Lampkin Butts	12/18/12
Lampkin Butts, Director, President and Chief Operating Officer

/s/ D. Michael Cockrell	12/18/12
D. Michael Cockrell, Director, Treasurer and Chief Financial Officer

/s/ Ms. Toni Cooley	12/18/12
Toni Cooley Director

/s/ Tim Rigney	12/18/12
Tim Rigney, Secretary and Chief Accounting Officer (Principal Accounting Officer)

/s/ Beverly Wade Hogan	12/18/12
Beverly Wade Hogan, Director

/s/ Robert C. Khayat	12/18/12
Robert C. Khayat Director

/s/ Phil K. Livingston	12/18/12
Phil K. Livingston, Director

/s/ Dianne Mooney	12/18/12
Dianne Mooney Director

/s/ Gail Jones Pittman	12/18/12
Gail Jones Pittman, Director

/s/ Charles W. Ritter, Jr.	12/18/12
Charles W. Ritter, Jr., Director

EXHIBITS:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986 between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective August 1, 2006. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.6+	First Amendment dated November 1, 2007 to Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.7+	Amendment Number 2 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated October 23, 2008. (Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.8+	Amendment dated January 29, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.)

10.9+	Amendment dated July 23, 2009 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

Exhibit Number	Description

10.10+	Amendment dated July 21, 2010 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.)

10.11+*	Amendment dated October 25, 2012 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan.

10.12+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011 for its annual meeting held February 17, 2011.)

10.13+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2011. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed January 26, 2011.)

10.14+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.15+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.16+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.17+	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.18+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended (for awards granted before August 2009). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.19+	Form of Restricted Stock Agreement between Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted after August 2009). (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.20+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.21+	Form of Amendment Number 1 dated as of December 13, 2010 to Restricted Stock Agreement dated January 29, 2009, Restricted Stock Agreement dated November 1, 2009 and Restricted Stock Agreement dated December 21, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed December 23, 2010.)

10.22+	Form of Restricted Stock Agreement for restricted stock granted to officers and employees on February 17, 2011 (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed February 22, 2011.)

10.23+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2010). (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.24+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2011). (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for year ended October 31, 2010.)

10.25+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2012). (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011.)

Exhibit Number	Description

10.26+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2013).

10.27+	Employment Agreement dated as of September 15, 2009 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.28+	Employment Agreement dated as of September 15, 2009 between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.29+	Employment Agreement dated as of September 15, 2009 between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.30	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.31	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.32	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.33	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.34	Lease Agreement dated as of December 1, 2004 between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.35	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.36	Credit Agreement dated February 23, 2011 among Sanderson Farms, Inc. and Harris, N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.37	Guaranty Agreement dated February 23, 2011 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.38	First Amendment to Credit Agreement dated October 4, 2012 among Sanderson Farms, Inc., the banks party thereto and BMO Harris Bank N.A., as agent for the banks. (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed October 9, 2012.)

10.39	Note Purchase Agreement dated as of April 28, 2006 between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.41	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

Exhibit Number	Description

10.42	Guarantee Agreement dated as of April 28, 2006 of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.43	Intercreditor Agreement dated as of April 28, 2006 among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.44	Lease Agreement dated as of July 1, 2006 between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.45	Bond Purchase Agreement dated as of July 31, 2006 between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

Exhibit 101.INS***	XBRL Instance Document

Exhibit 101.SCH***	XBRL Taxonomy Extension Schema

Exhibit 101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF***	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB***	XBRL Taxonomy Extension Label Linkbase

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.