Form 10-Q
period 2013-01-31
SANDERSON FARMS INC
filed 2013-02-21
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 23,014,735 shares outstanding as of February 18, 2013.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$23,816	$27,802
Accounts receivable, net	100,948	98,022
Inventories	235,122	235,912
Refundable income taxes	7,315	4,467
Deferred income taxes	2,409	3,945
Prepaid expenses	28,637	27,639

Total current assets	398,247	397,787
Property, plant and equipment	992,691	985,198
Less accumulated depreciation	(501,063)	(489,885)

	491,628	495,313
Other assets	3,321	3,353

Total assets	$893,196	$896,453

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$128,056	$124,837
Current maturities of long-term debt	10,757	10,757

Total current liabilities	138,813	135,594
Long-term debt, less current maturities	150,027	150,212
Claims payable	9,200	4,000
Deferred income taxes	55,481	56,572
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—23,008,595 and 22,968,832 at January 31, 2013 and October 31, 2012, respectively	23,009	22,969
Paid-in capital	135,688	135,283
Retained earnings	380,978	391,823

Total stockholders’ equity	539,675	550,075

Total liabilities and stockholders’ equity	$893,196	$896,453

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,
	2013	2012
	(In thousands, except per share amounts)
Net sales	$595,760	$517,826
Cost and expenses:
Cost of sales	584,867	509,004
Selling, general and administrative	20,565	17,903

	605,432	526,907

OPERATING LOSS	(9,672)	(9,081)
Other income (expense):
Interest income	3	2
Interest expense	(1,805)	(2,962)
Other	171	(564)

	(1,631)	(3,524)

LOSS BEFORE INCOME TAXES	(11,303)	(12,605)

Income tax benefit	(4,360)	(4,616)

NET LOSS	$(6,943)	$(7,989)

Loss per share:
Basic	$(0.31)	$(0.36)

Diluted	$(0.31)	$(0.36)

Dividends per share	$0.17	$0.17

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,
	2013	2012
	(In thousands)
Operating activities
Net loss	$(6,943)	$(7,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,174	14,694
Non-cash stock compensation	1,166	1,217
Live inventory adjustment	0	(9,000)
Deferred income taxes	445	7,203
Change in assets and liabilities:
Accounts receivable, net	(2,926)	4,856
Refundable income taxes	(2,848)	(13,612)
Inventories	790	6,061
Prepaid expenses and other assets	(1,149)	(433)
Accounts payable, accrued expenses and other liabilities	4,517	(9,549)

Total adjustments	15,169	1,437

Net cash provided by (used in) operating activities	8,226	(6,552)
Investing activities
Capital expenditures	(11,472)	(15,858)
Net proceeds from sale of property and equipment	166	0

Net cash used in investing activities	(11,306)	(15,858)

Financing activities
Principal payments on long-term debt	(185)	(174)
Borrowings from revolving line of credit	0	15,000
Proceeds from issuance of restricted stock under stock compensation plans	194	193
Payments from common stock issued under stock compensation plans	(1,060)	(538)
Tax benefit on vesting of restricted stock	145	705

Net cash provided by (used in) financing activities	(906)	15,186

Net change in cash and cash equivalents	(3,986)	(7,224)
Cash and cash equivalents at beginning of period	27,802	11,075

Cash and cash equivalents at end of period	$23,816	$3,851

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,902)	$(3,903)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2013

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

The condensed consolidated balance sheet at October 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2012.

NOTE 2—INVENTORIES

Inventories consisted of the following:

	January 31, 2013	October 31, 2012
	(In thousands)
Live poultry-broilers and breeders	$142,872	$147,102
Feed, eggs and other	40,735	39,343
Processed poultry	33,899	32,196
Prepared chicken	9,718	9,894
Packaging materials	7,898	7,377

	$235,122	$235,912

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2012 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three months ended January 31, 2013 and January 31, 2012 was $1,166,000 and $1,217,000, respectively, and is detailed below.

During the three months ended January 31, 2013, participants in the Company’s Management Share Purchase Plan elected to receive a total of 4,084 shares of restricted stock at an average price of $47.55 per share instead of a specified percentage of their cash compensation and the Company issued 999 matching restricted shares. During the three months ended January 31, 2013 and 2012, the Company recorded compensation cost, included in the total stock based compensation expense above, of $51,000 and $53,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2012, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 98,950 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2012. The aggregate target number of shares specified in performance share agreements outstanding as of January 31, 2013 totaled 190,200. During the first quarter of fiscal 2013 and 2012, the Company recorded no compensation cost related to outstanding performance share agreements, as achievement of the applicable performance based criteria is not deemed probable.

On November 1, 2012, the Company granted 55,700 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $46.61 per share and will vest on November 1, 2016. On February 14, 2013, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $53.06 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2013 related to all unvested restricted stock grants totaled 595,925. During the three months ended January 31, 2013 and 2012 the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,115,000 and $1,164,000, respectively, related to restricted stock grants.

NOTE 4—EARNINGS PER SHARE

Certain share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share, to the extent they are dilutive. All share based awards were anti-dilutive during the three months ended January 31, 2013 and 2012 because the Company incurred a net loss, and the shares were not included in the calculation of loss per common share below. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were vested shares.

The following table presents loss per share calculated in accordance with requirements of ASC 260.

	For the three months ended
	January 31, 2013	January 31, 2012
Net loss	$(6,943)	$(7,989)
Distributed and undistributed losses to unvested restricted stock	84	90

Distributed and undistributed losses to common shareholders—Basic	$(7,027)	$(8,079)
Weighted average shares outstanding—Basic	22,315	22,250
Weighted average shares outstanding—Diluted	22,315	22,250
Loss per common share—Basic	$(0.31)	$(0.36)
Loss per common share—Diluted	$(0.31)	$(0.36)

NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011 and was adopted in the three month period ending January 31, 2013. This update did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and temporary cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	January 31, 2013		October 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$163	$161	$163	$161

NOTE 7—OTHER MATTERS

As reported in Item 3 of the Company’s Form 10-K for the fiscal year ended October 31, 2012, two of our former employees filed a complaint on February 16, 2012, alleging violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts against us and seven of our current and former employees in the United States District Court for the Middle District of Georgia. The plaintiffs contend in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages.” The action is brought as a class action lawsuit on behalf of all legally authorized hourly employees that worked at the Moultrie plant in the four years before the filing of the case. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

On September 13, 2012, the court entered an order granting a motion to dismiss the complaint, but provided the plaintiffs an opportunity to file an amended complaint on one of the alleged violations. After an amended complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the amended complaint on October 29, 2012. On February 5, 2013, the court granted the Company’s motion to dismiss and entered an order dismissing the amended complaint with prejudice. A notice of appeal was filed with the United States Court of Appeals for the Eleventh Circuit by the plaintiffs on February 8, 2013, and is currently pending.

The Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

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

NOTE 8—CREDIT AGREEMENT

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The credit facility also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2013 was approximately $400.2 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of January 31, 2013, the Company had borrowed $110.0 million under the revolving credit facility, and had $10.2 million of outstanding letters of credit. As of February 15, 2013, the Company had borrowed $125.0 million under the revolving credit facility, leaving $364.8 million available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2013, and the related condensed consolidated statements of operations for the three-month periods ended January 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the three-month periods ended January 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 18, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 21, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2012.

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

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. On August 28, 2012, the Company announced the selection of Nash County, North Carolina, as the site of the new complex, subject to various contingencies. On November 13, 2012, the Company announced that Nash County, North Carolina, would not be the site of the new complex due to various timing issues, but that alternative sites were under consideration. On February 14, 2013, the Company announced that sites in and near Palestine, Texas, had been selected for the new complex, subject to various contingencies. Construction of the new complex remains on hold pending improvements in market fundamentals, including the global supply and price of corn and other feed grains, and final approval of our board of directors to move forward with the project. In addition, before the complex can open, we will need to obtain permits, enter into construction contracts, and complete construction.

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million. On October 4, 2012, the Company and the lenders amended the revolving credit facility. The amendment sets the annual capital expenditure limitation at $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The amendment also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at January 31, 2013, was approximately $400.2 million. The total committed credit under the amended facility remains at $500.0 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

EXECUTIVE OVERVIEW OF RESULTS

Overall market prices for poultry products improved during the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012. This improvement was offset by higher grain costs. While demand for fresh chicken in the retail grocery store and export markets has been stable, market prices for boneless breast meat, while higher than in the first quarter of fiscal 2012, remained under pressure during the first quarter of fiscal 2013 reflecting continued weak demand from casual dining and food service customers. The Company expects demand from casual dining customers to remain under pressure until employment numbers and consumer confidence improve.

Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact of drought conditions in the Midwestern United States on the quality and quantity of the 2012 corn and soybean crops. Both corn and soybean meal market prices have stabilized below the highs they set last August, but remain high relative to historical averages. The Company believes grain costs will continue to be high and volatile through fiscal 2013. During the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, the average feed cost in broiler flocks processed was 12.1% higher. The Company has priced a portion of its needs for both corn and soybean meal through the second quarter of fiscal 2013 but has priced none of its needs past May. Had the Company priced its remaining needs for corn and soybean meal at February 19, 2013 cash market prices, costs of feed grains would be approximately $85.5 million higher during fiscal 2013 as compared to fiscal 2012.

RESULTS OF OPERATIONS

Net sales for the first quarter ended January 31, 2013 were $595.8 million as compared to $517.8 million for the first quarter ended January 31, 2012, an increase of $78.0 million or 15.1%. Net sales of poultry products for the first quarter ended January 31, 2013 and January 31, 2012 were $574.2 million and $496.0 million, respectively, an increase of $78.2 million or 15.8%. The increase in net sales of poultry products resulted from a 7.1% increase in the average sales price of poultry products sold and an 8.1% increase in the pounds of poultry products sold. During the first quarter of fiscal 2013 the Company sold 723.7 million pounds of poultry products, up from 669.2 million pounds during the first quarter of fiscal 2012. The additional pounds of poultry products sold resulted from a 1.8% increase in the average live weight of poultry processed and the additional pounds sold out of the new Kinston complex, which reached near full capacity during March 2012. During the first quarter of fiscal 2013, the Kinston complex sold 84.6 million pounds, or 11.7% of the total poultry pounds sold by the Company, up from 66.3 million pounds of poultry, or 9.9% of the total poultry pounds sold during the first quarter of fiscal 2012. Overall market prices for poultry products increased during the first quarter of fiscal 2013 as compared to the same quarter of fiscal 2012. Urner Barry market prices increased for boneless breast meat and jumbo wings during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 by 5.1% and 24.6%, respectively, while market prices for bulk leg quarters and tenders decreased by 2.0% and 0.2%, respectively for the same period. The average market price for Georgia Dock whole birds also showed improvement and increased by approximately 9.1%. Net sales of prepared chicken products for the three months ended January 31, 2013 and 2012 were $21.6 million and $21.8 million, respectively, or a decrease of 1.2%. This decrease resulted from a 7.1% increase in the average sales price of prepared chicken products sold offset by a 7.7% decrease in the pounds of prepared chicken products sold from 11.8 million pounds sold during the first quarter of fiscal 2012 to 10.9 million pounds sold during the first quarter of fiscal 2013.

Cost of sales for the first quarter of fiscal 2013 was $584.9 million as compared to $509.0 million during the first quarter of fiscal 2012, an increase of $75.9 million or 14.9%. Cost of sales of poultry products sold during the first quarter of fiscal 2013 and the first quarter of fiscal 2012 were $564.5 million and $488.5 million, respectively, an increase of $76.0 million or 15.6%. As illustrated in the table below, which excludes the impact of the $9.0 million live inventory adjustment at October 31, 2011, for comparative purposes, the increase in the cost of sales of poultry products sold resulted from an 8.1% increase in the pounds of poultry products sold and a 12.1% increase in the costs of feed in broilers processed, or $0.0468 per pound.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	First Quarter 2013		First Quarter 2012			Incr/(Decr)
Description	Dollars	Per Pnd	Dollars		Per Pnd	Dollars	Per Pnd
Beginning Inventory	$32,196	$0.5052	$27,892		$0.5117	$4,304	$(0.0065)
Feed in broilers processed	$316,174	$0.4325	$268,052		$0.3857	$48,122	$0.0468
All other cost of sales	$250,071	$0.3421	$240,973		$0.3468	$9,098	$(0.0047)
Less: Ending Inventory	$33,896	$0.4813	$39,374		$0.4953	$(5,478)	$(0.0140)

Total poultry cost of sales	$564,545	$0.7801	$497,543	(1)	$0.7435	$67,002	$0.0366

Pounds:
Beginning Inventory	63,729		54,508
Poultry processed	730,999		694,925
Poultry Sold	723,696		669,210
Ending Inventory	70,420		79,496

Note (1) – Excludes the impact of the $9.0 million live inventory adjustment at October 31, 2011.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These other costs of poultry products decreased $0.0047 per pound processed, or 1.4%, during this year’s first fiscal quarter compared to the same quarter a year ago. Cost of sales of the Company’s prepared chicken products during the first quarter of fiscal 2013 were $20.3 million as compared to $20.5 million during the first fiscal quarter of 2012, a decrease of $0.2 million or 0.7%, primarily attributable to the decrease in pounds of prepared chicken products sold of 7.7%, partially offset by higher raw material costs.

The Company recorded the value of live broiler inventories on hand at January 31, 2013 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds to the market value. No such charge was required at January 31, 2013 and January 31, 2012.

Selling, general and administrative costs during the three months ended January 31, 2013 were $20.6 million. The following table includes the components of selling, general and administrative costs for the three months ended January 31, 2013 and 2012.

Selling, General and Administrative Costs

(in thousands)

	Three Months Ended January 31
	2013	2012
Trainee expense	983	1,087
Stock compensation expense	1,166	1,123
Nash County, North Carolina expense	1,795	0
All other S,G & A	16,621	15,693

Total S,G & A	$20,565	$17,903

As illustrated in the table above, the increase in selling, general and administrative costs during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 resulted primarily from the write off of legal and other costs incurred related to the planned expansion in Nash County, North Carolina, of $1.8 million. Regarding the planned construction of a new facility in Nash County, North Carolina, the Company previously capitalized approximately $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina, would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.

The Company’s operating loss for the three months ended January 31, 2013 was $9.7 million as compared to an operating loss for the three months ended January 31, 2012 of $9.1 million. The improvement in market prices of poultry products during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, as described above, was offset by higher costs of feed grains.

Interest expense during the first quarter of fiscal 2013 was $1.8 million as compared to interest expense of $3.0 million during the first quarter of fiscal 2012. The decrease in interest expense resulted primarily from lower outstanding debt during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.

The Company’s effective tax rate for the three months ended January 31, 2013 was 38.6% as compared to 36.6% for the same period during fiscal 2012. The Company’s effective tax rate for the three months ended January 31, 2013 includes a discrete favorable benefit recognized in the period of approximately 4% related to legislation enacted during the quarter. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. The Company expects its effective tax rate for the remainder of fiscal 2013 to be approximately 35%.

During the three months ended January 31, 2013 the Company’s net loss was $6.9 million, or $0.31 per share. For the three months ended January 31, 2012 the Company’s net loss was $8.0 million or $0.36 per share.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2013 was $259.4 million and its current ratio, calculated by dividing current assets by current liabilities, was 2.9 to 1. The Company’s working capital and current ratio at October 31, 2012 were $262.2 million and 2.9 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2013 include cash on hand at October 31, 2012, cash flows from operations and funds available under the Company’s revolving credit facility with nineteen banks. As described below, on February 23, 2011 the Company entered into a new revolving credit facility to, among other things, increase the line of credit to $500.0 million from $300.0 million and to extend the terms until 2016 from 2013. As of January 31, 2013, the Company had borrowed $110.0 million and had $10.2 million of outstanding letters of credit under the credit facility.

The Company’s cash position at January 31, 2013 and October 31, 2012 consisted of $23.8 million and $27.8 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at January 31, 2013 and October 31, 2012 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by (used in) operating activities during the three months ended January 31, 2013 and 2012 were $8.2 million and ($6.5) million, respectively. The increase in cash flows from operating activities of $14.7 million resulted primarily from improved market prices for poultry products during the first three months of fiscal 2013 as compared to the first three months of fiscal 2012.

Cash flows used in investing activities during the first three months of fiscal 2013 and 2012 were $11.3 million and $15.9 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2013 were $11.5 million. The Company’s capital expenditures during the first three months of fiscal 2012 were $15.9 million, including $4.1 million for a new Company aircraft.

Cash flows provided by (used in) financing activities during the three months ended January 31, 2013 and 2012 were ($0.9) million and $15.2 million, respectively. During the first three months of fiscal 2013 the Company made no change to the net outstanding borrowings under its revolving credit facility, compared to borrowings of $15.0 million during the first three months of fiscal 2012.

The Company’s capital budget for fiscal 2013 is approximately $45.5 million. The 2013 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $379.8 million available under the revolving line of credit at January 31, 2013.

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

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The credit facility also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2013 was approximately $400.2 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of January 31, 2013, the Company had borrowed $110.0 million under the revolving credit facility, and had $10.2 million of outstanding letters of credit. As of February 15, 2013, the Company had borrowed $125.0 million under the revolving credit facility, leaving $364.8 million available under the facility.

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

Inventories

Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (first-in, first-out method) or market. When market prices for poultry are low and feed grains are high, the Company may be required to write down the carrying values of processed poultry and live inventories to fair market value, which would increase the Company’s costs of sales.

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

As of January 31, 2013, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at January 31, 2013, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of January 31, 2013. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections and the Company’s actual results could vary from those estimated.

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

New Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011 and was adopted in the three month period ending January 31, 2013. This update did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Generally, the Company commits to purchase feed ingredients for deferred delivery from one month to six months after the time of the commitment. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The grain purchases are made directly with our usual grain suppliers, which are companies in the business of regularly supplying grain to end users, and do not involve options to purchase. Such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to commit to buy grain for deferred delivery include:

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2013, the Company purchased approximately 20.7 million bushels of corn and approximately 194,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $20.7 million in the first quarter of fiscal 2013. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $1.94 million.

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

During the first quarter of fiscal 2013, the Company’s average feed cost per pound of broilers processed totaled $0.4325 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0283, based on the quantity of grain used during the first fiscal quarter of 2013. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0027 during the first fiscal quarter of 2013.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first fiscal quarter of 2013:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2013	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	20.7 million bushels	$1.00 per bushel	$20.7 million	$0.0283/pound processed

Soybean meal	194,000 tons	$10.00 per ton	$1.94 million	$0.0027/pound processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at January 31, 2013. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in Item 3 of the Company’s Form 10-K for the fiscal year ended October 31, 2012, two of our former employees filed a complaint on February 16, 2012, alleging violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts against us and seven of our current and former employees in the United States District Court for the Middle District of Georgia. The plaintiffs contend in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages.” The action is brought as a class action lawsuit on behalf of all legally authorized hourly employees that worked at the Moultrie plant in the four years before the filing of the case. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

On September 13, 2012, the court entered an order granting a motion to dismiss the complaint, but provided the plaintiffs an opportunity to file an amended complaint on one of the alleged violations. After an amended complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the amended complaint on October 29, 2012. On February 5, 2013, the court granted the Company’s motion to dismiss and entered an order dismissing the amended complaint with prejudice. A notice of appeal was filed with the United States Court of Appeals for the Eleventh Circuit by the plaintiffs on February 8, 2013, and is currently pending.

The Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome should not have a material effect on the Company’s consolidated results of operations or financial position.

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

Item 1A. Risk Factors

Since the date of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2012, the Registrant has identified the following additional risk factor:

The removal of federal meat and poultry inspectors from our plants due to federal government budget constraints, or any other reason, could materially and adversely affect our results of operations.

The Poultry Products Inspection Act prohibits the production, processing or interstate distribution of poultry meat without federal inspection. To implement this law, the United States Department of Agriculture (or USDA) stations inspectors at our poultry processing plants to observe our operations.

The Budget Control Act of 2011 mandates mandatory cuts in the budgets of many governmental agencies in the United States. Such cuts, commonly referred to as “sequestration,” are set to go into effect on March 1, 2013, unless the deadline is extended or comprehensive deficit-reduction legislation is passed by Congress and signed by the President.

In a letter dated February 12, 2013, Thomas J. Vilsack, the U.S. Secretary of Agriculture, indicated that while furloughing food safety inspectors is the “last option” the USDA would implement to achieve necessary sequestration cuts, such action may be necessary in order to comply with the mandates of the Budget Control Act of 2011. Because applicable law would prohibit us from operating our poultry processing plants without the presence of federal inspectors, we would have to shut down our processing plants and our live chickens would continue to mature, possibly reaching weights that exceed the market standards demanded by our customers. In addition, live chickens would likely experience significantly higher mortality due to the higher live weights. Our inability to process chickens at our poultry processing plants for an extended period of time would materially disrupt our operations and our ability to deliver our product.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During its first fiscal quarter, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
November 1, 2012—November 30, 2012	0	$—	0	1,000,000
December 1, 2012—December 31, 2012	2,166	$48.65	2,166	1,000,000
January 1, 2013—January 31, 2013	18,854	$50.65	18,854	1,000,000
Total	21,020	$50.44	21,020	1,000,000

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

Exhibit 3.1 Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

Exhibit 3.2 Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

Exhibit 3.3 Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

Exhibit 3.4 Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

Exhibit 3.5 Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

Exhibit 3.6 Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

Exhibit 3.7 Bylaws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program effective November 1, 2012. (Incorporated by reference to Exhibit 10 filed with the Registrant’s current report on Form 8-K on January 29, 2013.)

Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.

Exhibit 31.1* Certification of Chief Executive Officer.

Exhibit 31.2* Certification of Chief Financial Officer.

Exhibit 32.1** Section 1350 Certification.

Exhibit 32.2** Section 1350 Certification.

Exhibit 101.INS XBRL Instance Document

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRLTaxonomy Extension Calculation Linkbase

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.
(Registrant)

Date: February 21, 2013	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 21, 2013	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on January 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2012. (Incorporated by reference to Exhibit 10 filed with the Registrant’s current report on Form 8-K on January 29, 2013.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.