Form 10-Q
period 2013-04-30
SANDERSON FARMS INC
filed 2013-05-30
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 23,014,872 shares outstanding as of May 24, 2013.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$24,087	$27,802
Accounts receivable, net	113,092	98,022
Inventories	226,590	235,912
Refundable income taxes	0	4,467
Deferred income taxes	1,895	3,945
Prepaid expenses and other current assets	27,466	27,639

Total current assets	393,130	397,787
Property, plant and equipment	1,009,432	985,198
Less accumulated depreciation	(515,475)	(489,885)

	493,957	495,313
Other assets	3,142	3,353

Total assets	$890,229	$896,453

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$73,704	$82,755
Accrued expenses	40,714	42,082
Current maturities of long-term debt	10,757	10,757

Total current liabilities	125,175	135,594
Long-term debt, less current maturities	139,840	150,212
Claims payable	9,900	4,000
Deferred income taxes	54,378	56,572
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—23,015,322 and 22,968,832 at April 30, 2013 and October 31, 2012, respectively	23,015	22,969
Paid-in capital	136,495	135,283
Retained earnings	401,426	391,823

Total stockholders’ equity	560,936	550,075

Total liabilities and stockholders’ equity	$890,229	$896,453

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$621,195	$595,046	$1,216,955	$1,112,872
Cost and expenses:
Cost of sales	562,233	535,901	1,147,100	1,044,905
Selling, general and administrative	19,832	18,165	40,397	36,068

	582,065	554,066	1,187,497	1,080,973

OPERATING INCOME	39,130	40,980	29,458	31,899
Other income (expense):
Interest income	4	4	7	6
Interest expense	(1,807)	(2,426)	(3,612)	(5,388)
Other	(120)	(1)	51	(565)

	(1,923)	(2,423)	(3,554)	(5,947)

INCOME BEFORE INCOME TAXES	37,207	38,557	25,904	25,952

Income tax expense	12,836	14,692	8,476	10,076

NET INCOME	$24,371	$23,865	17,428	$15,876

Earnings per share:
Basic	$1.06	$1.04	$0.76	$0.69

Diluted	$1.06	$1.04	$0.76	$0.69

Dividends per share	$0.17	$0.17	$0.34	$0.34

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$17,428	$15,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,289	29,761
Non-cash stock compensation	2,359	2,437
Live inventory adjustment	0	(9,000)
Deferred income taxes	(144)	6,268
Change in assets and liabilities:
Accounts receivable, net	(15,070)	(7,831)
Refundable income taxes	4,467	86,125
Inventories	9,322	7,611
Prepaid expenses and other assets	199	(211)
Accounts payable, accrued expenses and other liabilities	(8,432)	(7,293)

Total adjustments	22,990	107,867

Net cash provided by operating activities	40,418	123,743
Investing activities
Capital expenditures	(28,918)	(27,704)
Net proceeds from sale of property and equipment	169	0

Net cash used in investing activities	(28,749)	(27,704)

Financing activities
Principal payments on long-term debt	(10,372)	(10,352)
Borrowings from revolving line of credit	15,000	30,000
Payments on revolving line of credit	(15,000)	(115,201)
Proceeds from issuance of restricted stock under stock compensation plans	430	401
Payments from issuance of common stock under stock compensation plans	(1,676)	(1,071)
Tax benefit on exercised stock options and vesting of restricted stock grants	145	705
Dividends paid	(3,911)	(3,903)

Net cash used in financing activities	(15,384)	(99,421)

Net change in cash and cash equivalents	(3,715)	(3,382)
Cash and cash equivalents at beginning of period	27,802	11,075

Cash and cash equivalents at end of period	$24,087	$7,693

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,913)	$(3,905)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2013

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	April 30, 2013	October 31, 2012
	(In thousands)
Live poultry-broilers and breeders	$146,742	$147,102
Feed, eggs and other	37,242	39,343
Processed poultry	27,086	32,196
Prepared chicken	7,128	9,894
Packaging materials	8,392	7,377

	$226,590	$235,912

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2012 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the six months ended April 30, 2013 and 2012 was $2,359,000 and $2,437,000, respectively, and is detailed below.

During the six months ended April 30, 2013, participants in the Company’s Management Share Purchase Plan elected to receive a total of 8,396 shares of restricted stock at an average price of $51.18 per share instead of a specified percentage of their cash compensation and the Company issued 2,049 matching restricted shares. During the six months ended April 30, 2013 and 2012, the Company recorded compensation cost, included in the total stock based compensation expense above, of $100,000 and $104,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2012, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 98,950 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2012. The aggregate target number of shares specified in performance share agreements outstanding as of April 30, 2013 totaled 186,725. During the first six months of fiscal 2013 and 2012, the Company recorded no compensation cost related to outstanding performance share agreements, as achievement of the applicable performance based criteria is not deemed probable.

On November 1, 2012, the Company granted 55,700 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $46.61 per share and will vest on November 1, 2016. On February 14, 2013, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $53.06 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2013 related to all unvested restricted stock grants totaled 572,750. During the six months ended April 30, 2013 and 2012, the Company recorded compensation cost, included in the total stock based compensation expense above, of $2,259,000 and $2,333,000, respectively, related to restricted stock grants.

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

The following table presents earnings per share calculated in accordance with requirements of ASC 260.

	For the three months ended
	April 30, 2013	April 30, 2012
	(in thousands except per share amounts)
Net Income	$24,371	$23,865
Distributed and undistributed (earnings) to unvested restricted stock	(679)	(713)

Distributed and undistributed earnings to common shareholders—Basic	$23,692	$23,152
Weighted average shares outstanding—Basic	22,371	22,227
Weighted average shares outstanding—Diluted	22,371	22,280
Earnings per common share—Basic	$1.06	$1.04
Earnings per common share—Diluted	$1.06	$1.04

	For the six months ended
	April 30, 2013	April 30, 2012
	(in thousands except per share amounts)
Net Income	$17,428	$15,876
Distributed and undistributed (earnings) to unvested restricted stock	(501)	(481)

Distributed and undistributed earnings to common shareholders—Basic	$16,927	$15,395
Weighted average shares outstanding—Basic	22,343	22,264
Weighted average shares outstanding—Diluted	22,343	22,267
Income per common share—Basic	$0.76	$0.69
Income per common share—Diluted	$0.76	$0.69

NOTE 5—NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011, and was adopted in the three month period ending January 31, 2013. This update did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and short-term cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	April 30, 2013		October 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$152	$151	$163	$161

NOTE 7—OTHER MATTERS

As reported in Item 3 of the Company’s Form 10-K for the fiscal year ended October 31, 2012, two of our former employees filed a complaint on February 16, 2012, alleging violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts against us and seven of our current and former employees in the United States District Court for the Middle District of Georgia. The plaintiffs contend in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages”. The action is brought as a class action lawsuit on behalf of all legally authorized hourly employees that worked at the Moultrie plant in the four years before the filing of the case. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint, but provided the plaintiffs an opportunity to file an Amended Complaint on one of the alleged violations. After an Amended Complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the Amended Complaint on October 29, 2012. On February 5, 2013, the Court granted the Company’s motion to dismiss and entered an Order dismissing the Amended Complaint with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on February 8, 2013. The Brief for Plaintiffs-Appellants was filed on March 19, 2013, and the Brief for Defendants-Appellees was filed on April 22, 2013. The Plaintiffs-Appellants’ Reply Brief was filed May 6, 2013. No party has requested oral argument. This matter is pending.

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

NOTE 8—CREDIT AGREEMENT

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The credit facility also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2013, was approximately $412.7 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of April 30, 2013, the Company had borrowed $110.0 million under the revolving credit facility, and had $11.0 million of outstanding letters of credit. As of May 24, 2013, the Company had borrowed $90.0 million under the revolving credit facility, leaving $399.0 million available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2013, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated December 18, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. as of October 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

May 30, 2013

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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management’s beliefs about future earnings, production levels, grain prices, supply and demand factors and other industry conditions.

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

The Company’s prepared chicken product line includes approximately 85 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

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

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million. On October 4, 2012, the Company and the lenders amended the revolving credit facility. The amendment sets the annual capital expenditure limitation at $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The amendment also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at April 30, 2013, was approximately $412.7 million. The total committed credit under the amended facility remains at $500.0 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

EXECUTIVE OVERVIEW OF RESULTS

Overall market prices for poultry products improved during the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012. This improvement was offset, in part, by higher grain costs. Demand for fresh chicken in the retail grocery store and export markets has been stable. While the Company expects traffic through food service establishments to remain under pressure until employment numbers and consumer confidence improve further, market prices for boneless breast meat improved significantly during the second quarter of fiscal 2013 primarily, we believe, due to the high price of competing proteins, especially beef, and the addition of new chicken menu items at several quick serve restaurant chains and chicken promotions at casual dining establishments. Market prices for boneless breast meat continued to strengthen during May.

Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact of drought conditions in the Midwestern United States on the quality and quantity of the 2012 corn and soybean crops. Both corn and soybean meal market prices have stabilized below the highs they set last August, but remain high relative to historical averages. The Company believes grain costs will continue to be high and volatile through fiscal 2013. During the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, the average feed cost in broiler flocks processed was 14.3% higher. The Company has priced a significant portion of its needs for both corn and soybean meal through the third quarter of fiscal 2013, but has priced none of its needs past July. Had the Company priced its remaining needs for corn and soybean meal at May 28, 2013 cash market prices, costs of feed grains would be approximately $74.3 million higher during fiscal 2013 as compared to fiscal 2012.

In light of challenging market conditions that existed during fiscal 2011 and the beginning of fiscal 2012, the company reduced production beginning in January 2012 by 4 percent at all of its facilities except for its new facility in Kinston, North Carolina, which was moving to near full production at the time. The Company announced an additional 2 percent production cut in August 2012 in light of record high grain costs at the time. In February 2013, the company announced it would return to full production beginning in June 2013, and the Company is on schedule to return all of its facilities to full production during the week of June 3, 2013.

RESULTS OF OPERATIONS

Net sales for the second quarter ended April 30, 2013 were $621.2 million as compared to $595.0 million for the second quarter ended April 30, 2012, an increase of $26.2 million or 4.4%. Net sales of poultry products for the second quarter ended April 30, 2013 and 2012, were $597.7 million and $572.9 million, respectively, an increase of $24.8 million or 4.3%. The increase in net sales of poultry products resulted from an 8.5% increase in the average sales price of poultry products sold, partially offset by a 3.8% decrease in the pounds of poultry products sold. During the second quarter of fiscal 2013 the Company sold 714.9 million pounds of poultry products, down from 743.3 million pounds during the second quarter of fiscal 2012. The reduced pounds of poultry products sold resulted from a 3.8% decrease in the number of head processed, offset by the additional pounds sold out of the new Kinston complex, which reached near full capacity during March 2012. During the second quarter of fiscal 2013, the Kinston complex sold 80.8 million pounds, or 11.3% of the total poultry pounds sold by the Company, up from 78.2 million pounds of poultry, or 10.5% of the total poultry pounds sold during the second quarter of fiscal 2012. The decrease in the number of head processed is a result of the additional two percent egg set reduction implemented on August 6, 2012, which affected the number of head processed during second quarter of fiscal 2013, but had no effect on the number of head processed during the second quarter of fiscal 2012. Overall, market prices for poultry products increased during the second quarter of fiscal 2013 as compared to the same quarter of fiscal 2012. Urner Barry average market prices increased for boneless breast meat during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 by 14.2%, while average market prices for jumbo wings, bulk leg quarters and tenders decreased by 4.4%, 0.3%, and 6.2%, respectively, for the same period. The average market price for Georgia Dock whole birds also showed improvement and increased by approximately 9.9%. Net sales of prepared chicken products for the three months ended April 30, 2013 and 2012 were $23.5 million and $22.1 million, respectively, or an increase of 6.2%. This increase resulted from a 6.6% increase in the average sales price of prepared chicken products sold, partially offset by a 0.3% decrease in the pounds of prepared chicken products sold, from 11.65 million pounds sold during the second quarter of fiscal 2012 to 11.61 million pounds sold during the second quarter of fiscal 2013.

Net sales for the first six months of fiscal 2013 were $1,217.0 million as compared to $1,112.9 million for the first six months of fiscal 2012, an increase of $104.1 million or 9.4%. Net sales of poultry products for the first six months of fiscal 2013 and 2012 were $1,171.9 million and $1,068.9 million, respectively, an increase of $103.0 million or 9.6%. The increase in net sales of poultry products resulted from a 7.7% increase in the average sales price of poultry products sold and a 1.9% increase in the pounds of poultry products sold. During the first six months of fiscal 2013 the Company sold 1,438.6 million pounds of poultry products, up from 1,412.5 million pounds during the first six months of fiscal 2012. The additional pounds of poultry products sold resulted from a 0.9% increase in the average live weight of poultry processed and the additional pounds sold out of the new Kinston complex, which reached near full capacity during March 2012. During the first six months of fiscal 2013, the Kinston complex sold 165.4 million pounds, or 11.5% of the total poultry pounds sold by the Company, up from 144.6 million pounds of poultry, or 10.2% of the total poultry pounds sold during the first six months of fiscal 2012. Overall, market prices for poultry products increased during the first six months of fiscal 2013 as compared to the same period during fiscal 2012. Urner Barry average market prices increased for boneless breast meat and jumbo wings during the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 by 9.7% and 9.3%, respectively, while the average market prices for bulk leg quarters and tenders decreased by 1.2% and 3.4%, respectively, for the same period. The average market price for Georgia Dock whole birds also showed improvement and increased by approximately 9.4%. Net sales of prepared chicken products for the six months ended April 30, 2013 and 2012 were $45.1 million and $44.0 million, respectively, or an increase of 2.6%. This increase resulted from a 6.9% increase in the average sales price of prepared chicken products sold, partially offset by a 4.0% decrease in the pounds of prepared chicken products sold from 23.4 million pounds sold during the first six months of fiscal 2012 to 22.5 million pounds sold during the first six months of fiscal 2013.

Cost of sales for the second quarter of fiscal 2013 was $562.2 million as compared to $535.9 million during the second quarter of fiscal 2012, an increase of $26.3 million or 4.9%. Cost of sales of poultry products sold during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 were $540.2 million and $514.4 million, respectively, an increase of $25.9 million or approximately 5.0%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from a 14.3% increase in the costs of feed in broilers processed, or $0.0512 per pound, partially offset by a 3.8% decrease in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Second Quarter 2013		Second Quarter 2012		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$33,896	$0.4813	$39,374	$0.4953	$(5,478)	$(0.0140)
Feed in broilers processed	$288,592	$0.4089	$259,751	$0.3577	$28,841	$0.0512
All other cost of sales	$244,818	$0.3469	$244,918	$0.3372	$(100)	$0.0097
Less: Ending Inventory	$27,083	$0.4403	$29,672	$0.4764	$(2,589)	$(0.0361)

Total poultry cost of sales	$540,223	$0.7557	$514,371	$0.6920	$25,852	$0.0637

Pounds:
Beginning Inventory	70,420		79,496
Poultry processed	705,824		726,270
Poultry Sold	714,885		743,266
Ending Inventory	61,514		62,283

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased $0.0097 per pound processed, or 2.9%, during this year’s second fiscal quarter compared to the same quarter a year ago. Costs of sales of the Company’s prepared chicken products during the second quarter of fiscal 2013 were $22.0 million as compared to $21.5 million during the same quarter a year ago, an increase of $0.5 million or 2.2%, primarily attributable to an increase in the costs of raw materials purchased.

Cost of sales for the six months ended April 30, 2013 was $1,147.1 million as compared to $1,044.9 million during the six months ended April 30, 2012, an increase of $102.2 million or 9.8%. Cost of sales of poultry products sold for the six months ended April 30, 2013 and 2012 were $1,104.8 million and $1,002.9 million, respectively, an increase of $101.9 million, or approximately 10.2%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from a 13.3% increase in the costs of feed in broilers processed, or $0.0495 per pound, and a 1.8% increase in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Six Months Ended April 30, 2013		Six Months Ended April 30, 2012		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$32,196	$0.5052	$27,892	$0.5117	$4,304	$(0.0065)
Feed in broilers processed	$604,766	$0.4209	$527,803	$0.3714	$76,963	$0.0495
All other cost of sales	$494,889	$0.3444	$476,891	$0.3356	$17,998	$0.0088
Less: Ending Inventory	$27,083	$0.4403	$29,672	$0.4764	$(2,589)	$(0.0361)

Total poultry cost of sales	$1,104,768	$0.7680	$1,002,914	$0.7100	$101,854	$0.0580

Pounds:
Beginning Inventory	63,729		54,508
Poultry processed	1,436,823		1,421,195
Poultry Sold	1,438,581		1,412,477
Ending Inventory	61,514		62,283

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased $0.0088 per pound processed or 2.6% during the first six months of fiscal 2013 as compared to the same period a year ago. For the six months ended April 30, 2013 costs of sales of the Company’s prepared chicken products were $42.3 million as compared to $42.0 million during the six months ended April 30, 2012, an increase of $0.3 million or 0.8%, primarily attributable to an increase in the costs of raw materials purchased.

The Company recorded the value of live broiler inventories on hand at April 30, 2013 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at April 30, 2013 or April 30, 2012.

Selling, general and administrative costs during the three and six months ended April 30, 2013 were $19.8 million and $40.4 million, respectively. The following table includes the components of selling, general and administrative costs for the three months and six months ended April 30, 2013 and 2012.

	Selling, General and Administrative Costs (in thousands)
	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
Trainee expense	1,334	910	2,317	1,997
Stock compensation expense	1,104	1,163	2,158	2,286
Nash County, North Carolina expense	0	0	1,795	0
All other S,G & A	17,394	16,092	34,127	31,785

Total S,G & A	$19,832	$18,165	$40,397	$36,068

As illustrated in the table above, the increase in selling, general and administrative costs during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 resulted from higher wages and various other administrative costs, which are reflected in the row labeled all other S,G&A. During the first six months of fiscal 2013 as compared to the first six months of fiscal 2012, selling, general and administrative costs increased $4.3 million, reflecting the $1.8 million write off of legal and other costs incurred related to the planned expansion in Nash County, North Carolina, higher wages, and various other administrative costs. Regarding the planned construction of a new facility in Nash County, North Carolina, the Company previously capitalized approximately $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina, would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.

The Company’s operating income for the three and six months ended April 30, 2013 was $39.1 million and $29.5 million, respectively, as compared to an operating income for the three and six months ended April 30, 2012 of $41.0 million and $31.9 million. The improvement in market prices of poultry and prepared foods products during the three and six months ended April 30, 2013 as compared to the same period a year ago, as described above, was offset by higher costs of feed grains.

Interest expense during the second quarter and first six months of fiscal 2013 was $1.8 million and $3.6 million, respectively, as compared to interest expense of $2.4 million and $5.4 million for the same periods in fiscal 2012. The decrease in interest expense resulted primarily from lower outstanding debt during fiscal 2013 as compared to fiscal 2012.

The Company’s effective tax rate for the three and six months ended April 30, 2013 was 34.5% and 32.7%, respectively, as compared to 38.1% and 38.8% for the three and six months ended April 30, 2012. The Company’s effective tax rate for the six months ended April 30, 2013 includes an approximate 2% discrete favorable benefit recognized in the period related to legislation enacted during the first quarter. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

During the three and six months ended April 30, 2013 the Company’s net income was $24.4 million, or $1.06 per share, and $17.4 million, or $0.76 per share, respectively. For the three and six months ended April 30, 2012 the Company’s net income was $23.9 million, or $1.04 per share, and $15.9 million, or $0.69 per share, respectively.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2013 was $268.0 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.1 to 1. The Company’s working capital and current ratio at October 31, 2012 were $262.2 million and 2.9 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2013 include cash on hand at October 31, 2012, cash flows from operations, and funds available under the Company’s revolving credit facility with nineteen banks. As described below, the revolving credit facility provides the Company access to a $500.0 million line of credit which, unless extended, will expire on February 23, 2016. As of April 30, 2013, the Company had borrowed $110.0 million and had $11.0 million of outstanding letters of credit under the facility.

The Company’s cash position at April 30, 2013 and October 31, 2012 consisted of $24.1 million and $27.8 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at April 30, 2013 and October 31, 2012 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by operating activities during the six months ended April 30, 2013 and 2012 were $40.4 million and $123.7 million, respectively. During the six months ended April 30, 2013, as compared to the six months ended April 30, 2012, cash flows from operating activities decreased by $83.3 million, resulting primarily from the receipt of an $82.7 million federal income tax refund on February 27, 2012, which was absent during the six months ended April 30, 2013.

Cash flows used in investing activities during the first six months of fiscal 2013 and 2012 were $28.7 million and $27.7 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2013 were $28.9 million as compared to capital expenditures of $27.7 million during the same period a year ago.

Cash flows used in financing activities during the six months ended April 30, 2013 and 2012 were $15.4 million and $99.4 million, respectively. During the first six months of fiscal 2013 the Company made no change to the net outstanding borrowings under its revolving credit facility, and made the second of five $10.0 million annual installments on the Farm Credit services term loan. During the six months ended April 30, 2012, the Company reduced net outstanding borrowings under its revolving credit facility by $85.2 million and made the first of five $10.0 million annual installments on the Farm Credit services term loan.

The Company’s capital budget for fiscal 2013 is approximately $46.7 million. The 2013 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $379.0 million available under the revolving line of credit at April 30, 2013.

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

The Company has a $500 million revolving credit facility. The facility limits capital expenditures to $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The credit facility also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2013 was approximately $412.7 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of April 30, 2013, the Company had borrowed $110.0 million under the revolving credit facility, and had $11.0 million of outstanding letters of credit. As of May 24, 2013, the Company had borrowed $90.0 million under the revolving credit facility, leaving $399.0 million available under the facility.

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

Live poultry inventories of broilers are stated at the lower of cost or market and breeders at cost less accumulated amortization. The cost associated with broiler inventories, consisting principally of chicks, feed, medicine and payments to the growers who raise the chicks for us, are accumulated during the growing period. The cost associated with breeder inventories, consisting principally of breeder chicks, feed, medicine and grower payments are accumulated during the growing period. Capitalized breeder costs are then amortized over nine months using the straight-line method. Mortality of broilers and breeders is charged to cost of sales as incurred. If market prices for chicks, feed, or medicine increase (or decrease) during the period, or if grower payments increase (or decrease), the Company could have an increase (or decrease) in the market value of its inventory as well as an increase (or decrease) in costs of sales. Should the Company decide that the nine month amortization period used to amortize the breeder costs is no longer appropriate as a result of operational changes, a shorter (or longer) amortization period could increase (or decrease) the costs of sales recorded in future periods. High mortality from disease or extreme temperatures would result in abnormal charges to cost of sales to write-down live poultry inventories.

As of April 30, 2013, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at April 30, 2013, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of April 30, 2013. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections, and the Company’s actual results could vary from those estimated.

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

Accrued Self Insurance

Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. The Company accrues expenses in its workers’ compensation and employee benefit plans for both known claims as well as claims incurred but not reported. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. Any resulting adjustments to accrued claims are reflected in current operating results. There are no material adjustments to expenses accrued in prior periods in current period expenses. If historical experience proves not to be a good indicator of future expenses, if management were to use different actuarial assumptions, or if there is a negative trend in the Company’s claims history, there could be a significant increase or decrease in cost of sales depending on whether these expenses increased or decreased, respectively.

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

New Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update is effective for annual and interim periods beginning after December 15, 2011, and was adopted in the three month period ending January 31, 2013. This update did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2013, the Company purchased approximately 19.9 million bushels of corn and approximately 183,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $19.9 million in the second quarter of fiscal 2013. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $1.8 million.

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

During the second quarter of fiscal 2013, the Company’s average feed cost per pound of broilers processed totaled $0.4089 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0282, based on the quantity of grain used during the second fiscal quarter of 2013. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0026 during the second fiscal quarter of 2013.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second fiscal quarter of 2013:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2013	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	19.9 million bushels	$1.00 per bushel	$19.9 million	$0.0282/lb. processed

Soybean meal	183,000 tons	$10.00 per ton	$1.83 million	$0.0026/lb. processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at April 30, 2013. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in Item 3 of the Company’s Form 10-K for the fiscal year ended October 31, 2012, two of our former employees filed a complaint on February 16, 2012, alleging violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts against us and seven of our current and former employees in the United States District Court for the Middle District of Georgia. The plaintiffs contend in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages”. The action is brought as a class action lawsuit on behalf of all legally authorized hourly employees that worked at the Moultrie plant in the four years before the filing of the case. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint, but provided the plaintiffs an opportunity to file an Amended Complaint on one of the alleged violations. After an Amended Complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the Amended Complaint on October 29, 2012. On February 5, 2013, the Court granted the Company’s motion to dismiss and entered an Order dismissing the Amended Complaint with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on February 8, 2013. The Brief for Plaintiffs-Appellants was filed on March 19, 2013, and the Brief for Defendants-Appellees was filed on April 22, 2013. The Plaintiffs-Appellants’ Reply Brief was filed May 6, 2013. No party has requested oral argument. This matter is pending.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended October 31, 2012, including under the heading “Item 1A: Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2012. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.

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

The Budget Control Act of 2011 mandates mandatory cuts in the budgets of many governmental agencies in the United States. Such cuts, commonly referred to as “sequestration,” took effect on March 1, 2013.

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

In a continuing resolution providing funding for various governmental agencies adopted by the United States Congress and signed by the President in March, funding for meat inspectors for the balance of the United States government’s current fiscal year ending in September 30, 2013 was provided at levels believed to be adequate to allow uninterrupted operations through that date. However, if funding for the USDA inspection program is not extended past that date, we could experience the material adverse effects described above.

Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations and can significantly affect demand for our products.

This discussion supplements the risks described in our Annual Report on Form 10-K for our fiscal year ended October 31, 2012, and should be read in conjunction with the risks associated with an outbreak of avian disease described therein.

During the past few months, a highly pathogenic strain of avian influenza, known as H7N3, has affected live poultry in several states in central Mexico. The Company has no operations in Mexico and our live chickens have not been affected by this outbreak. However, in an effort to prevent the spread of the virus, the Mexican government and poultry industry reportedly culled approximately 27.5 million birds and undertook an extensive vaccination program in the affected areas of the country. This has reduced the supply of available poultry in Mexico, and has increased demand in Mexico for poultry produced in the United States.

During the first calendar quarter of 2013, there was also substantial publicity regarding a low pathogenic strain of avian influenza, known as H7N9, which has affected eastern and northern China. It is widely believed that H7N9 circulates in wild birds and may have been transmitted to domestic poultry in live bird markets in and around Shanghai and Beijing. It is also believed that the virus has passed from live birds to humans as humans came into contact with live birds that were infected with the disease. Through May 15, 2013, the virus is believed to have sickened at least 130 people and caused at least 33 deaths. No human to human transmission of the disease has been proven, and there is no evidence to suggest that the consumption of properly prepared and cooked poultry could transmit the virus to humans. However, fear associated with this outbreak has dampened demand for poultry, including our products, in the affected areas of China. Failure to contain this outbreak, or others similar to it, could have a material negative effect on world demand for poultry, including demand for our products.

During our fiscal year ended October 31, 2012, the Company shipped approximately 60 million pounds of poultry products to China, consisting primarily of chicken paws and wing tips. During the first half of fiscal 2013, the Company shipped 39.1 million pounds of poultry products to China.

Although neither H7N3 nor H7N9 has been identified in the United States, and even if the viruses do not spread to the United States, there can be no assurance that publicity accompanying the outbreak in other countries will not materially adversely affect demand for our products internationally or domestically and, if the viruses were to spread to the United States, there can be no assurance that such an event would not significantly affect our ability to conduct our operations and demand for our products, in each case having a material adverse effect on our business, reputation and earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal 2013, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
February 1, 2013—February 28, 2013	8,625	$53.06	8,625	1,000,000
March 1, 2013—March 31, 2013	1,197	$54.62	1,197	1,000,000
April 1, 2013—April 30, 2013	2,842	$54.44	2,842	1,000,000
Total	12,664	$53.52	12,664	1,000,000

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

Exhibit 10.1*+ Amendment dated February 14, 2013 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan (as amended and restated effective August 1, 2006).

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

SANDERSON FARMS, INC.
(Registrant)

Date: May 30, 2013	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 30, 2013	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1*+	Amendment dated February 14, 2013 to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan (as amended and restated effective August 1, 2006).

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.