Form 10-Q
period 2013-07-31
SANDERSON FARMS INC
filed 2013-08-27
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 23,013,651 shares outstanding as of August 19, 2013.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	October 31, 2012
	(Unaudited)	(Note 1)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$62,878	$27,802
Accounts receivable, net	118,744	98,022
Inventories	241,343	235,912
Refundable income taxes	0	4,467
Deferred income taxes	0	3,945
Prepaid expenses and other current assets	32,665	27,639

Total current assets	455,630	397,787
Property, plant and equipment	1,020,243	985,198
Less accumulated depreciation	(531,006)	(489,885)

	489,237	495,313
Other assets	2,958	3,353

Total assets	$947,825	$896,453

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$86,743	$82,755
Accrued expenses	51,519	42,082
Accrued income taxes	28,898	0
Current maturities of long-term debt	10,757	10,757
Deferred income taxes	125	0

Total current liabilities	178,042	135,594
Long-term debt, less current maturities	77,149	150,212
Claims payable	10,300	4,000
Deferred income taxes	53,926	56,572
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—23,013,651 and 22,968,832 at July 31, 2013 and October 31, 2012, respectively	23,014	22,969
Paid-in capital	139,960	135,283
Retained earnings	465,434	391,823

Total stockholders’ equity	628,408	550,075

Total liabilities and stockholders’ equity	$947,825	$896,453

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$738,964	$624,854	$1,955,919	$1,737,726
Cost and expenses:
Cost of sales	605,018	555,240	1,752,118	1,600,145
Selling, general and administrative	29,505	20,704	69,902	56,772

	634,523	575,944	1,822,020	1,656,917

OPERATING INCOME	104,441	48,910	133,899	80,809
Other income (expense):
Interest income	5	3	12	9
Interest expense	(1,365)	(1,999)	(4,977)	(7,387)
Other	(17)	5	34	(560)

	(1,377)	(1,991)	(4,931)	(7,938)

INCOME BEFORE INCOME TAXES	103,064	46,919	128,968	72,871
Income tax expense	35,145	18,198	43,621	28,274

NET INCOME	$67,919	$28,721	85,347	$44,597

Earnings per share:
Basic	$2.95	$1.25	$3.71	$1.94

Diluted	$2.95	$1.25	$3.71	$1.94

Dividends per share	$0.17	$0.17	$0.51	$0.51

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31,
	2013	2012
	(In thousands)
Operating activities
Net income	$85,347	$44,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,187	44,771
Non-cash stock compensation	5,707	3,560
Live inventory adjustment	0	(9,000)
Provision for losses on accounts receivable	104	37
Deferred income taxes	1,424	8,867
Change in assets and liabilities:
Accounts receivable, net	(20,826)	5,706
Refundable income taxes	4,467	88,512
Inventories	(5,431)	(12,602)
Prepaid expenses and other assets	(5,183)	(3,461)
Accounts payable, accrued expenses and other liabilities	44,712	18,475

Total adjustments	71,161	144,865

Net cash provided by operating activities	156,508	189,462
Investing activities
Capital expenditures	(39,728)	(38,124)
Net proceeds from sale of property and equipment	169	40

Net cash used in investing activities	(39,559)	(38,084)
Financing activities
Principal payments on long-term debt	(10,563)	(10,532)
Borrowings from revolving line of credit	15,000	30,000
Payments on revolving line of credit	(77,500)	(147,701)
Proceeds from issuance of restricted stock under stock compensation plans	625	560
Payments from issuance of common stock under stock compensation plans	(1,756)	(1,056)
Tax benefit on exercised stock options and vesting of restricted stock grants	145	705
Dividends paid	(7,824)	(7,808)

Net cash used in financing activities	(81,873)	(135,832)

Net change in cash and cash equivalents	35,076	15,546
Cash and cash equivalents at beginning of period	27,802	11,075

Cash and cash equivalents at end of period	$62,878	$26,621

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(3,912)	$(3,906)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2013

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	July 31, 2013	October 31, 2012
	(In thousands)
Live poultry-broilers and breeders	$159,252	$147,102
Feed, eggs and other	37,672	39,343
Processed poultry	31,437	32,196
Prepared chicken	4,505	9,894
Packaging materials	8,477	7,377

	$241,343	$235,912

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2012 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the nine months ended July 31, 2013 and 2012 was $5,707,000 and $3,560,000, respectively, and is detailed below.

During the nine months ended July 31, 2013, participants in the Company’s Management Share Purchase Plan elected to receive a total of 11,342 shares of restricted stock at an average price of $55.14 per share instead of a specified percentage of their cash compensation and the Company issued 2,761 matching restricted shares. During the nine months ended July 31, 2013 and 2012, the Company recorded compensation cost, included in the total stock based compensation expense above, of $149,000 and $150,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2012, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 98,950 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2012. The aggregate target number of shares specified in performance share agreements outstanding as of July 31, 2013 totaled 184,613. During the first nine months of fiscal 2013, the Company recorded compensation cost related to performance shares, included in the total stock based compensation expense above, of $2,200,000. During fiscal 2012, the Company recorded no compensation cost related to outstanding performance share agreements, as achievement of the applicable performance based criteria was not deemed probable at that time.

On November 1, 2012, the Company granted 55,700 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $46.61 per share and will vest on November 1, 2016. On February 14, 2013, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $53.06 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2013 related to all unvested restricted stock grants totaled 568,625. During the nine months ended July 31, 2013 and 2012, the Company recorded compensation cost, included in the total stock based compensation expense above, of $3,358,000 and $3,410,000, respectively, related to restricted stock grants.

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

The following table presents earnings per share calculated in accordance with requirements of ASC 260.

	For the three months ended
	July 31, 2013	July 31, 2012
	(in thousands except per share amounts)
Net Income	$67,919	$28,721
Distributed and undistributed (earnings) to unvested restricted stock	(1,873)	(851)

Distributed and undistributed earnings to common shareholders—Basic	$66,046	$27,870
Weighted average shares outstanding—Basic	22,380	22,291
Weighted average shares outstanding—Diluted	22,380	22,291
Earnings per common share—Basic	$2.95	$1.25
Earnings per common share—Diluted	$2.95	$1.25

	For the nine months ended
	July 31, 2013	July 31, 2012
	(in thousands except per share amounts)
Net Income	$85,347	$44,597
Distributed and undistributed (earnings) to unvested restricted stock	(2,445)	$(1,341)

Distributed and undistributed earnings to common shareholders—Basic	$82,902	$43,256
Weighted average shares outstanding—Basic	22,356	22,273
Weighted average shares outstanding—Diluted	22,356	22,275
Income per common share—Basic	$3.71	$1.94
Income per common share—Diluted	$3.71	$1.94

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

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and short-term cash investments approximate their fair values. Fair values for debt are based on quoted market prices or published forward interest rate curves. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	July 31, 2013		October 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$90	$88	$163	$161

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

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint, but provided the plaintiffs an opportunity to file an Amended Complaint on one of the alleged violations. After an Amended Complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the Amended Complaint on October 29, 2012. On February 5, 2013, the Court granted the Company’s motion to dismiss and entered an Order dismissing the Amended Complaint with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on February 8, 2013. The Brief for Plaintiffs-Appellants was filed on March 19, 2013, and the Brief for Defendants-Appellees was filed on April 22, 2013. The Plaintiffs-Appellants’ Reply Brief was filed May 6, 2013. No party requested oral argument, but on July 17, 2013, the Company received notice that the matter has been tentatively set for oral argument during the week of November 18, 2013. This matter is pending.

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

NOTE 8—CREDIT AGREEMENT

The Company has a $500.0 million revolving credit facility. The facility limits capital expenditures to $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The credit facility also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2013, was $451.3 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of July 31, 2013, the Company had borrowed $47.5 million under the revolving credit facility, and had $11.0 million of outstanding letters of credit. As of August 19, 2013, the Company had borrowed $10.0 million under the revolving credit facility, leaving $479.0 million available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2013, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

August 27, 2013

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

(2) Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, any of which may affect the value of inventories, the collectability of accounts receivable or the financial integrity of customers, and the ability of the end user or consumer to afford protein.

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

On February 23, 2011, the Company entered into a new revolving credit facility to, among other things, increase the available credit to $500.0 million from $300.0 million. On October 4, 2012, the Company and the lenders amended the revolving credit facility. The amendment sets the annual capital expenditure limitation at $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The amendment also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at July 31, 2013, was $451.3 million. The total committed credit under the amended facility remains at $500.0 million. The credit remains unsecured and, unless extended, will expire on February 23, 2016.

EXECUTIVE OVERVIEW OF RESULTS

Overall market prices for poultry products improved during the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012. This improvement was offset, in part, by higher grain costs. Demand for fresh chicken in the retail grocery store and export markets has been stable. The Company expects customer traffic through food service establishments to remain under pressure until employment numbers and consumer confidence improve further. However, average market prices for boneless breast meat improved during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 primarily, we believe, due to the high price of competing proteins, especially beef, and the addition of new chicken menu items at several quick serve restaurant chains and chicken promotions at casual dining establishments.

Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact of drought conditions in the midwestern United States on the quality and quantity of the 2012 corn and soybean crops. Both corn and soybean meal market prices stabilized below the highs they set last August, but remain high relative to historical averages. During the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, the average feed cost in broiler flocks processed was 9.6% higher. While the 2013 corn and soybean crops in the United States were planted late as a result of wet weather this past spring, good summer weather has fueled optimism regarding the quantity and quality of this year’s grain crops. As a result, the cash market prices for both corn and soybean meal have moved lower as we head into the harvest season. The Company has priced its needs for both corn and soybean meal through August, but has priced none of its needs past August. Had the Company priced its remaining needs for corn and soybean meal at August 23, 2013 cash market prices, costs of feed grains would be approximately $72.0 million higher during fiscal 2013 as compared to fiscal 2012.

In light of challenging market conditions that existed during fiscal 2011 and the beginning of fiscal 2012, the Company reduced production beginning in January 2012 by four percent at all of its facilities except for its new facility in Kinston, North Carolina, which was moving to near full production at the time. The Company announced an additional two percent production cut in August 2012 in light of record high grain costs at the time. In February 2013, the Company announced it would return to full production beginning in June 2013, and the Company is now at full production at all facilities.

RESULTS OF OPERATIONS

Net sales for the third quarter ended July 31, 2013 were $739.0 million as compared to $624.9 million for the third quarter ended July 31, 2012, an increase of $114.1 million or 18.3%. Net sales of poultry products for the third quarter ended July 31, 2013 and 2012, were $712.1 million and $601.1 million, respectively, an increase of $111.1 million or 18.5%. The increase in net sales of poultry products resulted from a 15.4% increase in the average sales price of poultry products sold, and a 2.7% increase in the pounds of poultry products sold. During the third quarter of fiscal 2013, the Company sold 770.8 million pounds of poultry products, up from 750.7 million pounds during the third quarter of fiscal 2012. The increased pounds of poultry products sold resulted from a 1.2% increase in the number of head processed, and a 0.9% increase in the average live weight of poultry processed. Overall, market prices for poultry products increased during the third quarter of fiscal 2013 as compared to the same quarter of fiscal 2012. Urner Barry average market prices increased for boneless breast meat, tenders, and bulk leg quarters during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 by 32.3%, 13.1%, and 1.5%, respectively, while average market prices for jumbo wings decreased by 19.3% for the same period. The average Georgia Dock whole bird market price for the third quarter of fiscal 2013 also showed improvement and increased by approximately 11.6% over third quarter 2012 levels. Net sales of prepared chicken products for the three months ended July 31, 2013 and 2012 were $26.8 million and $23.8 million, respectively, or an increase of 12.9%. This increase resulted from a 4.4% increase in the average sales price of prepared chicken products sold, coupled with an 8.1% increase in the pounds of prepared chicken products sold, from 12.4 million pounds sold during the third quarter of fiscal 2012 to 13.4 million pounds sold during the third quarter of fiscal 2013.

Net sales for the first nine months of fiscal 2013 were $1,955.9 million as compared to $1,737.7 million for the first nine months of fiscal 2012, an increase of $218.2 million, or 12.6%. Net sales of poultry products for the first nine months of fiscal 2013 and 2012 were $1,884.0 million and $1,670.0 million, respectively, an increase of $214.0 million or 12.8%. The increase in net sales of poultry products resulted from a 10.5% increase in the average sales price of poultry products sold and a 2.1% increase in the pounds of poultry products sold. During the first nine months of fiscal 2013 the Company sold 2,209.4 million pounds of poultry products, up from 2,163.1 million pounds during the first nine months of fiscal 2012. The additional pounds of poultry products sold resulted from a 0.9% increase in the average live weight of poultry processed, partially offset by a 0.3% decrease in the number of head processed. Overall, market prices for poultry products increased during the first nine months of fiscal 2013 as compared to the same period during fiscal 2012. Urner Barry average market prices increased for boneless breast meat and tenders during the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 by 17.8% and 2.4%, respectively, while the average market prices for bulk leg quarters and jumbo wings decreased by 0.2% and 0.7%, respectively, for the same period. The average Georgia Dock whole bird market price also showed improvement and increased by approximately 10.3%. Net sales of prepared chicken products for the nine months ended July 31, 2013 and 2012 were $71.9 million and $67.8 million, respectively, or an increase of 6.2%. This increase resulted from a 6.0% increase in the average sales price of prepared chicken products sold, and a 0.2% increase in the pounds of prepared chicken products sold from 35.8 million pounds sold during the first nine months of fiscal 2012 to 35.9 million pounds sold during the first nine months of fiscal 2013.

Cost of sales for the third quarter of fiscal 2013 was $605.0 million as compared to $555.2 million during the third quarter of fiscal 2012, an increase of $49.8 million or 9.0%. Cost of sales of poultry products sold during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 was $579.4 million and $532.5 million, respectively, an increase of $46.9 million or 8.8%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from a 9.6% increase in the costs of feed in broilers processed, or $0.0355 per pound, and a 2.7% increase in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Third Quarter 2013		Third Quarter 2012		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$27,083	$0.4403	$29,672	$0.4764	$(2,589)	$(0.0361)
Feed in broilers processed	$315,575	$0.4046	$281,102	$0.3691	$34,473	$0.0355
All other cost of sales	$268,173	$0.3438	$256,528	$0.3368	$11,645	$0.0070
Less: Ending Inventory	$31,434	$0.4569	$34,790	$0.4644	$(3,356)	$(0.0075)

Total poultry cost of sales	$579,397	$0.7517	$532,512	$0.7094	$46,885	$0.0423

Pounds:
Beginning Inventory	61,514		62,283
Poultry processed	779,949		761,647
Poultry Sold	770,776		750,670
Ending Inventory	68,800		74,917

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During the third quarter ended July 31, 2013, other costs of sales of poultry products also include approximately $4.1 million of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold increased by $0.0070 per pound processed, or 2.1%, during this year’s third fiscal quarter compared to the same quarter a year ago. Costs of sales of the Company’s prepared chicken products during the third quarter of fiscal 2013 were $25.6 million as compared to $22.7 million during the same quarter a year ago, an increase of $2.9 million, or 12.7%, primarily attributable to an 8.1% increase in the pounds of prepared chicken sold.

Cost of sales for the nine months ended July 31, 2013 was $1,752.1 million as compared to $1,609.1 million during the nine months ended July 31, 2012, an increase of $143.0 million, or 8.9%. Cost of sales of poultry products sold for the nine months ended July 31, 2013 and 2012 were $1,684.2 million and $1,535.4 million, respectively, an increase of $148.7 million, or approximately 9.7%. As illustrated in the table below, the increase in the cost of sales of poultry products sold resulted from a 12.0% increase in the costs of feed in broilers processed, or $0.0446 per pound, and a 2.1% increase in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Nine Months Ended July 31, 2013		Nine Months Ended July 31, 2012		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$32,196	$0.5052	$27,892	$0.5117	$4,304	$(0.0065)
Feed in broilers processed	$920,341	$0.4152	$808,905	$0.3706	$111,436	$0.0446
All other cost of sales	$763,062	$0.3442	$742,418	$0.3401	$20,644	$0.0041
Less: Ending Inventory	$31,434	$0.4569	$34,790	$0.4644	$(3,356)	$(0.0075)

Total poultry cost of sales (1)	$1,684,165	$0.7623	$1,544,425	$0.7140	$139,740	$0.0483

Pounds:
Beginning Inventory	63,729		54,508
Poultry processed	2,216,772		2,182,842
Poultry Sold	2,209,357		2,163,146
Ending Inventory	68,800		74,917

Note (1) – Total poultry cost of sales for the nine months ended July 31, 2012 excludes the impact of the $9.0 million live inventory adjustment recorded at October 31, 2011.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During the nine months ended July 31, 2013, other costs of sales of poultry products also include approximately $4.1 million of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold increased $0.0041 per pound processed, or 1.2%, during the first nine months of fiscal 2013 as compared to the same period a year ago. For the nine months ended July 31, 2013, costs of sales of the Company’s prepared chicken products were $68.0 million as compared to $64.7 million during the nine months ended July 31, 2012, an increase of $3.2 million, or 5.0%, primarily attributable to increased costs of raw materials purchased.

The Company recorded the value of live broiler inventories on hand at July 31, 2013 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at July 31, 2013 or July 31, 2012.

Selling, general and administrative costs during the three and nine months ended July 31, 2013 were $29.5 million and $69.9 million, respectively. The following table includes the components of selling, general and administrative costs for the three and nine months ended July 31, 2013 and 2012.

	Selling, General and Administrative Costs (in thousands)
	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
ESOP expense	$5,500	$3,100	$5,500	$3,100
Stock compensation expense	3,295	1,277	5,454	3,563
Bonus award program expense	2,255	0	2,255	0
Trainee expense	1,543	1,012	3,860	3,009
Sanderson Farms Championship expense	982	0	1,390	0
Marketing expense	532	580	1,616	1,088
Uncollectible accounts	104	38	104	38
Nash County, North Carolina expense	0	0	1,795	0
All other S,G & A	15,294	14,697	47,928	45,974

Total S,G & A	$29,505	$20,704	$69,902	$56,772

As illustrated in the table above, the $8.8 million increase in selling, general and administrative costs during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 resulted from a $2.4 million increase in the accrual related to the Company’s Employee Stock Ownership Plan, $2.2 million in additional stock compensation expense related to performance share agreements, as described in Note 3 – Stock Compensation Plans above, and $2.3 million expensed for the Company’s bonus award program. Contributions in these areas are based on profitability, and accordingly, the accruals recorded for the third quarter of fiscal 2012 were less than those recorded during the third quarter of fiscal 2013. Additionally, the Company’s sponsorship of the Sanderson Farms Championship golf tournament held during July resulted in approximately $1.0 million in expenses recognized during the third quarter of fiscal 2013 that were absent during the third quarter of fiscal 2012. During the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012, selling, general and administrative costs increased $13.1 million, reflecting the increased ESOP, bonus, and performance share accruals, the Sanderson Farms Championship golf tournament, the $1.8 million write off of legal and other costs incurred related to the planned expansion in Nash County, North Carolina, higher wages, increased marketing costs, and increases in various other administrative costs. Regarding the planned construction of a new facility in Nash County, North Carolina, the Company previously capitalized approximately $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina, would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.

The Company’s operating income for the three and nine months ended July 31, 2013 was $104.4 million and $133.9 million, respectively, as compared to an operating income for the three and nine months ended July 31, 2012 of $48.9 million and $80.8 million. The increase in operating income resulted from the improvement in market prices of poultry and prepared chicken products during the three and nine months ended July 31, 2013 as compared to the same period a year ago, as described above, partially offset by higher costs of feed grains.

Interest expense during the third quarter and first nine months of fiscal 2013 was $1.4 million and $5.0 million, respectively, as compared to interest expense of $2.0 million and $7.4 million for the same periods in fiscal 2012. The decrease in interest expense resulted primarily from lower outstanding debt during fiscal 2013 as compared to fiscal 2012.

The Company’s effective tax rate for the three and nine months ended July 31, 2013 was 34.1% and 33.8%, respectively, as compared to 38.8% for the three and nine months ended July 31, 2012. The Company’s effective tax rate for the nine months ended July 31, 2013 includes an approximate 0.4% discrete favorable benefit recognized in the period related to legislation enacted during the first quarter. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

During the three and nine months ended July 31, 2013 the Company’s net income was $67.9 million, or $2.95 per share, and $85.3 million, or $3.71 per share, respectively. For the three and nine months ended July 31, 2012 the Company’s net income was $28.7 million, or $1.25 per share, and $44.6 million, or $1.94 per share, respectively.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2013 was $277.6 million and its current ratio, calculated by dividing current assets by current liabilities, was 2.6 to 1. The Company’s working capital and current ratio at October 31, 2012 were $262.2 million and 2.9 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2013 include cash on hand at October 31, 2012, cash flows from operations, and funds available under the Company’s revolving credit facility with nineteen banks. As described below, the revolving credit facility provides the Company access to a $500.0 million line of credit which, unless extended, will expire on February 23, 2016. As of July 31, 2013, the Company had borrowed $47.5 million and had $11.0 million of outstanding letters of credit under the facility.

The Company’s cash position at July 31, 2013 and October 31, 2012 consisted of $62.9 million and $27.8 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term, conservative investments. All of the Company’s cash at July 31, 2013 and October 31, 2012 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by operating activities during the nine months ended July 31, 2013 and 2012 were $156.5 million and $189.5 million, respectively. During the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012, cash flows from operating activities decreased by $33.0 million, resulting primarily from the receipt of an $82.7 million federal income tax refund on February 27, 2012, which was absent during the nine months ended July 31, 2013, partially offset by the $28.9 million increase in income tax liability during the nine months ended July 31, 2013.

Cash flows used in investing activities during the first nine months of fiscal 2013 and 2012 were $39.6 million and $38.1 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2013 were $39.7 million as compared to capital expenditures of $38.1 million during the same period a year ago.

Cash flows used in financing activities during the nine months ended July 31, 2013 and 2012 were $81.9 million and $135.8 million, respectively. During the first nine months of fiscal 2013 the Company reduced net outstanding borrowings under its revolving credit facility by $62.5 million, and made the second of five $10.0 million annual installments on the Farm Credit services term loan. During the nine months ended July 31, 2012, the Company reduced net outstanding borrowings under its revolving credit facility by $117.7 million and made the first of five $10.0 million annual installments on the Farm Credit services term loan.

The Company’s capital budget for fiscal 2013 is approximately $54.6 million. The 2013 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $441.5 million available under the revolving line of credit at July 31, 2013.

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

The Company has a $500.0 million revolving credit facility. The facility limits capital expenditures to $55.0 million for each of fiscal years 2013, 2014, and 2015, plus, for each year, up to $10.0 million permitted to be spent in the preceding fiscal year but not actually spent therein. The capital expenditure limitation for fiscal 2013, with the permitted carry over, is $65.0 million. The credit facility also permits the Company to spend up to $125.0 million each in capital expenditures on the construction of two new poultry complexes, which expenditures are in addition to the annual limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the life of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of two new poultry complexes at locations to be determined by the Company, but within the United States, for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2013 was $451.3 million. The credit is unsecured and, unless extended, will expire on February 23, 2016. As of July 31, 2013, the Company had borrowed $47.5 million under the revolving credit facility, and had $11.0 million of outstanding letters of credit. As of August 19, 2013, the Company had borrowed $10.0 million under the revolving credit facility, leaving $479.0 million available under the facility.

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

As of July 31, 2013, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at July 31, 2013, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of July 31, 2013. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections, and the Company’s actual results could vary from those estimated.

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2013, the Company purchased approximately 23.5 million bushels of corn and approximately 215,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $23.5 million in the third quarter of fiscal 2013. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $2.2 million.

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

During the third quarter of fiscal 2013, the Company’s average feed cost per pound of broilers processed totaled $0.4046 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0301, based on the quantity of grain used during the third fiscal quarter of 2013. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0028 during the third fiscal quarter of 2013.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third fiscal quarter of 2013:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2013	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	23.5 million bushels	$1.00 per bushel	$23.5 million	$0.0301/lb. processed
Soybean meal	215,000 tons	$10.00 per ton	$2.15 million	$0.0028/lb. processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at July 31, 2013. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2013. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint, but provided the plaintiffs an opportunity to file an Amended Complaint on one of the alleged violations. After an Amended Complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the Amended Complaint on October 29, 2012. On February 5, 2013, the Court granted the Company’s motion to dismiss and entered an Order dismissing the Amended Complaint with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on February 8, 2013. The Brief for Plaintiffs-Appellants was filed on March 19, 2013, and the Brief for Defendants-Appellees was filed on April 22, 2013. The Plaintiffs-Appellants’ Reply Brief was filed May 6, 2013. No party requested oral argument, but on July 17, 2013, the Company received notice that the matter has been tentatively set for oral argument the week of November 18, 2013. This matter is pending.

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

During the past few months, a highly pathogenic strain of avian influenza, known as H7N3, has affected live poultry in several states in central Mexico. The Company has no operations in Mexico and our live chickens have not been affected by this outbreak. However, in an effort to prevent the spread of the virus, the Mexican government and poultry industry reportedly culled approximately 27.5 million birds and undertook an extensive vaccination program in the affected areas of the country. This has reduced the supply of available poultry in Mexico, and has increased demand in Mexico for poultry produced in the United States, including our products.

During the first calendar quarter of 2013, there was also substantial publicity regarding a low pathogenic strain of avian influenza, known as H7N9, which has affected eastern and northern China. It is widely believed that H7N9 circulates in wild birds and may have been transmitted to domestic poultry in live bird markets in and around Shanghai and Beijing. It is also believed that the virus has passed from live birds to humans as humans came into contact with live birds that were infected with the disease. Through May 15, 2013, the virus is believed to have sickened at least 130 people and caused at least 33 deaths. There have been no reported incidents of the virus since May. No human to human transmission of the disease has been proven, and there is no evidence to suggest that the consumption of properly prepared and cooked poultry could transmit the virus to humans. However, fear associated with this outbreak dampened demand for poultry, including our products, in the affected areas of China. A recurrence of this outbreak, or others similar to it, could have a material negative effect on world demand for poultry, including demand for our products.

During our fiscal year ended October 31, 2012, the Company shipped approximately 60 million pounds of poultry products to China, consisting primarily of chicken paws and wing tips. During the first nine months of fiscal 2013, the Company shipped 57.5 million pounds of poultry products to China.

Although neither H7N3 nor H7N9 has been identified in the United States, and even if the viruses do not spread to the United States, the publicity accompanying the outbreaks in other countries could materially adversely affect demand for our products internationally or domestically. If the viruses were to spread to the United States, such an event could significantly affect our ability to conduct our operations and demand for our products, in each case having a material adverse effect on our business, reputation and earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of fiscal 2013, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
May 1, 2013—May 31, 2013	—	$—	—	1,000,000
June 1, 2013—June 30, 2013	1,204	$66.42	1,204	1,000,000
July 1, 2013—July 31, 2013	—	$—	—	1,000,000
Total	1,204	$66.42	1,204	1,000,000

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

SANDERSON FARMS, INC. (Registrant)

Date: August 27, 2013	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: August 27, 2013	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.