Form 10-K
period 2013-10-31
SANDERSON FARMS INC
filed 2013-12-17
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended October 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $1,172,888,738.

Number of shares outstanding of the Registrant’s common stock as of December 10, 2013: 23,068,220 shares of common stock, $1.00 per share par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE

Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2013, which is the year for which this Annual Report is filed.

Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Report, which is December 17, 2013.

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

The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2013, the Registrant processed 452 million chickens, or over 3.0 billion dressed pounds. According to 2013 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.

The Registrant’s chicken operations presently encompass 8 hatcheries, 7 feed mills and 9 processing plants, which include the facilities at its new Kinston, North Carolina complex. The Registrant began manufacturing feed at the North Carolina feed mill in November 2010, and began operations at the hatchery during the last week of October 2010. The Registrant started processing chickens at the Kinston complex in January 2011, and reached near full capacity during March 2012.

The Registrant has contracts with operators of approximately 613 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 187 breeder farms.

The Company’s prepared chicken product line includes approximately 94 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1997, this expansion included the expansion of the Registrant’s Hammond, Louisiana processing facility, the construction of new wastewater facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities, the addition of second shifts at the Hammond, Louisiana and the Laurel, Hazlehurst, and Collins, Mississippi processing facilities; the expansion of freezer and production capacity at its prepared chicken facility in Flowood, Mississippi; the expansion of freezer capacity at its Hammond, Louisiana, and its Laurel and Collins, Mississippi processing facilities; the addition of deboning capabilities at all of the Registrant’s poultry processing facilities; the construction and start-up of its McComb, Mississippi and Bryan, Texas production and processing facilities, including a hatchery, a feed mill, a processing plant, and a wastewater treatment facility for each complex; and the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.

In the fourth quarter of fiscal 2005, the Registrant began initial operations at a new poultry processing complex in southern Georgia. The complex consists of a feed mill, hatchery, processing plant and wastewater treatment facility. This plant has the capacity to process 1.25 million head of chickens per week for the retail chill pack market.

On August 6, 2007, the Company began initial operations at a new poultry processing complex in Waco and McLennan County, Texas. The complex consists of a hatchery, processing plant and wastewater treatment facility. This complex shares a feed mill located in Robertson County, Texas with our Bryan, Texas complex. The plant has the capacity to process 1.25 million head of chickens per week for the big bird deboning market.

In January 2011, the Company began initial operations at a new poultry processing complex in Kinston, North Carolina. The Kinston facilities comprise a poultry complex consisting of a hatchery, feed mill, processing plant, and wastewater facility with the capacity to process 1.25 million chickens per week for the retail chill pack market. The facility reached near full capacity during March 2012.

On March 29, 2010, the Company announced intentions to construct a potential second poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. On August 28, 2012, the Company announced the selection of Nash County, North Carolina, as the site of the new complex, subject to various contingencies. On November 13, 2012, the Company announced that Nash County, North Carolina, would not be the site of the new complex due to various timing issues, but that alternative sites were under consideration. On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of its next poultry complex, and construction of the complex began on or about October 1, 2013. The new complex will consist of a feed mill, hatchery, poultry processing plant and wastewater facility with the capacity to process 1.25 million chickens per week for the big bird deboning market. Before the complex can open we will need to enter into contracts with a sufficient number of growers and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.

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

Capital expenditures for fiscal 2013 were funded by cash on hand at November 1, 2012, and cash provided by operations during fiscal 2013. The Company also had available to it a $500.0 million revolving credit facility during fiscal 2013. On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit to $600.0 million. The new facility also increases the annual capital expenditure limitation to $65.0 million for fiscal years 2013 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2013, with the permitted carry over, was $75.0 million. The new facility permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2013. The amendment also sets a minimum net worth requirement that at October 31, 2013, was $475.3 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Not applicable.

(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS

General

The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared chicken items.

The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2013, the Registrant processed approximately 452 million chickens, or over 3.0 billion dressed pounds. In addition, the Registrant purchased and further processed 3.4 million pounds of poultry products during fiscal 2013. According to 2013 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.

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

The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of approximately 94 prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts.

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

To satisfy some customers’ merchandising needs, the Registrant freezes the chicken product, which adds value by meeting the customers’ handling, storage, distribution and marketing needs and by permitting shipment of product overseas where transportation time may be as long as 60 days.

The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales dollars, of each of the Registrant’s major product lines.

	Fiscal Year Ended October 31,
	2009	2010	2011	2012	2013
Registrant processed chicken:
Value added:
Chill pack	31.1%	28.5%	32.5%	33.1%	34.4%
Fresh bulk pack	50.3	54.5	48.5	49.0	50.5
Frozen	10.1	9.8	12.4	13.1	10.5

Subtotal	91.5	92.8	93.4	95.2	95.4

Non-value added:
Ice pack	.8	.8	1.2	1.2	1.0
Frozen	.0	.0	.0	.0	.0

Subtotal	.8	.8	1.2	1.2	1.0

Total Company processed chicken	92.3	93.6	94.6	96.4	96.4
Prepared chicken	7.7	6.4	5.4	3.6	3.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Plant Location	Market Segment	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	8.31
Hazlehurst, Mississippi	Big Bird Deboning	625,000	8.31
Hammond, Louisiana	Big Bird Deboning	625,000	8.31
McComb, Mississippi	Chill Pack Retail	1,250,000	6.23
Bryan, Texas	Chill Pack Retail	1,250,000	6.23
Collins, Mississippi	Big Bird Deboning	1,250,000	8.31
Moultrie, Georgia	Chill Pack Retail	1,250,000	6.23
Waco, Texas	Big Bird Deboning	1,250,000	8.31
Kinston, North Carolina	Chill Pack Retail	1,250,000	6.23

The Company’s Kinston, North Carolina, facility, which began initial operations in January 2011, processes 1.25 million head of chill pack chickens per week at full capacity. The Kinston, North Carolina, facility reached near full capacity during March 2012.

Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat, chicken tenders and whole or cut wings, and is likewise sold at spot commodity market prices for wings, tenders and boneless breast meat. As of October 31, 2013, the Company had the capacity to process 4.375 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat, chicken tenders and wings.

The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below:

Those plants that target the chill pack retail grocery market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long term contracts (one to three years) with most of its chill pack customers, and the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is published each week by the Georgia Department of Agriculture and is based on its survey of prices and market conditions during the preceding week. As of October 31, 2013, the Company had the capacity to process 5.0 million head per week at its chill pack plants, and its results are materially impacted by fluctuations in the Georgia Dock price.

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

Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by the Georgia Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustments are generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains some long-term sales contracts with its non-chill pack customers.

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

Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets and cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2013, the Registrant maintained contracts with 48 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2013, by 139 independent contractors under the Registrant’s supervision. Eggs produced by independent contract breeder producers are transported to Registrant’s hatcheries in Registrant’s vehicles.

The Registrant owns and operates eight hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2013, the Registrant’s hatcheries were capable of producing an aggregate of approximately 10.0 million chicks per week.

Grow-out. The Registrant places its chicks on the farms of 613 independent contract broiler producers, as of October 31, 2013, located in Mississippi, Texas, Georgia and North Carolina where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.

Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.

Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases primary feed ingredients on the open market. Ingredients include corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2013, the Registrant operated seven feed mills, four of which are located in Mississippi, one in Texas, one in Georgia and one in North Carolina, which began operations in November 2010. The Registrant’s annual feed requirements for fiscal 2013 were approximately 3,547,000 tons, and it has the capacity to produce approximately 4,773,600 tons of finished feed annually under current configurations.

Feed grains are commodities subject to volatile price changes caused by weather, size of the harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2013, the Registrant had the capacity to store approximately 2,989,000 bushels of corn at its feed mills, which was sufficient to store all of its weekly requirements for corn.

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

Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb, Mississippi processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2013. The Registrant’s Collins, Mississippi processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2013. The Registrant’s Bryan, Texas processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2013. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and collectively had the capacity to process approximately 1,875,000 chickens per week on October 31, 2013. The Registrant’s Moultrie, Georgia processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2013. The Registrant’s Waco, Texas processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2013. The Registrant’s Kinston, North Carolina processing plant, which began initial operations in January 2011, operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2013. At October 31, 2013, the Company’s deboning facilities were operating on a double shifted basis and had the capacity to produce approximately 10.4 million pounds of big bird boneless breast product and 8.2 million pounds of chill pack boneless breast product each week.

Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Flowood, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items.

Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office building houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2013, the Registrant operated 11 automotive maintenance shops, which service approximately 953 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving over 150 children on October 31, 2013.

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

One customer accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2013, 2012 and 2011. Sales to that customer accounted for 14.2%, 13.0% and 10.6% of the Company’s consolidated net sales in fiscal 2013, 2012 and 2011, respectively. The Company does not believe the loss of any single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.

Sources of Supply

During fiscal 2013, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.

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

Employee and Labor Relations

As of October 31, 2013, the Registrant had 11,271 employees, including 1,327 salaried and 9,944 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 500 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expired on November 30, 2013, and has been renegotiated with a new expiration date of November 30, 2016. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.

A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 435 hourly employees who work at the Registrant’s processing plant in Hazlehurst, Mississippi expires on December 31, 2014. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hazlehurst plant.

A collective bargaining agreement with the Laborers’ International Union of North America, Professional Employees Local Union #693, AFL-CIO, covering 919 hourly employees who work at the Registrant’s processing plant in Collins, Mississippi expires on January 10, 2016. The current collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Collins plant.

The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,266 employees expires on December 31, 2014. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

All of the Company’s operations are domiciled in the United States. All of the Company’s products sold in the Company’s fiscal years 2013, 2012 and 2011 were produced in the United States and all long-lived assets of the Company are domiciled in the United States. Gross domestic sales for fiscal years 2013, 2012 and 2011 totaled approximately $2,457.8 million, $2,126.5 million and $1,774.8 million, respectively.

The Company sells certain of its products to foreign customers and customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These gross export sales for fiscal years 2013, 2012 and 2011 totaled approximately $292.6 million, $318.7 million and $253.8 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.

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

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken, and, to a lesser extent, alternative proteins. These prices are determined by supply and demand factors, and supply and demand factors in respect of feed ingredients and chicken may not correlate. For example, grain prices during 2011 were high, while prices for chicken products did not increase proportionally, and the Company lost money. During 2012 and 2013, grain prices remained high, but market prices for chicken also increased, and the Company was profitable. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.

Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use. In particular, global weather patterns, including adverse weather conditions that may result from climate change, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural and energy policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. For example, historic drought conditions in the Midwestern United States in 2012 had a significant adverse effect on the supply and price of feed grains in fiscal 2012 and the first three quarters of 2013. In recent years, demand for corn from ethanol producers has resulted in sharply higher costs for corn and other grains.

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

Prepared chicken and poultry inventories, and inventories of feed, eggs, medication, packaging supplies and live chickens, are stated on our balance sheet at the lower of cost (first-in, first-out method) or market value. Our cost of sales is calculated during a period by adding the value of our inventories at the beginning of the period to the cost of growing, processing and distributing products produced during the period and subtracting the value of our inventories at the end of the period. If the market prices of our inventories are below the accumulated cost of those inventories at the end of a period, we would record adjustments to write down the carrying value of the inventory from cost to market value. These write-downs would directly increase our cost of sales by the amount of the write-downs. This risk is greatest when the costs of feed ingredients are high and the market value for finished poultry products is declining.

For example, for the fiscal year ended October 31, 2011, we recorded a charge of $9 million to lower the value of live broiler inventories on hand at that date from cost to estimated market value because the estimated market price for the products to be produced from those live chickens, when sold, was estimated to be below the estimated cost to grow, process and distribute those chickens. The $9 million adjustment to inventory on October 31, 2011, effectively absorbed into fiscal 2011 a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the first quarter of fiscal 2012, thereby benefitting fiscal 2012. Any similar adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company made no such adjustment during fiscal 2013.

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

In previous years there has been substantial publicity regarding a highly pathogenic Asian strain of avian influenza, or AI, known as H5N1, which has affected Asia since 2002 and which has been found in Europe, the Middle East and Africa. It is widely believed that this strain of AI is spread by migratory birds, such as ducks and geese. There have also been some cases where this strain of AI is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. During the first calendar quarter of 2013, there was also substantial publicity regarding a low pathogenic strain of avian influenza, known as H7N9, which affected eastern and northern China. It is widely believed that H7N9 circulates in wild birds and may have been transmitted to domestic poultry in live bird markets in and around Shanghai and Beijing. It is also believed that the virus has passed from live birds to humans as humans came into contact with live birds that were infected with the disease. Through May 2013, the virus was believed to have sickened at least 130 people and caused at least 33 deaths. There have been no reported incidents of the virus since May. No human to human transmission of the disease has been proven, and there is no evidence to suggest that the consumption of properly prepared and cooked poultry could transmit the virus to humans. However, fear associated with this outbreak dampened demand for poultry, including our products, in the affected areas of China. A recurrence of this outbreak, or others similar to it, could have a material negative effect on world demand for poultry, including demand for our products.

Although the Asian strains of AI have not been identified in North America, there have been outbreaks of both low and high pathogenic strains of avian influenza in North America, including in the U.S. in 2002 and 2004 and in Mexico in 2005 and 2012. In addition, low pathogenic strains of the AI virus were detected in wild birds in the United States in 2006. During fiscal 2013, a highly pathogenic strain of avian influenza, known as H7N3, affected live poultry in several states in central Mexico. The Company has no operations in Mexico, and our live chickens have not been affected by this outbreak. However, in an effort to prevent the spread of the virus, the Mexican government and poultry industry reportedly culled approximately 27.5 million birds and undertook an extensive vaccination program in the affected areas of the country. These practices reduced the supply of available poultry in Mexico, and increased demand in Mexico for poultry produced in the United States, including our products. Although the outbreaks in North America have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the Asian strains, they have nevertheless impacted our sales. Accordingly, even if the Asian strains do not spread to North America, we cannot assure you that they will not materially adversely affect domestic or international demand for poultry produced in North America, and, if they were to spread to North America, we cannot assure you that they would not significantly affect our operations or the demand for our products, in each case in a manner having a material adverse effect on our business, reputation or prospects.

A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products are sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 10.6% of our gross sales in fiscal 2013 were to export markets, including $49.4 million to Russia, $77.0 million to Mexico and $55.8 million to China. Any disruption to the export markets, such as trade embargos, tariffs, import bans, duties or quotas could materially impact our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.

On January 19, 2010, Russia banned imports of U.S. poultry, citing its concerns about the practice in the United States of treating poultry meat with chlorinated water during processing. On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. The total duties were later lowered to 59.2%. Following the imposition of the Russian embargo and the Chinese duty, we and our customers who resell our frozen chicken product to Russia and China were able, for a period of time, to sell those products in alternative markets without a significant price disadvantage. However, our customers who resell or previously resold our frozen chicken products in China commenced selling a portion of those products in China and paying the applicable duty. This lowered their return and the price they were willing to pay us, reducing our revenues and profits. A challenge to China’s anti-dumping determination was filed by the U.S. Government with the World Trade Organization (WTO), which ruled in favor of the U.S. on September 25, 2013. China did not appeal the WTO ruling, but it could be several months before the duties are removed. In the case of Russia, an agreement between the governments of the United States and Russia was reached in July 2010 pursuant to which poultry meat processed pursuant to the standards demanded by Russia and incorporated into the agreement may be shipped to Russia.

On August 6, 2012, Mexico imposed anti-dumping duties on chicken drumstick and thigh imports from the United States, establishing the duty applicable to Sanderson Farms’ products at 25.7%. However, Mexico suspended the implementation of the duties amidst concerns that food inflation may occur as a result. While we do not know whether or when Mexico might impose the anti-dumping duties, their implementation could reduce our revenues and profits. On October 2, 2012, pursuant to the North American Free Trade Agreement (NAFTA), the U.S. poultry industry, including Sanderson Farms, Inc., filed a complaint challenging the anti-dumping determination issued by Mexico. The complaint is currently pending.

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

Our sales to our top ten customers represented approximately 47.8% of our net sales during the 2013 fiscal year. Our non-chill pack customers, with all of whom we do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.

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

We have approximately 11,271 employees, approximately 27.7% of which are covered by collective bargaining agreements. In addition, we contract with approximately 800 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be restrained.

Failure of our information technology infrastructure or software could adversely affect our day-to-day operations and decision making processes and have an adverse effect on our performance.

We depend on accurate and timely information and numerical data from key software applications to aid our day-to-day business, financial reporting and decision-making and, in many cases, proprietary and custom-designed software is necessary to operate equipment in our feed mills, hatcheries and processing plants. We have put in place disaster recovery plans for our critical systems. However, any disruption caused by the failure of these systems, the underlying equipment, or communication networks could delay or otherwise adversely impact our day-to-day business and decision making, could make it impossible for us to operate critical equipment, and could have a materially adverse effect on our performance, if our disaster recovery plans do not mitigate the disruption. Disruptions could be caused by a variety of factors, such as catastrophic events or weather, power outages, or cyber-attacks on our systems by outside parties.

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

Poultry products may contain disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are generally found in the environment and, as a result, there is a risk that they, as a result of food processing, could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling by our customers, consumers or third parties after we have shipped the products. We control these risks through careful processing and testing of our finished product, but we cannot entirely eliminate them. We have little, if any, control over proper handling once the product has been shipped. Nevertheless, contamination that results from improper handling by our customers, consumers or third parties, or tampering with our products by those persons, may be blamed on us. Any publicity regarding product contamination or resulting illness or death could adversely affect us even if we did not cause the contamination and could have a material adverse effect on our business, reputation and future prospects. We could be required to recall our products if they are contaminated or damaged and product liability claims could be asserted against us.

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

We regularly evaluate expansion opportunities such as acquiring other businesses or building new processing plants. Significant expansion involves risks such as additional debt, integrating the acquired business or new plant into our operations, attracting and retaining growers, and identifying customers for the additional product we generate. In evaluating expansion opportunities, we carefully consider the effect that financing the opportunity will have on our financial condition. Successful expansion depends on our ability to integrate the acquired business or efficiently run the new plant. If we are unable to do this, expansion could adversely affect our operations, financial results and prospects.

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

To date, funding for meat inspectors has been provided at levels adequate to allow uninterrupted operations. However, if funding for the USDA inspection program is not maintained, we could experience the material adverse effects described above.

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

Weak national or global economic conditions could negatively impact our business.

Our business may be adversely affected by weak national or global economic conditions, including inflation, unfavorable currency exchange rates and interest rates, the lack of availability of credit on reasonable terms, changes in consumer spending rates and habits, unemployment and underemployment, and a tight energy supply and rising energy costs. Our business could be negatively impacted if efforts and initiatives of the governments of the United States and other countries to manage and stimulate the economy fail or result in worsening economic conditions. Deteriorating economic conditions could negatively impact consumer demand for protein generally or our products specifically, consumers’ ability to afford our products, or consumer habits with respect to how they spend their food dollars.

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

In August 2009, we began construction of a poultry complex in Kinston, North Carolina. The Kinston, North Carolina, complex began initial operations during January 2011 and was at near full capacity in March 2012. In March 2010 we announced plans for a second potential new poultry complex in North Carolina, subject to various contingencies, including our obtaining an acceptable economic incentive package from the State of North Carolina and the local government. On February 24, 2011 we placed this second North Carolina complex on hold until market fundamentals improve, including the global supply and price of feed grains. In August 2012, we announced the selection of Nash County, North Carolina, as the site for the new complex, subject to various contingencies. On November 13, 2012, we announced that Nash County, North Carolina, would not be the site for the new complex due to various timing issues, but that we were actively seeking alternative sites. On February 14, 2013, we announced the selection of sites in and near Palestine, Texas for the construction of the new poultry complex, and construction began on or about October 1, 2013. Our ability to complete its construction on a timely basis and within budget is subject to a number of risks and uncertainties described below. In addition, the new complex may not generate the benefits we expect if demand for the products to be produced by them is different from what we expect.

In order to complete construction of the new facility, we will need to take a significant number of steps and obtain a number of approvals, none of which we can assure you will be obtained. In particular we need to:

•	identify and enter into contracts with a sufficient number of growers for the new complex; and

•	complete construction.

If we are unable to proceed with or complete construction as planned, attract growers, find customers for the additional product generated by the complex, run the complex efficiently, or otherwise achieve the expected benefits of our new facilities, our business could be negatively impacted.

We cannot assure you that we will be able to complete such steps on a timely basis, or at all, or on terms that are reasonable or consistent with our expectations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry processing plant, hatchery and feedmill	McComb, Mississippi
Poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feedmill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry processing plant and hatchery	Waco and McLennan County, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Poultry processing plant, hatchery and feedmill	Kinston and Lenoir County, North Carolina
Prepared chicken plant	Flowood, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi

The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount at the end of the lease term. One processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively. Certain infrastructure improvements associated with a processing plant are leased under a lease that expired in 2013 and is thereafter renewable annually through 2091. The lease has been renewed for 2014. All of the foregoing leases are capital leases.

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

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint, but provided the plaintiffs an opportunity to file an Amended Complaint on one of the alleged violations. After an Amended Complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the Amended Complaint on October 29, 2012. On February 5, 2013, the Court granted the Company’s motion to dismiss and entered an Order dismissing the Amended Complaint with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on February 8, 2013. The Brief for Plaintiffs-Appellants was filed on March 19, 2013, and the Brief for Defendants-Appellees was filed on April 22, 2013. The Plaintiffs-Appellants’ Reply Brief was filed May 6, 2013. Oral argument was held on November 20, 2013. This matter is pending.

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

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 4A.	Executive Officers of the Registrant.

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	66	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	62	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	56	Treasurer and Chief Financial Officer, Director	1993	(3)
Tim Rigney	49	Secretary and Chief Accounting Officer	2012	(4)

(1)	Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.
(2)	Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996, to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.
(3)	Mike Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.
(4)	Tim Rigney became Secretary of the Registrant effective November 1, 2012. Mr. Rigney also began service as Chief Accounting Officer on that date. Prior to that time, Mr. Rigney served the Registrant in various capacities since 1990.

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

The number of stockholders of record as of December 10, 2013, was 3,133.

The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2013	High	Low	Dividends
First Quarter	$50.65	$45.38	$0.17
Second Quarter	$61.26	$50.32	$0.17
Third Quarter	$72.79	$60.69	$0.17
Fourth Quarter	$75.07	$60.62	$0.20

	Stock Price
Fiscal Year 2012	High	Low	Dividends
First Quarter	$52.29	$47.32	$0.17
Second Quarter	$55.01	$47.54	$0.17
Third Quarter	$54.94	$36.50	$0.17
Fourth Quarter	$45.47	$37.22	$0.17

On December 10, 2013, the closing sales price for the common stock was $67.87 per share.

During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Aug. 1, 2013 — Aug. 31, 2013	0	$—	0	1,000,000
Sept. 1, 2013 — Sept. 30, 2013	1,252	$65.24	1,252	1,000,000
Oct. 1, 2013 — Oct. 31, 2013	0	$—	0	1,000,000

Total	1,252	$65.24	1,252	1,000,000

1	All purchases were made pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.
2	On February 16, 2012, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to 1 million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on February 16, 2014. Unlike the Company’s previous share repurchase programs, the Company’s repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2012 general repurchase plan.
3	Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

Item 6.	Selected Financial Data.

	Year Ended October 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net sales	$2,682,980	$2,386,105	$1,978,085	$1,925,445	$1,789,508
Operating income (loss)	205,678	96,316	(188,380)	209,841	136,610
Net income (loss)	130,617	53,944	(127,077)	134,820	82,319
Basic earnings (loss) per share	5.68	2.35	(5.74)	6.07	3.94
Diluted earnings (loss) per share	5.68	2.35	(5.74)	6.07	3.94
Working capital	269,200	262,193	324,296	238,166	162,663
Total assets	924,645	896,453	948,521	841,620	636,176
Long-term debt, less current maturities	29,414	150,212	273,670	62,075	103,123
Stockholders’ equity	671,599	550,075	506,900	645,713	430,708

Cash dividends declared per share	$.71	$.68	$.68	$.62	$.57

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

GENERAL

The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 46% of the Company’s total normal production costs.

The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. However, the Company cannot eliminate its exposure to fluctuations in commodity market prices for chicken since market prices for value added products also exhibit cyclicality. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first saleable as a finished product, such as cutting, deboning, deep chilling, packaging and labeling the product.

The Company’s prepared chicken product line includes approximately 94 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

Whole bird prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31, 2013, as follows:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
Fiscal 2013
High	$.9975		$1.0300		$1.0650	*	$1.0650	*
Low	$.9625	*	$.9975		$1.0325		$1.0475
Fiscal 2012
High	$.9075		$.9325		$.9475		$.9625	*
Low	$.8900	*	$.9075		$.9325		$.9475
Fiscal 2011
High	$.8625		$.8650		$.8750		$.8900	*
Low	$.8500	*	$.8500	*	$.8650		$.8750

*	Year High/Low

Sanderson Farms began operations at its new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina during the first quarter of fiscal 2011. The Kinston facilities comprise a poultry complex with the capacity to process 1,250,000 birds per week for the retail chill pack market at full capacity. The facility reached near full capacity during March 2012.

On March 29, 2010, the Company announced intentions to construct a potential second new poultry complex in North Carolina, subject to various contingencies including, among others, obtaining an acceptable economic incentive package from the state and local governments. On August 28, 2012, the Company announced the selection of Nash County, North Carolina, as the site of the new complex, subject to various contingencies. On November 13, 2012, the Company announced that Nash County, North Carolina, would not be the site of the new complex due to various timing issues, but that alternative sites were under consideration. On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of its next poultry complex, and construction of the complex began on or about October 1, 2013. The new complex will consist of a feed mill, hatchery, poultry processing plant and waste water facility with the capacity to process 1.25 million chickens per week for the big bird deboning market. Before the complex can open we will need to enter into contracts with a sufficient number of growers and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.

The Company had available to it a $500.0 million revolving credit facility during fiscal 2013. On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit to $600.0 million. The new facility also increases the annual capital expenditure limitation to $65.0 million for fiscal years 2013 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2013, with the permitted carry over, was $75.0 million. The new facility permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2013. The amendment also sets a minimum net worth requirement that at October 31, 2013, was $475.3 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.

On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale of shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The Company sold 2.3 million shares of its common stock pursuant to this registration statement on April 7, 2010, at $53.00 per share. The registration statement was set to expire on October 23, 2011, therefore, the Company filed a new registration statement on October 4, 2011 to register for possible future sale shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.

EXECUTIVE OVERVIEW OF RESULTS — 2013

The Company’s margins improved during fiscal 2013 as compared to fiscal 2012, reflecting improved market prices for poultry products, partially offset by higher grain prices. Demand for fresh chicken in the retail grocery store and export markets has been stable. The Company expects customer traffic through food service establishments to remain under pressure until employment rates and consumer confidence improve further. However, average market prices for boneless breast meat improved significantly during fiscal 2013 as compared to fiscal 2012 primarily, we believe, due to the high price of competing proteins, especially beef, and the addition of new chicken menu items at several quick serve restaurant chains and chicken promotions at casual dining establishments.

Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. During fiscal 2013, both corn and soybean meal stabilized below the highs they set last August, but remained high relative to historical averages. During fiscal 2013, as compared to fiscal 2012, the average feed cost in broiler flocks processed was 5.7% higher. While the 2013 corn and soybean crops in the United States were planted late as a result of wet weather this past spring, cash market prices for both corn and soybean meal moved lower as we moved into the harvest season during our fourth fiscal quarter of 2013, fueled by optimism regarding the quantity and quality of the 2013 grain crops. The Company has priced a significant portion of its grain needs for the remainder of the first fiscal quarter of 2014. Had it priced its remaining needs at December 10, 2013, cash market prices, its costs of feed grains would be approximately $185.0 million lower during fiscal 2014 as compared to fiscal 2013.

In light of challenging market conditions that existed during fiscal 2011 and the beginning of fiscal 2012, the Company reduced production beginning in January 2012 by four percent at all of its facilities except for its new facility in Kinston, North Carolina, which was moving to near full production at that time. The Company announced an additional two percent production cut in August 2012 in light of record high grain costs at the time. The Company returned to full production at all facilities in June 2013.

RESULTS OF OPERATIONS — 2013

Net sales for fiscal 2013 were $2,683.0 million as compared to $2,386.1 million for fiscal 2012, an increase of $296.9 million or 12.4%. Net sales of poultry products for fiscal 2013 and fiscal 2012 were $2,586.0 million and $2,297.0 million, respectively, an increase of $289.0 million or 12.6%. The increase in net sales of poultry products resulted from a 9.6% increase in the average sales price of poultry products sold and a 2.7% increase in the pounds of poultry products sold. During fiscal 2013 the Company sold 3,031.1 million pounds of poultry products, up from 2,951.8 million pounds during fiscal 2012. The additional pounds of poultry products sold resulted from slightly higher bird weights, a 1.0% increase in the number of chickens sold, primarily attributable to the Company’s return to full production at all facilities during fiscal 2013, as well as the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and reached near full capacity during March 2012. The complex sold 346.6 million pounds, or 11.4% of the total poultry pounds sold by the Company during fiscal 2013, up from 311.5 million pounds of poultry, or 10.6% of the total poultry pounds sold during fiscal 2012. The additional pounds sold by the new complex in Kinston, North Carolina, were partially offset by the Company operating at 6% below full production for the first seven months of fiscal 2013, as described above in the Executive Overview of Results – 2013. Overall, market prices for poultry products increased during fiscal 2013 as compared to fiscal 2012. Urner Barry average market prices increased for boneless breast meat and tenders during fiscal 2013 compared to fiscal 2012 by 15.3% and 4.0%, respectively, while average market prices for jumbo wings and bulk leg quarters decreased by 5.1% and 0.5%, respectively, for the same period. The price for Georgia Dock whole birds, which reached its historical high during the Company’s third fiscal quarter of 2013, averaged 10.4% higher during fiscal 2013 as compared to the average during fiscal 2012. Net sales of prepared chicken products during fiscal 2013 and 2012 were $97.0 million and $89.1 million, respectively, or an increase of 8.9%, resulting from a 3.8% increase in the average sales price of prepared chicken products sold and a 4.9% increase in the pounds of prepared chicken products sold. During fiscal 2013, the Company sold 48.9 million pounds of prepared chicken products, up from 46.6 million pounds sold during fiscal 2012.

Cost of sales for fiscal 2013 was $2,377.0 million as compared to $2,212.7 million during fiscal 2012, an increase of $164.3 million, or 7.4%. Cost of sales of poultry products sold during fiscal 2013 and fiscal 2012 were $2,285.4 million and $2,128.4 million, respectively, an increase of $157.0 million, or approximately 7.4%. As illustrated in the table below, which excludes the reversal of the $9.0 million live inventory adjustment at October 31, 2011, for comparison purposes, the increase in the cost of sales of poultry products sold resulted primarily from an increase in the pounds of poultry products sold of 2.7% and an increase in the cost of feed per pound of broilers processed of $0.0217 or 5.7%.

Poultry Cost of Sales

(In thousands, except percentages and per pound data)

	Year Ended October 31, 2013		Year Ended October 31, 2012			Incr/(Decr)
Description	Dollars	Per Pnd	Dollars		Per Pnd	Dollars	Per Pnd
Beginning Inventory	$32,196	$0.5052	$27,892		$0.5117	$4,304	$(0.0065)
Feed in broilers processed	1,237,680	0.4070	1,139,994		0.3853	97,686	0.0217
All other cost of sales	1,047,681	0.3446	1,001,692		0.3385	45,989	0.0061
Less: Ending Inventory	32,139	0.4658	32,196		0.5052	(57)	(0.0394)

Total poultry cost of sales	$2,285,418	$0.7540	$2,137,382	(1)	$0.7241	$148,036	$0.0299

Pounds:
Beginning Inventory	63,729		54,508
Poultry processed	3,040,647		2,958,885
Poultry Sold	3,031,091		2,951,807
Ending Inventory	68,998		63,729

Note (1) – Excludes the reversal of the $9.0 million live inventory adjustment at October 31, 2011.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During fiscal 2013, other costs of sales of poultry products also include approximately $12.8 million of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold increased $0.0061 per pound processed, or 1.8%, during fiscal 2013 as compared to fiscal 2012. During fiscal 2013 costs of sales of the Company’s prepared chicken products were $91.6 million as compared to $84.3 million during fiscal 2012, an increase of $7.3 million, or 8.7%, primarily attributable to a 4.9% increase in the pounds of prepared chicken products sold and a 1.5% increase in the per pound costs of raw materials purchased.

The Company recorded the value of live broiler inventories on hand at October 31, 2013, at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at October 31, 2013, or October 31, 2012.

Selling, general and administrative costs during fiscal 2013 and fiscal 2012 were $100.2 million and $77.1 million, respectively, an increase of $23.1 million. The following table shows the components of selling, general and administrative costs for the twelve months ended October 31, 2013 and 2012.

Selling, General and Administrative Costs

(in thousands)

Description	Year Ended October 31, 2013	Year Ended October 31, 2012
Administrative salaries	$24,950	$24,227
ESOP expense	8,400	3,800
Stock compensation expense	7,776	4,785
Bonus award program expense	8,248	26
Trainee expense	5,897	4,201
Amortization of Loan Closing Costs	1,018	576
Sanderson Farms Championship expense	2,333	0
Nash County, North Carolina expense	1,795	0
Marketing expense	1,007	1,268
Uncollectible accounts	415	412
All other S, G & A	38,408	37,802

Total S, G & A	$100,247	$77,097

As illustrated in the table above, the $23.1 million increase in selling, general and administrative costs during fiscal 2013 as compared to fiscal 2012 resulted from a $4.6 million increase in the accrual related to the Company’s Employee Stock Ownership Plan, $3.0 million in additional stock compensation expense related to restricted stock and performance share agreements, as described in Note 3 – Stock Compensation Plans, and $8.2 million in additional expense for the Company’s bonus award program. Contributions in these areas are based on profitability, and accordingly, the accruals recorded for fiscal 2012 were less than those recorded for fiscal 2013. Selling, general and administrative costs also increased as a result of a $0.4 million increase in the amortization of loan closing costs. The Company was amortizing the loan closing costs attributable to its previously existing revolving credit facility through February 2016, when it was scheduled to expire. The Company entered into a new revolving credit facility, which replaced the previously existing agreement, in October 2013, and the Company expensed a portion of the balance of unamortized loan closing costs attributable to the previous agreement. The remaining balance, together with fees incurred related to the new agreement, will be deferred and amortized over the life of the new agreement. Additionally, the Company’s sponsorship of the Sanderson Farms Championship golf tournament held during July 2013 resulted in approximately $2.3 million in expenses recognized in fiscal 2013 that were absent during fiscal 2012. The increase in selling, general and administrative costs is also attributable to the $1.8 million write-off of legal and other costs incurred related to the planned expansion in Nash County, North Carolina. Regarding the planned construction of a new facility in Nash County, North Carolina, the Company previously capitalized approximately $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina, would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.

The Company’s operating income during fiscal 2013 was $205.7 million as compared to an operating income during fiscal 2012 of $96.3 million. The improvement in the Company’s operating margin resulted primarily from improved market prices of poultry products during fiscal 2013 as compared to fiscal 2012, partially offset by higher costs of feed grains, as described above.

Interest expense during fiscal 2013 and fiscal 2012 was $6.1 million and $9.2 million, respectively. The decrease in interest expense during fiscal 2013 as compared to fiscal 2012 resulted primarily from lower outstanding debt during fiscal 2013 as compared to fiscal 2012. During the fourth quarter of fiscal 2013, the Company capitalized interest of $75,236 related to the construction of the new complex in Palestine, Texas. The Company did not capitalize any interest during fiscal 2012.

The Company’s effective tax rate for fiscal 2013 was 34.7% as compared to 37.7% for fiscal 2012. The effective tax rate for fiscal 2013 includes an approximate 0.3% discrete favorable benefit recognized in the period related to legislation enacted during the first quarter. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

The Company’s net income during fiscal 2013 was $130.6 million, or $5.68 per share, as compared to net income during fiscal 2012 of $53.9 million or $2.35 per share.

EXECUTIVE OVERVIEW OF RESULTS — 2012

The Company’s margins improved during fiscal 2012 as compared to fiscal 2011 reflecting improved market prices for poultry products partially offset by higher grain prices. While demand for fresh chicken in the retail grocery store and export markets was stable, market prices for boneless breast meat remained under pressure during fiscal 2012, even in the face of lower production levels, reflecting continued weak demand from casual dining and food service customers. Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. As we moved through the fourth quarter of fiscal 2012, market prices for feed grains decreased from those highs reached during July and August 2012; however, grain costs remained high relative to historical averages. In light of those costs, we reduced our egg sets beginning August 6, 2012, by two percent across all divisions in our Company to lessen the impact of the higher grain costs we were facing. This reduction was in addition to the four percent reduction started January 1, 2012, and we operated our plants at six percent below capacity until June 2013, when we returned all our facilities to full production.

RESULTS OF OPERATIONS — 2012

Net sales for fiscal 2012 were $2,386.1 million as compared to $1,978.1 million for fiscal 2011, an increase of $408.0 million or 20.6%. Net sales of poultry products for fiscal 2012 and fiscal 2011 were $2,297.0 million and $1,871.7 million, respectively, an increase of $425.3 million or 22.7%. The increase in net sales of poultry products resulted from a 16.2% increase in the average sales price of poultry products sold and a 5.6% increase in the pounds of poultry products sold. During fiscal 2012 the Company sold 2,951.8 million pounds of poultry products, up from 2,794.2 million pounds during fiscal 2011. The additional pounds of poultry products sold resulted from a 3.3% increase in the number of chickens sold, primarily attributable to the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and reached near full capacity during March 2012. The complex sold 311.5 million pounds, or 10.6% of the total poultry pounds sold by the Company during fiscal 2012, up from 126.0 million pounds of poultry, or 4.5% of the total poultry pounds sold during fiscal 2011. The additional pounds sold by the new complex in Kinston, North Carolina and slightly higher bird weights, were partially offset by the planned reduction in eggs set of 4.0% on January 1, 2012, and 2.0% on August 6, 2012, as described above. Overall market prices for poultry products increased during fiscal 2012 as compared to fiscal 2011. Urner Barry market prices increased for boneless breast meat, bulk leg quarters, tenders and jumbo wings during fiscal 2012 compared to fiscal 2011 by 9.1%, 16.7%, 23.3% and 81.2%, respectively. The price for Georgia Dock whole birds averaged 7.3% higher during fiscal 2012 as compared to the average during fiscal 2011. Net sales of prepared chicken products during fiscal 2012 and 2011 were $89.1 million and $106.4 million, respectively, or a decrease of 16.3%, resulting from a 1.6% decrease in the average sales price of prepared chicken products sold and a 15.0% decrease in the pounds of prepared chicken products sold. During fiscal 2012, the Company sold 46.6 million pounds of prepared chicken products, down from 54.8 million pounds sold during fiscal 2011.

Cost of sales for fiscal 2012 was $2,212.7 million as compared to $2,085.2 million during fiscal 2011, an increase of $127.5 million or 6.1%. Cost of sales of poultry products sold during fiscal 2012 and fiscal 2011 were $2,128.4 million and $1,989.1 million, respectively, an increase of $139.3 million or approximately 7.0%. As illustrated in the table below, which excludes the reversal of the $9.0 million live inventory adjustment at October 31, 2011, for comparison purposes, the increase in the cost of sales of poultry products sold resulted primarily from an increase in the pounds of poultry products sold of 5.6% and an increase in the cost of feed per pound of broilers processed of $0.0054 or 1.4%.

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

Note (1) – Excludes the reversal of the $9.0 million live inventory adjustment at October 31, 2011.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased $.0045 per pound processed or 1.3% during fiscal 2012 as compared to fiscal 2011. During fiscal 2012, costs of sales of the Company’s prepared chicken products were $84.3 million as compared to $96.2 million during fiscal 2011, a decrease of $11.9 million, or 12.3%, resulting primarily from a 15.0% decrease in the pounds of prepared chicken products sold.

The Company recorded the value of live broiler inventories on hand at October 31, 2012, at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. At October 31, 2011, the Company recorded a charge of $9.0 million to lower the value of live broiler inventories on hand from cost to market value, which resulted primarily from the significant increase in costs for corn and soybean meal and relatively low market prices for poultry products. No such charge was required at October 31, 2012.

Selling, general and administrative costs during fiscal 2012 and fiscal 2011 were $77.1 million and $72.2 million, respectively, an increase of $4.9 million. The following table shows the components of selling, general and administrative costs for the twelve months ended October 31, 2012 and 2011.

Selling, General and Administrative Costs

(in thousands)

Description	Year Ended October 31, 2012	Year Ended October 31, 2011
Administrative salaries	$24,227	$22,357
Stock compensation expense	4,785	5,204
Trainee expense	4,201	4,798
ESOP expense	3,800	0
Marketing expense	1,268	875
Amortization of loan closing costs	576	655
Uncollectible accounts	412	0
Bonus award program expense	26	0
Start-up expense	0	4,502
All other S, G & A	37,802	33,826

Total S, G & A	$77,097	$72,217

During fiscal 2012 as compared to fiscal 2011, selling, general and administrative costs increased $4.9 million, reflecting a $3.8 million contribution to the Company’s Employee Stock Ownership Plan during fiscal 2012, higher wages and various other administrative costs, offset by a decrease of $4.5 million in start-up costs at the Kinston, North Carolina complex during the first quarter of fiscal 2011. The Company began operations at the new Kinston complex during January 2011, at which time all Kinston costs, excluding customer service department costs, were included in cost of sales.

The Company’s operating income during fiscal 2012 was $96.3 million as compared to an operating loss during fiscal 2011 of $188.4 million. The improvement in the Company’s operating margin resulted primarily from improved market prices of poultry products during fiscal 2012 as compared to fiscal 2011, as described above. In addition, the Company recorded a charge of $9.0 million during fiscal 2011 to lower the value of the Company’s inventory of live broilers at October 31, 2011, from cost to market value. At October 31, 2012, market conditions did not warrant such an adjustment, and the Company’s inventory of live broilers was recorded at cost.

Interest expense during fiscal 2012 and fiscal 2011 was $9.2 million and $6.4 million, respectively. The increase in interest expense during fiscal 2012 as compared to 2011 resulted primarily from higher average outstanding debt during fiscal 2012 as compared to fiscal 2011. During the first quarter of fiscal 2011, the Company capitalized interest of $630,000 related to the construction of the new complex in Kinston, North Carolina. The Company did not capitalize any interest in fiscal 2012.

The Company’s effective tax rate for fiscal 2012 was 37.7% as compared to 34.6% during fiscal 2011. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

The Company’s net income during fiscal 2012 was $53.9 million, or $2.35 per share, as compared to a net loss during fiscal 2011 of $127.1 million, or $5.74 per share.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2013, was $269.2 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.7 to 1. The Company’s working capital and current ratio at October 31, 2012, were $262.2 million and 2.9 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2013 included cash on hand at November 1, 2012, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated October 24, 2013, to, among other things, increase the available credit to $600.0 million from $500.0 million, and to extend the term from February 2016 to October 2018. As of October 31, 2013, the Company had no outstanding draws under the facility and had approximately $10.8 million outstanding in letters of credit. As of December 10, 2013, the Company had no outstanding draws under the revolving credit facility and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available.

The Company’s cash position at October 31, 2013, and October 31, 2012, consisted of $85.6 million and $27.8 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at October 31, 2013, and October 31, 2012, was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by operating activities during fiscal 2013 and fiscal 2012 were $252.9 million and $205.9 million, respectively. The increase in cash flows from operating activities of $47.0 million resulted primarily from improved market prices for poultry products during fiscal 2013 as compared to fiscal 2012, and a $27.2 million decrease in live chicken, feed, and egg inventories attributable to the declining costs of feed grains experienced as we moved through the fourth quarter of fiscal 2013. These items were partially offset by the receipt of an $82.7 million federal income tax refund in the second quarter of fiscal 2012, which was absent during fiscal 2013.

Cash flows provided by (used in) operating activities during fiscal 2012 and fiscal 2011 were $205.9 million and $(201.3) million, respectively. The increase in cash flows from operating activities of $407.2 million resulted primarily from improved market prices for poultry products during fiscal 2012 as compared to fiscal 2011, the receipt of an $82.7 million federal income tax refund on February 27, 2012, and the absence during fiscal 2012 of the increase in inventory of live and processed chicken at the new Kinston, North Carolina complex that occurred during fiscal 2011.

Cash flows provided by (used in) operating activities during fiscal 2011 and fiscal 2010 were $(201.3) million and $178.4 million, respectively. The decrease in cash flows from operating activities of $379.7 million resulted primarily from higher prices for feed grains, lower overall market prices for poultry products, and funds required to pay for additional inventories of live and processed poultry at the new Kinston facility during fiscal 2011 as compared to fiscal 2010.

Cash flows used in investing activities during fiscal 2013, 2012 and 2011, were $54.4 million, $49.2 million and $62.8 million, respectively. The Company’s capital expenditures during fiscal 2013 of $54.5 million included $5.5 million for the early stages of construction at the Company’s new Palestine, Texas complex. The Company’s capital expenditures during fiscal 2012 were $49.2 million and included $2.0 million for a new Company aircraft. Capital expenditures during fiscal 2011 were $63.0 million and included $18.6 million to complete construction of the Company’s Kinston, North Carolina complex. Excluding expenditures related to the Palestine complex during fiscal 2013, and the Kinston complex during fiscal 2011, the Company’s capital expenditures for those years were $49.0 million and $44.4 million, respectively.

Cash flows provided by (used in) financing activities during fiscal 2013, 2012 and 2011 were $(140.7) million, $(140.0) million and $201.8 million, respectively. During fiscal 2013, the Company reduced net outstanding borrowings under its revolving credit facility by $110.0 million and made the second of five $10.0 million annual installments on its $50.0 million outstanding term loan with Northwest Farm Credit Services, PCA, the final installment on which is due in the second fiscal quarter of 2016. During fiscal 2012, the Company reduced net outstanding borrowings under its revolving credit facility by $112.7 million and made the first of five $10.0 million annual installments on the $50.0 million term loan. During fiscal 2011, the Company borrowed $222.7 million under its revolving credit facility to fund operations, primarily higher inventories caused by grain cost and the Kinston, North Carolina expansion, capital budgets and payment of dividends.

As of December 10, 2013, the Company’s fiscal 2014 capital budget, excluding operating leases, is approximately $167.5 million. The 2014 capital budget will be funded by cash on hand at October 31, 2013, internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $589.2 million available under the revolving line of credit at October 31, 2013. The fiscal 2014 capital budget includes approximately $110.0 million for construction of the Company’s new Palestine, Texas, complex and approximately $6.9 million for a new Company aircraft. Excluding the budget for the new complex, the fiscal 2014 capital budget is $57.5 million.

On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register, for possible future sale, shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The Company sold 2.3 million shares of its common stock pursuant to this registration statement on April 7, 2010, at $53.00 per share, as more fully described below. The registration statement was set to expire on October 23, 2011, therefore, the Company filed a new registration statement on October 4, 2011 to register, for possible future sale, shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.

On September 19, 2013, the Company announced plans to invest approximately $140.0 million for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson county, and Freestone county, Texas. Selection of these sites was announced on February 14, 2013, but plans for construction had been on hold due to uncertainty surrounding grain prices, as well as other contingencies, including obtaining approval from the board of directors to move forward with the project. The new facilities will have the capacity to process 1,250,000 birds per week for the big bird deboning market. At full capacity, the complex will employ approximately 1,150 people, will require approximately 100 contract growers, and will be equipped to process and sell 9.7 million dressed poultry pounds per week. Construction of the complex began in October 2013, and the Company expects initial operations to commence in the first calendar quarter of 2015. Before the complex can open we will need to enter into contracts with a sufficient number of growers and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.

The Company entered into the new revolving credit facility dated October 24, 2013, to, among other things, increase the available credit to $600.0 million from $500.0 million. The new facility increases the annual capital expenditure limitation from $55.0 million to $65.0 million for fiscal years 2013 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2013, with the permitted carry over, was $75.0 million, and the limit for fiscal 2014 is also $75.0 million. The new facility also permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. The $140.0 million limit represents an increase from the $125.0 million limit available under the previous agreement. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2013. The amendment also sets a minimum net worth requirement that at October 31, 2013, was $475.3 million. The total committed credit under the facility is $600.0 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of October 31, 2013, the Company had no outstanding draws under the facility, and had approximately $10.8 million outstanding in letters of credit. As of December 10, 2013, the Company had no outstanding draws under the revolving credit facility and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available.

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

Contractual Obligations

Obligations under long-term debt, long-term capital leases, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients and packaging supplies and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2013, were as follows (in thousands):

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$30,000	$10,000	$20,000	$0	$0
Capital lease obligations	10,213	799	9,414	0	0
Interest on long-term debt	3,555	2,075	1,480	0	0

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	16,814	5,657	8,594	2,563	0
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	77,209	77,209	0	0	0
Construction contracts	52,182	52,182	0	0	0
Repair and maintenance contracts	800	800	0	0	0
Claims payable	14,531	5,531	9,000	0	0

Total	$205,304	$154,253	$48,488	$2,563	$0

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

The Company made an adjustment to the value of its live inventories at October 31, 2011. As with processed inventories, the value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be recorded on the Company’s financial statements at the lower of cost or market value. Because of relatively low market prices for poultry during November and December 2011 and high feed grains, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2011, was expected to exceed the market value for the finished product. Accordingly, the Company’s results for the year ended October 31, 2011, include a charge of $9.0 million before income taxes to reduce the value of live inventories from cost to market. The Company’s live broiler inventories are recorded at cost at October 31, 2013 and 2012, because the estimated market value was higher than the estimated cost to complete those live broiler inventories. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.

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

Performance Share Bonus Plans

The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in the outstanding agreements relate to the Company’s average return on equity and average return on sales over a two year performance period. The holder has a three year service period as the holder must be employed by the company at the end of the third year to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the three year service period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. The Company has accrued $3.4 million related to open agreements as of October 31, 2013, with an additional amount of $3.1 million that could be accrued if the Company determined that it was probable that the maximum amount of the outstanding awards that could be earned would be earned at the end of the requisite service period. Because of the volatility of the factors previously discussed, the Company was unable to determine that it was probable that outstanding awards would be earned as of October 31, 2013.

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2013, the Company purchased approximately 87.4 million bushels of corn and approximately 801,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $87.4 million in fiscal 2013. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $8.0 million.

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

During fiscal 2013, the Company’s average feed cost per pound of broilers processed totaled $0.4070 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0287, based on the quantity of grain used during fiscal 2013. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0026 during fiscal 2013.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2013:

Feed Ingredient	Quantity Purchased during Fiscal 2013	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	87.4 million bushels	$1.00 per bushel	$87.4 million	$0.0287/lb processed
Soybean meal	801,000 tons	$10.00 per ton	$8.0 million	$0.0026/lb processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt approximates the carrying amount at October 31, 2013. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

December 17, 2013

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 31,
	2013	2012
	(In thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$85,563	$27,802
Accounts receivable, less allowance of $2,200 in 2013 and $1,785 in 2012	108,980	98,022
Inventories	205,855	235,912
Refundable income taxes	0	4,467
Deferred income taxes	478	3,945
Prepaid expenses	29,867	27,639

Total current assets	430,743	397,787
Property, plant and equipment:
Land and buildings	437,864	435,412
Machinery and equipment	597,180	549,786

	1,035,044	985,198
Accumulated depreciation	(546,578)	(489,885)

	488,466	495,313
Other assets	5,436	3,353

Total assets	$924,645	$896,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,418	$82,755
Accrued expenses	58,271	42,082
Accrued income taxes	11,055	0
Current maturities of long-term debt	10,799	10,757

Total current liabilities	161,543	135,594
Long-term debt, less current maturities	29,414	150,212
Claims payable	9,000	4,000
Deferred income taxes	53,089	56,572
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued - Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares- 23,016,241 in 2013 and 22,968,832 in 2012	23,016	22,969
Paid-in capital	142,482	135,283
Retained earnings	506,101	391,823

Total stockholders’ equity	671,599	550,075

Total liabilities and stockholders’ equity	$924,645	$896,453

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2013	2012	2011
	(In thousands, except per share data)
Net sales	$2,682,980	$2,386,105	$1,978,085
Cost and expenses:
Cost of sales	2,377,055	2,212,692	2,085,248
Live inventory adjustment	0	0	9,000
Selling, general and administrative	100,247	77,097	72,217

	2,477,302	2,289,789	2,166,465

Operating income (loss)	205,678	96,316	(188,380)
Other income (expense):
Interest income	27	17	41
Interest expense	(6,136)	(9,201)	(6,413)
Other	544	(560)	510

	(5,565)	(9,744)	(5,862)

Income (loss) before income taxes	200,113	86,572	(194,242)
Income tax expense (benefit)	69,496	32,628	(67,165)

Net income (loss)	$130,617	$53,944	$(127,077)

Earnings (loss) per share:
Basic	$5.68	$2.35	$(5.74)

Diluted	$5.68	$2.35	$(5.74)

Dividends per share	$.71	$.68	$.68

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	(In thousands, except shares and per share amounts)
Balance at October 31, 2010	22,654,680	$22,655	$127,003	$496,055	$645,713
Net loss for year				(127,077)	(127,077)
Cash dividends ($.68 per share)				(15,478)	(15,478)
Issuance of stock under stock compensation plans	216,908	217	(1,978)		(1,761)
Amortization of unearned compensation			5,503		5,503

Balance at October 31, 2011	22,871,588	$22,872	$130,528	$353,500	$506,900
Net income for year				53,944	53,944
Cash dividends ($.68 per share)				(15,621)	(15,621)
Issuance of stock under stock compensation plans	97,244	97	(26)		71
Amortization of unearned compensation			4,781		4,781

Balance at October 31, 2012	22,968,832	$22,969	$135,283	$391,823	$550,075
Net income for year				130,617	130,617
Cash dividends ($.71 per share)				(16,339)	(16,339)
Issuance of stock under stock compensation plans	47,409	47	(912)		(865)
Amortization of unearned compensation			8,111		8,111

Balance at October 31, 2013	23,016,241	$23,016	$142,482	$506,101	$671,599

See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net income (loss)	$130,617	$53,944	$(127,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,225	59,979	51,661
Amortization of unearned compensation	8,111	4,781	5,503
Live inventory adjustment	0	(9,000)	9,000
Provision for losses on accounts receivable	415	412	0
Deferred income taxes	(16)	7,995	21,462
Change in assets and liabilities:
Accounts receivable	(11,373)	(4,413)	(1,554)
Inventories	30,057	(15,159)	(67,464)
Refundable income taxes	4,467	84,045	(88,512)
Prepaid expenses and other assets	(2,546)	354	(2,345)
Accounts payable	(1,337)	15,994	17,324
Accrued expenses and claims payable	32,244	6,987	(19,322)

Total adjustments	122,247	151,975	(74,247)

Net cash provided by (used in) operating activities	252,864	205,919	(201,324)
Investing activities
Capital expenditures	(54,529)	(49,249)	(62,958)
Net proceeds from sale of property and equipment	169	39	174

Net cash used in investing activities	(54,360)	(49,210)	(62,784)
Financing activities
Borrowings from revolving line of credit	15,000	45,000	222,701
Payments on revolving line of credit	(125,000)	(157,701)	0
Principal payments on long-term debt	(10,000)	(10,000)	0
Principal payments on capital lease obligations	(756)	(1,106)	(1,048)
Payments for debt issuance costs	(2,783)	(625)	(2,650)
Dividends paid	(16,339)	(15,621)	(15,478)
Tax benefit from stock incentive plans	145	706	70
Proceeds from issuance of restricted stock under stock compensation plans	827	758	945
Payments from issuance of common stock under stock compensation plans	(1,837)	(1,393)	(2,776)

Net cash provided by (used in) financing activities	(140,743)	(139,982)	201,764

Net change in cash and cash equivalents	57,761	16,727	(62,344)
Cash and cash equivalents at beginning of year	27,802	11,075	73,419

Cash and cash equivalents at end of year	$85,563	$27,802	$11,075

Supplemental disclosure of cash flow information:
Income taxes paid (refunded) net	$54,969	$(60,142)	$4,391

Interest paid	$6,489	$9,433	$6,581

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

Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared chicken items. The Company’s net sales and cost of sales are significantly affected by market price fluctuations of its principal products sold and of its principal feed ingredients, corn and other grains.

The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for each of the years ended October 31, 2013, 2012 and 2011. Sales to that customer accounted for 14.2%, 13.0%, and 10.6% of the Company’s consolidated net sales in fiscal 2013, 2012, and 2011, respectively. Shipping and handling costs are included as a component of cost of sales.

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

RECONCILIATION OF GROSS SALES TO NET SALES DOLLARS (in millions)

Product Category	Description	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Fresh Ice Packed Chicken	Gross Sales	$367.4	$308.4	$263.9
	Commissions	(4.1)	(4.3)	(3.9)
	Sales and Customer Allowances	(11.2)	(9.8)	(8.5)
	Other (1)	(9.8)	(6.9)	(5.3)

	Net Sales	342.3	287.4	246.2

Chill Pack Chicken	Gross Sales	955.0	821.3	670.1
	Commissions	(6.5)	(6.8)	(6.0)
	Sales and Customer Allowances	(9.5)	(10.2)	(8.5)
	Other (1)	(6.3)	(5.2)	(3.2)

	Net Sales	932.7	799.1	652.4

Frozen Chicken	Gross Sales	282.0	314.1	272.0
	Commissions	(0.2)	(0.1)	(0.0)
	Sales and Customer Allowances	(0.0)	(0.3)	(0.0)
	Other (1)	(0.8)	(0.8)	(1.8)

	Net Sales	281.0	312.9	270.2

Fresh Vacuum Sealed Chicken	Gross Sales	1,009.6	875.7	690.8
	Commissions	(1.8)	(1.9)	(1.8)
	Sales and Customer Allowances	(8.3)	(6.4)	(6.0)
	Other (1)	(7.5)	(5.1)	(4.0)

	Net Sales	992.0	862.3	679.0

Partially Cooked Chicken	Gross Sales	98.3	90.4	107.9
	Commissions	(0.8)	(0.8)	(1.0)
	Sales and Customer Allowances	(0.4)	(0.4)	(0.4)
	Other (1)	(0.2)	(0.1)	(0.1)

	Net Sales	96.9	89.1	106.4

Mechanically Deboned Chicken	Gross Sales	38.1	35.3	23.9
	Commissions	(0.0)	(0.0)	(0.0)
	Sales and Customer Allowances	(0.0)	(0.0)	(0.0)
	Other (1)	(0.0)	(0.0)	(0.0)

	Net Sales	38.1	35.3	23.9

Totals	Gross Sales	2,750.4	2,445.2	2,028.6
	Commissions	(13.4)	(13.9)	(12.7)
	Sales and Customer Allowances	(29.4)	(27.1)	(23.4)
	Other (1)	(24.6)	(18.1)	(14.4)

	Net Sales	$2,683.0	$2,386.1	$1,978.1

(1)	Other deductions include short weights, credit memos, rebates and other items, none of which, individually, is material.

Sales of offal to rendering companies are considered by-products; accordingly, these amounts reduce cost of sales and totaled $47.6 million, $43.1 million and $35.4 million in fiscal 2013, 2012 and 2011, respectively.

The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2013, 2012 and 2011 totaled approximately $292.6 million, $318.7 million and $253.8 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line method over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2013 and 2011, the Company capitalized interest of $75,000 and $630,000, respectively, to the new complexes under construction at the time in Palestine, Texas and Kinston, North Carolina. With the absence of a major construction project, the Company did not capitalize any interest during fiscal 2012.

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

Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $3,340,000, $1,268,000 and $875,000 for fiscal 2013, 2012 and 2011, respectively.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.

Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.

The Company is periodically audited by taxing authorities and considers any adjustments, interest, and penalties incurred as a result of the audits in computing income tax expense. Any audit adjustments affecting permanent differences could have an impact on the Company’s effective tax rate. Tax periods for fiscal years 2009 through 2013 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

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

Fair Value of Financial Instruments: The Company holds certain items that are required to be disclosed at fair value, primarily cash equivalents representing overnight investments and debt instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

At October 31, 2013 and 2012, the fair value of the Company’s cash and short-term cash investments of approximately $85.6 million and $27.8 million, respectively, approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.

Fair values for debt are based on quoted market prices or published forward interest rate curves and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	October 31, 2013		October 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (In millions)	$43	$40	$163	$161

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

2. Inventories

Inventories consisted of the following:

	October 31,
	2013	2012
	(In thousands)
Live poultry-broilers and breeders	$124,260	$147,102
Feed, eggs and other	34,949	39,343
Processed poultry	32,139	32,196
Prepared chicken	6,483	9,894
Packaging materials	8,024	7,377

	$205,855	$235,912

3. Prepaid expenses

Prepaid expenses consisted of the following:

	October 31,
	2013	2012
	(In thousands)
Parts and supplies	$16,880	$15,598
Prepaid insurance	9,450	8,675
Other prepaid expenses	3,537	3,366

	$29,867	$27,639

4. Accrued expenses

Accrued expenses consisted of the following:

	October 31,
	2013	2012
	(In thousands)
Accrued bonuses	$21,574	$0
Workers’ compensation claims	5,531	9,894
Accrued wages	9,708	7,957
Accrued rebates	6,618	6,193
Accrued vacation	5,174	5,179
Accrued property taxes	4,484	4,796
Accrued commissions	1,464	1,772
Accrued payroll taxes	842	1,728
Post-retirement benefit	1,244	1,273
Deferred revenue	400	1,100
Other accrued expenses	1,232	2,190

	$58,271	$42,082

5. Long-Term debt and capital lease obligations

Long-term debt and capital lease obligations consisted of the following:

	October 31,
	2013	2012
	(In thousands)
Revolving credit agreement with banks	$0	$110,000
Term loan, accruing interest at 6.12%, maturing in 2016	30,000	40,000
Capital lease obligation, imputed interest at 5.53%, due in monthly installments of $112,015, including interest, maturity in 2015	10,213	10,969

	40,213	160,969
Less current maturities of long-term debt and capital leases	10,799	10,757

	$29,414	$150,212

The Company entered into a new revolving credit facility on October 24, 2013, to, among other things, increase the available credit to $600.0 million from $500.0 million. The new facility increases the annual capital expenditure limitation from $55.0 million to $65.0 million for fiscal years 2013 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2013, with the permitted carry over, was $75.0 million. The new facility also permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. The $140.0 million limit represents an increase from the $125.0 million limit available under the previous agreement. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company did not exercise this right in fiscal 2013. The amendment also sets a minimum net worth requirement that at October 31, 2013, was $475.3 million. The total committed credit under the facility is $600.0 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of October 31, 2013, the Company had no outstanding draws under the facility, and had approximately $10.8 million outstanding in letters of credit. As of December 10, 2013, the Company had no outstanding draws under the revolving credit facility and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available.

The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 0.50% to 2.25%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	0.50%	0.25%
2	≥ 25% and < 35%	0.75%	0.30%
3	≥ 35% and < 45%	1.25%	0.35%
4	≥ 45% and < 55%	1.75%	0.40%
5	≥ 55%	2.25%	0.50%

The term loan consists of a private placement of $30.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million which began in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility. The Company was in compliance with all covenants at October 31, 2013.

The aggregate annual maturities of long-term debt and capital lease obligations at October 31, 2013, are as follows (in thousands):

Fiscal Year	Amount
2014	$10,799
2015	19,414
2016	10,000

$40,213

6. Income Taxes

Income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$63,923	$23,641	$(84,207)
State	5,589	992	(4,420)

	69,512	24,633	(88,627)
Deferred:
Federal	(1,389)	6,435	23,656
State	(5,450)	(40)	(11,869)
Change in valuation allowance	6,823	1,600	9,675

	(16)	7,995	21,462

	$69,496	$32,628	$(67,165)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,
	2013	2012
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$69,942	$66,957
Prepaid and other assets	1,765	1,374

Total deferred tax liabilities	71,707	68,331
Deferred tax assets:
Accrued expenses and accounts receivable	9,187	7,742
Inventory	85	670
Compensation on restricted stock	7,514	6,523
State income tax credits	18,098	11,275
Other	2,310	769
Valuation allowance	(18,098)	(11,275)

Total deferred tax assets	19,096	15,704

Net deferred tax liabilities	$52,611	$52,627

Current deferred tax assets	$(478)	$(3,945)
Long-term deferred tax liabilities	53,089	56,572

Net deferred tax liabilities	$52,611	$52,627

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2013	2012	2011
	(In thousands)
Income taxes at statutory rate	$70,040	$30,300	$(67,985)
State income taxes	4,525	1,659	(4,299)
State income tax credits	(6,823)	(1,600)	(9,675)
Federal income tax credits	(715)	(130)	(748)
Federal manufacturers (deduction) recapture	(6,469)	(2,191)	5,281
Nondeductible expenses	2,353	3,008	678
Other, net	(238)	(18)	(92)
Change in valuation allowance	6,823	1,600	9,675

Income tax expense (benefit)	$69,496	$32,628	$(67,165)

Included in the deferred tax assets at October 31, 2013, are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $13,676,000, as well as Georgia Job Tax Credits totaling $4,422,000. The North Carolina Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area, the North Carolina Creating Jobs Credit provides a tax credit for increased employment in North Carolina, and the Georgia Job Tax Credit provides a tax credit for creation and retention of qualifying jobs in Georgia. It is management’s opinion that the North Carolina and Georgia income tax credits will not be utilized before they expire, and an $18,098,000 gross valuation allowance has been recorded. These credits expire between fiscal years 2017 and 2023.

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

The following table presents earnings per share.

	For the years ended
	October 31, 2013	October 31, 2012	October 31, 2011
Net income (loss)	$130,617	$53,944	$(127,077)
Distributed and undistributed (earnings) losses to unvested restricted stock	(3,704)	(1,612)	0

Distributed and undistributed earnings (losses) to common shareholders — Basic	126,913	52,332	(127,077)

Weighted average shares outstanding — Basic	22,363	22,280	22,130
Weighted average shares outstanding — Diluted	22,363	22,282	22,130

Earnings per common share — Basic	$5.68	$2.35	$(5.74)
Earnings per common share — Diluted	$5.68	$2.35	$(5.74)

8. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $8,400,000, $3,800,000, and $0 in fiscal 2013, 2012, and 2011, respectively. The Company did not make a contribution to the ESOP during fiscal 2011, as contributions are dependent upon profitability.

The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $5,717,000 in fiscal 2013; $5,481,000 in fiscal 2012; and $4,992,000 in fiscal 2011.

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

Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2011, 2012 and 2013, vests three to four years from the date of grant. In some cases, the vesting schedule is accelerated upon death, disability, the participant’s termination of employment after reaching retirement eligibility, or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $4,487,000; $4,588,000; and $3,816,000 during fiscal 2013, 2012 and 2011, respectively.

A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2006	379,000	$43.81
Granted during fiscal 2007	15,000	$33.70
Vested during 2007	0	$0.00
Forfeited during 2007	(5,050)	$42.62

Outstanding at October 31, 2007	388,950	$42.79
Granted during fiscal 2008	45,209	$35.00
Vested during 2008	(21,000)	$44.56
Forfeited during 2008	(3,485)	$41.36

Outstanding at October 31, 2008	409,674	$41.86
Granted during fiscal 2009	78,826	$36.12
Vested during 2009	(9,000)	$25.53
Forfeited during 2009	0	$0.00

Outstanding at October 31, 2009	479,500	$41.22
Granted during fiscal 2010	127,150	$40.80
Vested during 2010	(96,838)	$36.93
Forfeited during 2010	(16,864)	$38.99

Outstanding at October 31, 2010	492,948	$41.98
Granted during fiscal 2011	112,025	$43.70
Vested during 2011	(35,193)	$40.21
Forfeited during 2011	(3,267)	$40.10

Outstanding at October 31, 2011	566,513	$42.44
Granted during fiscal 2012	118,175	$48.50
Vested during 2012	(81,819)	$39.97
Forfeited during 2012	(14,669)	$43.32

Outstanding at October 31, 2012	588,200	$43.98
Granted during fiscal 2013	78,700	$48.50
Vested during 2013	(87,431)	$42.26
Forfeited during 2013	(10,844)	$45.30

Outstanding at October 31, 2013	568,625	$44.85

As reflected in the schedule above, 331,281 shares of the restricted stock awards were vested as of October 31, 2013. Of the 331,281 shares vested as of October 31, 2013, 92,463 were withheld by the Company to satisfy the tax withholding obligations of the recipients. The Company had $6.2 million in unrecognized share-based compensation costs as of October 31, 2013, that will be recognized over a weighted average period of 1.5 years.

Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee terminates employment after attaining eligibility for retirement, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2013, 2012 and 2011, the participants purchased a total of 14,431, 16,359, and 21,497 shares of restricted stock pursuant to the Purchase Plan, valued at an average $57.30, $48.13, and $43.97 per share, respectively, and the Company issued 3,514, 4,005, and 5,277 matching shares, valued at an average $57.30, $48.13, and $43.97 per share, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $199,000, $197,000 and $201,000 in fiscal 2013, 2012 and 2011, respectively.

During fiscal 2013, 2012 and 2011 the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two year performance period, they are subject to an additional one year holding period before they are paid out. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during fiscal 2008 totaled 67,820, during fiscal 2009 totaled 60,500, during fiscal 2010 totaled 70,000, during fiscal 2011 totaled 86,725, during fiscal 2012 totaled 95,175, and during fiscal 2013 totaled 98,950. The Company recorded compensation cost of $1,485,000 and $3,190,000 during fiscal 2011 and 2010, respectively, related to the performance share agreements entered into during fiscal 2008 and 2009. During fiscal 2012, no compensation cost was recorded related to performance share agreements entered into during fiscal 2012, fiscal 2011 and fiscal 2010. The Company recorded compensation cost of $3,425,000 during fiscal 2013, related to the performance share agreements entered into during fiscal 2012, but the Company recorded no compensation cost related to the performance share agreements entered into during fiscal 2013. In estimating the compensation expense to record in a period, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method.

Under the Company’s Stock Option Plan, 2,250,000 shares of common stock were reserved for grant to key management personnel. Options outstanding at October 31, 2008, were granted in fiscal 2002, have ten-year terms and vest over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2013, 2012 or 2011. The Stock Option Plan has been superseded by the Plan described above and no further options may be issued under the Stock Option Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at October 31, 2010	7,501	$12.37
Granted	0	—
Exercised	(1,500)	12.37
Forfeited	0	—

Outstanding at October 31, 2011	6,001	12.37
Granted	0	—
Exercised	(6,000)	12.37
Forfeited	(1)	12.37

Outstanding at October 31, 2012	0	$—

During the fiscal year ended October 31, 2012, 6,000 options were exercised with an intrinsic value of $197,600 and 1 option was forfeited with an intrinsic value of $32.93.

10. Other Matters

The Company has approximately 11,271 employees, approximately 27.7% of which are covered by collective bargaining agreements. Each collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the respective facility.

The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2018. Rental expense under these leases totaled $7.0 million, $6.8 million, and $7.7 million during fiscal 2013, 2012 and 2011, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2013 were as follows (in millions):

Fiscal Year	Amount
2014	$5.7
2015	5.5
2016	3.1
2017	1.7
2018	0.8

$16.8

At October 31, 2013, the Company’s estimated contractual obligations for feed grains, feed ingredients, and packaging supplies totaled $77.2 million, with the entire amount due in less than one year.

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

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint, but provided the plaintiffs an opportunity to file an Amended Complaint on one of the alleged violations. After an Amended Complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the Amended Complaint on October 29, 2012. On February 5, 2013, the Court granted the Company’s motion to dismiss and entered an Order dismissing the Amended Complaint with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on February 8, 2013. The Brief for Plaintiffs-Appellants was filed on March 19, 2013, and the Brief for Defendants-Appellees was filed on April 22, 2013. The Plaintiffs-Appellants’ Reply Brief was filed May 6, 2013. Oral argument was held on November 20, 2013. This matter is pending.

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

11. Quarterly Financial Data (unaudited)

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$595,760	$621,195	$738,964	$727,061
Gross profit	10,893	58,962	133,946	102,124
Net income (loss)	(6,943)	24,371	67,919	45,270
Diluted earnings (loss) per share	$(0.31)	$1.06	$2.95	$1.97

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$517,826	$595,046	$624,854	$648,379
Gross profit	8,822	59,145	69,614	35,832
Net income (loss)	(7,989)	23,865	28,721	9,347
Diluted earnings (loss) per share	$(0.36)	$1.05	$1.25	$0.41

Sanderson Farms, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe(1)	Balance at End of Period
	(In Thousands)
Year ended October 31, 2013
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,785	$470		$55	$2,200
Year ended October 31, 2012
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$412		$0	$1,785
Year ended October 31, 2011
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$0		$0	$1,373

(1)	Uncollectible accounts written off, net of recoveries

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

As of October 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we have concluded that, as of October 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2013.

Item 9B.	Other Information.

Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have audited Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013, of Sanderson Farms, Inc. and subsidiaries, and our report dated December 17, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

December 17, 2013

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

The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, whose members are John H. Baker, III (Vice Chairman), Fred Banks, Jr., Robert C. Khayat, Phil K. Livingston, Dianne Mooney, Gail J. Pittman and Charles W. Ritter, Jr. (Chairman). All members of the audit committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that Phil K. Livingston is an audit committee financial expert.

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

The following table provides information as of October 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005, and amended and approved by shareholders on February 17, 2011. No further options or other awards may be granted under the Stock Option Plan. There are 3,500,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	297,061	849,667
Equity compensation plans not approved by security holders	0	0

Total	297,061	849,667

(1)	This column reflects 104,111 performance shares outstanding at October 31, 2013, that are expected to be earned and that are subject to an additional one year holding period ending on October 31, 2014, and 192,950 unearned performance shares outstanding at October 31, 2013, at the maximum level. However, management currently believes that it is not probable that we will achieve the minimum performance criteria for those unearned performance shares, such that none of those performance shares will be earned.
(2)	This column reflects the 904,852 shares of restricted stock granted to participants under the Stock Incentive Plan, the 230,793 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, and the 244,114 performance shares that have been earned or are expected to be earned under the Stock Incentive Plan, in each case since the inception of the plan and net of forfeitures, but including shares withheld at the election of the participants to satisfy tax obligations.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. FINANCIAL STATEMENTS:

The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets — October 31, 2013 and 2012

Consolidated Statements of Operations — Years ended October 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows — Years ended October 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements — October 31, 2013

(a)	2. FINANCIAL STATEMENT SCHEDULES:

The following consolidated financial statement schedules of the Registrant are included in Item 8:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a)	3. EXHIBITS:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964, between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

Exhibit Number	Description

10.2	Contract Amendment dated December 1, 1970, between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985, between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986, between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+*	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013.

10.6+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011, for its annual meeting held February 17, 2011.)

10.7+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2012. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed January 29, 2013.)

10.8+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.9+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.10+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.11+	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.12+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended (for awards granted before August 2009). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.13+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted after August 2009 through fiscal 2013). (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.14+*	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted on or after November 1, 2013).

10.15+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.16+	Form of Amendment Number 1 dated as of December 13, 2010, to Restricted Stock Agreement dated January 29, 2009, Restricted Stock Agreement dated November 1, 2009, and Restricted Stock Agreement dated December 21, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed December 23, 2010.)

Exhibit Number	Description

10.17+	Form of Restricted Stock Agreement for restricted stock granted to officers and employees on February 17, 2011. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed February 22, 2011.)

10.18+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2012). (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011.)

10.19+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2013). (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2012.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2014).

10.21+	Employment Agreement dated as of September 15, 2009, between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.22+	Employment Agreement dated as of September 15, 2009, between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.23+	Employment Agreement dated as of September 15, 2009, between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.24	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.25	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.26	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.27	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.28	Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.29	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.30	Credit Agreement dated February 23, 2011, among Sanderson Farms, Inc. and Harris, N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.31	Guaranty Agreement dated February 23, 2011, of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.32	First Amendment to Credit Agreement dated October 4, 2012, among Sanderson Farms, Inc., the banks party thereto and BMO Harris Bank N.A., as agent for the banks. (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed October 9, 2012.)

10.33	Credit Agreement dated October 24, 2013 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined herein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed October 28, 2013.)

Exhibit Number	Description

10.34	Guaranty Agreement dated October 24, 2013 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed October 28, 2013.)

10.35	Note Purchase Agreement dated as of April 28, 2006, between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.36	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.37	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.38	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Intercreditor Agreement dated as of April 28, 2006, among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Lease Agreement dated as of July 1, 2006, between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.41	Bond Purchase Agreement dated as of July 31, 2006, between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

(b)	Agreements Available Upon Request by the Commission.

The Registrant’s credit agreement with the banks for which BMO Harris Bank N.A. acts as agent is filed or incorporated by reference as an exhibit to this report. The Registrant is a party to various other agreements defining the rights of holders of long-term debt of the Registrant, but, of those other agreements, no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Company. Upon request of the Commission, the Registrant will furnish a copy of any such agreement to the Commission. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b)(4)(iii) of Regulation S-K.

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

Date: December 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/17/13
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ John H. Baker, III John H. Baker, III,	12/17/13
Director

/s/ Fred Banks, Jr.	12/17/13
Fred Banks, Jr.
Director

/s/ John Bierbusse	12/17/13
John Bierbusse,
Director

/s/ Lampkin Butts	12/17/13
Lampkin Butts, Director,
President and Chief Operating Officer

/s/ D. Michael Cockrell	12/17/13
D. Michael Cockrell,
Director, Treasurer and Chief Financial Officer

/s/ Ms. Toni Cooley	12/17/13
Toni Cooley
Director

/s/ Tim Rigney	12/17/13
Tim Rigney,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Beverly Wade Hogan	12/17/13
Beverly Wade Hogan,
Director

/s/ Robert C. Khayat	12/17/13
Robert C. Khayat
Director

/s/ Phil K. Livingston	12/17/13
Phil K. Livingston,
Director

/s/ Dianne Mooney	12/17/13
Dianne Mooney
Director

/s/ Gail Jones Pittman	12/17/13
Gail Jones Pittman,
Director

/s/ Charles W. Ritter, Jr.	12/17/13
Charles W. Ritter, Jr.,
Director

EXHIBITS:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	By-Laws of the Registrant, amended and restated as of April 23, 2009. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on April 28, 2009.)

10.1	Contract dated July 31, 1964, between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.2	Contract Amendment dated December 1, 1970, between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-1 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.3	Contract Amendment dated June 11, 1985, between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-2 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.4	Contract Amendment dated October 7, 1986, between the Registrant and the City of Laurel, Mississippi. (Incorporated by reference to Exhibit 10-D-3 filed with the registration statement on Form S-1 filed by the Registrant on April 3, 1987, Registration No. 33-13141.)

10.5+*	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013.

10.6+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011, for its annual meeting held February 17, 2011.)

10.7+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2012. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed January 29, 2013.)

10.8+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.9+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

Exhibit Number	Description

10.10+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.11+	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.12+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period, as amended (for awards granted before August 2009). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.13+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted after August 2009 through fiscal 2013). (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.)

10.14+*	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted on or after November 1, 2013).

10.15+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.16+	Form of Amendment Number 1 dated as of December 13, 2010, to Restricted Stock Agreement dated January 29, 2009, Restricted Stock Agreement dated November 1, 2009, and Restricted Stock Agreement dated December 21, 2009. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed December 23, 2010.)

10.17+	Form of Restricted Stock Agreement for restricted stock granted to officers and employees on February 17, 2011. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K filed February 22, 2011.)

10.18+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2012). (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011.)

10.19+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2013). (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2012.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2014).

10.21+	Employment Agreement dated as of September 15, 2009, between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.22+	Employment Agreement dated as of September 15, 2009, between the Registrant and Lampkin Butts (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.23+	Employment Agreement dated as of September 15, 2009, between the Registrant and D. Michael Cockrell (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 15, 2009.)

10.24	Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.25	Wastewater Treatment Agreement between the City of Magnolia, Mississippi and the Registrant dated August 19, 1991. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

Exhibit Number	Description

10.26	Memorandum of Agreement and Purchase Option between Pike County, Mississippi and the Registrant dated May 1991. (Incorporated by reference to Exhibit 10-N filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1991.)

10.27	Lease Agreement between Pike County, Mississippi and the Registrant dated as of November 1, 1992. (Incorporated by reference to Exhibit 10-M filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1993.)

10.28	Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.29	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.30	Credit Agreement dated February 23, 2011, among Sanderson Farms, Inc. and Harris, N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.31	Guaranty Agreement dated February 23, 2011, of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed February 25, 2011.)

10.32	First Amendment to Credit Agreement dated October 4, 2012, among Sanderson Farms, Inc., the banks party thereto and BMO Harris Bank N.A., as agent for the banks. (Incorporated by reference to Exhibit 10.1 filed with the Registrants’ Current Report on Form 8-K filed October 9, 2012.)

10.33	Credit Agreement dated October 24, 2013 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined herein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed October 28, 2013.)

10.34	Guaranty Agreement dated October 24, 2013 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed October 28, 2013.)

10.35	Note Purchase Agreement dated as of April 28, 2006, between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.36	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.37	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Production Division). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.38	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Intercreditor Agreement dated as of April 28, 2006, among The Lincoln National Life Insurance Company, Northwest Farm Credit Services, PCA, Harris N.A., SunTrust Bank, AmSouth Bank, U.S. Bank National Association, Regions Bank, and Trustmark National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.40	Lease Agreement dated as of July 1, 2006, between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

Exhibit Number	Description

10.41	Bond Purchase Agreement dated as of July 31, 2006, between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.