Form 10-Q
period 2014-01-31
SANDERSON FARMS INC
filed 2014-02-25
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 23,077,742 shares outstanding as of February 17, 2014.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

	January 31, 2014	October 31, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$58,822	$85,563
Accounts receivable, net	94,114	108,980
Inventories	209,169	205,855
Deferred income taxes	0	478
Prepaid expenses and other current assets	34,549	29,867

Total current assets	396,654	430,743
Property, plant and equipment	1,061,853	1,035,044
Less accumulated depreciation	(559,130)	(546,578)

	502,723	488,466
Other assets	5,164	5,436

Total assets	$904,541	$924,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,056	$81,418
Accrued expenses	31,960	58,271
Accrued income taxes	11,621	11,055
Deferred income taxes	197	0
Current maturities of long-term debt	10,799	10,799

Total current liabilities	115,633	161,543
Long-term debt, less current maturities	29,218	29,414
Claims payable	9,500	9,000
Deferred income taxes	53,365	53,089
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued

Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—23,062,649 and 23,016,241 at January 31, 2014 and October 31, 2013, respectively	23,063	23,016
Paid-in capital	143,402	142,482
Retained earnings	530,360	506,101

Total stockholders’ equity	696,825	671,599

Total liabilities and stockholders’ equity	$904,541	$924,645

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	January 31,
	2014	2013
Net sales	$584,883	$595,760
Cost and expenses:
Cost of sales	516,085	584,867
Selling, general and administrative	23,599	20,565

	539,684	605,432

Operating income (loss)	45,199	(9,672)
Other income (expense):
Interest income	12	3
Interest expense	(911)	(1,805)
Other	16	171

	(883)	(1,631)

Income (loss) before income taxes	44,316	(11,303)
Income tax expense (benefit)	15,445	(4,360)

Net income (loss)	$28,871	$(6,943)

Earnings (loss) per share:
Basic	$1.25	$(0.31)

Diluted	$1.25	$(0.31)

Dividends per share	$0.20	$0.17

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended January 31,
	2014	2013
Operating activities
Net income (loss)	$28,871	$(6,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,737	15,174
Non-cash stock compensation	1,530	1,166
Deferred income taxes	951	445
Change in assets and liabilities:
Accounts receivable, net	14,866	(2,926)
Refundable income taxes	0	(2,848)
Inventories	(3,314)	790
Prepaid expenses and other assets	(4,623)	(1,149)
Accounts payable	(24,975)	5,750
Accrued expenses and other liabilities	(25,245)	(1,233)

Total adjustments	(26,073)	15,169

Net cash provided by operating activities	2,798	8,226

Investing activities
Capital expenditures	(28,809)	(11,472)
Net proceeds from sale of property and equipment	28	166

Net cash used in investing activities	(28,781)	(11,306)

Financing activities
Principal payments on capital lease obligations	(196)	(185)
Proceeds from issuance of restricted stock under stock compensation plans	233	194
Payments from issuance of common stock under stock compensation plans	(1,811)	(1,060)
Tax benefit on vesting of stock incentive plans	1,016	145

Net cash used in financing activities	(758)	(906)

Net change in cash and cash equivalents	(26,741)	(3,986)
Cash and cash equivalents at beginning of period	85,563	27,802

Cash and cash equivalents at end of period	$58,822	$23,816

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(4,612)	$(3,902)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2014

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

The condensed consolidated balance sheet at October 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2013.

NOTE 2—INVENTORIES

Inventories consisted of the following:

	January 31, 2014	October 31, 2013
	(In thousands)
Live poultry-broilers and breeders	$131,455	$124,260
Feed, eggs and other	30,696	34,949
Processed poultry	29,323	32,139
Prepared chicken	9,726	6,483
Packaging materials	7,969	8,024

	$209,169	$205,855

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2013 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three months ended January 31, 2014 and 2013, was $1,530,000 and $1,166,000, respectively, and is detailed below.

During the three months ended January 31, 2014, participants in the Company’s Management Share Purchase Plan elected to receive a total of 4,863 shares of restricted stock at an average price of $71.08 per share instead of a specified percentage of their cash compensation, and the Company issued 1,190 matching restricted shares. During the three months ended January 31, 2014 and 2013, the Company recorded compensation cost, included in the total stock based compensation expense above, of $48,000 and $51,000, respectively, related to the Management Share Purchase Plan.

On November 1, 2013, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 75,925 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2013 and 2012. The aggregate number of shares specified in performance share agreements outstanding as of January 31, 2014, totaled 274,665 shares, which was calculated using the target number of shares for the fiscal 2014 and 2013 grants, net of any forfeitures, and the actual number of shares earned, subject to completion of the requisite service period, for the fiscal 2012 grant. During the first three months of fiscal 2014, the Company recorded compensation expense of $405,000, included in the total stock based compensation expense above, related to the performance share agreements entered into during fiscal 2012, but the Company recorded no compensation expense related to the performance share agreements entered into during fiscal 2013 and 2014, as it could not determine that achievement of the applicable performance based criteria is probable. During the first three months of fiscal 2013, the Company recorded no compensation expense related to outstanding performance share agreements, as it could not determine that achievement of the applicable performance based criteria was probable at that time. In estimating the compensation expense to record in a period, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements.

On November 1, 2013, the Company granted 75,925 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $65.63 per share and will vest on November 1, 2017. On February 13, 2014, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $72.66 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2014, related to all unvested restricted stock grants totaled 578,175. During the three months ended January 31, 2014 and 2013, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,077,000 and $1,115,000, respectively, related to restricted stock grants.

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

The following table presents earnings (loss) per share.

	For the three months ended
	January 31, 2014	January 31, 2013
	(in thousands except per share amounts)
Net Income (loss)	$28,871	$(6,943)
Distributed and undistributed (earnings) losses to unvested restricted stock	(803)	84

Distributed and undistributed earnings (losses) to common shareholders—Basic	$28,068	$(7,027)
Weighted average shares outstanding—Basic	22,423	22,315
Weighted average shares outstanding—Diluted	22,423	22,315
Earnings per common share—Basic	$1.25	$(0.31)
Earnings per common share—Diluted	$1.25	$(0.31)

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At January 31, 2014, and October 31, 2013, the fair value of the Company’s cash and short-term cash investments approximated their carrying value due to the short maturity of these financial instruments.

Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	January 31, 2014		October 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$42.7	$40.0	$42.9	$40.2

NOTE 6—COMMITMENTS AND CONTINGENCIES

On September 19, 2013, the Company announced plans to invest approximately $140.0 million for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction commenced in October 2013. To date, the Company has spent approximately $14.2 million on the project and we expect to spend the remaining $125.8 million through the second quarter of fiscal 2015. Of the $125.8 million remaining, approximately $110.0 million is budgeted for fiscal 2014, of which approximately $8.5 million was spent during the three months ended January 31, 2014. The amounts remaining to be spent are estimates and are subject to change as the project moves toward completion.

As reported in Item 3 of the Company’s Form 10-K for the fiscal year ended October 31, 2013, two of our former employees filed a complaint on February 16, 2012, alleging violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts against us and seven of our current and former employees in the United States District Court for the Middle District of Georgia. The plaintiffs contend in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages”. The action is brought as a class action lawsuit on behalf of all legally authorized hourly employees that worked at the Moultrie plant in the four years before the filing of the case. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

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

NOTE 7—CREDIT AGREEMENT

The Company has a $600.0 million revolving credit facility. The facility limits capital expenditures to $65.0 million for each of fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The credit facility also permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2014, was $489.4 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of January 31 and February 24, 2014, the Company had no outstanding draws under the facility, and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2014, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and we expressed an unqualified opinion on those consolidated financial statements in our report dated December 17, 2013. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and its subsidiaries as of October 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 25, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2013.

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

The Company’s prepared chicken product line includes approximately 130 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of its next poultry complex. Construction of the complex began on or about October 1, 2013, and initial operations are expected to commence during the first calendar quarter of 2015. The new complex will consist of a feed mill, hatchery, poultry processing plant and wastewater facility with the capacity to process 1.25 million chickens per week for the big bird deboning market. Before the complex can open we will need to enter into contracts with a sufficient number of growers and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2013.

On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit to $600.0 million. The new facility also increases the annual capital expenditure limitation to $65.0 million for fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The new facility permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at January 31, 2014, was $489.4 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.

EXECUTIVE OVERVIEW OF RESULTS

The Company’s margins improved during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 reflecting significantly lower grain prices offset by slightly lower average sales prices for poultry products. Demand for fresh chicken in the retail grocery store market has been stable. Market prices for fresh chicken sold to food service customers moved lower during our first fiscal quarter compared to our first and fourth fiscal quarters of 2013, reflecting the combination of continued sluggish demand from food service customers, increased industry production compared to a year ago, and the impact of adverse weather conditions during the first fiscal quarter of 2014 on restaurant traffic. The Company expects customer traffic through food service establishments to remain under pressure until employment rates and consumer confidence improve further.

Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. During fiscal 2013, both corn and soybean meal stabilized below the highs they set in August 2012, but remained high relative to historical averages. While the 2013 United States corn and soybean crops were planted late as a result of wet weather this past spring, cash market prices for both corn and soybean meal moved lower as we moved into the harvest season during our fourth fiscal quarter of 2013 and remained well below last year’s prices through the first quarter of fiscal 2014. During the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, the average feed cost in broiler flocks processed was 25.1% lower. The Company has priced little of its grain needs past March. Had it priced its remaining fiscal year 2014 needs at February 19, 2014 cash market prices, its costs of feed grains would be approximately $156.4 million lower during fiscal 2014 as compared to fiscal 2013.

In light of challenging market conditions that existed during fiscal 2011 and the beginning of fiscal 2012, the Company reduced production beginning in January 2012 by four percent at all of its facilities except for its new facility in Kinston, North Carolina, which was moving to near full production at the time. The Company announced an additional two percent production cut in August 2012 in light of record high grain costs at the time, and continued to operate at six percent below capacity until June 2013, when all facilities were returned to full production.

RESULTS OF OPERATIONS

Net sales for the first quarter ended January 31, 2014, were $584.9 million as compared to $595.8 million for the first quarter ended January 31, 2013, a decrease of $10.9 million or 1.8%. Net sales of poultry products for the first quarter ended January 31, 2014 and 2013, were $558.9 million and $574.2 million, respectively, a decrease of $15.3 million or 2.7%. The decrease in net sales of poultry products resulted from a 2.2% decrease in the average sales price of poultry products sold, and a 0.5% decrease in the pounds of poultry products sold. During the first quarter of fiscal 2014, the Company sold 720.4 million pounds of poultry products, down from

723.7 million pounds during the first quarter of fiscal 2013. The decreased pounds of poultry products sold resulted from a 2.2% decrease in the number of head processed, partially offset by a 2.6% increase in the average live weight of poultry processed. Overall, market prices for poultry products decreased during the first quarter of fiscal 2014 as compared to the same quarter of fiscal 2013. Urner Barry average market prices decreased for boneless breast meat, tenders, jumbo wings and bulk leg quarters during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 by 4.2%, 0.6%, 40.7% and 15.6%, respectively. The average Georgia Dock whole bird market price for the first quarter of fiscal 2014 showed improvement and increased by approximately 6.5% over first quarter 2013 levels. Net sales of prepared chicken products for the three months ended January 31, 2014 and 2013, were $25.9 million and $21.6 million, respectively, or an increase of 20.2%. This increase resulted from a 24.2% increase in the pounds of prepared chicken products sold, partially offset by a 3.2% decrease in the average sales price of prepared chicken products sold. During the first quarter of fiscal 2014, the Company sold 13.5 million pounds of prepared chicken products, up from 10.9 million pounds sold during the first quarter of fiscal 2013.

Cost of sales for the first quarter of fiscal 2014 was $516.1 million as compared to $584.9 million during the first quarter of fiscal 2013, a decrease of $68.8 million or 11.8%. Cost of sales of poultry products sold during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 was $492.2 million and $564.5 million, respectively, a decrease of $72.3 million or 12.8%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted from a 25.1% decrease in the costs of feed in broilers processed, or $0.1087 per pound, and a 0.5% decrease in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except per pound data)

	First Quarter 2014		First Quarter 2013		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$32,139	$0.4736	$32,196	$0.5052	$(57)	$(0.0316)
Feed in broilers processed	235,813	0.3238	316,174	0.4325	(80,361)	(0.1087)
All other cost of sales	253,575	0.3482	250,071	0.3421	3,504	0.0061
Less: Ending Inventory	29,323	0.4026	33,896	0.4813	(4,573)	(0.0787)

Total poultry cost of sales	$492,204	$0.6833	$564,545	$0.7801	$(72,341)	$(0.0968)

Pounds:
Beginning Inventory	67,859		63,729
Poultry processed	728,317		730,999
Poultry Sold	720,373		723,696
Ending Inventory	72,831		70,420

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. Included in these other costs of sales during the first quarter of fiscal 2014, is a loss of approximately $1.0 million incurred by the Company as a result of a fire destroying finished goods at a third-party cold storage facility. These non-feed related costs of poultry products sold increased by $0.0061 per pound processed, or 1.8%, during this year’s first fiscal quarter compared to the same quarter a year ago. Excluding the impact of the fire loss, other costs of sales increased by $0.0047 per pound, or 1.4%. Costs of sales of the Company’s prepared chicken products during the first quarter of fiscal 2014 were $23.9 million as compared to $20.3 million during the same quarter a year ago, an increase of $3.6 million, or 17.5%, primarily attributable to a 24.2% increase in the pounds of prepared chicken sold.

The Company recorded the value of live broiler inventories on hand at January 31, 2014, at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at January 31, 2014, or January 31, 2013.

Selling, general and administrative costs during the three months ended January 31, 2014, were $23.6 million. The following table includes the components of selling, general and administrative costs for the three months ended January 31, 2014 and 2013.

	Three Months Ended January 31,
	2014	2013
Trainee expense	$2,451	$983
Stock compensation expense	1,455	1,055
Sanderson Farms Championship expense	1,195	0
Marketing expense	1,153	530
Nash County, North Carolina expense	0	1,795
Start-up expense	362	0
All other S,G & A	16,983	16,202

Total S,G & A	$23,599	$20,565

As illustrated in the table above, the $3.0 million increase in selling, general and administrative costs during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 resulted primarily from a $1.8 million increase in marketing and Sanderson Farms Championship expenses, a $1.5 million increase in trainee expenses, a $0.4 million increase in stock compensation expense, and a $0.4 million increase in start-up expenses related to the new Palestine, Texas complex currently under construction. These increases were partially offset by a $1.8 million decrease in expenses related to the previously planned construction of a new facility in Nash County, North Carolina. The Sanderson Farms Championship is a PGA TOUR event for which the Company is committed as the title sponsor for years 2013 through 2016. The 2013 sponsorship agreement was reached during the second fiscal quarter of 2013. Accordingly, no expense was incurred during the first fiscal quarter of 2013. The increase in trainee expense is primarily attributable to an increase in trainee staff, as the Company begins preparation for the start-up of its Palestine, Texas complex. Regarding the planned construction of a new facility in Nash County, North Carolina, the Company previously capitalized approximately $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina, would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.

The Company’s operating income for the three months ended January 31, 2014, was $45.2 million as compared to an operating loss for the three months ended January 31, 2013, of $9.7 million. The increase in operating income as compared to the same period a year ago resulted from the decreased cost of feed grains during the three months ended January 31, 2014, partially offset by the decrease in average sales prices, as described above.

Interest expense during the first quarter of fiscal 2014 was $0.9 million as compared to interest expense of $1.8 million for the same period in fiscal 2013. The decrease in interest expense resulted primarily from lower outstanding debt during the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.

The Company’s effective tax rate for the three months ended January 31, 2014, was 34.9% as compared to 38.6% for the three months ended January 31, 2013. The Company’s effective tax rate for the three months ended January 31, 2013, includes an approximate 4% discrete favorable benefit recognized in the period related to legislation enacted during the first quarter. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

During the three months ended January 31, 2014, the Company’s net income was $28.9 million, or $1.25 per share. For the three months ended January 31, 2013, the Company had a net loss of $6.9 million, or $0.31 per share.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2014, was $281.0 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.4 to 1. The Company’s working capital and current ratio at October 31, 2013, were $269.2 million and 2.7 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2014 include cash on hand at October 31, 2013, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated October 24, 2013, to, among other things, increase the available credit to $600.0 million from $500.0 million, and to extend the term from February 2016 to October 2018. As of January 31 and February 24, 2014, the Company had no outstanding draws under the facility and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available under the facility.

The Company’s cash position at January 31, 2014, and October 31, 2013, consisted of $58.8 million and $85.6 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at January 31, 2014, and October 31, 2013, was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by operating activities during the three months ended January 31, 2014 and 2013, were $2.8 million and $8.2 million, respectively. Cash flows from operating activities decreased by $5.4 million, resulting primarily from the payment during the first quarter of fiscal 2014 of approximately $21.5 million in bonuses earned under the Company’s fiscal 2013 bonus award program, an increase of approximately $16.0 million in cash paid for income taxes and an increase in cash paid to vendors, partially offset by lower costs of feed grains experienced by the Company during the first quarter of fiscal 2014.

Cash flows used in investing activities during the first three months of fiscal 2014 and 2013 were $28.8 million and $11.3 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2014 were $28.8 million, including approximately $7.4 million for a new Company aircraft and $8.5 million for construction of the Palestine, Texas complex. Capital expenditures for the first three months of fiscal 2013 were $11.5 million.

Cash flows used in financing activities during the three months ended January 31, 2014 and 2013, were $0.8 million and $0.9 million, respectively. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.

The Company’s capital budget for fiscal 2014, excluding operating leases, is approximately $170.1 million. The 2014 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $586.1 million available under the revolving line of credit at January 31, 2014. The fiscal 2014 capital budget includes approximately $110.0 million for construction of the Company’s new Palestine, Texas poultry complex, and the new Company aircraft referred to above. Excluding the budget for the new complex, the fiscal 2014 capital budget is $60.1 million.

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

On September 19, 2013, the Company announced plans to invest approximately $140.0 million for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas. Selection of these sites was announced on February 14, 2013, but plans for construction had been on hold due to uncertainty surrounding grain prices, as well as other contingencies, including obtaining approval from the board of directors to move forward with the project. The new facilities will have the capacity to process 1,250,000 birds per week for the big bird deboning market. At full capacity, the complex will employ approximately 1,150 people, will require approximately 100 contract growers, and will be equipped to process and sell 9.7 million dressed poultry pounds per week. Construction of the complex began in October 2013, and the Company expects initial operations to commence in the first calendar quarter of 2015. Before the complex can open we will need to enter into contracts with a sufficient number of growers and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of the Company’s Annual Report on Form 10-K for its year ended October 31, 2013.

The Company entered into the new revolving credit facility dated October 24, 2013 to, among other things, increase the available credit to $600.0 million from $500.0 million. The new facility increases the annual capital expenditure limitation from $55.0 million to $65.0 million for fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The new facility also permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. The $140.0 million limit represents an increase from the $125.0 million limit available under the previous agreement. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at January 31, 2014, was $489.4 million. The total committed credit under the facility is $600.0 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of January 31 and February 24, 2014, the Company had no outstanding draws under the facility, and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available under the facility.

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

As of January 31, 2014, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at January 31, 2014, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of January 31, 2014. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections, and the Company’s actual results could vary from those estimated.

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

Performance Share Bonus Plans

The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in the outstanding agreements relate to the Company’s average return on equity and average return on sales over a two year performance period. The holder has a three year service period as the holder must be employed by the Company at the end of the third year to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the three year service period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. The Company has accrued $3.8 million related to open agreements as of January 31, 2014, with an additional amount of $4.5 million that could be accrued if the Company determined that it was probable that the maximum amount of the outstanding awards that could be earned would be earned at the end of the requisite service period. Because of the volatility of the factors previously discussed, as of January 31, 2014, the Company was unable to determine that it was probable that awards from outstanding agreements entered into during fiscal 2013 and fiscal 2014 would be earned.

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2014, the Company purchased approximately 21.0 million bushels of corn and approximately 201,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $21.0 million in the first quarter of fiscal 2014. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $2.0 million.

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

During the first quarter of fiscal 2014, the Company’s average feed cost per pound of broilers processed totaled $0.3238 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0288, based on the quantity of grain used during the first fiscal quarter of 2014. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0028 during the first fiscal quarter of 2014.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first fiscal quarter of 2014:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2014	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	21.0 million bushels	$1.00 per bushel	$21.0 million	$0.0288/lb. processed

Soybean meal	201,000 tons	$10.00 per ton	$2.01 million	$0.0028/lb. processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was $42.7 million at January 31, 2014. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2014. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including under the heading “Item 1A: Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal 2014, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Nov. 1, 2013—Nov. 30, 2013	24,116	$65.63	24,116	1,000,000
Dec. 1, 2013—Dec. 31, 2013	2,972	$70.17	2,972	1,000,000
Jan. 1, 2014—Jan. 31, 2014	—	$—	—	1,000,000

Total	27,088	$66.13	27,088	1,000,000

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.
[2]	On February 24, 2014, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to 1 million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on February 24, 2017. Unlike the Company’s previous share repurchase programs, the Company’s repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2014 general repurchase plan.
[3]	Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

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

Exhibit 3.7 Bylaws of the Registrant, amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

Exhibit 10 Amendment No. 1 dated December 13, 2013, to Sanderson Farms, Inc. Bonus Award Program (Executive Committee) Effective November 1, 2012. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on December 17, 2013.)

Exhibit 15* Accountants’ Letter re: Unaudited Financial Information.

Exhibit 31.1* Certification of Chief Executive Officer.

Exhibit 31.2* Certification of Chief Financial Officer.

Exhibit 32.1** Section 1350 Certification.

Exhibit 32.2** Section 1350 Certification.

Exhibit 101.INS XBRL Instance Document

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

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

SANDERSON FARMS, INC.
(Registrant)

Date: February 25, 2014	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 25, 2014	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10	Amendment No. 1 dated December 13, 2013, to Sanderson Farms, Inc. Bonus Award Program (Executive Committee) Effective November 1, 2012. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on December 17, 2013.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.