Form 10-Q
period 2014-04-30
SANDERSON FARMS INC
filed 2014-05-29
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 23,071,250 shares outstanding as of May 22, 2014.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

	April 30, 2014	October 31, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$84,412	$85,563
Accounts receivable, net	108,585	108,980
Inventories	219,017	205,855
Deferred income taxes	603	478
Prepaid expenses and other current assets	31,068	29,867

Total current assets	443,685	430,743
Property, plant and equipment	1,084,317	1,035,044
Less accumulated depreciation	(559,627)	(546,578)

	524,690	488,466
Other assets	4,950	5,436

Total assets	$973,325	$924,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$85,444	$81,418
Accrued expenses	36,634	58,271
Accrued income taxes	13,595	11,055
Current maturities of long-term debt	19,819	10,799

Total current liabilities	155,492	161,543
Long-term debt, less current maturities	10,000	29,414
Claims payable	10,200	9,000
Deferred income taxes	49,453	53,089
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—23,071,250 and 23,016,241 at April 30, 2014 and October 31, 2013, respectively	23,071	23,016
Paid-in capital	148,376	142,482
Retained earnings	576,733	506,101

Total stockholders’ equity	748,180	671,599

Total liabilities and stockholders’ equity	$973,325	$924,645

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Net sales	$660,717	$621,195	$1,245,600	$1,216,955
Cost and expenses:
Cost of sales	552,311	562,233	1,068,396	1,147,100
Selling, general and administrative	29,915	19,832	53,514	40,397

	582,226	582,065	1,121,910	1,187,497

Operating Income	78,491	39,130	123,690	29,458
Other income (expense):
Interest income	10	4	22	7
Interest expense	(741)	(1,807)	(1,652)	(3,612)
Other	32	(120)	48	51

	(699)	(1,923)	(1,582)	(3,554)

Income before income taxes	77,792	37,207	122,108	25,904
Income tax expense	26,804	12,836	42,249	8,476

Net income	$50,988	$24,371	79,859	$17,428

Earnings per share:
Basic	$2.21	$1.06	$3.46	$0.76

Diluted	$2.21	$1.06	$3.46	$0.76

Dividends per share	$0.20	$0.17	$0.40	$0.34

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended April 30,
	2014	2013
Operating activities
Net income	$79,859	$17,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,854	30,289
Non-cash stock compensation	7,117	2,359
Deferred income taxes	(3,761)	(144)
Change in assets and liabilities:
Accounts receivable, net	395	(15,070)
Income taxes	2,540	10,577
Inventories	(13,162)	9,322
Prepaid expenses and other assets	(1,143)	199
Accounts payable	(588)	(12,964)
Accrued expenses and other liabilities	(20,437)	(1,578)

Total adjustments	815	22,990

Net cash provided by operating activities	80,674	40,418
Investing activities
Capital expenditures	(66,019)	(28,918)
Net proceeds from sale of property and equipment	369	169

Net cash used in investing activities	(65,650)	(28,749)

Financing activities
Principal payments on capital lease obligations	(394)	(372)
Principal payments on long-term debt	(10,000)	(10,000)
Borrowings from revolving line of credit	0	15,000
Payments on revolving line of credit	0	(15,000)
Proceeds from issuance of restricted stock under stock compensation plans	462	430
Payments from issuance of common stock under stock compensation plans	(2,646)	(1,676)
Tax benefit on vesting of restricted stock grants	1,016	145
Dividends paid	(4,613)	(3,911)

Net cash used in financing activities	(16,175)	(15,384)

Net change in cash and cash equivalents	(1,151)	(3,715)
Cash and cash equivalents at beginning of period	85,563	27,802

Cash and cash equivalents at end of period	$84,412	$24,087

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(4,614)	$(3,913)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2014

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	April 30, 2014	October 31, 2013
	(In thousands)
Live poultry-broilers and breeders	$140,374	$124,260
Feed, eggs and other	36,004	34,949
Processed poultry	24,998	32,139
Prepared chicken	9,438	6,483
Packaging materials	8,203	8,024

	$219,017	$205,855

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2013 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three and six months ended April 30, 2014 was $5,586,000 and $7,117,000, respectively, as compared to total stock based compensation expense of $1,193,000 and $2,359,000 for the three and six months ended April 30, 2013.

During the six months ended April 30, 2014, participants in the Company’s Management Share Purchase Plan elected to receive a total of 8,071 shares of restricted stock at an average price of $74.03 per share instead of a specified percentage of their cash compensation, and the Company issued 1,965 matching restricted shares. During the three and six months ended April 30, 2014, the Company recorded compensation cost, included in the total stock based compensation expense above, of $48,000 and $96,000, respectively, as compared to $49,000 and $100,000 during the three and six months ended April 30, 2013.

On November 1, 2013, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 75,925 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. As of April 30, 2014, the Company could not determine that any of those shares would eventually be earned due to the uncertainties discussed below. The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2013 and 2012. As of April 30, 2014, the aggregate number of shares estimated to be awarded related to the fiscal 2013 performance share agreement totaled 174,597 shares. The actual number of shares that will be awarded for the fiscal 2013 agreement could change materially from that estimate due to the Company’s actual performance during the remaining six months of the performance period ending October 31, 2014, and due to forfeitures. As of April 30, 2014, the aggregate number of shares estimated to be awarded related to the fiscal 2012 performance share agreement totaled 103,184 shares. Since the performance period for the fiscal 2012 agreement is closed, the actual number of shares that will be awarded will change only due to forfeitures during the remaining six months of the service period ending October 31, 2014. During the three and six months ended April 30, 2014, the Company recorded compensation expense of $336,000 and $741,000, included in the total stock based compensation expense above, related to the performance share agreements entered into during fiscal 2012. During the three months ended April 30, 2014, the Company determined that achievement of the applicable performance based criteria for the fiscal 2013 agreement is probable. Accordingly, the three and six months ended April 30, 2014 includes compensation expense of $4,050,000, included in the total stock based compensation expense above, related to the performance share agreements entered into during fiscal 2013, all of which was recognized during the second quarter of fiscal 2014. The Company recorded no compensation expense related to the performance share agreements entered into during fiscal 2014, as it could not determine that achievement of the applicable performance based criteria is probable. During the first six months of fiscal 2013, the Company recorded no compensation expense related to outstanding performance share agreements, as it could not determine that achievement of the applicable performance based criteria was probable at that time. In estimating the compensation expense to record in a period, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements.

On November 1, 2013, the Company granted 75,925 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $65.63 per share and will vest on November 1, 2017. On February 13, 2014, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $72.66 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2014, related to all unvested restricted stock grants totaled 568,900. During the three and six months ended April 30, 2014, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,152,000 and $2,229,000, respectively, related to restricted stock grants, as compared to $1,144,000 and $2,260,000 during the three and six months ended April 30, 2013. The Company had $10.0 million in unrecognized share-based compensation costs as of April 30, 2014, that will be recognized over a weighted average period of 2.0 years.

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

The following table presents earnings per share.

	For the three months ended
	April 30, 2014	April 30, 2013
	(in thousands except per share amounts)
Net Income	$50,988	$24,371
Distributed and undistributed (earnings) to unvested restricted stock	(1,390)	(679)

Distributed and undistributed earnings to common shareholders—Basic	$49,598	$23,692
Weighted average shares outstanding—Basic	22,441	22,371
Weighted average shares outstanding—Diluted	22,441	22,371
Earnings per common share—Basic	$2.21	$1.06
Earnings per common share—Diluted	$2.21	$1.06

	For the six months ended
	April 30, 2014	April 30, 2013
	(in thousands except per share amounts)
Net Income	$79,859	$17,428
Distributed and undistributed (earnings) to unvested restricted stock	(2,198)	$(501)

Distributed and undistributed earnings to common shareholders—Basic	$77,661	$16,927
Weighted average shares outstanding—Basic	22,432	22,343
Weighted average shares outstanding—Diluted	22,432	22,343
Earnings per common share—Basic	$3.46	$0.76
Earnings per common share—Diluted	$3.46	$0.76

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

At April 30, 2014, and October 31, 2013, the fair value of the Company’s cash and short-term cash investments approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.

Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	April 30, 2014		October 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$31.5	$29.8	$42.9	$40.2

NOTE 6—COMMITMENTS AND CONTINGENCIES

On September 19, 2013, the Company announced plans to invest approximately $140.0 million for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction commenced in October 2013. To date, the Company has spent approximately $29.2 million on the project, and we expect to spend the remaining $110.8 million through the second quarter of fiscal 2015. Of the total $140.0 million investment, $109.7 million is budgeted for fiscal 2014, and approximately $24.0 million, including $382,000 of capitalized interest, has been spent during the six months ended April 30, 2014. We expect the remaining fiscal 2014 budgeted amounts to be spent during the six months ended October 31, 2014, which will leave approximately $24.7 million to be spent on the project in fiscal 2015. The remaining expenditures are estimates and are subject to change as the project moves toward completion.

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

NOTE 7—CREDIT AGREEMENT

The Company has a $600.0 million revolving credit facility. The facility limits capital expenditures to $65.0 million for each of fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The credit facility also permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2014, was $517.4 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of April 30 and May 23, 2014, the Company had no outstanding draws under the facility, and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2014, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

May 29, 2014

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

On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit to $600.0 million. The new facility also increases the annual capital expenditure limitation to $65.0 million for fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The new facility permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at April 30, 2014, was $517.4 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.

EXECUTIVE OVERVIEW OF RESULTS

The Company’s margins improved during the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 reflecting significantly lower grain prices offset by slightly lower average sales prices for poultry products. Demand for fresh chicken in the retail grocery store market has been stable, and market prices for product sold to retail grocery store customers are at record high levels. While the Company expects traffic through food service establishments to remain under pressure until employment numbers and consumer confidence improve further, market prices for boneless breast meat and tenders sold to food service customers improved significantly during the second quarter of fiscal 2014 compared to our first quarter of fiscal 2014. We believe this improvement is primarily driven by restricted supply of chicken, as well as the relatively high price of the competing proteins, beef and pork.

Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. During fiscal 2013, both corn and soybean meal stabilized below the highs they set in August 2012, but remained high relative to historical averages. While the 2013 United States corn and soybean crops were planted late as a result of wet weather a year ago, cash market prices for both corn and soybean meal moved lower as we moved into the harvest season during our fourth fiscal quarter of 2013 and, although soybean meal prices moved higher than last year’s prices during our second quarter, corn prices remained well below last year’s prices through the first and second quarters of fiscal 2014. During the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, the average feed cost in broiler flocks processed was 19.1% lower. The Company has priced little of its grain needs past June. Had it priced its remaining fiscal year 2014 needs at May 23, 2014 cash market prices, its costs of feed grains would be approximately $120.8 million lower during fiscal 2014 as compared to fiscal 2013.

While cash market prices and the Company’s costs for feed grains have been and are expected to be lower during fiscal 2014 compared to fiscal 2013, prices have moved higher compared to our first fiscal quarter as a result of tight soybean supplies and the USDA’s estimates of lower than expected domestic supplies of corn. Export demand for both corn and soybeans during 2014 has been robust, and the tight supply of soybeans and USDA’s lower than expected estimate of corn supplies place a premium on favorable growing conditions for United States grain crops during 2014. Unfavorable conditions could result in significantly higher grain costs during the Company’s third and fourth fiscal quarters.

RESULTS OF OPERATIONS

Net sales for the second quarter ended April 30, 2014 were $660.7 million as compared to $621.2 million for the second quarter ended April 30, 2013, an increase of $39.5 million or 6.4%. Net sales of poultry products for the second quarter ended April 30, 2014 and 2013, were $622.3 million and $597.7 million respectively, an increase of $24.6 million or 4.1%. The increase in net sales of poultry products resulted from an 8.1% increase in the pounds of poultry products sold, slightly offset by a 3.7% decrease in the average sales price of poultry products sold. During the second quarter of fiscal 2014, the Company sold 773.1 million pounds of poultry products, up from 714.9 million pounds during the second quarter of fiscal 2013. The increased pounds of poultry products sold resulted from a 6.8% increase in the number of head processed, and a 1.5% increase in the average live weight of poultry processed. Overall, market prices for poultry products decreased during the second quarter of fiscal 2014 as compared to the same quarter of fiscal 2013. Urner Barry average market prices decreased for jumbo wings and bulk leg quarters during the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 by 27.9% and 13.1%, respectively, while average market prices for tenders increased by 17.7% and average market prices for boneless breast meat were relatively flat for the same period. The average Georgia Dock whole bird market price for the second quarter of fiscal 2014 showed improvement and increased by approximately 4.3% over second quarter 2013 levels. Net sales of prepared chicken products for the second quarter ended April 30, 2014 and 2013 were $38.4 million and $23.5 million, respectively, or an increase of 63.3%. This increase resulted from a 70.6% increase in the pounds of prepared chicken products sold, partially offset by a 4.3% decrease in the average sales price of prepared chicken products sold. During the second quarter of fiscal 2014, the Company sold 19.8 million pounds of prepared chicken products, up from 11.6 million pounds during the second quarter of fiscal 2013. The increase in the pounds of prepared chicken products sold was a result of new customers added during the quarter and, to a lesser extent, increased volume sold to existing customers.

Net sales for the first six months of fiscal 2014 were $1,245.6 million as compared to $1,217.0 million for the first six months of fiscal 2013, an increase of $28.6 million, or 2.4%. Net sales of poultry products for the first six months of fiscal 2014 and 2013 were $1,181.2 million and $1,171.9 million, respectively, an increase of $9.4 million or 0.8%. The increase in net sales of poultry products resulted from a 3.8% increase in the pounds of poultry products sold, partially offset by a 2.9% decrease in the average sales price of poultry products sold. During the first six months of fiscal 2014 the Company sold 1,493.5 million pounds of poultry products, up from 1,438.6 million pounds during the first six months of fiscal 2013. The additional pounds of poultry products sold resulted from a 2.2% increase in the number of head processed and a 2.0% increase in the average live weight of poultry processed. Overall, market prices for poultry products decreased during the first six months of fiscal 2014 as compared to the same period during fiscal 2013. Urner Barry average market prices decreased for boneless breast meat, jumbo wings, and bulk leg quarters for the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 by 2.0%, 34.8%, and 14.3%, respectively, while the average market prices for tenders increased by 8.8% for the same period. The average Georgia Dock whole bird market price for the first six months of fiscal 2014 showed improvement when compared to the first six months of fiscal 2013, increasing by approximately 5.4%. Net sales of prepared chicken products for the six months ended April 30, 2014 and 2013 were $64.4 million and $45.1 million, respectively, or an increase of 42.7%. This increase resulted from a 48.2% increase in the pounds of prepared chicken products sold, partially offset by a 3.7% decrease in the average sales price of prepared chicken products sold. During the first six months of fiscal 2014, the Company sold 33.3 million pounds of prepared chicken products, up from 22.5 million pounds during the first six months of fiscal 2013.

Cost of sales for the second quarter of fiscal 2014 was $552.3 million as compared to $562.2 million during the second quarter of fiscal 2013, a decrease of $9.9 million or 1.8%. Cost of sales of poultry products sold during the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 was $516.6 million and $540.2 million, respectively, a decrease of $23.6 million or 4.4%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted from a 19.1% decrease in the costs of feed in broilers processed, or $0.0779 per pound, partially offset by a 8.1% increase in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except per pound data)

	Second Quarter 2014		Second Quarter 2013		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$29,323	$0.4026	$33,896	$0.4813	$(4,573)	$(0.0787)
Feed in broilers processed	252,268	0.3310	288,592	0.4089	(36,324)	(0.0779)
All other cost of sales	260,054	0.3412	244,818	0.3469	15,236	(0.0057)
Less: Ending Inventory	24,998	0.4419	27,083	0.4403	(2,085)	0.0016

Total poultry cost of sales	$516,647	$0.6683	$540,223	$0.7557	$(23,576)	$(0.0874)

Pounds:
Beginning Inventory	72,831		70,420
Poultry processed	762,204		705,824
Poultry sold	773,079		714,885
Ending Inventory	56,564		61,514

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold decreased by $0.0057 per pound processed, or 1.6%, during this year’s second fiscal quarter compared to the same quarter a year ago. Costs of sales of the Company’s prepared chicken products during the second quarter of fiscal 2014 were $35.7 million as compared to $22.0 million during the same quarter a year ago, an increase of $13.7 million, or 62.0%, primarily attributable to a 70.6% increase in the pounds of prepared chicken sold.

Cost of sales for the six months ended April 30, 2014 was $1,068.4 million as compared to $1,147.1 million during the six months ended April 30, 2013, a decrease of $78.7 million, or 6.9%. Cost of sales of poultry products sold for the six months ended April 30, 2014 and 2013 were $1,008.9 million and $1,104.8 million, respectively, a decrease of $95.9 million, or approximately 8.7%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted from a 22.2% decrease in the costs of feed in broilers processed, or $0.0934 per pound, partially offset by a 3.8% increase in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except per pound data)

	Six months ended April 30, 2014		Six months ended April 30, 2013		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$32,139	$0.4736	$32,196	$0.5052	$(57)	$(0.0316)
Feed in broilers processed	488,081	0.3275	604,766	0.4209	(116,685)	(0.0934)
All other cost of sales	513,629	0.3446	494,889	0.3444	18,740	0.0002
Less: Ending Inventory	24,998	0.4419	27,083	0.4403	(2,085)	0.0016

Total poultry cost of sales	$1,008,851	$0.6755	$1,104,768	$0.7680	$(95,917)	$(0.0925)

Pounds:
Beginning Inventory	67,859		63,729
Poultry processed	1,490,521		1,436,823
Poultry sold	1,493,452		1,438,581
Ending Inventory	56,564		61,514

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. Included in these other costs of sales during the six months ended April 30, 2014 is a loss of approximately $1.0 million incurred by the Company as a result of a fire destroying finished goods at a third-party cold storage facility. These non-feed related costs of poultry products sold increased $0.0002 per pound processed, or 0.1%, during the first six months of fiscal 2014 as compared to the same period a year ago. For the six months ended April 30, 2014, costs of sales of the Company’s prepared chicken products were $59.5 million as compared to $42.3 million during the six months ended April 30, 2013, an increase of $17.2 million, or 40.7%, primarily attributable to a 48.2% increase in the pounds of prepared chicken products sold.

The Company recorded the value of live broiler inventories on hand at April 30, 2014 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at April 30, 2014 or April 30, 2013.

Selling, general and administrative costs during the three and six months ended April 30, 2014 were $29.9 million and $53.5 million, respectively. The following table includes the components of selling, general and administrative costs for the three and six months ended April 30, 2014 and 2013.

	Selling, General and Administrative Costs (in thousands)
	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Stock compensation expense	5,489	1,104	6,944	2,158
Trainee expense	2,330	1,334	4,781	2,317
Sanderson Farms Championship expense	1,195	408	2,390	408
Marketing expense	1,713	554	2,866	1,084
Nash County, North Carolina expense	0	0	0	1,795
Start-up expense	1,231	0	1,593	0
All other S,G & A	17,957	16,432	34,940	32,635

Total S,G & A	$29,915	$19,832	$53,514	$40,397

Selling, general and administrative costs increased $10.1 million during the second quarter of fiscal 2014 as compared to the same period a year ago. The increase resulted primarily from $4.4 million in additional stock compensation expense, primarily related to accruals for performance share agreements, as described in Note 3 – Stock Compensation Plans above, a $1.0 million increase in trainee expenses, a $1.9 million increase in marketing and Sanderson Farms Championship expenses, and a $1.2 million increase in start-up expenses related to the new Palestine, Texas complex currently under construction. The increase in trainee expense is attributable to an increase in trainee staff. The Sanderson Farms Championship is a PGA TOUR event for which the Company is committed as the title sponsor for years 2013 through 2016. Given the Company’s commitment to be the title sponsor of the tournament over the next three years, we are committed to increasing the tournament’s exposure for the benefit of the charities it supports, as well as the Company. Accordingly, the Company incurred greater expenses during the second quarter of fiscal 2014 when compared to the second quarter of fiscal 2013.

During the first six months of fiscal 2014, selling, general and administrative costs increased $13.1 million as compared to the first six months of fiscal 2013, reflecting each of the individual areas discussed above, partially offset by a $1.8 million decrease in expenses related to the previously planned construction of a new facility in Nash County, North Carolina. Regarding the planned construction of a new facility in Nash County, North Carolina, the Company previously capitalized approximately $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina, would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.

The Company’s operating income for the three and six months ended April 30, 2014 was $78.5 million and $123.7 million, respectively, as compared to an operating income for the three and six months ended April 30, 2013 of $39.1 million and $29.5 million. The increase in operating income as compared to the same period a year ago resulted from the decreased cost of feed grains during the three and six months ended April 30, 2014, partially offset by the decrease in average sales prices, as described above.

Interest expense during the second quarter and first six months of fiscal 2014 was $0.7 million and $1.7 million, respectively, as compared to interest expense of $1.8 million and $3.6 million for the same periods in fiscal 2013. The decrease in interest expense resulted primarily from lower outstanding debt during the first six months of fiscal 2014 as compared to the same period in fiscal 2013. Additionally, the Company capitalized $382,000 in interest costs related to the construction of the new complex in Palestine, Anderson County, and Freestone County, Texas during the first six months of fiscal 2014, $269,000 of which was capitalized during the second quarter. The Company did not capitalize any interest cost during the first six months of fiscal 2013.

The Company’s effective tax rate for the three and six months ended April 30, 2014 was 34.5% and 34.6%, respectively, as compared to 34.5% and 32.7% for the three and six months ended April 30, 2013. The Company’s effective tax rate for the six months ended April 30, 2013 included an approximate 2% discrete favorable benefit recognized in the period related to legislation enacted during the first quarter of fiscal 2013. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

During the three and six months ended April 30, 2014, the Company’s net income was $51.0 million, or $2.21 per share, and $79.9 million, or $3.46 per share, respectively. For the three and six months ended April 30, 2013, the Company’s net income was $24.4 million, or $1.06 per share, and $17.4 million, or $0.76 per share, respectively.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2014 was $288.2 million and its current ratio, calculated by dividing current assets by current liabilities, was 2.9 to 1. The Company’s working capital and current ratio at October 31, 2013 were $269.2 million and 2.7 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2014 include cash on hand at October 31, 2013, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated October 24, 2013, to, among other things, increase the available credit to $600.0 million from $500.0 million, and to extend the term from February 2016 to October 2018. As of April 30 and May 23, 2014, the Company had no outstanding draws under the facility and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available under the facility.

The Company’s cash position at April 30, 2014 and October 31, 2013 consisted of $84.4 million and $85.6 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at April 30, 2014 and October 31, 2013 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by operating activities during the six months ended April 30, 2014 and 2013, were $80.7 million and $40.4 million, respectively. Cash flows from operating activities increased by $40.3 million, resulting primarily from the lower costs of feed grains experienced by the Company during the first six months of fiscal 2014, partially offset by an increase of approximately $44.6 million in cash paid for income taxes and the payment during the first quarter of fiscal 2014 of $21.5 million in bonuses earned under the Company’s fiscal 2013 bonus award program.

Cash flows used in investing activities during the first six months of fiscal 2014 and 2013 were $65.7 million and $28.7 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2014 were approximately $66.0 million and included approximately $7.4 million for a new Company aircraft and $23.6 million for construction of the Palestine, Texas complex. Capital expenditures for the first six months of fiscal 2013 were $28.9 million.

Cash flows used in financing activities during the six months ended April 30, 2014 and 2013 were $16.2 million and $15.4 million, respectively. During the first six months of fiscal 2014 the Company made the third of five $10.0 million annual installments on the Farm Credit services term loan. During the first six months of fiscal 2013, the Company made the second of five $10.0 million annual installments on the Farm Credit services term loan. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.

The Company’s capital budget for fiscal 2014, excluding operating leases, is approximately $174.4 million. The 2014 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $586.1 million available under the revolving line of credit at April 30, 2014. The fiscal 2014 capital budget includes approximately $109.7 million for construction of the Company’s new Palestine, Texas poultry complex, and the new Company aircraft referred to above. Excluding the budget for the new complex, the fiscal 2014 capital budget is $64.8 million.

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

The Company entered into the new revolving credit facility dated October 24, 2013 to, among other things, increase the available credit to $600.0 million from $500.0 million. The new facility increases the annual capital expenditure limitation from $55.0 million to $65.0 million for fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The new facility also permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. The $140.0 million limit represents an increase from the $125.0 million limit available under the previous agreement. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at April 30, 2014 was $517.4 million. The total committed credit under the facility is $600.0 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of April 30 and May 23, 2014, the Company had no outstanding draws under the facility, and had approximately $13.9 million outstanding in letters of credit, leaving $586.1 million available under the facility.

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

As of April 30, 2014, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at April 30, 2014, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of April 30, 2014. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections, and the Company’s actual results could vary from those estimated.

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

Performance Share Bonus Plans

The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in the outstanding agreements relate to the Company’s average return on equity and average return on sales over a two year performance period. The holder has a three year service period as the holder must be employed by the Company at the end of the third year to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the three year service period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. With respect to the fiscal 2012 and 2013 awards, the Company has accrued $8.2 million as of April 30, 2014, with an additional amount of $2.0 million that could be accrued if the Company determined that it was probable that the maximum amount of those outstanding awards that could be earned would be earned at the end of the requisite service periods. However, because of the volatility of the factors previously discussed, as of April 30, 2014, the Company was unable to determine that it was probable that awards from outstanding agreements entered into during fiscal 2014 would be earned, and therefore it has not accrued any amount for those awards.

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2014, the Company purchased approximately 22.3 million bushels of corn and approximately 205,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $22.3 million in the second quarter of fiscal 2014. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $2.1 million.

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

During the second quarter of fiscal 2014, the Company’s average feed cost per pound of broilers processed totaled $0.3310 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0293, based on the quantity of grain used during the second fiscal quarter of 2014. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0027 during the second fiscal quarter of 2014.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second fiscal quarter of 2014:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2014	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	22.3 million bushels	$1.00 per bushel	$22.3 million	$0.0293/lb. processed

Soybean meal	205,000 tons	$10.00 per ton	$2.1 million	$0.0027/lb. processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was approximately $31.5 million at April 30, 2014. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2014. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in Item 3 of the Company’s Form 10-K for the fiscal year ended October 31, 2013, and in its Form 10-Q for the quarter ended January 31, 2014, two of our former employees filed a complaint on February 16, 2012, alleging violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts against us and seven of our current and former employees in the United States District Court for the Middle District of Georgia. The plaintiffs contend in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages”. The action is brought as a class action lawsuit on behalf of all legally authorized hourly employees that worked at the Moultrie plant in the four years before the filing of the case. The plaintiffs are suing for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.

On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint, but provided the plaintiffs an opportunity to file an Amended Complaint on one of the alleged violations. After an Amended Complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the Amended Complaint on October 29, 2012. On February 5, 2013, the Court granted the Company’s motion to dismiss and entered an Order dismissing the Amended Complaint with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on February 8, 2013. The Brief for Plaintiffs-Appellants was filed on March 19, 2013, and the Brief for Defendants-Appellees was filed on April 22, 2013. The Plaintiffs-Appellants’ Reply Brief was filed May 6, 2013. Oral argument was held on November 20, 2013. On March 7, 2014, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal of the suit.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended October 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal 2014, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
February 1, 2014—February 28, 2014	9,537	$73.07	9,537	1,000,000
March 1, 2014—March 31, 2014	1,753	78.49	1,753	1,000,000
April 1, 2014—April 30, 2014	—	—	—	1,000,000

Total	11,290	$74.91	11,290	1,000,000

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.
[2]	On February 24, 2014, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to 1 million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on February 24, 2017. Unlike the Company’s previous share repurchase programs, the Company’s repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2014 general repurchase plan.
[3]	Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

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

Exhibit 10 Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2013. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: May 29, 2014	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 29, 2014	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2013. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.