Form 10-Q
period 2014-07-31
SANDERSON FARMS INC
filed 2014-08-26
CIK 812128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 23,070,832 shares outstanding as of August 21, 2014.

INDEX

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

	July 31, 2014	October 31, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$139,331	$85,563
Accounts receivable, net	115,231	108,980
Inventories	217,848	205,855
Deferred income taxes	0	478
Prepaid expenses and other current assets	35,842	29,867

Total current assets	508,252	430,743
Property, plant and equipment	1,131,669	1,035,044
Less accumulated depreciation	(576,193)	(546,578)

	555,476	488,466
Other assets	4,727	5,436

Total assets	$1,068,455	$924,645

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$83,212	$81,418
Accrued expenses	68,537	58,271
Accrued income taxes	16,776	11,055
Current maturities of long-term debt	10,000	10,799
Deferred income taxes	383	0

Total current liabilities	178,908	161,543
Long-term debt, less current maturities	10,000	29,414
Claims payable	10,900	9,000
Deferred income taxes	46,093	53,089
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—23,071,232 and 23,016,241 at July 31, 2014 and October 31, 2013, respectively	23,071	23,016
Paid-in capital	151,284	142,482
Retained earnings	648,199	506,101

Total stockholders’ equity	822,554	671,599

Total liabilities and stockholders’ equity	$1,068,455	$924,645

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Net sales	$768,395	$738,964	$2,013,995	$1,955,919
Cost and expenses:
Cost of sales	607,003	605,018	1,675,399	1,752,118
Selling, general and administrative	45,687	29,505	99,201	69,902

	652,690	634,523	1,774,600	1,822,020

Operating Income	115,705	104,441	239,395	133,899
Other income (expense):
Interest income	15	5	37	12
Interest expense	(439)	(1,365)	(2,091)	(4,977)
Other	1	(17)	49	34

	(423)	(1,377)	(2,005)	(4,931)

Income before income taxes	115,282	103,064	237,390	128,968
Income tax expense	39,202	35,145	81,451	43,621

Net income	$76,080	$67,919	155,939	$85,347

Earnings per share:
Basic	$3.30	$2.95	$6.76	$3.71

Diluted	$3.30	$2.95	$6.76	$3.71

Dividends per share	$0.20	$0.17	$0.60	$0.51

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended July 31,
	2014	2013
Operating activities
Net income	$155,939	$85,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,635	46,187
Non-cash stock compensation	9,937	5,707
Provision for losses on accounts receivable	0	104
Deferred income taxes	(6,135)	1,424
Change in assets and liabilities:
Accounts receivable, net	(6,251)	(20,826)
Income taxes	5,721	33,365
Inventories	(11,993)	(5,431)
Prepaid expenses and other assets	(5,908)	(5,183)
Accounts payable	(2,820)	76
Accrued expenses and other liabilities	12,166	15,738

Total adjustments	41,352	71,161

Net cash provided by operating activities	197,291	156,508
Investing activities
Capital expenditures	(113,371)	(39,728)
Net proceeds from sale of property and equipment	368	169

Net cash used in investing activities	(113,003)	(39,559)
Financing activities
Principal payments on capital lease obligations	(10,213)	(563)
Principal payments on long-term debt	(10,000)	(10,000)
Borrowings from revolving line of credit	0	15,000
Payments on revolving line of credit	0	(77,500)
Proceeds from issuance of restricted stock under stock compensation plans	680	625
Payments from issuance of common stock under stock compensation plans	(2,776)	(1,756)
Tax benefit on vesting of restricted stock grants	1,016	145
Dividends paid	(9,227)	(7,824)

Net cash used in financing activities	(30,520)	(81,873)

Net change in cash and cash equivalents	53,768	35,076
Cash and cash equivalents at beginning of period	85,563	27,802

Cash and cash equivalents at end of period	$139,331	$62,878

Supplemental disclosure of non-cash financing activity:
Dividends payable	$(4,614)	$(3,912)

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2014

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

	July 31, 2014	October 31, 2013
	(In thousands)
Live poultry-broilers and breeders	$143,247	$124,260
Feed, eggs and other	36,630	34,949
Processed poultry	21,623	32,139
Prepared chicken	7,934	6,483
Packaging materials	8,414	8,024

	$217,848	$205,855

NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2013 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three and nine months ended July 31, 2014 was $2,820,000 and $9,937,000, respectively, as compared to total stock based compensation expense of $3,348,000 and $5,707,000 for the three and nine months ended July 31, 2013.

During the nine months ended July 31, 2014, participants in the Company’s Management Share Purchase Plan elected to receive a total of 10,304 shares of restricted stock at an average price of $79.05 per share instead of a specified percentage of their cash compensation, and the Company issued 2,498 matching restricted shares. During the three and nine months ended July 31, 2014, the Company recorded compensation cost, included in the total stock based compensation expense above, of $51,000 and $147,000, respectively, as compared to $49,000 and $149,000 during the three and nine months ended July 31, 2013.

On November 1, 2013, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 75,925 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. As of July 31, 2014, the Company could not determine that any of those shares would eventually be earned due to the uncertainties discussed below. The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2012 and November 1, 2011. Each cycle of performance shares is subject to a two-year performance period and an additional one-year service-based vesting period. As of July 2014, the aggregate number of shares estimated to be awarded related to the November 1, 2012 performance share agreements totaled 188,298 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company’s actual performance during the remaining three months of the performance period ending October 31, 2014, and due to potential forfeitures. As of July 31, 2014, the aggregate number of shares estimated to be awarded related to the November 1, 2011 performance share agreement totaled 102,653 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining three months of the service period ending October 31, 2014. During the three and nine months ended July 31, 2014, the Company recorded compensation expense of $393,000 and $1,134,000, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2011, as compared to $2,200,000 during the three and nine months ended July 31, 2013. During the second quarter of fiscal 2014, the Company determined that achievement of the applicable performance based criteria for the November 1, 2012 agreement is probable.

Accordingly, the three and nine months ended July 31, 2014 include compensation expense of $1,070,000 and $5,120,000, respectively, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2012. The Company recorded no compensation expense related to the performance share agreements entered into on November 1, 2013, as it could not determine that achievement of the applicable performance based criteria is probable. In estimating the compensation expense to record in a period, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements.

On November 1, 2013, the Company granted 75,925 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $65.63 per share and will vest on November 1, 2017. On February 13, 2014, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $72.66 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2014, related to all unvested restricted stock grants totaled 567,450. During the three and nine months ended July 31, 2014, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,306,000 and $3,536,000, respectively, related to restricted stock grants, as compared to $1,099,000 and $3,358,000 during the three and nine months ended July 31, 2013. The Company had $8.5 million in unrecognized share-based compensation costs as of July 31, 2014, that will be recognized over a weighted average remaining vesting period of 1.5 years.

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

The following table presents earnings per share.

	For the three months ended
	July 31, 2014	July 31, 2013
	(in thousands except per share amounts)
Net Income	$76,080	$67,919
Distributed and undistributed (earnings) to unvested restricted stock	(2,056)	(1,873)

Distributed and undistributed earnings to common shareholders—Basic	$74,024	$66,046
Weighted average shares outstanding—Basic	22,448	22,380
Weighted average shares outstanding—Diluted	22,448	22,380
Earnings per common share—Basic	$3.30	$2.95
Earnings per common share—Diluted	$3.30	$2.95

	For the nine months ended
	July 31, 2014	July 31, 2013
	(in thousands except per share amounts)
Net Income	$155,939	$85,347
Distributed and undistributed (earnings) to unvested restricted stock	(4,267)	(2,445)

Distributed and undistributed earnings to common shareholders—Basic	$151,672	$82,902
Weighted average shares outstanding—Basic	22,437	22,356
Weighted average shares outstanding—Diluted	22,437	22,356
Earnings per common share—Basic	$6.76	$3.71
Earnings per common share—Diluted	$6.76	$3.71

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

At July 31, 2014, and October 31, 2013, the fair value of the Company’s cash and short-term cash investments approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.

Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	July 31, 2014		October 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$21.6	$20.0	$42.9	$40.2

NOTE 6—COMMITMENTS AND CONTINGENCIES

On September 19, 2013, the Company announced plans to invest approximately $140.0 million for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction commenced in October 2013. To date, the Company has spent approximately $62.7 million on the project, and we expect to spend the remaining $77.3 million through the first half of fiscal 2015. Of the total $140.0 million investment, $109.7 million is budgeted for fiscal 2014, and approximately $57.0 million, including $778,000 of capitalized interest, has been spent during the nine months ended July 31, 2014. We expect the remaining fiscal 2014 budgeted amounts to be spent during the three months ended October 31, 2014, which will leave approximately $24.6 million to be spent on the project in fiscal 2015. The remaining expenditures are estimates and are subject to change as the project moves toward completion.

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

NOTE 7—CREDIT AGREEMENT

The Company has a $600.0 million revolving credit facility. The facility limits capital expenditures to $65.0 million for each of fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The credit facility also permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2014, was $560.5 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of July 31 and August 22, 2014, the Company had no outstanding draws under the facility, and had approximately $13.8 million outstanding in letters of credit, leaving $586.2 million available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanderson Farms, Inc.

We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2014, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

August 26, 2014

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

On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit to $600.0 million. The new facility also increases the annual capital expenditure limitation to $65.0 million for fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The new facility permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at July 31, 2014, was $560.5 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.

EXECUTIVE OVERVIEW OF RESULTS

The Company’s margins improved during the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 reflecting significantly lower grain prices and slightly higher average sales prices for poultry products. Demand for fresh chicken in the retail grocery store market has been stable, and market prices for product sold to retail grocery store customers are at record high levels. While traffic through food service establishments remains under pressure due to relatively weak employment numbers and consumer confidence, market prices for boneless breast meat and tenders sold to food service customers improved significantly during the third quarter of fiscal 2014 compared to our second quarter of fiscal 2014. We believe this improvement is primarily driven by restricted supply of chicken and the relatively high price of the competing proteins.

Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. During fiscal 2013, both corn and soybean meal stabilized below the highs they set in August 2012, but remained high relative to historical averages. While the 2013 United States corn and soybean crops were planted late as a result of wet weather a year ago, cash market prices for both corn and soybean meal moved lower as we moved into the harvest season during our fourth fiscal quarter of 2013 and, although soybean meal prices moved higher than last year’s prices during our third quarter of 2014, corn prices remained well below last year’s prices through the first nine months of fiscal 2014. During the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, the average feed cost in broiler flocks processed was 10.8% lower. The Company has priced little of its grain needs past August 2014. Had it priced its remaining fiscal year 2014 needs at August 21, 2014 cash market prices, its costs of feed grains would be approximately $193.8 million lower during fiscal 2014 as compared to fiscal 2013.

While cash market prices and the Company’s costs for feed grains have been and are expected to be lower during fiscal 2014 compared to fiscal 2013, soybean meal prices have moved higher compared to our third fiscal quarter of 2013 as a result of tight soybean supplies. Favorable growing conditions in the United States have fueled optimism for robust corn and soybean yields from the 2014 crops, and futures contracts on the Chicago Board of Trade for both corn and soybean meal have trended lower for the balance of calendar 2014 and into 2015. If these trends continue, the Company could experience lower grain costs for the balance of this fiscal year and fiscal 2015. However, these trends could reverse if unfavorable weather conditions develop before harvest.

RESULTS OF OPERATIONS

Net sales for the third quarter ended July 31, 2014 were $768.4 million as compared to $739.0 million for the third quarter ended July 31, 2013, an increase of $29.4 million or 4.0%. Net sales of poultry products for the third quarter ended July 31, 2014 and 2013, were $722.6 million and $712.1 million respectively, an increase of $10.5 million or 1.5%. The increase in net sales of poultry products resulted from a 1.3% increase in the pounds of poultry products sold, and a slight 0.2% increase in the average sales price of poultry products sold. During the third quarter of fiscal 2014, the Company sold 780.6 million pounds of poultry products, up from 770.8 million pounds during the third quarter of fiscal 2013. The increased pounds of poultry products sold resulted from a 15.1 million pound decrease in finished goods inventory during the quarter. The pounds sold from inventory were offset by a 1.7% decrease in the number of head processed, and a 0.2% decrease in the average live weight of poultry processed. Overall, market prices for poultry products increased during the third quarter of fiscal 2014 as compared to the same quarter of fiscal 2013. Urner Barry average market prices increased for boneless breast meat and tenders during the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 by 2.0% and 26.2%, respectively, while average market prices decreased for jumbo wings and bulk leg quarters during the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 by 10.9% and 3.7%, respectively. The average Georgia Dock whole bird market price for the third quarter of fiscal 2014 showed improvement and increased by approximately 5.3% over third quarter 2013 levels. Net sales of prepared chicken products for the third quarter ended July 31, 2014 and 2013 were $45.7 million and $26.8 million, respectively, or an increase of 70.5%. This increase resulted from a 61.6% increase in the pounds of prepared chicken products sold, and a 5.5% increase in the average sales price of prepared chicken products sold. During the third quarter of fiscal 2014, the Company sold 21.7 million pounds of prepared chicken products, up from 13.4 million pounds during the third quarter of fiscal 2013. The increase in the pounds of prepared chicken products sold was a result of new customers added during the current fiscal year and, to a lesser extent, increased volume sold to existing customers.

Net sales for the first nine months of fiscal 2014 were $2,014.0 million as compared to $1,955.9 million for the first nine months of fiscal 2013, an increase of $58.1 million, or 3.0%. Net sales of poultry products for the first nine months of fiscal 2014 and 2013 were $1,903.9 million and $1,884.0 million, respectively, an increase of $19.9 million or 1.1%. The increase in net sales of poultry products resulted from a 2.9% increase in the pounds of poultry products sold, offset by a 1.8% decrease in the average sales price of poultry products sold. During the first nine months of fiscal 2014 the Company sold 2,274.1 million pounds of poultry products, up from 2,209.4 million pounds during the first nine months of fiscal 2013. The additional pounds of poultry products sold resulted from a 0.9% increase in the number of head processed, a 1.3% increase in the average live weight of poultry processed, and a 26.4 million pound decrease in finished goods inventory during the quarter. Overall, market prices for poultry products decreased during the first nine months of fiscal 2014 as compared to the same period during fiscal 2013. Urner Barry average market prices decreased for boneless breast meat, jumbo wings, and bulk leg quarters for the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 by 0.4%, 28.0%, and 10.6%, respectively, while the average market prices for tenders increased by 15.6% for the same period. The average Georgia Dock whole bird market price for the first nine months of fiscal 2014 showed improvement when compared to the first nine months of fiscal 2013, increasing by approximately 5.2%. Net sales of prepared chicken products for the nine months ended July 31, 2014 and 2013 were $110.1 million and $71.9 million, respectively, or an increase of 53.0%. This increase resulted from a 53.2% increase in the pounds of prepared chicken products sold, partially offset by a 0.1% decrease in the average sales price of prepared chicken products sold. During the first nine months of fiscal 2014, the Company sold 55.0 million pounds of prepared chicken products, up from 35.9 million pounds during the first nine months of fiscal 2013.

Cost of sales for the third quarter of fiscal 2014 was $607.0 million as compared to $605.0 million during the third quarter of fiscal 2013, an increase of $2.0 million or 0.3%. Cost of sales of poultry products sold during the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 was $562.5 million and $579.4 million, respectively, a decrease of $16.9 million or 2.9%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted from a 10.8% decrease in the costs of feed in broilers processed, or $0.0435 per pound, partially offset by a 1.3% increase in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except per pound data)

	Third Quarter 2014		Third Quarter 2013		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$24,998	$0.4419	$27,083	$0.4403	$(2,085)	$0.0016
Feed in broilers processed	278,179	0.3611	315,575	0.4046	(37,396)	(0.0435)
All other cost of sales	280,969	0.3647	268,173	0.3438	12,796	0.0209
Less: Ending Inventory	21,623	0.5213	31,434	0.4569	(9,811)	0.0644

Total poultry cost of sales	$562,523	$0.7206	$579,397	$0.7517	$(16,874)	$(0.0311)

Pounds:
Beginning Inventory	56,564		61,514
Poultry processed	770,412		779,949
Poultry sold	780,614		770,776
Ending Inventory	41,479		68,800

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During the third quarter of fiscal 2014, other costs of sales of poultry products also include approximately $9.2 million of charges related to the Company’s bonus award program, as compared to approximately $4.1 million during the third quarter of fiscal 2013. These non-feed related costs of poultry products sold increased by $0.0209 per pound processed, or 6.1%, during this year’s third fiscal quarter compared to the same quarter a year ago. Excluding the effects of the bonus award program in each period, the non-feed related costs increased by $0.0142 per pound processed, or 4.2%, year over year. Costs of sales of the Company’s prepared chicken products during the third quarter of fiscal 2014 were $44.5 million as compared to $25.6 million during the same quarter a year ago, an increase of $18.9 million, or 73.6%, primarily attributable to a 61.6% increase in the pounds of prepared chicken sold.

Cost of sales for the nine months ended July 31, 2014 was $1,675.4 million as compared to $1,752.1 million during the nine months ended July 31, 2013, a decrease of $76.7 million, or 4.4%. Cost of sales of poultry products sold for the nine months ended July 31, 2014 and 2013 were $1,571.4 million and $1,684.2 million, respectively, a decrease of $112.8 million, or approximately 6.7%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted from a 18.4% decrease in the costs of feed in broilers processed, or $0.0763 per pound, partially offset by a 2.9% increase in the pounds of poultry products sold.

Poultry Cost of Sales

(In thousands, except per pound data)

	Nine months ended		Nine months ended
	July 31, 2014		July 31, 2013		Incr/(Decr)
Description	Dollars	Per lb.	Dollars	Per lb.	Dollars	Per lb.
Beginning Inventory	$32,139	$0.4736	$32,196	$0.5052	$(57)	$(0.0316)
Feed in broilers processed	766,260	0.3389	920,341	0.4152	(154,081)	(0.0763)
All other cost of sales	794,598	0.3514	763,062	0.3442	31,536	0.0072
Less: Ending Inventory	21,623	0.5213	31,434	0.4569	(9,811)	0.0644

Total poultry cost of sales	$1,571,374	$0.6910	$1,684,165	$0.7623	$(112,791)	$(0.0713)

Pounds:
Beginning Inventory	67,859		63,729
Poultry processed	2,260,933		2,216,772
Poultry sold	2,274,066		2,209,357
Ending Inventory	41,479		68,800

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During the nine months ended July 31, 2014, other costs of sales also include approximately $9.2 million of charges related to the Company’s bonus award program, as compared to approximately $4.1 million during the nine months ended July 31, 2013. Also included in these other costs of sales during the nine months ended July 31, 2014 is a loss of approximately $1.0 million incurred by the Company as a result of a fire destroying finished goods at a third-party cold storage facility. These non-feed related costs of poultry products sold increased $0.0072 per pound processed, or 2.1%, during the first nine months of fiscal 2014 as compared to the same period a year ago. Excluding the effects of the bonus award program in each period, and the $1.0 million loss of finished goods during the nine months ended July 31, 2014, the non-feed related costs increased by $0.0046 per pound processed, or 1.3%, year over year. For the nine months ended July 31, 2014, costs of sales of the Company’s prepared chicken products were $104.0 million as compared to $68.0 million during the nine months ended July 31, 2013, an increase of $36.0 million, or 53.1%, primarily attributable to a 53.2% increase in the pounds of prepared chicken products sold.

The Company recorded the value of live broiler inventories on hand at July 31, 2014 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at July 31, 2014 or July 31, 2013.

Selling, general and administrative costs during the three and nine months ended July 31, 2014 were $45.7 million and $99.2 million, respectively. The following table includes the components of selling, general and administrative costs for the three and nine months ended July 31, 2014 and 2013.

	Selling, General and Administrative Costs (in thousands)
	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
ESOP expense	$10,950	$5,500	$10,950	$5,500
Bonus award program expense	5,926	2,255	5,926	2,255
Marketing expense	2,984	532	5,850	1,616
Stock compensation expense	2,760	3,295	9,704	5,454
Trainee expense	2,456	1,543	7,237	3,860
Start-up expense	1,886	0	3,479	0
Sanderson Farms Championship expense	1,195	982	3,585	1,390
Nash County, North Carolina expense	0	0	0	1,795
Uncollectible accounts	0	104	0	104
All other S,G & A	17,530	15,294	52,470	47,928

Total S,G & A	$45,687	$29,505	$99,201	$69,902

Selling, general and administrative costs increased $16.2 million during the third quarter of fiscal 2014 as compared to the same period a year ago. The increase resulted primarily from a $5.5 million increase in the accrual related to the Company’s Employee Stock Ownership Plan, a $3.7 million increase in the accrual related to the Company’s bonus award program, a $1.0 million increase in trainee expenses, a $2.5 million increase in marketing expenses, and a $1.9 million increase in start-up expenses related to the new Palestine, Texas complex currently under construction. The increase in marketing expense results from the Company’s decision to launch a new series of television advertisements during 2014 to build brand recognition and loyalty, which campaign is expected to continue in fiscal 2015. The increase in trainee expense is attributable to an increase in trainee staff.

During the first nine months of fiscal 2014, selling, general and administrative costs increased $29.3 million as compared to the first nine months of fiscal 2013, reflecting a $4.3 million increase in stock compensation expense attributable to the performance share awards discussed in Note 3 — Stock Compensation Plans, a $2.2 million increase in Sanderson Farms Championship expenses, and each of the individual areas discussed above, partially offset by a $1.8 million decrease in expenses related to the previously planned construction of a new facility in Nash County, North Carolina. The Sanderson Farms Championship is a PGA TOUR event for which the Company is committed as the title sponsor for years 2013 through 2016. Given the Company’s commitment to be the title sponsor of the tournament over the next three years, we are committed to increasing the tournament’s exposure for the benefit of the charities it supports, as well as the Company. Accordingly, the Company incurred greater expenses related to the tournament during the first nine months of fiscal 2014 when compared to the first nine months of fiscal 2013. Regarding the planned construction of a new facility in Nash County, North Carolina, the Company previously capitalized approximately $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina, would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.

The Company’s operating income for the three and nine months ended July 31, 2014 was $115.7 million and $239.4 million, respectively, as compared to an operating income for the three and nine months ended July 31, 2013 of $104.4 million and $133.9 million. The increase in operating income as compared to the same period a year ago resulted primarily from the decreased cost of feed grains during the three and nine months ended July 31, 2014.

Interest expense during the third quarter and first nine months of fiscal 2014 was $0.4 million and $2.1 million, respectively, as compared to interest expense of $1.4 million and $5.0 million for the same periods in fiscal 2013. The decrease in interest expense resulted primarily from lower outstanding debt during the first nine months of fiscal 2014 as compared to the same period in fiscal 2013. Additionally, the Company capitalized $778,000 in interest costs related to the construction of the new complex in Palestine, Anderson County, and Freestone County, Texas during the first nine months of fiscal 2014, $396,000 of which was capitalized during the third quarter. The Company did not capitalize any interest cost during the first nine months of fiscal 2013.

The Company’s effective tax rate for the three and nine months ended July 31, 2014 was 34.0% and 34.3%, respectively, as compared to 34.1% and 33.8% for the three and nine months ended July 31, 2013. The Company’s effective tax rate for the nine months ended July 31, 2013 included an approximate 0.4% discrete favorable benefit recognized in the period related to legislation enacted during the first quarter of fiscal 2013. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

During the three and nine months ended July 31, 2014, the Company’s net income was $76.1 million, or $3.30 per share, and $155.9 million, or $6.76 per share, respectively. For the three and nine months ended July 31, 2013, the Company’s net income was $67.9 million, or $2.95 per share, and $85.3 million, or $3.71 per share, respectively.

Liquidity and Capital Resources

The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2014 was $329.3 million and its current ratio, calculated by dividing current assets by current liabilities, was 2.8 to 1. The Company’s working capital and current ratio at October 31, 2013 were $269.2 million and 2.7 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2014 include cash on hand at October 31, 2013, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated October 24, 2013, to, among other things, increase the available credit to $600.0 million from $500.0 million, and to extend the term from February 2016 to October 2018. As of July 31 and August 22, 2014, the Company had no outstanding draws under the facility and had approximately $13.8 million outstanding in letters of credit, leaving $586.2 million available under the facility.

The Company’s cash position at July 31, 2014 and October 31, 2013 consisted of $139.3 million and $85.6 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at July 31, 2014 and October 31, 2013 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.

Cash flows provided by operating activities during the nine months ended July 31, 2014 and 2013, were $197.3 million and $156.5 million, respectively. Cash flows from operating activities increased by $40.8 million, resulting primarily from the lower costs of feed grains experienced by the Company during the first nine months of fiscal 2014, partially offset by an increase of approximately $72.2 million in cash paid for income taxes and the payment during the first quarter of fiscal 2014 of $21.5 million in bonuses earned under the Company’s fiscal 2013 bonus award program.

Cash flows used in investing activities during the first nine months of fiscal 2014 and 2013 were $113.0 million and $39.6 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2014 were approximately $113.4 million, and included approximately $7.4 million for a new Company aircraft and $57.0 million for construction of the Palestine, Texas complex. Capital expenditures for the first nine months of fiscal 2013 were $39.7 million.

Cash flows used in financing activities during the nine months ended July 31, 2014 and 2013 were $30.5 million and $81.9 million, respectively. During the first nine months of fiscal 2014 the Company made the third of five $10.0 million annual installments on the Farm Credit services term loan, and completed an early purchase option of an aircraft that was previously held as a capital lease. During the first nine months of fiscal 2013, the Company made the second of five $10.0 million annual installments on the Farm Credit services term loan. Related to its revolving credit facility, the Company made no change to the net outstanding borrowings during the first nine months of fiscal 2014, compared to a reduction in net outstanding borrowings of $62.5 million during the first nine months of fiscal 2013.

The Company’s capital budget for fiscal 2014, excluding operating leases, is approximately $178.2 million. The 2014 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $586.2 million available under the revolving line of credit at July 31, 2014. The fiscal 2014 capital budget includes approximately $109.7 million for construction of the Company’s new Palestine, Texas poultry complex, and the new Company aircraft referred to above. Excluding the budget for the new complex, the fiscal 2014 capital budget is $68.5 million.

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

The Company entered into the new revolving credit facility dated October 24, 2013 to, among other things, increase the available credit to $600.0 million from $500.0 million. The new facility increases the annual capital expenditure limitation from $55.0 million to $65.0 million for fiscal years 2014 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, is $75.0 million. The new facility also permits the Company to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. The $140.0 million limit represents an increase from the $125.0 million limit available under the previous agreement. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by 5% in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The amendment also sets a minimum net worth requirement that at July 31, 2014 was $560.5 million.

The credit is unsecured and, unless extended, will expire on October 24, 2018. As of July 31 and August 22, 2014, the Company had no outstanding draws under the facility, and had approximately $13.8 million outstanding in letters of credit, leaving $586.2 million available under the facility.

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

As of July 31, 2014, the Company’s inventory of live broilers was recorded at cost. Any required reserve would be determined by comparing the accumulated cost of live poultry inventories of broilers at July 31, 2014, plus the estimated remaining costs of their grow-out, processing, marketing and sale, to the ultimate expected sales prices of finished products resulting from the processing of such broiler inventories. Had such estimated cost exceeded the estimated sales price, an adjustment to record inventory at market value would have been necessary. If an adjustment were determined to be appropriate, the value of no individual live broiler flock would be reduced by an amount greater than its accumulated cost as of July 31, 2014. The Company used the latest available information in making these estimates, including the expected cost of grain needed to complete the grow-out of live inventories and the expected market prices for the finished products. However, as with any sensitive estimate, there are uncertainties inherent in making forward-looking projections, and the Company’s actual results could vary from those estimated.

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

Performance Share Bonus Plans

The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in the outstanding agreements relate to the Company’s average return on equity and average return on sales over a two year performance period. There is an additional one-year service period during which the holder must be employed by the Company to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the total three year vesting period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the awards. The accounting for these awards requires the Company to accrue over the three year vesting period the estimated amounts of the shares that will be earned with adjustments made during the service period using the cumulative catch up method. With respect to the fiscal 2012 and 2013 awards, the Company has accrued $9.7 million as of July 31, 2014, which is the maximum amount that could be accrued based on the Company’s determination that it is probable that the maximum amount of those outstanding awards that could be earned would be earned at the end of the requisite periods. However, because of the volatility of the factors previously discussed, as of July 31, 2014, the Company was unable to determine that it was probable that awards from outstanding agreements entered into during fiscal 2014 would be earned, and therefore it has not accrued any amount for those awards. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2014 agreements would be earned, an additional $2.4 million would have been accrued as of July 31, 2014.

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

Generally, the Company commits to purchase feed ingredients for deferred delivery from one month to nine months after the time of the commitment. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The grain purchases are made directly with our usual grain suppliers, which are companies in the business of regularly supplying grain to end users, and do not involve options to purchase. Such purchases occur when senior management concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, management believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by management in determining whether or not and to what extent to commit to buy grain for deferred delivery include:

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

Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2014, the Company purchased approximately 22.9 million bushels of corn and approximately 192,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $22.9 million in the third quarter of fiscal 2014. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $1.9 million.

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

During the third quarter of fiscal 2014, the Company’s average feed cost per pound of broilers processed totaled $0.3611 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0297, based on the quantity of grain used during the third fiscal quarter of 2014. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during the third fiscal quarter of 2014.

The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third fiscal quarter of 2014:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2014	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	22.9 million bushels	$1.00 per bushel	$22.9 million	$0.0297/lb. processed
Soybean meal	192,000 tons	$10.00 per ton	$1.9 million	$0.0025/lb. processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was approximately $21.6 million at July 31, 2014. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2014. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings .

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

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products are sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 10.6% of our gross sales in fiscal 2013 were to export markets, including $41.4 million to Russia, $77.0 million to Mexico and $55.8 million to China. Any disruption to the export markets, such as trade embargos, tariffs, import bans, duties or quotas could materially impact our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.

On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. A challenge to China’s anti-dumping determination was filed by the U.S. Government with the World Trade Organization (WTO), which ruled in favor of the U.S. on September 25, 2013. China did not appeal the WTO ruling. On July 8, 2014, China announced that it had re-investigated charges that United States chicken exporters dump product in the China domestic market, causing substantial harm to the local industry. Despite the WTO’s findings, China announced that its re-investigation revealed that United States exporters continue to dump product into the local China market. While China announced lower anti-dumping tariffs on certain United States producers in its July 8, 2014 announcement, the tariffs actually increased on most United States producers, including Sanderson Farms. The United States government continues to believe that the WTO ruling was correct and that China’s anti-dumping determination lacks merit. Accordingly, the United States government intends to challenge China’s most recent actions at the WTO, but no ruling from the WTO is expected for several months following the challenge.

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

On August 8, 2014, Russia announced economic sanctions against countries that have imposed economic sanctions on Russia in response to Russia’s recent actions in Ukraine. The Russian sanctions include a ban on imports of chicken from the United States. During fiscal 2013, Sanderson Farms sold approximately 88.8 million pounds of chicken for approximately $41.4 million to customers who resold the product in Russia. Unlike previous Russian bans on United States poultry imports when Russia represented a much larger share of total industry exports, the current ban is expected to have a relatively smaller impact because Russia represented only 7% of total United States exports of chicken during calendar 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of fiscal 2014, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
May 1, 2014—May 31, 2014	—	$—	—	1,000,000
June 1, 2014—June 30, 2014	1,334	97.20	1,334	1,000,000
July 1, 2014—July 31, 2014	—	—	—	1,000,000

Total	1,334	$97.20	1,334	1,000,000

[1]	All purchases were made pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the minimum withholding obligation.
[2]	On February 24, 2014, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to 1 million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on February 24, 2017. Unlike the Company’s previous share repurchase programs, the Company’s repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2014 general repurchase plan.
[3]	Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

Item 6.	Exhibits

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

SANDERSON FARMS, INC.
(Registrant)

Date: August 26, 2014	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: August 26, 2014	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Registrant dated October 19, 1978. (Incorporated by reference to Exhibit 4.1 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.2	Articles of Amendment, dated March 23, 1987, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.2 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.3	Articles of Amendment, dated April 21, 1989, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.3 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant dated April 21, 1989. (Incorporated by reference to Exhibit 4.4 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.5	Article of Amendment, dated February 20, 1992, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.5 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.6	Article of Amendment, dated February 27, 1997, to the Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 4.6 filed with the registration statement on Form S-8 filed by the Registrant on July 15, 2002, Registration No. 333-92412.)

3.7	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.