Form 10-K
period 2014-10-31
SANDERSON FARMS INC
filed 2014-12-18
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2014

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 1-14977
___________________________
SANDERSON FARMS, INC.
(Exact name of registrant as specified in its charter)
___________________________

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
___________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $1,794,360,036.
Number of shares outstanding of the Registrant’s common stock as of December 12, 2014: 23,152,217 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2014, which is the year for which this Annual Report is filed.
Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Report, which is December 18, 2014.
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
The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2014, the Registrant processed approximately 452 million chickens, or over 3.0 billion dressed pounds. According to 2014 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant’s chicken operations presently encompass 8 hatcheries, 7 feed mills and 9 processing plants, and those figures do not include the facilities at its new Palestine, Texas complex. The Registrant began operations at the new Palestine hatchery in November 2014, and expects to begin processing chickens at the new processing plant in February 2015.
The Registrant has contracts with operators of approximately 609 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 185 breeder farms.
The Company’s prepared chicken product line includes approximately 130 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1997, this expansion included the expansion of the Registrant’s Hammond, Louisiana processing facility; the construction of new wastewater facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities; the addition of second shifts at the Hammond, Louisiana and the Laurel, Hazlehurst, and Collins, Mississippi processing facilities; the expansion of freezer and production capacity at its prepared chicken facility in Flowood, Mississippi; the expansion of freezer capacity at its Hammond, Louisiana, and its Laurel and Collins, Mississippi processing facilities; the addition of deboning capabilities at all of the Registrant’s poultry processing facilities; the construction and start-up of its McComb, Mississippi and Bryan, Texas production and processing facilities, including a hatchery, a feed mill, a processing plant, and a wastewater treatment facility for each complex; and the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.

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
In January 2011, the Company began initial operations at a new poultry processing complex in Kinston, North Carolina. The complex consists of a hatchery, feed mill, processing plant, and wastewater facility with the capacity to process 1.25 million chickens per week for the retail chill pack market. The facility reached near full capacity during March 2012.
On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of its next poultry complex, and construction of the complex began on or about October 1, 2013. The new complex will consist of a feed mill, hatchery, processing plant and wastewater facility with the capacity to process 1.25 million chickens per week for the big bird deboning market. Before the complex can become fully operational, we will need to enter into contracts with a sufficient number of growers and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.
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
Capital expenditures for fiscal 2014 were funded by cash on hand at November 1, 2013, and cash provided by operations during fiscal 2014. On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit from $500.0 million to $600.0 million. The new facility also increased the annual capital expenditure limitation to $65.0 million for fiscal years 2013 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, was $75.0 million. On October 29, 2014, the Company entered into an amendment to the existing agreement's capital expenditure covenants. The amendment increased the annual capital expenditure limitation to $75.0 million, and the allowable carryover to $15.0 million for fiscal years 2015 - 2018. The amendment also increases the amount the Company is allowed to spend on the construction of its new complex in Palestine, Texas. Under the original facility, the Company was allowed to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. Under the amendment, the amount allowed to be spent on construction of the new Palestine, Texas complex is increased to $155.0 million, while the original $140.0 million covenant remains in place for construction of a second potential complex. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2014, was $613.6 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared chicken items.

The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2014, the Registrant processed approximately 452 million chickens, or over 3.0 billion dressed pounds. In addition, the Registrant purchased and further processed 5.1 million pounds of poultry products during fiscal 2014. According to 2014 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc. The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Bryan, Waco, Palestine, Freestone County, and Robertson County, Texas; Adel, Georgia and Kinston, North Carolina, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Hammond, Louisiana; Bryan, Palestine, and Waco, Texas; Moultrie, Georgia and Kinston, North Carolina, is engaged in the processing, sale and distribution of chickens.
The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of approximately 130 prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts.
Products
The Registrant has the ability to produce a wide range of processed chicken products and prepared chicken items.
Processed chicken is first salable as an ice packed, whole chicken. The Registrant adds value to its ice packed, whole chickens by removing the giblets, weighing, packaging and labeling the product to specific customer requirements and cutting and deboning the product based on customer specifications. The additional processing steps of giblet removal, close tolerance weighing and cutting increase the value of the product to the customer over whole, ice packed chickens by reducing customer handling and cutting labor and capital costs, reducing the shrinkage associated with cutting, and ensuring consistently sized portions.
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

	Fiscal Year Ended October 31,
	2010	2011	2012	2013	2014
Registrant processed chicken:
Value added:
Chill pack	28.5%	32.5%	33.1%	34.4%	36.0%
Fresh bulk pack	54.5	48.5	49.0	50.5	48.3
Frozen	9.8	12.4	13.1	10.5	9.2
Subtotal	92.8	93.4	95.2	95.4	93.5
Non-value added:
Ice pack	0.8	1.2	1.2	1.0	0.9
Subtotal	0.8	1.2	1.2	1.0	0.9
Total Company processed chicken	93.6	94.6	96.4	96.4	94.4
Prepared chicken	6.4	5.4	3.6	3.6	5.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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

Plant Location	Market Segment	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	8.55
Hazlehurst, Mississippi	Big Bird Deboning	625,000	8.55
Hammond, Louisiana	Big Bird Deboning	625,000	8.55
Collins, Mississippi	Big Bird Deboning	1,250,000	8.55
Waco, Texas	Big Bird Deboning	1,250,000	8.55
McComb, Mississippi	Chill Pack Retail	1,250,000	6.32
Bryan, Texas	Chill Pack Retail	1,250,000	6.32
Moultrie, Georgia	Chill Pack Retail	1,250,000	6.32
Kinston, North Carolina	Chill Pack Retail	1,250,000	6.32
Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat, chicken tenders and whole or cut wings, and is likewise sold at spot commodity market prices for wings, tenders and boneless breast meat. As of October 31, 2014, the Company had the capacity to process 4.375 million head per week in its big bird deboning plants, and its results are materially impacted by fluctuations in the commodity market prices for leg quarters, boneless breast meat, chicken tenders and wings.

The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below:

Those plants that target the chill pack retail grocery market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long term contracts (one to three years) with most of its chill pack customers, and the pricing of this product is based on a formula that uses the Georgia Dock whole bird price as its base. The Georgia Dock whole bird price is published each week by the Georgia Department of Agriculture and is based on its survey of prices and market conditions during the preceding week. As of October 31, 2014, the Company had the capacity to process 5.0 million head per week at its chill pack plants, and its results are materially impacted by fluctuations in the Georgia Dock price.

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
Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by the Georgia Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is impacted by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustments are generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains some long-term sales contracts with its customers.
From time to time, the Registrant may use television, radio and newspaper advertising, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products in its core markets. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The Company continues to use various media to communicate this message today.

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
Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets and cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2014, the Registrant maintained contracts with 53 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2014, by 132 independent contractors under the Registrant’s supervision. Eggs produced on the farms of independent contract breeder producers are transported to Registrant’s hatcheries in Registrant’s vehicles.
The Registrant owns and operates eight hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2014, the Registrant’s hatcheries were capable of producing an aggregate of approximately 10.0 million chicks per week.
Grow-out. The Registrant places its chicks on the farms of 609 independent contract broiler producers, as of October 31, 2014, located in Mississippi, Texas, Georgia and North Carolina where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.
Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases primary feed ingredients on the open market. Ingredients include corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2014, the Registrant operated seven feed mills, four of which are located in Mississippi, one in Texas, one in Georgia and one in North Carolina. The Registrant’s annual feed requirements for fiscal 2014 were approximately 3,577,000 tons, and it has the capacity to produce approximately 4,773,600 tons of finished feed annually under current configurations.
Feed grains are commodities subject to volatile price changes caused by weather, size of the harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2014, the Registrant had the capacity to store approximately 2,989,000 bushels of corn at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk of volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb, Mississippi processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2014. The Registrant’s Collins, Mississippi processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2014. The Registrant’s Bryan, Texas processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2014. The Registrant’s Laurel and Hazlehurst, Mississippi and

Hammond, Louisiana processing plants operate on a double shift basis and collectively had the capacity to process approximately 1,875,000 chickens per week on October 31, 2014. The Registrant’s Moultrie, Georgia processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2014. The Registrant’s Waco, Texas processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2014. The Registrant’s Kinston, North Carolina processing plant operates two processing lines on a double shift basis and had the capacity to process approximately 1,250,000 chickens per week on October 31, 2014. At October 31, 2014, the Company’s deboning facilities were operating on a double shifted basis and had the capacity to produce approximately 10.7 million pounds of big bird boneless breast product and 8.2 million pounds of chill pack boneless breast product each week.
Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Flowood, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items.
Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office building houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2014, the Registrant operated 11 automotive maintenance shops, which service approximately 967 Registrant over-the-road and farm vehicles. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving over 150 children on October 31, 2014.
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
One customer accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2014, 2013 and 2012. Sales to that customer accounted for 15.9%, 14.2% and 13.0% of the Company’s consolidated net sales in fiscal 2014, 2013 and 2012, respectively. The Company does not believe the loss of any single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.
Sources of Supply
During fiscal 2014, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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
Employee and Labor Relations
As of October 31, 2014, the Registrant had 11,461 employees, including 1,471 salaried and 9,990 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 474 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on November 30, 2016. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,248 employees expires on December 31, 2014, and negotiations are ongoing to extend this agreement. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
All of the Company’s operations are domiciled in the United States. All of the Company’s products sold in the Company’s fiscal years 2014, 2013 and 2012 were produced in the United States and all long-lived assets of the Company are domiciled in the United States. Gross domestic sales for fiscal years 2014, 2013 and 2012 totaled approximately $2,556.7 million, $2,457.8 million and $2,126.5 million, respectively.
The Company sells certain of its products to foreign customers and customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These gross export sales for fiscal years 2014, 2013 and 2012 totaled approximately $282.3 million, $292.6 million and $318.7 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken, and, to a lesser extent, alternative proteins. These prices are determined by supply and demand factors, and supply and demand factors in respect of feed ingredients and chicken may not correlate. As a result, the poultry industry is subject to wide fluctuations that are called cycles. For example, grain prices during 2011 were high, while prices for chicken products did not increase proportionally, and the Company lost money. During 2012 and 2013, grain prices remained high, but market prices for chicken also increased, and the Company was profitable. During fiscal 2014, grain prices declined while market prices for chicken increased, and the Company earned near record-high margins. Typically we do well when chicken prices are high and feed prices are low. We do less well, and sometimes have losses, when chicken prices are low and feed prices are high. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.
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
For example, for the fiscal year ended October 31, 2011, we recorded a charge of $9 million to lower the value of live broiler inventories on hand at that date from cost to estimated market value because the estimated market price for the products to be produced from those live chickens, when sold, was estimated to be below the estimated cost to grow, process and distribute those chickens. The $9 million adjustment to inventory on October 31, 2011, effectively absorbed into fiscal 2011 a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the first quarter of fiscal 2012, thereby benefiting fiscal 2012. Any similar adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company made no such adjustment during fiscal 2014.
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
In previous years there has been substantial publicity regarding a highly pathogenic Asian strain of avian influenza, or AI, known as H5N1, which has affected Asia since 2002 and which has been found in Europe, the Middle East and Africa. It is widely believed that this strain of AI is spread by migratory birds, such as ducks and geese. There have also been some cases where this strain of AI is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. During the first calendar quarter of 2013, there was also substantial publicity regarding a low pathogenic strain of avian influenza, known as H7N9, which affected eastern and northern China. It is widely believed that H7N9 circulates in wild birds and may have been transmitted to domestic poultry in live bird markets in and around Shanghai and Beijing. It is also believed that the virus has passed from live birds to humans as humans came into contact with live birds that were infected with the disease. Through May 2013, the virus was believed to have sickened at least 130 people and caused at least 33 deaths. There have been no reported incidents of the virus since May 2013. No human to human transmission of the disease has been proved, and there is no evidence to suggest that the consumption of properly prepared and cooked poultry could transmit the virus to humans. However, fear associated with this outbreak dampened demand for poultry, including our products, in the affected areas of China. A recurrence of this outbreak, or others similar to it, could have a material negative effect on world demand for poultry, including demand for our products.
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
Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products are sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 10.0% of our gross sales in fiscal 2014 were to export markets, including approximately $91.2 million to Mexico, $62.1 million to China and $36.0 million to Russia. Any disruption to the export markets, such as trade embargoes, tariffs, import bans, duties or quotas could materially impact our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.

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

On August 8, 2014, Russia announced economic sanctions against countries that have imposed economic sanctions on Russia in response to Russia’s recent actions in Ukraine. The Russian sanctions include a ban on imports of chicken from the United States. During fiscal 2014, Sanderson Farms sold approximately 90.9 million pounds of chicken for approximately $36.0 million to customers who resold the product in Russia. Unlike previous Russian bans on United States poultry imports when Russia represented a much larger share of total industry exports, the current ban has had a relatively smaller impact because Russia represented only 7% of total United States exports of chicken during calendar 2013.
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
Our sales to our top ten customers represented approximately 50.8% of our net sales during the 2014 fiscal year. Our non-chill pack customers, with all of whom we do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
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
Extreme weather in the Gulf South and Mid-Atlantic regions where we operate, such as extreme temperatures, hurricanes or other storms, could impair the health or growth of our flocks or interfere with our hatching, production or shipping operations. Some scientists believe that climate change could increase the frequency and severity of adverse weather events. Extreme weather, regardless of its cause, could affect our business due to power outages; fuel shortages; damage to infrastructure from powerful winds, rising water or extreme temperatures; disruption of shipping channels; less efficient or non-

routine operating practices necessitated by adverse weather or increased costs of insurance coverage in the aftermath of such events, among other things. Any of these factors could materially and adversely affect our results of operations. We may not be able to recover through insurance all of the damages, losses or costs that may result from weather events, including those that may be caused by climate change.
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
We have approximately 11,461 employees, approximately 15.0% of which are covered by collective bargaining agreements. In addition, we contract with approximately 794 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be restrained.
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
In addition, purchases or sales of large quantities of our stock, or significant short positions in our stock, could have an unusual or adverse effect on our market price.
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
Disruptions in credit and other financial markets caused by deteriorating or weak national and international economic conditions could, among other things, make it more difficult for us, our customers or our growers or prospective growers to obtain financing and credit on reasonable terms, cause lenders to change their practice with respect to the industry generally or our company specifically in terms of granting credit extensions and terms, impair the financial condition of our customers, suppliers or growers making it difficult for them to meet their obligations and supply raw material, or impair the financial condition of our insurers, making it difficult or impossible for them to meet their obligations to us.
The construction and potential benefits of our new facilities are subject to risks and uncertainties.
In August 2009, we began construction of a poultry complex in Kinston, North Carolina. The Kinston, North Carolina, complex began initial operations during January 2011 and was at near full capacity in March 2012. On February 14, 2013, we announced the selection of sites in and near Palestine, Texas for the construction of a new poultry complex, and construction began on or about October 1, 2013. Our ability to complete its construction on a timely basis and within budget is subject to a number of risks and uncertainties described below. In addition, the new complex may not generate the benefits we expect if demand for the products to be produced by it is different from what we expect.
In order to complete construction of the new Palestine, Texas facility and begin operations, we will need to take a significant number of steps and obtain a number of approvals, none of which we can assure you will be obtained. In particular we need to:

•	identify and enter into contracts with a sufficient number of growers for the new complex;

•	complete construction on time; and

•	train our workforce.
If we are unable to complete construction on schedule, attract growers, find customers for the additional product generated by the complex, run the complex efficiently, or otherwise achieve the expected benefits of our new facilities, our business could be negatively impacted.
We cannot assure you that we will be able to complete such steps on a timely basis, or at all, or on terms that are reasonable or consistent with our expectations.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry processing plant, hatchery and feedmill	McComb, Mississippi
Poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feedmill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry processing plant, hatchery and feedmill	Kinston and Lenoir County, North Carolina
Poultry processing plant, hatchery and feedmill	Palestine and Freestone County, Texas
Poultry processing plant and hatchery	Waco, Texas
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Prepared chicken plant	Flowood, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount at the end of the lease term. One processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively. Certain infrastructure improvements associated with a processing plant are leased under a lease that expired in 2013 and is thereafter renewable annually through 2091. The lease has been renewed for 2015. All of the foregoing leases are capital leases.
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
As reported in Item 3 of the Company’s Form 10-K for the fiscal year ended October 31, 2013, and in its Form 10-Q for the quarter ended January 31, 2014, two of our former employees filed a complaint on February 16, 2012, alleging violations of the federal and State of Georgia’s Racketeer Influenced and Corrupt Organizations (“RICO”) Acts against us and seven of our current and former employees in the United States District Court for the Middle District of Georgia. The plaintiffs contend in their complaint that the Company conspired to knowingly hire undocumented immigrants at the Moultrie plant to “save Sanderson millions of dollars in labor costs because illegal aliens will work for extremely low wages”. The action was brought as a class action lawsuit on behalf of all legally authorized hourly employees who worked at the Moultrie plant in the four years before the filing of the case. The plaintiffs sued for money damages, injunctive relief and revocation of our license to conduct business in the State of Georgia.
On September 13, 2012, the Court entered an Order granting a motion to dismiss the Complaint. After an Amended Complaint was filed by the plaintiffs on October 5, 2012, the Company filed a motion to dismiss the Amended Complaint on October 29, 2012. On February 5, 2013, the Court granted the Company’s motion to dismiss and entered an Order dismissing the Amended Complaint with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on February 8, 2013. On March 7, 2014, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal of the suit.
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

Item 4.	Mine Safety Disclosures
Not Applicable
Item 4A. Executive Officers of the Registrant

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	67	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	63	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	57	Treasurer and Chief Financial Officer, Director	1993	(3)
Tim Rigney	50	Secretary and Chief Accounting Officer	2012	(4)
_________________

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
The number of stockholders of record as of December 12, 2014, was 3,212
The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2014	High	Low	Dividends
First Quarter	$76.48	$65.37	$0.20
Second Quarter	$83.17	$70.55	$0.20
Third Quarter	$102.59	$80.77	$0.20
Fourth Quarter	$96.42	$77.89	$0.72

	Stock Price
Fiscal Year 2013	High	Low	Dividends
First Quarter	$50.65	$45.38	$0.17
Second Quarter	$61.26	$50.32	$0.17
Third Quarter	$72.79	$60.69	$0.17
Fourth Quarter	$75.07	$60.62	$0.20
On December 12, 2014, the closing sales price for the common stock was $86.33 per share.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Aug. 1 - Aug. 31, 2014	—	$—	—	1,000,000
Sep. 1 - Sep. 30, 2014	1,375	$87.95	1,375	1,000,000
Oct. 1 - Oct. 31, 2014	43,610	$83.98	43,610	1,000,000
Total	44,985	$84.10	44,985	1,000,000

1
All purchases were made pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

2
On February 24, 2014, the Company's Board of Directors approved a share repurchase program under which the Company may purchase up to one million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on February 24, 2017. Unlike the Company's previous share repurchase programs, the Company's repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2014 general repurchase plan.

3	Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

Item 6.    Selected Financial Data

	Year Ended October 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Net sales	$2,774,845	$2,682,980	$2,386,105	$1,978,085	$1,925,445
Operating income (loss)	381,922	205,678	96,316	(188,380)	209,841
Net income (loss)	249,048	130,617	53,944	(127,077)	134,820
Basic earnings (loss) per share	10.80	5.68	2.35	(5.74)	6.07
Diluted earnings (loss) per share	10.80	5.68	2.35	(5.74)	6.07
Working capital	363,071	269,200	262,193	324,296	238,166
Total assets	1,111,252	924,645	896,453	948,521	841,620
Long-term debt, less current maturities	10,000	29,414	150,212	273,670	62,075
Stockholders’ equity	897,948	671,599	550,075	506,900	645,713
Cash dividends declared per share	$1.32	$0.71	$0.68	$0.68	$0.62
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
(1)Changes in the market price for the Company’s finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets.
(2)Changes in economic and business conditions, monetary and fiscal policies or the amount of growth, stagnation or recession in the global or U.S. economies, either of which may affect the value of inventories, the collectability of accounts receivable or the financial integrity of customers, and the ability of the end user or consumer to afford protein.
(3)Changes in the political or economic climate, trade policies, laws and regulations or the domestic poultry industry of countries to which the Company or other companies in the poultry industry ship product, and other changes that might limit the Company’s or the industry’s access to foreign markets.
(4)Changes in laws, regulations, and other activities in government agencies and similar organizations applicable to the Company and the poultry industry and changes in laws, regulations and other activities in government agencies and similar organizations related to food safety.
(5)Various inventory risks due to changes in market conditions, including, but not limited to, the risk that market values of live and processed poultry inventories might be lower than the cost of such inventories, requiring a downward adjustment to record the value of such inventories at the lower of cost or market as required by generally accepted accounting principles.
(6)Changes in and effects of competition, which is significant in all markets in which the Company competes, and the effectiveness of marketing and advertising programs. The Company competes with regional and national firms, some of which have greater financial and marketing resources than the Company.
(7)Changes in accounting policies and practices adopted voluntarily by the Company or required to be adopted by accounting principles generally accepted in the United States.

(8)Disease outbreaks affecting the production performance and/or marketability of the Company’s poultry products, or the contamination of its products.
(9)Changes in the availability and cost of labor and growers.
(10)The loss of any of the Company’s major customers.
(11)Inclement weather that could hurt Company flocks or otherwise adversely affect its operations, or changes in global weather patterns that could impact the supply and price of feed grains.
(12)Failure to respond to changing consumer preferences.
(13)Failure to successfully and efficiently start up and run a new plant or integrate any business the Company might acquire.
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially impacted by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 48% of the Company’s total normal production costs.
The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cyclicality that has historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. However, the Company cannot eliminate its exposure to fluctuations in commodity market prices for chicken since market prices for value added products also exhibit cyclicality. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first salable as a finished product, such as cutting, deboning, deep chilling, packaging and labeling the product.
The Company’s prepared chicken product line includes approximately 130 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

Whole bird prices per pound, as measured by the Georgia Dock price, fluctuated during the three years ended October 31, 2014, as follows:

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
Fiscal 2014
High	$1.0450		$1.0825	$1.1275		$1.1400	*
Low	$1.0425	*	$1.0450	$1.0850		$1.1275
Fiscal 2013
High	$0.9975		$1.0300	$1.0650	*	$1.0650	*
Low	$0.9625	*	$0.9975	$1.0325		$1.0475
Fiscal 2012
High	$0.9075		$0.9325	$0.9475		$0.9625	*
Low	$0.8900	*	$0.9075	$0.9325		$0.9475
_________________

*	Year High/Low
Sanderson Farms began operations at its new feed mill, poultry processing plant and hatchery on separate sites in Kinston and Lenoir County, North Carolina during the first quarter of fiscal 2011. The Kinston facilities comprise a poultry complex with the capacity to process 1.25 million birds per week for the retail chill pack market at full capacity. The facility reached near full capacity during March 2012, and is currently operating at full capacity.
On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of its next poultry complex, and construction of the complex began on or about October 1, 2013. The new complex will consist of a feed mill, hatchery, poultry processing plant and waste water facility with the capacity to process 1.25 million chickens per week for the big bird deboning market. Before the complex can open we will need to complete construction and adequately complete workforce training. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.
On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit from $500.0 million to $600.0 million. The new facility also increased the annual capital expenditure limitation to $65.0 million for fiscal years 2013 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, was $75.0 million. On October 29, 2014, the Company entered into an amendment to the existing agreement's capital expenditure covenants. The amendment increases the annual capital expenditure limitation to $75.0 million, and the allowable carryover to $15.0 million for fiscal years 2015 - 2018. The amendment also increases the amount the Company is allowed to spend on the construction of its new complex in Palestine, Texas. Under the original facility, the Company was allowed to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. Under the amendment, the amount allowed to be spent on construction of the new Palestine, Texas complex is increased to $155.0 million, while the original $140.0 million covenant amount remains in place for construction of a second potential complex. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2014, was $613.6 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.
On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale of shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The Company sold 2.3 million shares of its common stock pursuant to this registration statement on April 7, 2010, at $53.00 per share. Under SEC rules, a shelf registration statement on Form S-3 expires after three years. The Company filed its latest renewal S-3 on October 8, 2014 to register for possible future sale shares of the Company's common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.

EXECUTIVE OVERVIEW OF RESULTS — 2014
The Company’s margins improved during fiscal 2014 as compared to fiscal 2013, reflecting significantly lower grain prices and slightly higher average sales prices for poultry products. Demand for fresh chicken in the retail grocery store market has been strong, and market prices for product sold to retail grocery store customers remained at or near record-high levels through most of fiscal 2014. While customer traffic through food service establishments remains under pressure due to relatively weak employment numbers and consumer confidence, average market prices for boneless breast meat and tenders sold to food service customers improved during fiscal 2014 compared to fiscal 2013. We believe this improvement was primarily driven by restricted supply of chicken and the relatively high price of the competing proteins.
Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. During fiscal 2013, both corn and soybean meal stabilized below the highs they set in August 2012, but remained high relative to historical averages. While the 2013 United States corn and soybean crops were planted late as a result of wet weather, cash market prices for both corn and soybean meal moved lower as we moved into the harvest season during our fourth fiscal quarter of 2013, and although the Company's prices paid for soybean meal were flat in fiscal 2014 compared to fiscal 2013, prices paid for corn were well below last year's prices. During fiscal 2014, as compared to fiscal 2013, the average feed cost in broiler flocks processed was 18.0% lower. American farmers produced record crops of both corn and soybeans during 2014, and market prices for both have moved lower compared to last year. The Company has priced little of its grain needs past December 2014. Had it priced its remaining fiscal year 2015 needs at December 10, 2014 cash market prices, its cost of feed grains would be approximately $22.0 million lower during fiscal 2015 compared to fiscal 2014, which includes the estimated additional volume that will be needed to feed the birds at the new Palestine, Texas complex.
RESULTS OF OPERATIONS — 2014
Net sales for fiscal 2014 were $2,774.8 million as compared to $2,683.0 million for fiscal 2013, an increase of $91.9 million or 3.4%. Net sales of poultry products for fiscal 2014 and fiscal 2013 were $2,620.5 million and $2,586.0 million million, respectively, an increase of $34.5 million million or 1.3%. The increase in net sales of poultry products resulted from a 0.9% increase in the average sales price of poultry products sold and a 0.5% increase in the pounds of poultry products sold. During fiscal 2014 the Company sold 3,045.5 million pounds of poultry products, up from 3,031.1 million pounds during fiscal 2013. The additional pounds of poultry products sold resulted from slightly higher bird weights, offset by a 0.2% decrease in the number of chickens sold. Overall, market prices for poultry products increased during fiscal 2014 as compared to fiscal 2013. Urner Barry average market prices increased for boneless breast meat and tenders during fiscal 2014 compared to fiscal 2013 by 3.7% and 14.9%, respectively, while average market prices for jumbo wings and bulk leg quarters decreased by 19.9% and 9.6%, respectively, for the same period. The price for Georgia Dock whole birds, which reached its historical high during the Company’s fourth fiscal quarter of 2014, averaged 5.7% higher during fiscal 2014 as compared to the average during fiscal 2013. Net sales of prepared chicken products during fiscal 2014 and 2013 were $154.3 million and $97.0 million, respectively, or an increase of 59.1%, resulting from a 55.7% increase in the pounds of prepared chicken products sold and a 2.2% increase in the average sales price of prepared chicken products sold. During fiscal 2014, the Company sold 76.1 million pounds of prepared chicken products, up from 48.9 million pounds sold during fiscal 2013.
Cost of sales for fiscal 2014 was $2,253.9 million as compared to $2,377.1 million during fiscal 2013, a decrease of $123.2 million, or 5.2%. Cost of sales of poultry products sold during fiscal 2014 and fiscal 2013 were $2,106.6 million and $2,285.4 million, respectively, a decrease of $178.8 million, or approximately 7.8%. As illustrated in the table below, the decrease in the cost of sales of poultry products sold resulted primarily from a decrease in the cost of feed per pound of broilers processed of $0.0732 or 18.0%, partially offset by an increase in the pounds of poultry products sold of 0.5%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Year Ended October 31, 2014		Year Ended October 31, 2013		Incr/(Decr)
Description	Dollars	Per Pnd	Dollars	Per Pnd	Dollars	Per Pnd
Beginning Inventory	$32,139	$0.4736	$32,196	$0.5052	$(57)	$(0.0316)
Feed in broilers processed	1,020,770	0.3338	1,237,680	0.4070	(216,910)	(0.0732)
All other cost of sales	1,078,140	0.3526	1,047,681	0.3446	30,459	0.0080
Less: Ending Inventory	24,426	0.3983	32,139	0.4736	(7,713)	(0.0753)
Total poultry cost of sales	$2,106,623	$0.6917	$2,285,418	$0.7540	$(178,795)	$(0.0623)
Pounds:
Beginning Inventory	67,859		63,729
Poultry processed	3,057,635		3,040,647
Poultry Sold	3,045,482		3,031,091
Ending Inventory	61,333		67,859
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During fiscal 2014 and 2013 respectively, other costs of sales of poultry products also included approximately $13.8 million and $12.8 million of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold increased $0.0080 per pound processed, or 2.3%, during fiscal 2014 as compared to fiscal 2013. During fiscal 2014 costs of sales of the Company’s prepared chicken products were $147.3 million as compared to $91.6 million during fiscal 2013, an increase of $55.6 million, or 60.7%, primarily attributable to a 55.7% increase in the pounds of prepared chicken products sold. The increase in the pounds of prepared chicken products sold was a result of new customers added during the year and, to a lesser extent, increased volume sold to existing customers.
The Company recorded the value of live broiler inventories on hand at October 31, 2014 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at October 31, 2014 or October 31, 2013.
Selling, general and administrative costs during fiscal 2014 and fiscal 2013 were $139.0 million and $100.2 million, respectively, an increase of $38.8 million. The following table shows the components of selling, general and administrative costs for the twelve months ended October 31, 2014 and 2013.

Selling, General and Administrative Costs
(in thousands)

Description	Year Ended October 31, 2014	Year Ended October 31, 2013
Administrative salaries	$26,467	$24,950
ESOP expense	15,000	8,400
Stock compensation expense	12,102	7,776
Bonus award program expense	11,886	8,248
Trainee expense	9,812	5,897
Marketing expense	7,788	1,007
Start-up expense	5,686	4
Sanderson Farms Championship expense	5,080	2,333
Amortization of Loan Closing Costs	856	1,018
Nash County, North Carolina expense	—	1,795
Uncollectible accounts	29	415
All other S, G & A	44,319	38,404
Total S, G & A	$139,025	$100,247
As illustrated in the table above, the $38.8 million increase in selling, general and administrative costs during fiscal 2014 as compared to fiscal 2013 resulted from a $16.1 million increase in labor costs including payroll and stock-based and incentive based compensation. Additional areas where selling, general and administrative costs increased include marketing expense by $6.8 million, start-up expense by $5.7 million, trainee expense by $3.9 million and Sanderson Farms Championship expense by $2.7 million. The increase in marketing expense results from the Company's decision to launch a new series of television advertisements during 2014 to build brand recognition and loyalty, which campaign is expected to continue into fiscal 2015. The increase in start-up expense relates to the start-up of the Company's new poultry complex in Palestine, Texas. Costs associated with that facility's start-up will be included in selling, general and administrative costs until the point that facility begins processing birds. The increase in trainee expense is attributable to an increase in trainee staff. The Sanderson Farms Championship is a PGA TOUR event for which the Company is committed as the title sponsor for years 2013 through 2016. Given the Company's commitment to be the title sponsor over that period, we are committed to increasing the tournament's exposure for the benefit of the charities it supports, as well as the Company. Accordingly, the Company incurred greater expenses during fiscal 2014 when compared to fiscal 2013. Partially offsetting the increases listed above is a $1.8 million decrease in expenses related to the previously planned construction of a new facility in Nash County, North Carolina. Regarding that planned construction, the Company previously capitalized $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.
The Company’s operating income during fiscal 2014 was $381.9 million as compared to an operating income during fiscal 2013 of $205.7 million. The improvement in the Company’s operating margin resulted primarily from lower costs of feed grains and improved market prices of poultry products during fiscal 2014 as compared to fiscal 2013, as described above.
Interest expense during fiscal 2014 and fiscal 2013 was $2.6 million and $6.1 million, respectively. The decrease in interest expense during fiscal 2014 as compared to fiscal 2013 resulted primarily from lower outstanding debt during fiscal 2014 as compared to fiscal 2013. Additionally, during fiscal 2014 the Company capitalized $1.1 million of interest related to the construction of the new complex in Palestine, Texas, compared to capitalized interest of $75,236 during fiscal 2013.
The Company’s effective tax rate for fiscal 2014 was 34.4% as compared to 34.7% for fiscal 2013. The effective tax rate for fiscal 2013 includes an approximate 0.3% discrete favorable benefit recognized in the period related to legislation enacted during the first quarter. The effective tax rate declined from 2013 as a result of the Company's growth in pretax income during 2014. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.

The Company’s net income during fiscal 2014 was $249.0 million, or $10.80 per share, as compared to net income during fiscal 2013 of $130.6 million or $5.68 per share.
EXECUTIVE OVERVIEW OF RESULTS — 2013
The Company’s margins improved during fiscal 2013 as compared to fiscal 2012, reflecting improved market prices for poultry products, partially offset by higher grain prices. Demand for fresh chicken in the retail grocery store and export markets was stable, while customer traffic through casual dining and food service establishments remained under pressure. However, average market prices for boneless breast meat improved significantly during fiscal 2013 as compared to fiscal 2012 primarily, we believe, due to the high price of competing proteins, especially beef, and the addition of new chicken menu items at several quick serve restaurant chains and chicken promotions at casual dining establishments.
Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. During fiscal 2013, both corn and soybean meal stabilized below the highs they set in 2012, but remained high relative to historical averages. During fiscal 2013, as compared to fiscal 2012, the average feed cost in broiler flocks processed was 5.7% higher. While the 2013 corn and soybean crops in the United States were planted late as a result of wet weather, cash market prices for both corn and soybean meal moved lower as we moved into the harvest season during our fourth fiscal quarter of 2013, fueled by optimism regarding the quantity and quality of the 2013 grain crops.
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
RESULTS OF OPERATIONS — 2013
Net sales for fiscal 2013 were $2,683.0 million as compared to $2,386.1 million for fiscal 2012, an increase of $296.9 million or 12.4%. Net sales of poultry products for fiscal 2013 and fiscal 2012 were $2,586.0 million and $2,297.0 million, respectively, an increase of $289.0 million or 12.6%. The increase in net sales of poultry products resulted from a 9.6% increase in the average sales price of poultry products sold and a 2.7% increase in the pounds of poultry products sold. During fiscal 2013 the Company sold 3,031.1 million pounds of poultry products, up from 2,951.8 million pounds during fiscal 2012. The additional pounds of poultry products sold resulted from slightly higher bird weights, a 1.0% increase in the number of chickens sold, primarily attributable to the Company’s return to full production at all facilities during fiscal 2013, as well as the new Kinston complex, which began initial operation during the first quarter of fiscal 2011 and reached near full capacity during March 2012. The complex sold 346.6 million pounds, or 11.4% of the total poultry pounds sold by the Company during fiscal 2013, up from 311.5 million pounds of poultry, or 10.6% of the total poultry pounds sold during fiscal 2012. The additional pounds sold by the new complex in Kinston, North Carolina, were partially offset by the Company operating at 6% below full production for the first seven months of fiscal 2013, as described above in the Executive Overview of Results – 2013. Overall, market prices for poultry products increased during fiscal 2013 as compared to fiscal 2012. Urner Barry average market prices increased for boneless breast meat and tenders during fiscal 2013 compared to fiscal 2012 by 15.3% and 4.0%, respectively, while average market prices for jumbo wings and bulk leg quarters decreased by 5.1% and 0.5%, respectively, for the same period. The price for Georgia Dock whole birds, which reached an historical high during the Company’s third fiscal quarter of 2013, averaged 10.4% higher during fiscal 2013 as compared to the average during fiscal 2012. Net sales of prepared chicken products during fiscal 2013 and 2012 were $97.0 million and $89.1 million, respectively, or an increase of 8.9%, resulting from a 3.8% increase in the average sales price of prepared chicken products sold and a 4.9% increase in the pounds of prepared chicken products sold. During fiscal 2013, the Company sold 48.9 million pounds of prepared chicken products, up from 46.6 million pounds sold during fiscal 2012.
Cost of sales for fiscal 2013 was $2,377.1 million as compared to $2,212.7 million during fiscal 2012, an increase of $164.4 million, or 7.4%. Cost of sales of poultry products sold during fiscal 2013 and fiscal 2012 were $2,285.4 million and $2,128.4 million, respectively, an increase of $157.0 million, or approximately 7.4%. As illustrated in the table below, which excludes the reversal of the $9.0 million live inventory adjustment at October 31, 2011, for comparison purposes, the increase in the cost of sales of poultry products sold resulted primarily from an increase in the pounds of poultry products sold of 2.7% and an increase in the cost of feed per pound of broilers processed of $0.0217 or 5.7%.

Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	Year Ended October 31, 2013		Year Ended October 31, 2012			Incr/(Decr)
Description	Dollars	Per Pnd	Dollars		Per Pnd	Dollars	Per Pnd
Beginning Inventory	$32,196	$0.5052	$27,892		$0.5117	$4,304	$(0.0065)
Feed in broilers processed	1,237,680	0.4070	1,139,994		0.3853	97,686	0.0217
All other cost of sales	1,047,681	0.3446	1,001,692		0.3385	45,989	0.0061
Less: Ending Inventory	32,139	0.4658	32,196		0.5052	(57)	(0.0394)
Total poultry cost of sales	$2,285,418	$0.7540	$2,137,382	(1)	$0.7241	$148,036	$0.0299
Pounds:
Beginning Inventory	63,729		54,508
Poultry processed	3,040,647		2,958,885
Poultry Sold	3,031,091		2,951,807
Ending Inventory	67,859		63,729
Note (1) – Excludes the reversal of the $9.0 million live inventory adjustment at October 31, 2011.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During fiscal 2013, other costs of sales of poultry products also included approximately $12.8 million of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold increased $0.0061 per pound processed, or 1.8%, during fiscal 2013 as compared to fiscal 2012. During fiscal 2013 costs of sales of the Company’s prepared chicken products were $91.6 million as compared to $84.3 million during fiscal 2012, an increase of $7.3 million, or 8.7%, primarily attributable to a 4.9% increase in the pounds of prepared chicken products sold and a 1.5% increase in the per pound costs of raw materials purchased.
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

Selling, General and Administrative Costs
(in thousands)

Description	Year Ended October 31, 2013	Year Ended October 31, 2012
Administrative salaries	$24,950	$24,227
ESOP expense	8,400	3,800
Stock compensation expense	7,776	4,785
Bonus award program expense	8,248	26
Trainee expense	5,897	4,201
Amortization of Loan Closing Costs	1,018	576
Sanderson Farms Championship expense	2,333	—
Nash County, North Carolina expense	1,795	—
Marketing expense	1,007	1,268
Uncollectible accounts	415	412
All other S, G & A	38,408	37,802
Total S, G & A	$100,247	$77,097
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
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2014, was $363.1 million, and its current ratio, calculated by dividing current assets by current liabilities, was 3.5 to 1. The Company’s working capital and current ratio at October 31, 2013, were $269.2 million and 2.7 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity available during fiscal 2014 included cash on hand at November 1, 2013, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated October 24, 2013, to, among other things, increase the available credit to $600.0 million from $500.0 million, and to extend the term from February 2016 to October 2018. As of October 31, 2014 and December 12, 2014, the Company had no outstanding draws under the facility and had approximately $13.8 million outstanding in letters of credit, leaving $586.2 million available.
The Company’s cash position at October 31, 2014 and October 31, 2013, consisted of $165.6 million and $85.6 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at October 31, 2014 and October 31, 2013, was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during fiscal 2014 and fiscal 2013 were $306.5 million and $252.9 million, respectively. The increase in cash flows from operating activities of $53.6 million resulted primarily from the lower costs of feed grains experienced by the Company during fiscal 2014, as well as improved market prices for poultry products during fiscal 2014 as compared to fiscal 2013. These items were partially offset by a $75.1 million increase in cash paid for income taxes during fiscal 2014 when compared to fiscal 2013.
Cash flows provided by operating activities during fiscal 2013 and fiscal 2012 were $252.9 million and $205.9 million, respectively. The increase in cash flows from operating activities of $46.9 million resulted primarily from improved market prices for poultry products during fiscal 2013 as compared to fiscal 2012, and a $27.2 million decrease in live chicken, feed, and egg inventories attributable to the declining costs of feed grains experienced as we moved through the fourth quarter of fiscal 2013. These items were partially offset by the receipt of an $82.7 million federal income tax refund in the second quarter of fiscal 2012, which was absent during fiscal 2013.
Cash flows used in investing activities during fiscal 2014, 2013 and 2012, were $171.1 million, $54.4 million and $49.2 million, respectively. The Company’s capital expenditures during fiscal 2014 of $171.6 million included approximately $104.6 million for construction at the Company’s new Palestine, Texas complex and approximately $7.4 million for a new Company aircraft. The Company’s capital expenditures during fiscal 2013 were $54.5 million and included approximately $5.7 million for the early stages of construction at the Palestine, Texas complex. The Company's capital expenditures during fiscal 2012 were $49.2 million and included $2.0 million for a new Company aircraft. Excluding expenditures related to the Palestine complex and new aircraft during fiscal 2014 and the Palestine complex during fiscal 2013, the Company’s capital expenditures for those years were $59.6 million and $48.8 million, respectively.
Cash flows used in financing activities during fiscal 2014, 2013 and 2012 were $55.3 million, $140.7 million and $140.0 million, respectively. During fiscal 2014, the Company made the third of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan, and completed an early purchase option of an aircraft that was previously subject to a capital lease. Additionally, the Company paid approximately $30.5 million in dividends to its shareholders, of which approximately $11.5 million resulted from a special cash dividend declared during the fourth quarter of fiscal 2014. During fiscal 2013, the Company reduced net outstanding borrowings under its revolving credit facility by $110.0 million and made the second of five $10.0 million annual installments on the Farm Credit Services term loan. During fiscal 2012, the Company reduced net outstanding borrowings under its revolving credit facility by $112.7 million and made the first of five $10.0 million annual installments on the Farm Credit Services term loan.
As of December 12, 2014, the Company’s fiscal 2015 capital budget, excluding operating leases, is approximately $116.1 million. The 2015 capital budget will be funded by cash on hand at October 31, 2014, internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $586.2 million available under the revolving line of credit at October 31, 2014. The fiscal 2015 capital budget includes approximately $39.7 million for construction of the Company’s new Palestine, Texas, complex. Excluding the budget for construction of the new complex, the fiscal 2015 capital budget is $76.4 million.
On October 9, 2008, the Company announced that it filed a Form S-3 “shelf” registration statement with the Securities and Exchange Commission to register for possible future sale of shares of the Company’s common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The Company sold 2.3 million shares of its common stock pursuant to this registration statement on April 7, 2010, at $53.00 per share. Under SEC rules, a shelf registration statement on Form S-3 expires after three years. The Company filed its latest renewal S-3 on October 8, 2014 to register for possible future sale shares of the Company's common and/or preferred stock at an aggregate offering price not to exceed $1.0 billion. The stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued.
On September 19, 2013, the Company announced plans for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction of the complex began in October 2013. The Company began operations at the new hatchery in November 2014, and expects initial operations to commence at the new processing plant in February 2015. The Company expects the investment in the new complex to total approximately $150.0 million. The new facilities will have the capacity to process 1,250,000 birds per week for the big bird deboning market. At full capacity, the complex will employ approximately 1,150 people, will require approximately 100 contract growers, and will be equipped to process and sell 9.7 million dressed poultry pounds per week. Before the complex can become fully operational, we will need to enter into contracts with a sufficient number of growers and complete construction. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.
On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit from $500.0 million to $600.0 million. The new facility also increased the annual capital expenditure limitation to $65.0 million for fiscal years 2013 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, was $75.0 million. On October 29, 2014, the Company entered into an amendment to the existing agreement's capital expenditure covenants. The amendment increased the annual capital expenditure limitation to $75.0 million, and the allowable carryover to $15.0 million for fiscal years 2015 - 2018. The amendment also increases the amount the Company is allowed to spend on the construction of its new complex in Palestine, Texas. Under the original facility, the Company was allowed to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. Under the amendment, the amount allowed to be spent on construction of the new Palestine, Texas complex is increased to $155.0 million, while the original $140.0 million covenant remains in place for construction of a second potential complex. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2014, was $613.6 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.
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
Contractual Obligations
Obligations under long-term debt, non-cancelable operating leases, purchase obligations relating to feed grains, other feed ingredients, packaging supplies and construction contracts and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2014, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$20,000	$10,000	$10,000	$—	$—
Interest on long-term debt	1,224	918	306	—	—
Operating leases	20,410	7,668	9,012	3,730	—
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	72,444	68,640	3,804	—	—
Construction contracts	39,651	39,651	—	—	—
Claims payable	16,047	6,047	10,000	—	—
Total	$169,776	$132,924	$33,122	$3,730	$—
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
The Company made an adjustment to the value of its live inventories at October 31, 2011. As with processed inventories, the value of live chickens, the costs for which are accumulated during the life of a flock as each flock is fed and cared for, must be recorded on the Company’s financial statements at the lower of cost or market value. Because of relatively low market prices for poultry during November and December 2011 and high feed grains, the projected cost to complete, process and sell broilers included in live inventory at October 31, 2011, was expected to exceed the market value for the finished product. Accordingly, the Company’s results for the year ended October 31, 2011, include a charge of $9.0 million before income taxes to reduce the value of live inventories from cost to market. The Company’s live broiler inventories are recorded at cost at October 31, 2014 and 2013, because the estimated market value was higher than the estimated cost to complete those live broiler inventories. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.
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
Performance Share Plans
The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in the outstanding agreements relate to the Company’s average return on equity and average return on sales over a two year performance period. There is an additional one-year service period during which the holder must be employed by the Company to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the total three year vesting period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the awards. The accounting for these awards requires the Company to accrue over the three year vesting period the estimated amounts of the shares that will be earned with adjustments made during the service period using the cumulative catch up method. With respect to the fiscal 2012 awards, which vested and were issued effective October 31, 2014, the Company expensed a total of approximately $5.0 million, of which $3.4 million was booked during fiscal 2013 and $1.6 million was booked during fiscal 2014. With respect to the fiscal 2013 awards, the Company has accrued $5.8 million as of October 31, 2014, which is the maximum amount that could be accrued based on the Company’s determination that it is probable that the maximum amount of those outstanding awards that could be earned would be earned at the end of the requisite periods. However, because of the volatility of the factors previously discussed, as of October 31, 2014, the Company was unable to determine that it was probable that awards from outstanding agreements entered into during fiscal 2014 would be earned, and therefore it has not accrued any amount for those awards. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2014 agreements would be earned, an additional $3.2 million would have been accrued as of October 31, 2014.

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance changing the criteria for recognizing revenue. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2014, the Company purchased approximately 88.1 million bushels of corn and approximately 768,000 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $88.1 million in fiscal 2014. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $7.7 million.
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
During fiscal 2014, the Company’s average feed cost per pound of broilers processed totaled $0.3338 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0288, based on the quantity of grain used during fiscal 2014. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during fiscal 2014.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2014:

Feed Ingredient	Quantity Purchased during Fiscal 2014	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	88.1 million bushels	$1.00 per bushel	$88.1 million	$0.0288/lb processed
Soybean meal	768,198 tons	$10.00 per ton	$7.7 million	$0.0025/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was approximately $21.1 million at October 31, 2014. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 18, 2014

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2014	2013
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$165,610	$85,563
Accounts receivable, less allowance of $2,200 in 2014 and $2,200 in 2013	118,296	108,980
Inventories	190,823	205,855
Deferred income taxes	2,925	478
Prepaid expenses	33,052	29,867
Total current assets	510,706	430,743
Property, plant and equipment:
Land and buildings	550,797	437,864
Machinery and equipment	634,297	597,180
	1,185,094	1,035,044
Accumulated depreciation	(588,969)	(546,578)
	596,125	488,466
Other assets	4,421	5,436
Total assets	$1,111,252	$924,645
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,700	$81,418
Accrued expenses	67,446	58,271
Accrued income taxes	21,489	11,055
Current maturities of long-term debt	10,000	10,799
Total current liabilities	147,635	161,543
Long-term debt, less current maturities	10,000	29,414
Claims payable	10,000	9,000
Deferred income taxes	45,669	53,089
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued - Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares- 23,130,503 in 2014 and 23,016,241 in 2013	23,130	23,016
Paid-in capital	150,122	142,482
Retained earnings	724,696	506,101
Total stockholders’ equity	897,948	671,599
Total liabilities and stockholders’ equity	$1,111,252	$924,645
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2014	2013	2012
	(In thousands, except per share data)
Net sales	$2,774,845	$2,682,980	$2,386,105
Cost and expenses:
Cost of sales	2,253,898	2,377,055	2,212,692
Selling, general and administrative	139,025	100,247	77,097
	2,392,923	2,477,302	2,289,789
Operating income	381,922	205,678	96,316
Other income (expense):
Interest income	60	27	17
Interest expense	(2,577)	(6,136)	(9,201)
Other	61	544	(560)
	(2,456)	(5,565)	(9,744)
Income before income taxes	379,466	200,113	86,572
Income tax expense	130,418	69,496	32,628
Net income	$249,048	$130,617	$53,944
Earnings per share:
Basic	$10.80	$5.68	$2.35
Diluted	$10.80	$5.68	$2.35
Dividends per share	$1.32	$0.71	$0.68
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance at October 31, 2011	22,871,588	$22,872	$130,528	$353,500	$506,900
Net income for year	—	—	—	53,944	53,944
Cash dividends ($.68 per share)	—	—	—	(15,621)	(15,621)
Issuance of stock under stock compensation plans	97,244	97	(26)	—	71
Amortization of unearned compensation	—	—	4,781	—	4,781
Balance at October 31, 2012	22,968,832	$22,969	$135,283	$391,823	$550,075
Net income for year	—	—	—	130,617	130,617
Cash dividends ($.71 per share)	—	—	—	(16,339)	(16,339)
Issuance of stock under stock compensation plans	47,409	47	(912)	—	(865)
Amortization of unearned compensation	—	—	8,111	—	8,111
Balance at October 31, 2013	23,016,241	$23,016	$142,482	$506,101	$671,599
Net income for year	—	—	—	249,048	249,048
Cash dividends ($1.32 per share)	—	—	—	(30,453)	(30,453)
Issuance of stock under stock compensation plans	114,262	114	(4,756)	—	(4,642)
Amortization of unearned compensation	—	—	12,396	—	12,396
Balance at October 31, 2014	23,130,503	$23,130	$150,122	$724,696	$897,948
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net income	$249,048	$130,617	$53,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,309	62,225	59,979
Amortization of unearned compensation	12,396	8,111	4,781
Live inventory adjustment	—	—	(9,000)
Provision for losses on accounts receivable	—	415	412
Deferred income taxes	(9,867)	(16)	7,995
Change in assets and liabilities:
Accounts receivable	(9,316)	(11,373)	(4,413)
Inventories	15,032	30,057	(15,159)
Income taxes	10,434	4,467	84,045
Prepaid expenses and other assets	(3,026)	(2,546)	354
Accounts payable	(32,718)	(1,337)	15,994
Accrued expenses and claims payable	10,175	32,244	6,987
Total adjustments	57,419	122,247	151,975
Net cash provided by operating activities	306,467	252,864	205,919
Investing activities
Capital expenditures	(171,626)	(54,529)	(49,249)
Net proceeds from sale of property and equipment	514	169	39
Net cash used in investing activities	(171,112)	(54,360)	(49,210)
Financing activities
Borrowings from revolving line of credit	—	15,000	45,000
Payments on revolving line of credit	—	(125,000)	(157,701)
Principal payments on long-term debt	(10,000)	(10,000)	(10,000)
Principal payments on capital lease obligations	(10,213)	(756)	(1,106)
Payments for debt issuance costs	—	(2,783)	(625)
Dividends paid	(30,453)	(16,339)	(15,621)
Tax benefit from stock incentive plans	1,016	145	706
Proceeds from issuance of restricted stock under stock compensation plans	901	827	758
Payments from issuance of common stock under stock compensation plans	(6,559)	(1,837)	(1,393)
Net cash used in financing activities	(55,308)	(140,743)	(139,982)
Net change in cash and cash equivalents	80,047	57,761	16,727
Cash and cash equivalents at beginning of year	85,563	27,802	11,075
Cash and cash equivalents at end of year	$165,610	$85,563	$27,802
Supplemental disclosure of cash flow information:
Income taxes paid (refunded) net	$130,023	$54,969	$(60,142)
Interest paid	$3,548	$6,489	$9,433
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
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for each of the years ended October 31, 2014, 2013 and 2012. Sales to that customer accounted for 15.9%, 14.2%, and 13.0% of the Company’s consolidated net sales in fiscal 2014, 2013, and 2012, respectively. Shipping and handling costs are included as a component of cost of sales.
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

RECONCILIATION OF GROSS SALES TO NET SALES DOLLARS (in millions)

Product Category	Description	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Fresh Ice Packed Chicken	Gross Sales	$336.7	$367.4	$308.4
	Commissions	(3.7)	(4.1)	(4.3)
	Sales and Customer Allowances	(11.2)	(11.2)	(9.8)
	Other (1)	(8.5)	(9.8)	(6.9)
	Net Sales	313.3	342.3	287.4
Chill Pack Chicken	Gross Sales	1,025.3	955.0	821.3
	Commissions	(5.5)	(6.5)	(6.8)
	Sales and Customer Allowances	(8.7)	(9.5)	(10.2)
	Other (1)	(5.4)	(6.3)	(5.2)
	Net Sales	1,005.7	932.7	799.1
Frozen Chicken	Gross Sales	257.9	282.0	314.1
	Commissions	(0.3)	(0.2)	(0.1)
	Sales and Customer Allowances	—	—	(0.3)
	Other (1)	(1.9)	(0.8)	(0.8)
	Net Sales	255.7	281.0	312.9
Fresh Vacuum Sealed Chicken	Gross Sales	1,026.8	1,009.6	875.7
	Commissions	(1.8)	(1.8)	(1.9)
	Sales and Customer Allowances	(9.1)	(8.3)	(6.4)
	Other (1)	(6.7)	(7.5)	(5.1)
	Net Sales	1,009.2	992.0	862.3
Partially Cooked Chicken	Gross Sales	155.7	98.3	90.4
	Commissions	(0.7)	(0.8)	(0.8)
	Sales and Customer Allowances	(0.5)	(0.4)	(0.4)
	Other (1)	(0.2)	(0.2)	(0.1)
	Net Sales	154.3	96.9	89.1
Mechanically Deboned Chicken	Gross Sales	36.6	38.1	35.3
	Commissions	—	—	—
	Sales and Customer Allowances	—	—	—
	Other (1)	—	—	—
	Net Sales	36.6	38.1	35.3
Totals	Gross Sales	2,839.0	2,750.4	2,445.2
	Commissions	(12.0)	(13.4)	(13.9)
	Sales and Customer Allowances	(29.5)	(29.4)	(27.1)
	Other (1)	(22.7)	(24.6)	(18.1)
	Net Sales	$2,774.8	$2,683.0	$2,386.1

(1)	Other deductions include short weights, credit memos, rebates and other items, none of which, individually, is material.
Sales of offal to rendering companies are considered by-products; accordingly, these amounts reduce cost of sales and totaled $43.1 million, $47.6 million and $43.1 million in fiscal 2014, 2013 and 2012, respectively.
The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets are primarily Russia, Eastern Europe, China, Mexico and the Caribbean. These export sales for fiscal years 2014, 2013 and 2012 totaled approximately $282.3 million, $292.6 million and $318.7 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.

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
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line method over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2014 and 2013, the Company capitalized interest of $1.1 million and $75,000, respectively, related to the new complex under construction in Palestine, Texas. With the absence of a major construction project, the Company did not capitalize any interest during fiscal 2012.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $12.9 million, $3.3 million and $1.3 million for fiscal 2014, 2013 and 2012, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.
Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.

The Company is periodically audited by taxing authorities and considers any adjustments, interest, and penalties incurred as a result of the audits in computing and reporting income tax expense. Any audit adjustments affecting permanent differences could have an impact on the Company’s effective tax rate. Tax periods for fiscal years 2010 through 2014 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.
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
At October 31, 2014 and 2013, the fair value of the Company’s cash and short-term cash investments of approximately $165.6 million and $85.6 million, respectively, approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
Fair values for debt are based on quoted market prices or published forward interest rate curves and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its credit facilities, long-term debt and capital lease obligations were as follows (in millions):

	October 31, 2014		October 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (In millions)	$21.1	$20.0	$42.9	$40.2
Impact of Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (FASB) issued guidance changing the criteria for recognizing revenue. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

2. Inventories
Inventories consisted of the following:

	October 31,
	2014	2013
	(In thousands)
Live poultry-broilers and breeders	$122,181	$124,260
Feed, eggs and other	26,221	34,949
Processed poultry	24,426	32,139
Prepared chicken	10,392	6,483
Packaging materials	7,603	8,024
	$190,823	$205,855

3. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31,
	2014	2013
	(In thousands)
Parts and supplies	$18,307	$16,880
Prepaid insurance	9,397	9,450
Other prepaid expenses	5,348	3,537
	$33,052	$29,867
4. Accrued expenses
Accrued expenses consisted of the following:

	October 31,
	2014	2013
	(In thousands)
Accrued bonuses	$26,264	$21,574
Workers’ compensation claims	6,047	5,531
Accrued wages	5,686	9,708
Accrued rebates	5,744	6,618
Accrued vacation	5,380	5,174
Accrued property taxes	5,491	4,484
Accrued commissions	1,365	1,464
Accrued payroll taxes	6,561	842
Post-retirement benefit	1,195	1,244
Deferred revenue	300	400
Other accrued expenses	3,413	1,232
	$67,446	$58,271
5. Long-Term debt and capital lease obligations
Long-term debt and capital lease obligations consisted of the following:

	October 31,
	2014	2013
	(In thousands)
Term loan, accruing interest at 6.12%, maturing in 2016	20,000	30,000
Capital lease obligation, imputed interest at 5.53%, original maturity in 2015, Company completed early purchase option in July 2014	—	10,213
	20,000	40,213
Less current maturities of long-term debt and capital leases	10,000	10,799
	$10,000	$29,414
On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit from $500.0 million to $600.0 million. The new facility also increased the annual capital expenditure limitation to $65.0 million for fiscal years 2013 through 2018, plus, for each year, up to $10.0 million carryover from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2014, with the permitted carry over, was $75.0 million. On October 29, 2014, the Company entered into an amendment to the existing agreement's capital expenditure covenants. The amendment increased the annual capital expenditure limitation to $75.0 million, and the allowable carryover to $15.0 million for fiscal years 2015 - 2018. The amendment also increases the amount the Company is allowed to spend on the construction of its new complex in Palestine, Texas. Under the original facility, the Company was allowed to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. Under the amendment, the amount allowed to be spent on construction of the new Palestine, Texas complex is increased to $155.0 million, while the original $140.0 million covenant remains in place for construction of a second potential complex. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 55% from the date of the agreement through October 30, 2014, and 50% thereafter. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2014, was $613.6 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018. As of October 31 and December 12, 2014, the Company had no outstanding draws under the facility, and had approximately $13.8 million outstanding in letters of credit, leaving $586.2 million available.
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
The term loan consists of a private placement of $20.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million which began in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility. The Company was in compliance with all covenants at October 31, 2014.
The aggregate annual maturities of long-term debt and capital lease obligations at October 31, 2014, are as follows (in thousands):

Fiscal Year	Amount
2015	$10,000
2016	10,000
$20,000

6. Income Taxes
Income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$127,519	$63,923	$23,641
State	12,766	5,589	992
	140,285	69,512	24,633
Deferred:
Federal	(8,769)	(1,389)	6,435
State	577	(5,450)	(40)
Change in valuation allowance	(1,675)	6,823	1,600
	(9,867)	(16)	7,995
	$130,418	$69,496	$32,628
Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,
	2014	2013
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$62,912	$69,942
Prepaid and other assets	1,894	1,765
Total deferred tax liabilities	64,806	71,707
Deferred tax assets:
Accrued expenses and accounts receivable	9,903	9,187
Inventory	195	85
Compensation on restricted stock	9,535	7,514
State income tax credits	16,547	18,098
Other	1,796	2,310
Valuation allowance	(15,914)	(18,098)
Total deferred tax assets	22,062	19,096
Net deferred tax liabilities	$42,744	$52,611
Current deferred tax assets	$(2,925)	$(478)
Long-term deferred tax liabilities	45,669	53,089
Net deferred tax liabilities	$42,744	$52,611
Included in the deferred tax assets at October 31, 2014, are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $13,012,000, as well as Georgia Job Tax Credits totaling $3,535,000. The North Carolina Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area, the North Carolina Creating Jobs Credit provides a tax credit for increased employment in North Carolina, and the Georgia Job Tax Credit provides a tax credit for creation and retention of qualifying jobs in Georgia. It is management’s opinion that the majority of the North Carolina and Georgia income tax credits will not be utilized before they expire, and a $15,914,000 valuation allowance has been recorded. These credits expire between fiscal years 2017 and 2023.
For fiscal years 2012 and 2013, the Company carried a full valuation allowance against its carry-forwards related to the North Carolina Investing in Business Property Credit, North Carolina Jobs Credits, and Georgia Job Tax Credits. The Company considered all available evidence in determining whether it was more likely than not that those credits were recoverable. After considering all available evidence at October 31, 2014, the Company determined that it was more likely than not that a portion of those credits would be recovered. Accordingly, $314,000 related to the North Carolina credits and $319,000 related to the Georgia credits were released from the valuation allowance and benefited fiscal 2014 deferred income tax expense.
The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2014	2013	2012
	(In thousands)
Income taxes at statutory rate	$132,813	$70,040	$30,300
State income taxes	9,450	4,978	1,967
State income tax credits	(191)	(7,276)	(1,908)
Federal income tax credits	(97)	(715)	(130)
Federal manufacturers (deduction) recapture	(12,636)	(6,469)	(2,191)
Nondeductible expenses	2,909	2,353	3,008
Other, net	(155)	(238)	(18)
Change in valuation allowance	(1,675)	6,823	1,600
Income tax expense	$130,418	$69,496	$32,628
In September 2013, the Internal Revenue Service (“IRS”) released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986, as amended (the “Code”), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replaced temporary regulations that were issued in December 2011. The IRS also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company’s fiscal year ending October 31, 2015. However, depending on the Company's election, certain portions may require an accounting method change on a retroactive basis, thus requiring a IRC Section 481(a) adjustment related to fixed asset deferred taxes. The Company continues to review the regulations, but does not believe there will be a material impact on its results of operations, financial position, or cash flows when they are fully adopted.

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
The following table presents earnings per share (in thousands).

	For the years ended
	October 31, 2014	October 31, 2013	October 31, 2012
Net income	$249,048	$130,617	$53,944
Distributed and undistributed (earnings) to unvested restricted stock	(6,781)	(3,704)	(1,612)
Distributed and undistributed earnings to common shareholders — Basic	242,267	126,913	52,332
Weighted average shares outstanding — Basic	22,441	22,363	22,280
Weighted average shares outstanding — Diluted	22,441	22,363	22,282
Earnings per common share — Basic	$10.80	$5.68	$2.35
Earnings per common share — Diluted	$10.80	$5.68	$2.35
8. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $15,000,000, $8,400,000, and $3,800,000 in fiscal 2014, 2013, and 2012, respectively. Contributions to the ESOP vary in amount, as the contributions are based on profitability.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $6,058,000 in fiscal 2014; $5,717,000 in fiscal 2013; and $5,481,000 in fiscal 2012.
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
Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2014, 2013 and 2012, vests three to four years from the date of grant. The vesting schedule is accelerated upon death, disability, the participant’s termination of employment after reaching retirement eligibility, or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $4,831,000; $4,487,000; and $4,588,000 during fiscal 2014, 2013 and 2012, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2011	566,513	$42.44
Granted during fiscal 2012	118,175	$48.50
Vested during 2012	(81,819)	$39.97
Forfeited during 2012	(14,669)	$43.32
Outstanding at October 31, 2012	588,200	$43.98
Granted during fiscal 2013	78,700	$48.50
Vested during 2013	(87,431)	$42.26
Forfeited during 2013	(10,844)	$45.30
Outstanding at October 31, 2013	568,625	$44.85
Granted during fiscal 2014	98,925	$67.26
Vested during 2014	(84,601)	$40.22
Forfeited during 2014	(16,899)	$47.20
Outstanding at October 31, 2014	566,050	$49.39
The Company had $7.2 million in unrecognized share-based compensation costs related to the 566,050 unvested shares as of October 31, 2014, that will be recognized over a weighted average period of 1.6 years.
Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of

25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee terminates employment after attaining eligibility for retirement, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2014, 2013 and 2012, the participants purchased a total of 12,823; 14,431; and 16,359 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of$80.80, $57.30, and $48.13, per share, respectively, and the Company issued 3,101; 3,514; and 4,005 matching shares, valued at an average price of $80.80, $57.30, and $48.13 per share, respectively. During fiscal 2014, 2013 and 2012, the participants vested in a total of 24,445; 21,263; and 26,528 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of 79.20, 56.87, and 48.65, per share, respectively. During fiscal 2014, 2013 and 2012, the participants forfeited a total of 1,523; 2,421; and 1,732 shares of restricted stock pursuant to the Purchase Plan, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $199,000, $199,000 and $197,000 in fiscal 2014, 2013 and 2012, respectively.
During fiscal 2014, 2013 and 2012 the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, they are subject to an additional one year period during which the participant must remain employed by the Company before they are paid out. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during fiscal 2012 totaled 95,175, during fiscal 2013 totaled 98,950, and during fiscal 2014 totaled 75,925. During fiscal 2012, no compensation cost was recorded related to performance share agreements. During fiscal 2013, the Company recorded compensation cost of $3,425,000 related to the performance share agreements entered into during fiscal 2012, but the Company recorded no compensation cost related to the performance share agreements entered into during fiscal 2013 during the period. During fiscal 2014, the Company recorded performance share related compensation cost of $7,366,000, of which $1,543,000 was related to the agreements entered into during fiscal 2012, and $5,823,000 was related to the agreements entered into during fiscal 2013. The Company recorded no compensation cost related to the performance share agreements entered into during fiscal 2014, as it could not determine that achievement of the applicable performance based criteria is probable. In estimating the compensation expense to record in a period, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2014 agreements would be earned, an additional $3.2 million would have been accrued as of October 31, 2014.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	For the years ended
Date of Performance Share Agreement	October 31, 2014	October 31, 2013	October 31, 2012
November 1, 2011	$1,543	$3,425	$—
November 1, 2012	5,823	—	—
November 1, 2013	—	—	—
Total compensation cost	$7,366	$3,425	$—
Under the Company’s Stock Option Plan, 2,250,000 shares of common stock were reserved for grant to key management personnel. Options outstanding at October 31, 2008, were granted in fiscal 2002, had ten-year terms and vested over four years beginning one year after the date of grant. The Company did not grant any options during fiscal 2014, 2013 and 2012. The Stock Option Plan has been superseded by the Plan described above and no further options may be issued under the Stock Option Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at October 31, 2010	7,501	$12.37
Granted	—	—
Exercised	(1,500)	12.37
Forfeited	—	—
Outstanding at October 31, 2011	6,001	12.37
Granted	—	—
Exercised	(6,000)	12.37
Forfeited	(1)	12.37
Outstanding at October 31, 2012	—	$—
During the fiscal year ended October 31, 2012, 6,000 options were exercised with an intrinsic value of $197,600 and 1 option was forfeited with an intrinsic value of $32.93.
10. Commitments and Contingencies
The Company has approximately 11,461 employees, approximately 15.0% of which are covered by collective bargaining agreements. Each collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the respective facility.
The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2019. Rental expense under these leases totaled $9.0 million, $7.0 million, and $6.8 million during fiscal 2014, 2013 and 2012, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2014 were as follows (in millions):

Fiscal Year	Amount
2015	$7.7
2016	5.2
2017	3.8
2018	3.0
2019	0.7
$20.4
At October 31, 2014, the Company’s estimated contractual obligations for feed grains, feed ingredients, and packaging supplies totaled $72.4 million, with approximately $68.6 million due in less than one year, and the remainder due in the following year.
On September 19, 2013, the Company announced plans for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction commenced in October 2013. The Company estimates the total investment in the complex will be approximately $150.0 million. To date, the Company has spent approximately $110.3 million on the project, and we are obligated to spend the remaining $39.7 million through the first half of fiscal 2015. Of the amount spent to date, approximately $104.6 million, including approximately $1.1 million of capitalized interest, was spent during fiscal 2014. The remaining expenditures are estimates and are subject to change as the project moves toward completion.
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
11. Quarterly Financial Data (unaudited)

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$584,883	$660,717	$768,395	$760,850
Gross profit	68,798	108,406	161,392	182,351
Net income (loss)	28,871	50,988	76,080	93,109
Diluted earnings (loss) per share	$1.25	$2.21	$3.30	$4.04

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$595,760	$621,195	$738,964	$727,061
Gross profit	10,893	58,962	133,946	102,124
Net income (loss)	(6,943)	24,371	67,919	45,270
Diluted earnings (loss) per share	$(0.31)	$1.06	$2.95	$1.97
Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe(1)	Balance at End of Period
	(In Thousands)
Year Ended October 31, 2014
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,200	$29		$29	$2,200
Year Ended October 31, 2013
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,785	$470		$55	$2,200
Year Ended October 31, 2012
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,373	$412		$—	$1,785
_________________

(1)	Uncollectible accounts written off, net of recoveries

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures
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
As of October 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 framework). Based on our assessment we have concluded that, as of October 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2014.

Item 9B.	Other Information
Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2014, of Sanderson Farms, Inc. and subsidiaries, and our report dated December 18, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 18, 2014

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
Sanderson Farms, Inc.
P.O. Box 988
Laurel, Mississippi 39441
Attn.: Chief Financial Officer
Requests can also be made by phone at (601) 649-4030.

Item 11.	Executive Compensation
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
The following table provides information as of October 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005, and amended and approved by shareholders on February 17, 2011. No further options or other awards may be granted under the Stock Option Plan. There are 3,500,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	336,301	614,932
Equity compensation plans not approved by security holders	—	—
Total	336,301	614,932
_________________

(1)
This column reflects 187,401 performance shares outstanding at October 31, 2014, that are expected to be earned and that are subject to an additional one year, service-based vesting period ending on October 31, 2015, and 148,900 unearned performance shares outstanding at October 31, 2014, at the maximum level. However, management could not determine that achievement of the applicable performance based criteria is probable for those unearned performance shares. This column does not include the 102,534 fiscal 2012 performance shares that were paid out on October 31, 2014.

(2)
This column reflects the 982,883 shares of restricted stock granted to participants under the Stock Incentive Plan, the 245,723 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, and the 429,938 performance shares that have been earned or are expected to be earned under the Stock Incentive Plan, and the 148,900 unearned outstanding performance shares that could be earned as described in footnote (1) above, in each case since the inception of the plan and net of forfeitures, but including shares withheld at the election of the participants to satisfy tax obligations.

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

Item 14.	Principal Accounting Fees and Services
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
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2014 and 2013
Consolidated Statements of Operations — Years ended October 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows — Years ended October 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements — October 31, 2014

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

3.7	By-Laws of the Registrant, amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

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

10.5+
Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

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

10.8+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2013. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10.9+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.10+
Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.11+
Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.12+
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

10.14+
Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted on or after November 1, 2013). (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

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

10.17+
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

Exhibit Number	Description
10.19+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2014). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2015).

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

10.31
Guaranty Agreement dated October 24, 2013 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed October 28, 2013.)

10.32
First Amendment to Credit Agreement dated October 29, 2014 among Sanderson Farms, Inc. and the Banks party thereto. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on November 4, 2014.)

10.33
Note Purchase Agreement dated as of April 28, 2006, between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.34	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

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

10.37
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

10.39
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
Chairman of the Board and Chief Executive Officer
Date: December 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/18/2014
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ John H. Baker, III	12/18/2014
John H. Baker, III,
Director

/s/ Fred Banks, Jr.	12/18/2014
Fred Banks, Jr.
Director

/s/ John Bierbusse	12/18/2014
John Bierbusse,
Director

/s/ Lampkin Butts	12/18/2014
Lampkin Butts, Director,
President and Chief Operating Officer

/s/ D. Michael Cockrell	12/18/2014
D. Michael Cockrell,
Director, Treasurer and Chief Financial Officer

/s/ Ms. Toni Cooley	12/18/2014
Toni Cooley
Director

/s/ Tim Rigney	12/18/2014
Tim Rigney,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Beverly Wade Hogan	12/18/2014
Beverly Wade Hogan,
Director

/s/ Robert C. Khayat	12/18/2014
Robert C. Khayat
Director

/s/ Phil K. Livingston	12/18/2014
Phil K. Livingston,
Director

/s/ Dianne Mooney	12/18/2014
Dianne Mooney
Director

/s/ Gail Jones Pittman	12/18/2014
Gail Jones Pittman,
Director

/s/ Charles W. Ritter, Jr.	12/18/2014
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

3.7	By-Laws of the Registrant, amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

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

10.5+
Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

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

10.8+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2013. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10.9+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.10+
Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a ten-year resting period, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.)

10.11+
Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.12+
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

10.14+
Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted on or after November 1, 2013). (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

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

10.17+
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

10.19+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2014). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2015).

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

10.31
Guaranty Agreement dated October 24, 2013 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed October 28, 2013.)

10.32
First Amendment to Credit Agreement dated October 29, 2014 among Sanderson Farms, Inc. and the Banks party thereto. (Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on November 4, 2014.)

10.33
Note Purchase Agreement dated as of April 28, 2006, between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.34	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

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

10.39
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

_________________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.