Form 10-Q
period 2015-01-31
SANDERSON FARMS INC
filed 2015-02-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
___________________________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 23,174,221 shares outstanding as of February 19, 2015.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	January 31, 2015	October 31, 2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$173,104	$165,610
Accounts receivable, net	117,014	118,296
Inventories	213,172	190,823
Deferred income taxes	2,901	2,925
Prepaid expenses and other current assets	37,452	33,052
Total current assets	543,643	510,706
Property, plant and equipment	1,240,898	1,185,094
Less accumulated depreciation	(604,343)	(588,969)
	636,555	596,125
Other assets	3,924	4,421
Total assets	$1,184,122	$1,111,252
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,503	$48,700
Accrued expenses	37,706	67,446
Accrued income taxes	23,469	21,489
Current maturities of long-term debt	10,000	10,000
Total current liabilities	145,678	147,635
Long-term debt, less current maturities	10,000	10,000
Claims payable	9,600	10,000
Deferred income taxes and other liabilities	55,752	45,669
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—23,156,353 and 23,130,503 at January 31, 2015 and October 31, 2014, respectively	23,156	23,130
Paid-in capital	153,832	150,122
Retained earnings	786,104	724,696
Total stockholders’ equity	963,092	897,948
Total liabilities and stockholders’ equity	$1,184,122	$1,111,252
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2015	2014
Net sales	$667,363	$584,883
Cost and expenses:
Cost of sales	526,201	516,085
Selling, general and administrative	38,105	23,599
	564,306	539,684
Operating Income	103,057	45,199
Other income (expense):
Interest income	26	12
Interest expense	(427)	(911)
Other	34	16
	(367)	(883)
Income before income taxes	102,690	44,316
Income tax expense	36,187	15,445
Net income	$66,503	$28,871
Earnings per share:
Basic	$2.87	$1.25
Diluted	$2.87	$1.25
Dividends per share	$0.22	$0.20
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2015	2014
Operating activities
Net income	$66,503	$28,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,256	14,737
Non-cash stock compensation	5,910	1,530
Deferred income taxes	8,976	951
Change in assets and liabilities:
Accounts receivable, net	1,282	14,866
Income taxes	1,980	566
Inventories	(22,349)	(3,314)
Prepaid expenses and other assets	(4,117)	(4,623)
Accounts payable	20,708	(24,975)
Accrued expenses and other liabilities	(31,356)	(25,811)
Total adjustments	(2,710)	(26,073)
Net cash provided by operating activities	63,793	2,798
Investing activities
Capital expenditures	(56,489)	(28,809)
Net proceeds from sale of property and equipment	17	28
Net cash used in investing activities	(56,472)	(28,781)
Financing activities
Principal payments on capital lease obligations	—	(196)
Proceeds from issuance of restricted stock under stock compensation plans	445	233
Payments from issuance of common stock under stock compensation plans	(2,902)	(1,811)
Tax benefit on vesting of restricted stock grants	2,630	1,016
Net cash provided by (used in) financing activities	173	(758)
Net change in cash and cash equivalents	7,494	(26,741)
Cash and cash equivalents at beginning of period	165,610	85,563
Cash and cash equivalents at end of period	$173,104	$58,822
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(5,095)	$(4,612)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2015
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.
The condensed consolidated balance sheet at October 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2014.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31, 2015	October 31, 2014
	(In thousands)
Live poultry-broilers and breeders	$141,014	$122,181
Feed, eggs and other	32,513	26,221
Processed poultry	21,215	24,426
Prepared chicken	10,151	10,392
Packaging materials	8,279	7,603
	$213,172	$190,823
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of the Company’s October 31, 2014 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three months ended January 31, 2015 was $5,910,000 as compared to total stock based compensation expense of $1,530,000 for the three months ended January 31, 2014.
During the three months ended January 31, 2015, participants in the Company’s Management Share Purchase Plan (MSPP) elected to receive a total of 5,131 shares of restricted stock at an average price of $86.68 per share instead of a specified percentage of their cash compensation, and the Company issued 1,247 matching restricted shares. During the three months ended January 31, 2015, the Company recorded compensation cost for the MSPP shares, included in the total stock based compensation expense above, of $108,000 as compared to $48,000 during the three months ended January 31, 2014.
On November 1, 2014, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 54,600 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. As of January 31, 2015, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed below, and therefore recorded no compensation expense related to those shares. The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2013 and November 1, 2012. Each cycle of performance shares is subject to a two-year performance period and an additional one-year service-based vesting period. During the three months ended January 31, 2015, the Company determined that achievement of the applicable performance based criteria for the November 1, 2013 agreement is probable. Accordingly, the three months ended January 31, 2015 includes compensation expense of $3,268,000, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2013. As of January 31, 2015, the aggregate number of shares estimated to be awarded related to the November 1, 2013 performance share agreements totaled 119,514 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company’s actual performance during the remaining nine months of the performance period ending October 31, 2015, and due to potential forfeitures. During the three months ended January 31, 2015, the Company recorded compensation expense of $728,000, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2012, as compared to no compensation expense related to that grant during the three months ended January 31, 2014. As of January 31, 2015, the aggregate number of shares estimated to be awarded related to the November 1, 2012 performance share agreement totaled 187,401 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining nine months of the service period ending October 31, 2015. In estimating the compensation expense to record in a period, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three-year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2014 and 2015 agreements would be earned, an additional $1.5 million would have been accrued as of January 31, 2015.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	Three months ended
Date of Performance Share Agreement	January 31, 2015	January 31, 2014
November 1, 2011	$—	$405,000
November 1, 2012	728,000	—
November 1, 2013	3,268,000	—
November 1, 2014	—	—
Total compensation cost	$3,996,000	$405,000
On November 1, 2014, the Company granted 54,600 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $84.77 per share and will vest on November 1, 2018. On February 12, 2014, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $77.97 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2015, related to all unvested restricted stock grants totaled 542,950. During the three months ended January 31, 2015, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,806,000 related to restricted stock grants, as compared to $1,077,000 during the three months ended January 31, 2014. The Company had $10.8 million in unrecognized share-based compensation costs as of January 31, 2015, that will be recognized over a weighted average remaining vesting period of 2.0 years.
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

The following table presents earnings per share.

	Three months ended
	January 31, 2015	January 31, 2014
	(in thousands except per share amounts)
Net Income	$66,503	$28,871
Distributed and undistributed (earnings) to unvested restricted stock	(1,718)	(803)
Distributed and undistributed earnings to common shareholders—Basic	$64,785	$28,068
Weighted average shares outstanding—Basic	22,557	22,423
Weighted average shares outstanding—Diluted	22,557	22,423
Earnings per common share—Basic	$2.87	$1.25
Earnings per common share—Diluted	$2.87	$1.25

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
At January 31, 2015, and October 31, 2014, the fair value of the Company’s cash and short-term cash investments approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows:

	January 31, 2015		October 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$21.1	$20.0	$21.1	$20.0
NOTE 6—COMMITMENTS AND CONTINGENCIES
On September 19, 2013, the Company announced plans for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction commenced in October 2013. The Company estimates the total investment in the complex will be approximately $150.0 million. As of January 31, 2015, the Company has spent approximately $143.9 million on the project, and we are obligated to spend the remaining $6.1 million through the first half of fiscal 2015. Of the amount spent to date, approximately $33.6 million, including $306,000 of capitalized interest, was spent during the three months ended January 31, 2015. The remaining expenditures are estimates and are subject to change as the project moves through the final stages.

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
NOTE 7—CREDIT AGREEMENT
The Company has a $600.0 million revolving credit facility. The facility limits capital expenditures to $75.0 million for each of fiscal years 2015 through 2018, plus, for each year, up to $15.0 million carry-over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015, with the permitted carry over, is $90.0 million. The credit facility also permits the Company to spend up to $155.0 million in capital expenditures on the construction of its new poultry complex in Palestine, Texas, and up to $140.0 million in capital expenditures on the construction of a potential new poultry complex to be located anywhere in the United States, which expenditures are in addition to the annual capital expenditure limits. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the Palestine, Texas complex or the second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2015, was $651.0 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of January 31, and February 19, 2015, the Company had no outstanding draws under the facility, and had approximately $13.8 million outstanding in letters of credit, leaving $586.2 million available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2015, and the related condensed consolidated statements of operations for the three-month period ended January 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the three-month period ended January 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and we expressed an unqualified opinion on those consolidated financial statements in our report dated December 18, 2014. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and its subsidiaries as of October 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 24, 2015

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2014.
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
On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of a new poultry complex. Construction of the complex began in October 2013, and initial operations commenced at the processing plant on February 9, 2015. The new complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility which, at full capacity, will process 1.25 million chickens per week for the big bird deboning market. Before the complex can reach full capacity, the Company will need to identify and enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory.
On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit to $600.0 million. On October 29, 2014, the Company entered into an amendment to the existing agreement's capital expenditure covenants. The amendment increased the annual capital expenditure limitation to $75.0 million for fiscal years 2015 through 2018, plus, for each year, up to $15.0 million carry-over from the preceding fiscal year, when it is not actually spent in that year. The amendment also increases the amount the Company is allowed to spend on the construction of its new complex in Palestine, Texas. Under the original facility, the Company was allowed to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. Under the amendment, the amount allowed to be spent on construction of the new Palestine, Texas complex is increased to $155.0 million, while the original $140.0 million covenant amount remains in place for construction of a second potential complex. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2015, was $651.0 million. The credit remains unsecured and, unless extended, will expire on October 24, 2018.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s margins improved during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 reflecting lower grain prices and higher average sales prices for poultry products. Demand for fresh chicken in the retail grocery store market has remained strong, and that stability is reflected in wholesale market prices for product sold to retail grocery store customers remaining at or near record high levels throughout the first quarter. While traffic through food service establishments remains under pressure, market prices for boneless breast meat and tenders sold to food service customers improved significantly during the first quarter of fiscal 2015 compared to our first quarter of fiscal 2014. We believe this improvement is due in part to improved food service demand driven by the relatively high price of beef, as well as lower priced gasoline. Compared to our fourth quarter of fiscal 2014, market prices for boneless breast meat and tenders sold to food service customers were lower reflecting seasonal demand patterns typical of our first fiscal quarter.
While market prices for chicken were higher during the first fiscal quarter of 2015 compared to the same period a year ago, market prices for corn and soybean meal were lower. During the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, the average feed cost in broiler flocks processed was 10.1% lower. The Company has priced little of its grain needs past February 2015. Had it priced its remaining fiscal year 2015 needs at February 19, 2015 cash market prices, its costs of feed grains would be approximately $113.9 million lower during fiscal 2015 as compared to fiscal 2014.

On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. There has been no indication from China on how long the ban will last. Avian influenza was later detected in commercial turkey flocks in California. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products, the Company is currently rendering those products for significantly lower returns. The Company estimates the ban will cost approximately $4.3 million per month, before taxes, for as long as the ban continues.
RESULTS OF OPERATIONS
Net sales for the first quarter ended January 31, 2015 were $667.4 million as compared to $584.9 million for the first quarter ended January 31, 2014, an increase of $82.5 million or 14.1%. Net sales of poultry products for the first quarter ended January 31, 2015 and 2014, were $626.5 million and $558.9 million respectively, an increase of $67.5 million or 12.1%. The increase in net sales of poultry products resulted from a 6.4% increase in the pounds of poultry products sold, and a 5.3% increase in the average sales price of poultry products sold. During the first quarter of fiscal 2015, the Company sold 766.8 million pounds of poultry products, up from 720.4 million pounds during the first quarter of fiscal 2014. The increased pounds of poultry products sold resulted from a 1.5% increase in the number of head processed and a 2.3% increase in the average live weight of poultry processed. Overall, market prices for poultry products increased during the first quarter of fiscal 2015 as compared to the same quarter of fiscal 2014. Urner Barry average market prices increased for boneless breast meat, tenders, jumbo wings and bulk leg quarters by 6.6%, 4.7%, 52.2% and 2.1% respectively, when compared to the first quarter of fiscal 2014. The price for Georgia Dock whole birds, which reached its historical high during the Company's first fiscal quarter of 2015, averaged 9.2% higher as compared to the average during the first fiscal quarter of 2014. Net sales of prepared chicken products for the first quarter ended January 31, 2015 and 2014 were $40.9 million and $25.9 million, respectively, or an increase of 57.6%. This increase resulted from a 51.4% increase in the pounds of prepared chicken products sold, and a 4.0% increase in the average sales price of prepared chicken products sold. During the first quarter of fiscal 2015, the Company sold 20.4 million pounds of prepared chicken products, up from 13.5 million pounds during the first quarter of fiscal 2014. The increase in the pounds of prepared chicken products sold was a result of new customers added during the latter part of fiscal 2014 and, to a lesser extent, increased volume sold to existing customers.
Cost of sales for the first quarter of fiscal 2015 was $526.2 million as compared to $516.1 million during the first quarter of fiscal 2014, an increase of $10.1 million or 2.0%. Cost of sales of poultry products sold during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 was $489.0 million and $492.2 million, respectively, which represents a $0.0411 per pound decrease in the average cost of sales of poultry products, or 6.0%. As illustrated in the table below, the decrease resulted from a decrease in the cost of feed per pound of broilers processed of $0.0327, or 10.1%, and a $0.0052 per pound decrease in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	First Quarter 2015			First Quarter 2014			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$24,426		$0.3983	$32,139		$0.4736	$(7,713)	$(0.0753)
Feed in broilers processed	225,578		0.2911	235,813		0.3238	(10,235)	(0.0327)
All other cost of sales	269,526		0.3478	257,120		0.3530	12,406	(0.0052)
Less: Ending Inventory	21,215		0.3375	29,323		0.4026	(8,108)	(0.0651)
Total poultry cost of sales	$498,315	(1)	$0.6444	$495,749	(1)	$0.6855	$2,566	$(0.0411)
Pounds:
Beginning Inventory	61,333			67,859
Poultry processed	774,881			728,317
Poultry sold	773,360	(1)		723,182	(1)
Ending Inventory	62,851			72,831
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's Prepared Foods Division.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold decreased by $0.0052 per pound processed, or 1.5%, during this year’s first fiscal quarter compared to the same quarter a year ago. Included in these other costs of sales during the first quarter of fiscal 2014 is a loss of approximately $1.0 million incurred by the Company as a result of a fire destroying finished goods at a third-party cold storage facility. Excluding the impact of the fire loss, other costs of sales decreased by $0.0039 per pound processed, or 1.1%. Additionally, the Company's cost of chicks placed, which is also included in other costs of sales, decreased during the quarter as a result of lower feed costs flowing through the Company's breeder flocks. Costs of sales of the Company’s prepared chicken products during the first quarter of fiscal 2015 were $37.2 million as compared to $23.9 million during the same quarter a year ago, an increase of $13.3 million, or 55.7%, primarily attributable to a 51.4% increase in the pounds of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at January 31, 2015 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at January 31, 2015 or January 31, 2014.
Selling, general and administrative costs during the three months ended January 31, 2015 were $38.1 million. The following table includes the components of selling, general and administrative costs for the three months ended January 31, 2015 and 2014.

	Selling, General and Administrative Costs (in thousands)
	Three months ended January 31,
	2015	2014
Administrative salaries	$6,880	$6,451
Start-up expense	4,835	362
Stock compensation expense	5,808	1,455
Trainee expense	2,692	2,451
Marketing expense	3,330	1,153
Sanderson Farms Championship expense	1,646	1,195
All other S,G & A	12,914	10,532
Total S,G & A	$38,105	$23,599
As illustrated in the table above, the $14.5 million increase in selling, general and administrative costs during the first quarter of fiscal 2015 as compared to the same period a year ago resulted from a $4.8 million increase in labor costs including payroll and stock-based compensation. Also contributing to the increase were start-up, trainee, marketing, and Sanderson Farms Championship expenses. The increase in start-up expense relates to the start-up of the Company's new poultry complex in Palestine, Texas. Costs associated with that facility's start-up will be included in selling, general and administrative costs until the point that facility begins processing birds. The increase in trainee expense is attributable to an increase in trainee staff. The increase in marketing expense results from the Company's decision to launch a new series of television advertisements during the third quarter of fiscal 2014 to build brand recognition and loyalty, which campaign is expected to continue into fiscal 2015. The Sanderson Farms Championship is a PGA TOUR event for which the Company is committed and was the title sponsor for years 2013 through 2016. Given the Company's commitment to be the title sponsor over that period, we are committed to increasing the tournament's exposure for the benefit of the charities it supports, as well as the Company. Accordingly, the Company has incurred greater expenses as the sponsorship progresses.
The Company’s operating income for the three months ended January 31, 2015 was $103.1 million as compared to an operating income for the three months ended January 31, 2014 of $45.2 million. The increase in the first fiscal quarter 2015 as compared to the same period a year ago resulted from the decreased cost of feed grains and the increased average sales prices for our products during the first fiscal quarter of 2015 as compared to the same period a year ago.
Interest expense during the first quarter of fiscal 2015 was $0.4 million as compared to interest expense of $0.9 million for the same period in fiscal 2014. The decrease in interest expense resulted primarily from lower outstanding debt during the first three months of fiscal 2015. Additionally, the Company capitalized $306,000 in interest costs related to the construction of the new complex in Palestine, Texas during the first three months of fiscal 2015, compared to $113,000 of capitalized interest during the first three months of fiscal 2014.

The Company’s effective tax rate for the first three months of fiscal 2015 was 35.2% as compared to 34.9% for the same period in fiscal 2014. The Company’s effective tax rate for the three months ended January 31, 2015 included an approximate 0.1% discrete unfavorable expense recognized in the period related to legislation enacted during the first quarter of fiscal 2015. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As of January 31, 2015, the Company's long-term deferred income taxes and other liabilities were $55.7 million as compared to $45.7 million at October 31, 2014, an increase of $10.0 million. The increase is primarily attributable to legislation enacted during the quarter which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2014 calendar year.
During the three months ended January 31, 2015, the Company’s net income was $66.5 million, or $2.87 per share. For the three months ended January 31, 2014, the Company’s net income was $28.9 million, or $1.25 per share.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2015 was $398.0 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.7 to 1. The Company’s working capital and current ratio at October 31, 2014 were $363.1 million and 3.5 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2015 include cash on hand at October 31, 2014, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated October 24, 2013, to, among other things, increase the available credit to $600.0 million from $500.0 million, and to extend the term from February 2016 to October 2018. As of January 31, and February 19, 2015, the Company had no outstanding draws under the facility and had approximately $13.8 million outstanding in letters of credit, leaving $586.2 million available under the facility.
The Company’s cash position at January 31, 2015 and October 31, 2014 consisted of $173.1 million and $165.6 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at January 31, 2015 and October 31, 2014 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the three months ended January 31, 2015 and 2014, were $63.8 million and $2.8 million, respectively. Cash flows from operating activities increased by $61.0 million, resulting primarily from the lower costs of feed grains experienced by the Company during the first three months of fiscal 2015, as well as improved market prices for poultry products during the first three months of fiscal 2015, as compared to the same period in fiscal 2014.
Cash flows used in investing activities during the first three months of fiscal 2015 and 2014 were $56.5 million and $28.8 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2015 were approximately $56.5 million, and included approximately $33.6 million for construction of the Palestine, Texas complex. Capital expenditures for the first three months of fiscal 2014 were $28.8 million, including approximately $7.4 million for a new Company aircraft and $8.5 million for construction of the Palestine, Texas complex.
Cash flows provided by (used in) financing activities during the three months ended January 31, 2015 and 2014 were $0.2 million and $(0.8) million, respectively. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
The Company’s capital budget for fiscal 2015, excluding operating leases, is approximately $116.3 million. The 2015 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $586.2 million available under the revolving line of credit at January 31, 2015. The fiscal 2015 capital budget includes approximately $39.7 million for construction of the Company’s new Palestine, Texas poultry complex. Excluding the budget for the new complex, the fiscal 2015 capital budget is $76.6 million.
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

On September 19, 2013, the Company announced plans for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction of the complex began in October 2013. The Company began operations at the new hatchery in November 2014, and the new processing plant in February 2015. The Company expects the investment in the new complex to total approximately $150.0 million. The new facilities will have the capacity to process 1,250,000 birds per week for the big bird deboning market. At full capacity, the complex will employ approximately 1,150 people, will require approximately 100 contract growers, and will be equipped to process and sell 9.7 million dressed poultry pounds per week. Before the complex can reach full capacity, the Company will need to identify and enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of the Company's Annual Report on Form 10-K for its year ended October 31, 2014.
On October 24, 2013, the Company entered into a new revolving credit facility to, among other things, increase the total committed credit to $600.0 million. On October 29, 2014, the Company entered into an amendment to the existing agreement's capital expenditure covenants. The amendment increased the annual capital expenditure limitation to $75.0 million for fiscal years 2015 through 2018, plus, for each year, up to $15.0 million carry-over from the preceding fiscal year, when it is not actually spent in that year. The amendment also increases the amount the Company is allowed to spend on the construction of its new complex in Palestine, Texas. Under the original facility, the Company was allowed to spend up to $140.0 million each in capital expenditures on the construction of two new poultry complexes to be located anywhere in the United States, which expenditures are in addition to the annual overall capital expenditure limits. Under the amendment, the amount allowed to be spent on construction of the new Palestine, Texas complex is increased to $155.0 million, while the original $140.0 million covenant amount remains in place for construction of a second potential complex. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either of the two potential new poultry complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2015, was $651.0 million. The credit is unsecured and, unless extended, will expire on October 24, 2018. As of January 31, and February 19, 2015, the Company had no outstanding draws under the facility, and had approximately $13.8 million outstanding in letters of credit, leaving $586.2 million available under the facility.

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

Critical Accounting Estimates
We consider accounting policies related to allowance for doubtful accounts, inventories, long-lived assets, accrued self-insurance, performance share plans, income taxes and contingencies to be critical accounting estimates. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2014.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2015, the Company purchased approximately 23.5 million bushels of corn and approximately 203,261 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $23.5 million in the first quarter of fiscal 2015. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $2.0 million.
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

During the first quarter of fiscal 2015, the Company’s average feed cost per pound of broilers processed totaled $0.2911 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have impacted average feed cost per pound of broilers processed by $0.0303, based on the quantity of grain used during the first quarter of fiscal 2015. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0026 during the first quarter of fiscal 2015.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first quarter of fiscal 2015:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2015	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	23.5 million bushels	$1.00 per bushel	$23.5 million	$0.0303/lb processed
Soybean meal	203,261 tons	$10.00 per ton	$2.0 million	$0.0026/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was approximately $21.1 million at January 31, 2015. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including under the heading “Item 1A: Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2014, except as follows.
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

On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. A challenge to China’s anti-dumping determination was filed by the U.S. Government with the World Trade Organization (WTO), which ruled in favor of the U.S. on September 25, 2013. China did not appeal the WTO ruling. On July 8, 2014, China announced that it had re-investigated charges that United States chicken exporters dump product in the China domestic market, causing substantial harm to the local industry. Despite the WTO’s findings, China announced that its re-investigation revealed that United States exporters continue to dump product into the local China market. While China announced lower anti-dumping tariffs on certain United States producers in its July 8, 2014 announcement, the tariffs actually increased on most United States producers, including Sanderson Farms. The United States government continues to believe that the WTO ruling was correct and that China’s anti-dumping determination lacks merit. Accordingly, the United States government intends to challenge China’s most recent actions at the WTO, but no ruling from the WTO is expected for several months following the challenge. On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. There has been no indication from China on how long the ban will last. Avian influenza was later detected in commercial turkey flocks in California. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products, the Company is currently rendering those products for significantly lower returns. The Company estimates the ban will cost approximately $4.3 million per month, before taxes, for as long as the ban continues.

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

On August 8, 2014, Russia announced economic sanctions against countries that have imposed economic sanctions on Russia in response to Russia’s recent actions in Ukraine. The Russian sanctions include a ban on imports of chicken from the United States. During fiscal 2014, Sanderson Farms sold approximately 90.9 million pounds of chicken for approximately $36.0 million to customers who resold the product in Russia. Unlike previous Russian bans on United States poultry imports when Russia represented a much larger share of total industry exports, the current ban has had a relatively smaller impact. Russia represented only 7% of total United States exports of chicken during calendar 2013, which was the last full year during which exports to Russia were allowed.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal 2015, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
November 1, 2014—November 30, 2014	32,886	$83.98	32,886	1,000,000
December 1, 2014—December 31, 2014	1,617	86.87	1,617	1,000,000
January 1, 2015—January 31, 2015	—	—	—	1,000,000
Total	34,503	$84.12	34,503	1,000,000
___________________

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

Exhibit 10 Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2014. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 26, 2015.)
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
___________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.
(Registrant)

Date: February 24, 2015	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 24, 2015	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

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

3.7	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2014. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 26, 2015.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
___________________

*	Filed herewith.

**	Furnished herewith.