Form 10-Q
period 2015-04-30
SANDERSON FARMS INC
filed 2015-05-28
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,411,180 shares outstanding as of May 22, 2015.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	April 30, 2015	October 31, 2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$153,625	$165,610
Accounts receivable, net	118,927	118,296
Inventories	212,306	190,823
Deferred income taxes	4,722	2,925
Prepaid expenses and other current assets	37,254	33,052
Total current assets	526,834	510,706
Property, plant and equipment	1,276,140	1,185,094
Less accumulated depreciation	(621,632)	(588,969)
	654,508	596,125
Other assets	5,531	4,421
Total assets	$1,186,873	$1,111,252
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$89,630	$48,700
Accrued expenses	45,939	67,446
Accrued income taxes	6,426	21,489
Current maturities of long-term debt	10,000	10,000
Total current liabilities	151,995	147,635
Long-term debt, less current maturities	—	10,000
Claims payable	8,800	10,000
Deferred income taxes and other liabilities	53,127	45,669
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,411,692 and 23,130,503 at April 30, 2015 and October 31, 2014, respectively	22,412	23,130
Paid-in capital	112,071	150,122
Retained earnings	838,468	724,696
Total stockholders’ equity	972,951	897,948
Total liabilities and stockholders’ equity	$1,186,873	$1,111,252
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Net sales	$716,592	$660,717	$1,383,955	$1,245,600
Cost and expenses:
Cost of sales	577,567	552,311	1,103,768	1,068,396
Selling, general and administrative	29,503	29,915	67,608	53,514
	607,070	582,226	1,171,376	1,121,910
Operating Income	109,522	78,491	212,579	123,690
Other income (expense):
Interest income	13	10	39	22
Interest expense	(686)	(741)	(1,113)	(1,652)
Other	29	32	63	48
	(644)	(699)	(1,011)	(1,582)
Income before income taxes	108,878	77,792	211,568	122,108
Income tax expense	37,632	26,804	73,819	42,249
Net income	$71,246	$50,988	$137,749	$79,859
Earnings per share:
Basic	$3.13	$2.21	$6.00	$3.46
Diluted	$3.13	$2.21	$6.00	$3.46
Dividends per share	$0.22	$0.20	$0.44	$0.40
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended April 30,
	2015	2014
Operating activities
Net income	$137,749	$79,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,007	29,854
Non-cash stock compensation	9,909	7,117
Deferred income taxes	5,281	(3,761)
Change in assets and liabilities:
Accounts receivable, net	(631)	395
Income taxes	(15,063)	2,540
Inventories	(21,482)	(13,162)
Prepaid expenses and other assets	(5,740)	(1,143)
Accounts payable	36,000	(588)
Accrued expenses and other liabilities	(24,167)	(20,437)
Total adjustments	19,114	815
Net cash provided by operating activities	156,863	80,674
Investing activities
Capital expenditures	(93,063)	(66,019)
Net proceeds from sale of property and equipment	101	369
Net cash used in investing activities	(92,962)	(65,650)
Financing activities
Purchase of common stock	(55,193)	—
Principal payments on capital lease obligations	—	(394)
Principal payments on long-term debt	(10,000)	(10,000)
Proceeds from issuance of restricted stock under stock compensation plans	730	462
Payments from issuance of common stock under stock compensation plans	(8,959)	(2,646)
Tax benefit on vesting of restricted stock grants	2,630	1,016
Dividends paid	(5,094)	(4,613)
Net cash used in financing activities	(75,886)	(16,175)
Net change in cash and cash equivalents	(11,985)	(1,151)
Cash and cash equivalents at beginning of period	165,610	85,563
Cash and cash equivalents at end of period	$153,625	$84,412
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(4,931)	$(4,614)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2015
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.
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
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU No. 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30, 2015	October 31, 2014
	(In thousands)
Live poultry-broilers and breeders	$142,095	$122,181
Feed, eggs and other	30,951	26,221
Processed poultry	19,270	24,426
Prepared chicken	11,559	10,392
Packaging materials	8,431	7,603
	$212,306	$190,823
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of the Company’s October 31, 2014 audited financial statements for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three and six months ended April 30, 2015 was $3,999,000 and $9,909,000, respectively, as compared to total stock based compensation expense of $5,586,000 and $7,117,000 for the three and six months ended April 30, 2014.
During the six months ended April 30, 2015, participants in the Company’s Management Share Purchase Plan (MSPP) elected to receive a total of 8,708 shares of restricted stock at an average price of $83.79 per share instead of a specified percentage of their cash compensation, and the Company issued 2,112 matching restricted shares. During the three and six months ended April 30, 2015, the Company recorded compensation cost for the MSPP shares, included in the total stock based compensation expense above, of $81,000 and $189,000, respectively, as compared to $48,000 and $96,000, respectively, during the three and six months ended April 30, 2014.
On November 1, 2014, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 54,600 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. As of April 30, 2015, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed below, and therefore recorded no compensation expense related to those shares. The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2013 and November 1, 2012. Each cycle of performance shares is subject to a two-year performance period and an additional one-year service-based vesting period. During the three months ended January 31, 2015, the Company determined that achievement of the applicable performance based criteria for the November 1, 2013 agreement was probable at a level between the target and maximum levels, and during the three months ended April 30, 2015, the Company determined that achievement of the applicable performance based criteria for that agreement is probable at the maximum level. Accordingly, the three and six months ended April 30, 2015 include compensation expense of $1,570,000 and $4,838,000, respectively, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2013. As of April 30, 2015, the aggregate number of shares estimated to be awarded related to the November 1, 2013 performance share agreements totaled 147,268 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company’s actual performance during the remaining six months of the performance period ending October 31, 2015, and due to potential forfeitures. During the three and six months ended April 30, 2015, the Company recorded compensation expense of $728,000 and $1,456,000, respectively, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2012, as compared to $4,050,000 related to that grant during the three and six months ended April 30, 2014. As of April 30, 2015, the aggregate number of shares estimated to be awarded related to the November 1, 2012 performance share agreement totaled 187,401 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining six months of the service period ending October 31, 2015. In estimating the compensation expense to record in a period for any outstanding performance share grants, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three-year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2015 agreements would be earned, an additional $1.5 million would have been accrued as of April 30, 2015.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	Three months ended		Six months ended
Date of Performance Share Agreement	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
November 1, 2011	$—	$336	$—	$741
November 1, 2012	728	4,050	1,456	4,050
November 1, 2013	1,570	—	4,838	—
November 1, 2014	—	—	—	—
Total compensation cost	$2,298	$4,386	$6,294	$4,791
On November 1, 2014, the Company granted 54,600 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $84.77 per share and will vest on November 1, 2018. On February 12, 2015, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $77.97 per share and vests one, two or three years from the date of grant. The

Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2015, related to all unvested restricted stock grants totaled 314,700. During the three and six months ended April 30, 2015, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,620,000 and $3,427,000, respectively, related to restricted stock grants, as compared to $1,152,000 and $2,229,000, respectively, during the three and six months ended April 30, 2014. The Company had $10.7 million in unrecognized share-based compensation costs as of April 30, 2015, that will be recognized over a weighted average remaining vesting period of 1.7 years.
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
The following table presents earnings per share.

	Three months ended
	April 30, 2015	April 30, 2014
	(in thousands except per share amounts)
Net Income	$71,246	$50,988
Distributed and undistributed (earnings) to unvested restricted stock	(1,388)	(1,390)
Distributed and undistributed earnings to common shareholders—Basic	$69,858	$49,598
Weighted average shares outstanding—Basic	22,318	22,441
Weighted average shares outstanding—Diluted	22,318	22,441
Earnings per common share—Basic	$3.13	$2.21
Earnings per common share—Diluted	$3.13	$2.21

	Six months ended
	April 30, 2015	April 30, 2014
	(in thousands except per share amounts)
Net Income	$137,749	$79,859
Distributed and undistributed (earnings) to unvested restricted stock	(3,124)	(2,198)
Distributed and undistributed earnings to common shareholders—Basic	$134,625	$77,661
Weighted average shares outstanding—Basic	22,438	22,432
Weighted average shares outstanding—Diluted	22,438	22,432
Earnings per common share—Basic	$6.00	$3.46
Earnings per common share—Diluted	$6.00	$3.46

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
At April 30, 2015, and October 31, 2014, the fair value of the Company’s cash and short-term cash investments approximated their carrying value due to the short maturity of these financial instruments and was categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows:

	April 30, 2015		October 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$10.5	$10.0	$21.1	$20.0
NOTE 6—COMMITMENTS AND CONTINGENCIES
On September 19, 2013, the Company announced plans for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction commenced in October 2013. The Company has substantially completed funding the project, and as of April 30, 2015, the Company has spent approximately $156.7 million on the project. Of the amount spent to date, approximately $46.4 million, including $335,000 of capitalized interest, was spent during the six months ended April 30, 2015.
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
NOTE 7—CREDIT AGREEMENT
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit to $750.0 million from $600.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or the second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2015, was $690.1 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of April 30, and

May 22, 2015, the Company had no outstanding draws under the facility, and had approximately $13.8 million outstanding in letters of credit, leaving $736.2 million available under the facility.
NOTE 8—COMMON STOCK REPURCHASES
During the three months ended April 30, 2015, the Company purchased 700,003 shares of its common stock in open-market transactions at an average price of $78.85 per share. In accordance with ASC 505-30, the Company elected to allocate the excess of the repurchase price over par value between paid-in capital and retained earnings. As a result, approximately $40.5 million of the excess repurchase price over par value was allocated to paid-in capital and approximately $14.0 million was allocated to retained earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2015, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.
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
May 28, 2015

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2014.
This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, may include forward-looking statements, which are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks described in the "Risk Factors" section of our latest 10-K and 10-Q reports, and to the following:
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
(11) Inclement weather that could hurt Company flocks or otherwise adversely affect its operations, or changes in global weather patterns that could affect the supply of feed grains.
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market prices for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices.
The Company’s prepared chicken product line includes approximately 85 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of a new poultry complex. Construction of the complex began in October 2013, and initial operations commenced at the processing plant on February 9, 2015. The new complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility which, at full capacity, will process 1.25 million chickens per week for the big bird deboning market. Before the complex can reach full capacity, the Company will need to identify and enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and train our workforce. During the second quarter of fiscal 2015, the new Palestine Processing plant processed approximately 23.3 million pounds of dressed poultry meat. The Company expects the Palestine facility to reach full capacity during the third quarter of fiscal 2016. The Company expects the Palestine complex to process 32.3 million and 57.7 million pounds of dressed poultry during the third and fourth quarters of fiscal 2015, respectively. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors section of this Quarterly Report.
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction is expected to begin in the summer of 2015, with initial operations of the new complex expected to begin during the fourth quarter of fiscal 2016. At full capacity, the new complex will process 1.25 million chickens per week for the big bird deboning market. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Quarterly Report.
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit to $750.0 million from $600.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or the second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2015, was $690.1 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of April 30, and May 22, 2015, the Company had no outstanding draws under the facility, and had approximately $13.8 million outstanding in letters of credit, leaving $736.2 million available under the facility.

EXECUTIVE OVERVIEW OF RESULTS
The Company’s margins improved during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 reflecting significantly lower grain prices, partially offset by slightly lower average sales prices for poultry products. Demand for fresh chicken in the retail grocery store market has remained strong, and that stability is reflected in new record high levels of wholesale market prices for product sold to retail grocery store customers throughout the second quarter. Additionally, for the first time since 2008, customer demand at food service establishments is improving. Store traffic and same-store sales at most food service concepts have been higher since November, with the exception of February, which was affected by bad weather conditions. As a result, market prices for white meat sold from our big bird deboning food service plants moved higher during April. We believe improved food service demand is due in part to improved macroeconomic conditions and lower priced gasoline.
In contrast, dark meat and export demand continue to suffer from several negative factors including political conditions, avian influenza, economic factors and strength of the U.S. dollar. The result of these factors is weak dark meat pricing, with Urner Barry average bulk leg quarter prices 20.3% lower during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, and we expect these factors to weigh on the export market for the foreseeable future.
Market prices for corn and soybean meal were significantly lower during the second fiscal quarter of 2015 compared to the same period a year ago. During the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, the average feed cost in broiler flocks processed was 11.8% lower. The Company has priced little of its grain needs past May 2015. Had it priced its remaining fiscal year 2015 needs at May 21, 2015 cash market prices, its costs of feed grains would be approximately $150.3 million lower during fiscal 2015 as compared to fiscal 2014.
On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. There has been no indication from China on how long the ban will last. Avian influenza has since been detected in several types of poultry flocks from the West Coast to the upper Midwest, and as far south as Arkansas. As a result, additional countries have imposed bans on United States poultry meat imports, which has negatively affected dark meat pricing. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering those products for significantly lower returns. Based on market prices and sales volume when the ban took effect, the Company estimates the ban will cost approximately $4.3 million per month, before taxes, for as long as the ban continues. Including the fiscal 2014 China data listed above, the Company sold approximately 592.4 million pounds of poultry meat to foreign customers and customers who resold the product in foreign markets in fiscal 2014, reflecting approximately $282.3 million in gross sales, which represented approximately 10% of our total gross sales in fiscal 2014.
RESULTS OF OPERATIONS
Net sales for the second quarter ended April 30, 2015 were $716.6 million as compared to $660.7 million for the second quarter ended April 30, 2014, an increase of $55.9 million or 8.5%. Net sales of poultry products for the second quarter ended April 30, 2015 and 2014, were $673.0 million and $622.3 million respectively, an increase of $50.7 million or 8.1%. The increase in net sales of poultry products resulted from a 10.6% increase in the pounds of poultry products sold, partially offset by a 2.2% decrease in the average sales price of poultry products sold. During the second quarter of fiscal 2015, the Company sold 855.3 million pounds of poultry products, up from 773.1 million pounds during the second quarter of fiscal 2014. The increased pounds of poultry products sold resulted from a 4.7% increase in the number of head processed and a 4.5% increase in the average live weight of poultry processed. The new Palestine processing facility began initial operations during February 2015 and sold 21.4 million pounds of poultry products during the second quarter of fiscal 2015, or 2.5% of the Company's total poultry pounds sold during the quarter. Overall, market prices for poultry products decreased during the second quarter of fiscal 2015 as compared to the same quarter of fiscal 2014. Urner Barry average market prices increased for jumbo wings and tenders by 40.3% and 0.4%, respectively, while boneless breast and bulk leg quarters decreased by 4.4% and 20.3%, respectively, when compared to the second quarter of fiscal 2014. The market price for Georgia Dock whole birds, which reached its historical high during the Company's second fiscal quarter of 2015, averaged 8.1% higher as compared to the average during the second fiscal quarter of 2014. Net sales of prepared chicken products for the second quarter ended April 30, 2015 and 2014 were $43.6 million and $38.4 million, respectively, or an increase of 13.5%. This increase resulted from a 9.4% increase in the pounds of prepared chicken products sold, and a 3.7% increase in the average sales price of prepared chicken products sold. During the second quarter of fiscal 2015, the Company sold 21.7 million pounds of prepared chicken products, up from 19.8 million pounds during the second quarter of fiscal 2014.

Net sales for the first six months of fiscal 2015 were $1,384.0 million as compared to $1,245.6 million for the first six months of fiscal 2014, an increase of $138.4 million or 11.1%. Net sales of poultry products for the first six months of fiscal 2015 and 2014, were $1,299.5 million and $1,181.2 million respectively, an increase of $118.2 million or 10.0%. The increase in net sales of poultry products resulted from an 8.6% increase in the pounds of poultry products sold, and a 1.3% increase in the average sales price of poultry products sold. During the first six months of fiscal 2015, the Company sold 1,622.1 million pounds of poultry products, up from 1,493.5 million pounds during the first six months of fiscal 2014. The increased pounds of poultry products sold resulted from a 3.2% increase in the number of head processed and a 3.4% increase in the average live weight of poultry processed. The new Palestine processing facility began initial operations during February 2015 and sold 21.9 million pounds of poultry products during the first half of fiscal 2015, or 1.4% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products increased slightly during the first six months of fiscal 2015 as compared to the same period of fiscal 2014. Urner Barry average market prices increased for boneless breast, tenders, and jumbo wings by 0.8%, 2.5% and 46.1%, respectively, while market prices for bulk leg quarters decreased by 9.6%, when compared to the first six months of fiscal 2014. The market price for Georgia Dock whole birds, which reached its historical high during the Company's second fiscal quarter of 2015, averaged 8.6% higher during the first six months of fiscal 2015 as compared to the same period in fiscal 2014. Net sales of prepared chicken products for the first six months of fiscal 2015 and 2014 were $84.5 million and $64.4 million, respectively, or an increase of 31.3%. This increase resulted from a 26.4% increase in the pounds of prepared chicken products sold, and a 3.8% increase in the average sales price of prepared chicken products sold. During the first six months of fiscal 2015, the Company sold 42.1 million pounds of prepared chicken products, up from 33.3 million pounds during the first six months of fiscal 2014.
Cost of sales for the second quarter of fiscal 2015 was $577.6 million as compared to $552.3 million during the second quarter of fiscal 2014, an increase of $25.3 million or 4.6%. Cost of sales of poultry products sold during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 was $536.8 million and $516.6 million, respectively, which represents a $0.0407 per pound decrease in the average cost of sales of poultry products, or 6.1%. As illustrated in the table below, the decrease resulted from a decrease in the cost of feed per pound of broilers processed of $0.0391, or 11.8%, and a $0.0075 per pound decrease in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Second Quarter 2015			Second Quarter 2014			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$21,215		$0.3375	$29,323		$0.4026	$(8,108)	$(0.0651)
Feed in broilers processed	252,352		0.2919	252,268		0.3310	84	(0.0391)
All other cost of sales	296,750		0.3433	267,406		0.3508	29,344	(0.0075)
Less: Ending Inventory	19,270		0.3088	24,998		0.4419	(5,728)	(0.1331)
Total poultry cost of sales	$551,047	(1)	$0.6372	$523,999	(1)	$0.6734	$27,048	$(0.0362)
Pounds:
Beginning Inventory	62,851			72,831
Poultry processed	864,427			762,204
Poultry sold	864,729	(1)		778,192	(1)
Ending Inventory	62,405			56,564
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's Prepared Foods Division.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold decreased by $0.0075 per pound processed, or 2.1%, during this year’s second fiscal quarter compared to the same quarter a year ago, due primarily to the Company's cost of chicks placed, which is included in other costs of sales, decreasing during the quarter as a result of lower feed costs flowing through the Company's breeder flocks. Other costs of sales per pound processed were adversely affected by the Company's new Palestine, Texas complex. The new complex's other costs of sales per pound processed will be higher compared to similar complexes until it reaches full capacity. Excluding Palestine, other costs of sales would have decreased by $0.0118 per pound processed, or 3.4%. Costs of sales of the Company’s prepared chicken products during the second quarter of fiscal 2015 were $40.8 million as compared to $35.7 million during the same quarter a year ago, an increase of $5.1 million, or 14.4%, primarily attributable to a 9.4% increase in the pounds of prepared chicken sold.

Cost of sales for the six months ended April 30, 2015 was $1,103.8 million as compared to $1,068.4 million during the six months ended April 30, 2014, an increase of $35.4 million, or 3.3%. Cost of sales of poultry products sold for the six months ended April 30, 2015 and 2014 were $1,025.8 million and $1,008.9 million, respectively, which represents a $0.0431 per pound decrease in the average cost of sales of poultry products, or 6.4%. As illustrated in the table below, the decrease resulted from a decrease in the cost of feed per pound of broilers processed of $0.0360, or 11.0%, and a $0.0065 per pound decrease in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Six months ended April 30, 2015			Six months ended April 30, 2014			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$24,426		$0.3983	$32,139		$0.4736	$(7,713)	$(0.0753)
Feed in broilers processed	477,930		0.2915	488,081		0.3275	(10,151)	(0.0360)
All other cost of sales	566,277		0.3454	524,526		0.3519	41,751	(0.0065)
Less: Ending Inventory	19,270		0.3088	24,998		0.4419	(5,728)	(0.1331)
Total poultry cost of sales	$1,049,363	(1)	$0.6406	$1,019,748	(1)	$0.6792	$29,615	$(0.0386)
Pounds:
Beginning Inventory	61,333			67,859
Poultry processed	1,639,308			1,490,521
Poultry sold	1,638,089	(1)		1,501,374	(1)
Ending Inventory	62,405			56,564
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's Prepared Foods Division.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold decreased by $0.0065 per pound processed, or 1.8%, during the first six months of fiscal 2015 as compared to the same quarter a year ago, due primarily to the Company's cost of chicks placed, which is included in other costs of sales, decreasing during the quarter as a result of lower feed costs flowing through the Company's breeder flocks. Other costs of sales per pound processed were adversely affected by the Company's new Palestine, Texas complex. The new complex's other costs of sales per pound processed will be higher compared to similar complexes until it reaches full capacity. Excluding Palestine, other costs of sales would have decreased by $0.0086 per pound processed, or 2.5%. Cost of sales of the Company's prepared chicken products were $78.0 million during the first six months of fiscal 2015 as compared to $59.5 million during the same period a year ago, an increase of $18.4 million, or 31.0%, primarily attributable to a 26.4% increase in the pounds of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at April 30, 2015 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at April 30, 2015 or April 30, 2014.
Selling, general and administrative costs during the three and six months ended April 30, 2015 were $29.5 million and $67.6 million, respectively. The following table includes the components of selling, general and administrative costs for the three and six months ended April 30, 2015 and 2014.

	Selling, General and Administrative Costs (in thousands)
	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Administrative salaries	$7,492	$6,618	$14,372	$13,032
Start-up expense	—	1,231	4,835	1,593
Stock compensation expense	3,904	5,489	9,712	6,944
Trainee expense	2,896	2,330	5,588	4,781
Marketing expense	637	1,713	3,967	2,866
Sanderson Farms Championship expense	1,201	1,195	2,847	2,390
Fayetteville, North Carolina expense	432	—	432	—
All other S,G & A	12,941	11,339	25,855	21,908
Total S,G & A	$29,503	$29,915	$67,608	$53,514
As illustrated in the table above, the $0.4 million decrease in selling, general and administrative costs during the second quarter of fiscal 2015 as compared to the same period a year ago resulted from a $1.6 million, $1.2 million and $1.1 million decrease in stock-based compensation, start-up expense, and marketing expense, respectively, partially offset by increases in administrative salaries and trainee, Sanderson Farms Championship, and Fayetteville, North Carolina expenses. The decrease in start-up expense relates to the start-up of the Company's new poultry complex in Palestine, Texas. Costs associated with that facility's start-up were included in selling, general and administrative costs until the point that facility began processing birds, which was in February 2015. Accordingly, no start-up expense was recognized in selling, general and administrative costs during the second quarter of fiscal 2015. The decrease in stock compensation expense is a result of the timing of accruals related to the Company's performance share agreements with key employees, as described in Note 3 - Stock Compensation Plans. The decrease in marketing expense reflects reduced accruals for advertising and marketing expenses. Regarding the Fayetteville, North Carolina expense, the Company previously capitalized approximately $432,000 in various charges for the planned construction of a new poultry processing complex in Fayetteville. On March 12, 2015, the Company announced that St. Pauls, North Carolina had been selected for the site of its next poultry processing complex instead of Fayetteville. Accordingly, the Company expensed the charges related to Fayetteville in the second quarter of fiscal 2015.
As illustrated in the table above, during the first six months of fiscal 2015, selling, general and administrative costs increased $14.1 million as compared to the same period a year ago. The increase in stock-based compensation expense is largely attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in Note 3 - Stock Compensation Plans. The increase in start-up expense relates to the start-up of the Company's new poultry complex in Palestine, Texas. Costs associated with that facility's start-up were included in selling, general and administrative costs until the point that facility began processing birds, which was in February 2015. As the plant moved closer to opening, more expense for labor and supplies was incurred, so the start-up expense was largely weighted toward the latter part of the start-up time period.
The Company’s operating income for the three and six months ended April 30, 2015 was $109.5 million and $212.6 million, respectively, as compared to an operating income for the three and six months ended April 30, 2014 of $78.5 million and $123.7 million. The increase in operating income as compared to the same period a year ago resulted primarily from the decreased cost of feed grains during the three and six months ended April 30, 2015.
Interest expense during the second quarter and first six months of fiscal 2015 was $0.7 million and $1.1 million, respectively, as compared to interest expense of $0.7 million and $1.7 million, respectively, for the same periods in fiscal 2014. The decrease in interest expense resulted primarily from lower outstanding debt during the first six months of fiscal 2015.
The Company’s effective tax rate for the three and six months ended April 30, 2015 was 34.6% and 34.9%, respectively, as compared to 34.5% and 34.6%, respectively, for the three and six months ended April 30, 2014. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As of April 30, 2015, the Company's long-term deferred income taxes and other liabilities were $53.1 million as compared to $45.7 million at October 31, 2014, an increase of $7.4 million. The increase is primarily attributable to legislation enacted during the first quarter of fiscal 2015 which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2014 calendar year.

During the three and six months ended April 30, 2015, the Company’s net income was $71.2 million, or $3.13 per share, and $137.7 million, or $6.00 per share, respectively. For the three and six months ended April 30, 2014, the Company’s net income was $51.0 million, or $2.21 per share, and $79.9 million, or $3.46 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2015 was $374.8 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.5 to 1. The Company’s working capital and current ratio at October 31, 2014 were $363.1 million and 3.5 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2015 include cash on hand at October 31, 2014, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated April 24, 2015, to, among other things, increase the available credit to $750.0 million from $600.0 million, and to extend the maturity date from October 2018 to April 2020. As of April 30, and May 22, 2015, the Company had no outstanding draws under the facility and had approximately $13.8 million outstanding in letters of credit, leaving $736.2 million available under the facility.
The Company’s cash position at April 30, 2015 and October 31, 2014 consisted of $153.6 million and $165.6 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at April 30, 2015 and October 31, 2014 was held in checking accounts and highly liquid, overnight investment accounts maintained at two banks. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the six months ended April 30, 2015 and 2014, were $156.9 million and $80.7 million, respectively. Cash flows from operating activities increased by $76.2 million, resulting primarily from the lower costs of feed grains experienced by the Company during the first six months of fiscal 2015, as well as improved market prices for poultry products during the first six months of fiscal 2015, as compared to the same period in fiscal 2014.
Cash flows used in investing activities during the first six months of fiscal 2015 and 2014 were $93.0 million and $65.7 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2015 were approximately $93.1 million, and included approximately $46.4 million for construction of the Palestine, Texas complex. Capital expenditures for the first six months of fiscal 2014 were $66.0 million, including approximately $7.4 million for a new Company aircraft and approximately $24.0 million for construction of the Palestine, Texas complex.
Cash flows used in financing activities during the six months ended April 30, 2015 and 2014 were $75.9 million and $16.2 million, respectively. During the second quarter of fiscal 2015, the Company repurchased and retired 700,003 shares of its common stock in open-market transactions at an average price of $78.85 per share. Also during the first six months of fiscal 2015, the Company made the fourth of five $10.0 million annual installments on its Farm Credit Services term loan. During the first six months of fiscal 2014, the Company made the third of five $10.0 million annual installments on the Farm Credit Services term loan. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
The Company’s capital budget for fiscal 2015, excluding operating leases, is approximately $161.2 million. The 2015 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $736.2 million available under the revolving line of credit at April 30, 2015. The fiscal 2015 capital budget includes approximately $46.7 million for construction of the Company’s new Palestine, Texas poultry complex, approximately $27.5 million for construction of the Company's new St. Pauls, North Carolina poultry complex, and approximately $5.5 million for construction of a new office building at the Company's general offices in Laurel, Mississippi. Excluding the budget for the new construction in Palestine, St. Pauls and Laurel, the fiscal 2015 capital budget is $81.5 million.
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
On September 19, 2013, the Company announced plans for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction of the complex began in October 2013. The Company began operations at the new hatchery in November 2014, and the new processing plant in February 2015. The Company expects the investment in the new complex to total approximately $155.0 million. The new facilities will have the capacity to process 1,250,000 birds per week for the big bird deboning market. At full capacity, the complex will employ approximately 1,150 people, will require approximately 100 contract poultry producers, and will be equipped to process and sell 9.7 million dressed poultry pounds per week. Before the complex can reach full capacity, the Company will need to identify and enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and train our workforce. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors section of this Quarterly Report.
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's current feed mill in Kinston, North Carolina. Construction is expected to begin in the summer of 2015, with initial operations of the new complex to begin during the fourth quarter of fiscal 2016. At full capacity, the new complex will process 1.25 million chickens per week for the big bird deboning market. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Quarterly Report.
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit to $750.0 million from $600.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or the second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2015, was $690.1 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of April 30, and May 22, 2015, the Company had no outstanding draws under the facility, and had approximately $13.8 million outstanding in letters of credit, leaving $736.2 million available under the facility.

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

New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU No. 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

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

•	The expected size of the harvest of feed grains in the United States and other grain producing areas of the world as reported by governmental and private sources;

•	Current and expected changes to the agricultural policies of the United States and foreign governments;

•	The relative strength of United States currency and expected changes therein as it might affect the ability of foreign countries to buy United States feed grain commodities;

•	The current and expected volumes of export of feed grain commodities as reported by governmental and private sources;

•
The current and expected use of available feed grains for uses other than as livestock feed grains (such as the use of corn for the production of ethanol, which use is affected by the price of crude oil); and

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2015, the Company purchased approximately 23.2 million bushels of corn and approximately 205,422 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $23.2 million in the second quarter of fiscal 2015. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.0 million.
Although changes in the market price paid for feed grains affect cash outlays at the time the Company purchases the grain, such changes do not immediately affect cost of sales. The cost of feed grains is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feedmill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 48-62 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.

During the second quarter of fiscal 2015, the Company’s average feed cost per pound of broilers processed totaled $0.2919 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0268, based on the quantity of grain used during the second quarter of fiscal 2015. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0023 during the second quarter of fiscal 2015.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second quarter of fiscal 2015:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2015	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	23.2 million bushels	$1.00 per bushel	$23.2 million	$0.0268/lb processed
Soybean meal	205,422 tons	$10.00 per ton	$2.0 million	$0.0023/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was approximately $10.5 million at April 30, 2015. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2015. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Although the Asian strains of AI described above have not been identified in North America, there have been outbreaks of both low and high pathogenic strains of non-Asian avian influenza in North America, including in the U.S. in 2002, 2004, 2006 and 2015, and in Mexico in 2005, 2012 and 2013. During calendar 2013, a relatively widespread outbreak of a highly pathogenic strain of non-Asian avian influenza, known as H7N3, affected live poultry in several states in central Mexico. The Company has no operations in Mexico, and our live chickens were not affected by this outbreak. In an effort to prevent the spread of the virus, the Mexican government and poultry industry reportedly culled approximately 27.5 million chickens in Mexico and undertook an extensive vaccination program in the affected areas of that country. These practices reduced the supply of available poultry in Mexico, and increased demand in Mexico for poultry produced in the United States, including our products.

Until 2015, the outbreaks in North America have not generated the same level of concern, or received the same level of publicity, or been accompanied by the same reduction in demand for poultry products in certain countries, as that associated with the Asian strains. Beginning in January 2015, however, the United States has experienced what some industry observers believe is the worst avian influenza outbreak in United States history. According to the United States Animal and Plant Health Inspection Service (APHIS), approximately 6.2 million turkeys and 34.3 million chickens have been affected in the United States by this avian influenza outbreak as of May 27, 2015. The affected chickens have been almost all hens that lay eggs for the table egg industry, and not broiler chickens such as those we raise. We have a high degree of confidence in our industry’s biosecurity program, but we cannot be certain our flocks or others in our industry will not be affected. Given our high degree of confidence in our biosecurity programs, we believe the primary risks associated with this outbreak of avian influenza are market risks, as many countries to which our industry sells product have imposed partial or total bans on the import of broiler meat produced in the United States as a result of this outbreak. We believe such bans are likely to continue until two to three months following the end of the current outbreak. As a result of these bans, the market price for leg quarters is significantly below historical averages. During our second fiscal quarter ended April 30, 2015, quoted market prices for leg quarters were lower by 20.3% when compared to the second fiscal quarter of 2014. For more information on the impact of this outbreak on exports, please see the risk factor below entitled “A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.”

While domestic demand for broiler meat does not seem to have yet been materially affected by this outbreak, we cannot assure you that further spread of avian influenza or the outbreak of the Asian strains of avian influenza either in other countries or in the United States will not materially adversely affect both domestic and international demand for poultry products produced in the United States. If avian influenza were to affect a significant number of our flocks, or materially reduce the demand for our products, either or both of these events could have a material adverse effect on our business, reputation or prospects.
A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products have been sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 10.0% of our gross sales in fiscal 2014 were to export markets, including approximately $91.2 million to Mexico, $62.1 million to China and $36.0 million to Russia. Any disruption to the export markets, such as trade embargoes, tariffs, import bans, duties or quotas could materially affect our sales or create an oversupply of chicken in the United States. This, in turn, could cause domestic poultry prices to decline. Any quotas or bans in the future could materially and adversely affect our sales and our results of operations.

On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. A challenge to China’s anti-dumping determination was filed by the U.S. Government with the World Trade Organization (WTO), which ruled in favor of the U.S. on September 25, 2013. China did not appeal the WTO ruling. On July 8, 2014, China announced that it had re-investigated charges that United States chicken exporters dump product in the China domestic market, causing substantial harm to the local industry. Despite the WTO’s findings, China announced that its re-investigation revealed that United States exporters continue to dump product into the local China market. While China announced lower anti-dumping tariffs on certain United States producers in its July 8, 2014 announcement, the tariffs actually increased on most United States producers, including Sanderson Farms. The United States government continues to believe that the WTO ruling was correct and that China’s anti-dumping determination lacks merit. Accordingly, the United States government intends to challenge China’s most recent actions at the WTO, but no ruling from the WTO is expected for several months following the challenge. On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. There has been no indication from China on how long the ban will last. Avian influenza has since been detected in commercial poultry flocks in fifteen states. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering those products for significantly lower returns. Based on market prices and sales volume when the ban took effect, the Company estimates the ban will cost approximately $4.3 million per month, before taxes, for as long as the ban continues.

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

In addition to the specific bans listed above, several countries have imposed varying degrees of bans on United States poultry imports as a result of the current avian influenza outbreak in the United States. The bans vary in degrees in that some apply to all United States poultry imports, while others are specific to the areas of the country in which avian influenza has been detected. The collective result of these bans is a decreased demand for the Company's dark meat products, which are the Company's primary exports.

The construction and potential benefits of our new facilities are subject to risks and uncertainties.

For any new complex that we build, our ability to complete construction on a timely basis and within budget is subject to a number of risks and uncertainties described below. In addition, when a new complex becomes operational, it may not generate the benefits we expect if demand for the products to be produced by the complex is different from what we expect.

In order to complete construction of a new facility, we need to take a significant number of steps and obtain a number of approvals and permits, none of which we can assure you will be obtained. In particular, for each new complex, we need to:

•	identify a site and purchase or lease such site;

•	obtain a number of licenses and permits;

•	enter into construction contracts;

•	identify and enter in contracts with a sufficient number of independent contract poultry producers;

•	complete construction on time; and

•	hire and train our workforce.

If we are unable to complete construction on schedule, attract independent contract poultry producers, find customers for the additional product generated by the new complex, run the complex efficiently, or otherwise achieve the expected benefits of our new facilities, our business could be negatively affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the second quarter of fiscal 2015, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
February 1, 2015—February 28, 2015	5,132	$77.97	5,132	1,000,000
March 1, 2015—March 31, 2015	764,980	79.38	764,980	299,997
April 1, 2015—April 30, 2015	—	—	—	1,000,000
Total	770,112	$79.37	770,112	1,000,000
___________________

[1]
The Company purchased 70,109 shares pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the applicable withholding obligation for participants. The remaining 700,003 shares purchased during the second quarter of fiscal 2015 were purchased in open market transactions under the Company's share repurchase program approved by the Board of Directors, described below.

[2]
On April 23, 2015, the Company’s Board of Directors expanded and extended the share repurchase program originally approved on October 22, 2009, under which the Company may purchase up to 1 million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on April 23, 2018. The Company’s repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2015 general repurchase plan.

[3]
Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1. In March 2015, the Company repurchased 700,003 shares of its common stock in open market transactions, and on April 23, 2015, the Company's Board of Directors expanded the share repurchase program by 700,003 shares to authorize the repurchase of up to 1,000,000 additional shares.

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

Exhibit 10.1 Credit Agreement dated April 24, 2015 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on April 29, 2015.)

Exhibit 10.2 Guaranty Agreement dated April 24, 2015 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division), and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on April 29, 2015.)
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

SANDERSON FARMS, INC.
(Registrant)

Date: May 28, 2015	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 28, 2015	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

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

10.1
Credit Agreement dated April 24, 2015 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on April 29, 2015.)

10.2
Guaranty Agreement dated April 24, 2015 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division), and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on April 29, 2015.)

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