Form 10-Q
period 2015-07-31
SANDERSON FARMS INC
filed 2015-08-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,413,429 shares outstanding as of August 20, 2015.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	July 31, 2015	October 31, 2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$180,840	$165,610
Accounts receivable, net	111,450	118,296
Inventories	203,152	190,823
Prepaid income taxes	9,226	—
Deferred income taxes	3,061	2,925
Prepaid expenses and other current assets	37,793	33,052
Total current assets	545,522	510,706
Property, plant and equipment	1,311,228	1,185,094
Less accumulated depreciation	(628,858)	(588,969)
	682,370	596,125
Other assets	6,394	4,421
Total assets	$1,234,286	$1,111,252
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64,798	$48,700
Accrued expenses	76,467	67,446
Accrued income taxes	—	21,489
Current maturities of long-term debt	10,000	10,000
Total current liabilities	151,265	147,635
Long-term debt, less current maturities	—	10,000
Claims payable	8,800	10,000
Deferred income taxes and other liabilities	52,663	45,669
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,413,429 and 23,130,503 at July 31, 2015 and October 31, 2014, respectively	22,413	23,130
Paid-in capital	114,727	150,122
Retained earnings	884,418	724,696
Total stockholders’ equity	1,021,558	897,948
Total liabilities and stockholders’ equity	$1,234,286	$1,111,252
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Net sales	$739,933	$768,395	$2,123,888	$2,013,995
Cost and expenses:
Cost of sales	612,761	607,003	1,716,529	1,675,399
Selling, general and administrative	47,339	45,687	114,947	99,201
	660,100	652,690	1,831,476	1,774,600
Operating Income	79,833	115,705	292,412	239,395
Other income (expense):
Interest income	—	15	39	37
Interest expense	(556)	(439)	(1,669)	(2,091)
Other	15	1	78	49
	(541)	(423)	(1,552)	(2,005)
Income before income taxes	79,292	115,282	290,860	237,390
Income tax expense	28,411	39,202	102,230	81,451
Net income	$50,881	$76,080	$188,630	$155,939
Earnings per share:
Basic	$2.27	$3.30	$8.28	$6.76
Diluted	$2.27	$3.30	$8.28	$6.76
Dividends per share	$0.22	$0.20	$0.66	$0.60
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended July 31,
	2015	2014
Operating activities
Net income	$188,630	$155,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,485	46,635
Non-cash stock compensation	13,004	9,937
Provision for losses on accounts receivable	120	—
Deferred income taxes	5,760	(6,135)
Change in assets and liabilities:
Accounts receivable, net	6,726	(6,251)
Income taxes	(30,715)	5,721
Inventories	(12,329)	(11,993)
Prepaid expenses and other assets	(5,432)	(5,908)
Accounts payable	11,167	(2,820)
Accrued expenses and other liabilities	6,531	12,166
Total adjustments	49,317	41,352
Net cash provided by operating activities	237,947	197,291
Investing activities
Capital expenditures	(140,439)	(113,371)
Net proceeds from sale of property and equipment	387	368
Net cash used in investing activities	(140,052)	(113,003)
Financing activities
Purchase of common stock	(55,193)	—
Principal payments on capital lease obligations	—	(10,213)
Principal payments on long-term debt	(10,000)	(10,000)
Payments for debt issuance costs	(1,960)	—
Proceeds from issuance of restricted stock under stock compensation plans	967	680
Payments from issuance of common stock under stock compensation plans	(9,084)	(2,776)
Tax benefit on vesting of restricted stock grants	2,630	1,016
Dividends paid	(10,025)	(9,227)
Net cash used in financing activities	(82,665)	(30,520)
Net change in cash and cash equivalents	15,230	53,768
Cash and cash equivalents at beginning of period	165,610	85,563
Cash and cash equivalents at end of period	$180,840	$139,331
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(4,931)	$(4,614)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.
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
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU No. 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, our fiscal year 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements, but does not believe adoption will have a material effect.
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance changing the criteria for recognizing revenue, which was amended in 2015 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	July 31, 2015	October 31, 2014
	(In thousands)
Live poultry-broilers and breeders	$140,518	$122,181
Feed, eggs and other	36,192	26,221
Processed poultry	9,777	24,426
Prepared chicken	8,358	10,392
Packaging materials	8,307	7,603
	$203,152	$190,823
NOTE 3—STOCK COMPENSATION PLANS

Refer to Note 9 of the Company’s October 31, 2014 audited financial statements in the Company's 2014 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three and nine months ended July 31, 2015 was $3,095,000 and $13,004,000, respectively, as compared to total stock based compensation expense of $2,820,000 and $9,937,000 for the three and nine months ended July 31, 2014.
During the nine months ended July 31, 2015, participants in the Company’s Management Share Purchase Plan (MSPP) elected to receive a total of 11,869 shares of restricted stock at an average price of $81.49 per share instead of a specified percentage of their cash compensation, and the Company issued 2,881 matching restricted shares. During the three and nine months ended July 31, 2015, the Company recorded compensation cost for the MSPP shares, included in the total stock based compensation expense above, of $57,000 and $245,000, respectively, as compared to $51,000 and $147,000, respectively, during the three and nine months ended July 31, 2014.
On November 1, 2014, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 54,600 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. As of July 31, 2015, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed below, and therefore recorded no compensation expense related to those shares. The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2013 and November 1, 2012. Each cycle of performance shares is subject to a two-year performance period and an additional one-year service-based vesting period. During the three months ended January 31, 2015, the Company determined that achievement of the applicable performance based criteria for the November 1, 2013 agreement was probable at a level between the target and maximum levels, and during the three months ended April 30, 2015, the Company determined that achievement of the applicable performance based criteria for that agreement is probable at the maximum level. Accordingly, the three and nine months ended July 31, 2015 include compensation expense of $787,000 and $5,625,000, respectively, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2013. As of July 31, 2015, the aggregate number of shares estimated to be awarded related to the November 1, 2013 performance share agreements totaled 146,918 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company’s actual performance during the remaining three months of the performance period ending October 31, 2015, and due to potential forfeitures. During the three and nine months ended July 31, 2015, the Company recorded compensation expense of $709,000 and $2,165,000, respectively, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2012, as compared to $1,070,000 and $5,120,000, respectively, related to that grant during the three and nine months ended July 31, 2014. As of July 31, 2015, the aggregate number of shares estimated to be awarded related to the November 1, 2012 performance share agreement totaled 186,951 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining three months of the service period ending October 31, 2015. In estimating the compensation expense to record in a period for any outstanding performance share grants, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three-year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2015 agreements would be earned, an additional $2.3 million would have been accrued as of July 31, 2015.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands):

	Three months ended		Nine months ended
Date of Performance Share Agreement	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
November 1, 2011	$—	$393	$—	$1,134
November 1, 2012	709	1,070	2,165	5,120
November 1, 2013	787	—	5,625	—
November 1, 2014	—	—	—	—
Total compensation cost	$1,496	$1,463	$7,790	$6,254

On November 1, 2014, the Company granted 54,600 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $84.77 per share and will vest on November 1, 2018. On February 12, 2015, the Company granted an aggregate of 23,000 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $77.97 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2015, related to all unvested restricted stock grants totaled 314,300. During the three and nine months ended July 31, 2015, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,542,000 and $4,969,000, respectively, related to restricted stock grants, as compared to $1,306,000 and $3,536,000, respectively, during the three and nine months ended July 31, 2014. The Company had $9.4 million in unrecognized share-based compensation costs as of July 31, 2015, that will be recognized over a weighted average remaining vesting period of 1.6 years.
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
The following table presents earnings per share.

	Three months ended
	July 31, 2015	July 31, 2014
	(in thousands except per share amounts)
Net Income	$50,881	$76,080
Distributed and undistributed (earnings) to unvested restricted stock	(829)	(2,056)
Distributed and undistributed earnings to common shareholders—Basic	$50,052	$74,024
Weighted average shares outstanding—Basic	22,047	22,448
Weighted average shares outstanding—Diluted	22,047	22,448
Earnings per common share—Basic	$2.27	$3.30
Earnings per common share—Diluted	$2.27	$3.30

	Nine months ended
	July 31, 2015	July 31, 2014
	(in thousands except per share amounts)
Net Income	$188,630	$155,939
Distributed and undistributed (earnings) to unvested restricted stock	(3,882)	(4,267)
Distributed and undistributed earnings to common shareholders—Basic	$184,748	$151,672
Weighted average shares outstanding—Basic	22,307	22,437
Weighted average shares outstanding—Diluted	22,307	22,437
Earnings per common share—Basic	$8.28	$6.76
Earnings per common share—Diluted	$8.28	$6.76

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company holds certain items that are required to be disclosed at fair value, primarily debt instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows:

	July 31, 2015		October 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$10.6	$10.0	$21.1	$20.0
NOTE 6—COMMITMENTS AND CONTINGENCIES
On September 19, 2013, the Company announced plans for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction commenced in October 2013. The Company has substantially completed funding the project, and as of July 31, 2015, the Company has spent approximately $160.4 million on the project. Of the amount spent to date, approximately $50.1 million, including $335,000 of capitalized interest, was spent during the nine months ended July 31, 2015.
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction commenced in July 2015, and initial operations of the new complex are expected to begin during the fourth quarter of fiscal 2016. The Company has entered into construction agreements related to the new complex totaling approximately $7.7 million. The Company's fiscal 2015 budget for the project is approximately $27.5 million, and as of July 31, 2015, the Company has spent approximately $11.4 million. The Company estimates the total cost of the project will be approximately $159.0 million.
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
NOTE 7—CREDIT AGREEMENT
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit to $750.0 million from $600.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2015, was $717.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of July 31, and August 20, 2015, the Company had no outstanding draws under the facility, and had approximately $18.6 million outstanding in letters of credit, leaving $731.4 million available under the facility.
NOTE 8—COMMON STOCK REPURCHASES
During the nine months ended July 31, 2015, the Company purchased 700,003 shares of its common stock in open-market transactions at an average price of $78.85 per share. In accordance with ASC 505-30, the Company elected to allocate the excess of the repurchase price over par value between paid-in capital and retained earnings. As a result, approximately $40.5 million of the excess repurchase price over par value was allocated to paid-in capital and approximately $14.0 million was allocated to retained earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2015, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.
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
August 25, 2015

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2014.
This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and other written or oral statements made by it or on its behalf, may include forward-looking statements within the meaning of the "Safe Harbor" provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks described in the "Risk Factors" section of our latest 10-K and 10-Q reports, and to the following:
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
(8) Disease outbreaks affecting the production, performance and/or marketability of the Company’s poultry products, or the contamination of its products.
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
Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this report, the words “believes”, “estimates”, “plans”, “expects”, “should”, “outlook”, and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management’s beliefs about future earnings, production levels, capital expenditures, grain prices, supply and demand factors and other industry conditions.
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
The Company’s prepared chicken product line includes approximately 81 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of a new poultry complex. Construction of the complex began in October 2013, and initial operations commenced at the processing plant on February 9, 2015. The new complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility which, at full capacity, will process 1.25 million chickens per week for the big bird deboning market. Before the complex can reach full capacity, the Company will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and train our workforce. During the third quarter of fiscal 2015, the new Palestine processing plant processed approximately 35.8 million pounds of dressed poultry meat. The Company expects the Palestine facility to reach full capacity during the third quarter of fiscal 2016, and to process approximately 56.8 million pounds of dressed poultry during the fourth quarter of fiscal 2015. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors section of this Quarterly Report.
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the fourth quarter of fiscal 2016. At full capacity, the new complex will process 1.25 million chickens per week for the big bird deboning market. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Quarterly Report.
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit to $750.0 million from $600.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2015, was $717.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of July 31, and August 20, 2015, the Company had no outstanding draws under the facility, and had approximately $18.6 million outstanding in letters of credit, leaving $731.4 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.

EXECUTIVE OVERVIEW OF RESULTS
The Company’s margins weakened during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014 reflecting significantly lower average sales prices for most products produced at our big bird deboning facilities, partially offset by significantly lower grain prices and continued strong demand and market prices for fresh chicken sold at retail grocery stores. Wholesale market prices for product sold to retail grocery store customers remained at near record levels throughout our third quarter. In contrast, although food service demand was better during this year's third quarter when compared to the same period a year ago, that increased demand was more than satisfied by increased industry production and increases in domestic supplies caused by weak export demand. Export demand continues to suffer from several negative factors including political conditions, avian influenza, economic factors and strength of the U.S. dollar. We expect these factors to weigh on the export market for the foreseeable future. The result of these factors is weak dark meat pricing, with Urner Barry average bulk leg quarter prices 47.8% lower during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014.
Market prices for corn and soybean meal were significantly lower during the third quarter of fiscal 2015 compared to the same period a year ago. During the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, the average feed cost in broiler flocks processed was 24.7% lower. The Company has priced little of its grain needs past September 2015. Had it priced its remaining fiscal year 2015 needs at August 20, 2015 cash market prices, its costs of feed grains would be approximately $145.4 million lower during fiscal 2015 as compared to fiscal 2014.
On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. There has been no indication from China on how long the ban will last. Avian influenza has since been detected in several types of poultry flocks from the West Coast to the upper Midwest, and as far south as Arkansas. As a result, additional countries have imposed bans on United States poultry meat imports, which has negatively affected dark meat pricing. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering those products for significantly lower returns. Based on market prices and sales volume when the ban took effect, the Company estimates the ban will cost approximately $4.3 million per month, before taxes, for as long as the ban continues. Including the sales to customers who resold product in China described above, the Company sold approximately 592.4 million pounds of poultry meat to foreign customers and customers who resold the product in foreign markets in fiscal 2014, reflecting approximately $282.3 million in gross sales, which represented approximately 10% of our total gross sales in fiscal 2014. Overall industry exports of chicken parts were lower by almost 10% in volume and 17.5% in value through the first half of calendar 2015 compared to the same six months of 2014 for the reasons described above. If, as expected, export demand continues to be negatively affected by these factors, market prices for dark meat produced at our big bird deboning facilities will remain under pressure.
RESULTS OF OPERATIONS
Net sales for the third quarter ended July 31, 2015 were $739.9 million as compared to $768.4 million for the third quarter ended July 31, 2014, a decrease of $28.5 million, or 3.7%. Net sales of poultry products for the third quarter ended July 31, 2015 and 2014, were $688.9 million and $722.6 million, respectively, a decrease of $33.8 million, or 4.7%. The decrease in net sales of poultry products resulted from a 17.3% decrease in the average sales price of poultry products sold, partially offset by a 15.3% increase in the pounds of poultry products sold. During the third quarter of fiscal 2015, the Company sold 899.7 million pounds of poultry products, up from 780.6 million pounds during the third quarter of fiscal 2014. The increased pounds of poultry products sold resulted from a 7.7% increase in the number of head processed and a 3.8% increase in the average live weight of poultry processed. The new Palestine processing facility, which began initial operations during February 2015, processed 4.4 million head during the third quarter of fiscal 2015, or 3.5% of the Company's total head processed during the quarter, and sold 31.1 million pounds of poultry products during the third quarter, or 3.5% of the Company's total poultry pounds sold during the quarter. Overall, market prices for poultry products decreased during the third quarter of fiscal 2015 as compared to the same quarter of fiscal 2014. Urner Barry average market prices increased for jumbo wings by 29.5%, while bulk leg quarters, boneless breast and tenders decreased by 47.8%, 25.4% and 23.8%, respectively, when compared to the third quarter of fiscal 2014. The Georgia Dock market price for whole birds, which remained at near record levels during the Company's third fiscal quarter of 2015, averaged 4.5% higher as compared to the average during the third fiscal quarter of 2014. Net sales of prepared chicken products for the third quarter ended July 31, 2015 and 2014 were $51.1 million and $45.7 million, respectively, or an increase of 11.6%. This increase resulted from an 11.1% increase in the pounds of prepared chicken products sold, and a 0.5% increase in the average sales price of prepared chicken products sold. During the third quarter of fiscal 2015, the Company sold 24.1 million pounds of prepared chicken products, up from 21.7 million pounds during the third quarter of fiscal 2014.

Net sales for the first nine months of fiscal 2015 were $2,123.9 million as compared to $2,014.0 million for the first nine months of fiscal 2014, an increase of $109.9 million, or 5.5%. Net sales of poultry products for the first nine months of fiscal 2015 and 2014, were $1,988.4 million and $1,903.9 million, respectively, an increase of $84.5 million, or 4.4%. The increase in net sales of poultry products resulted from a 10.9% increase in the pounds of poultry products sold, partially offset by a 5.8% decrease in the average sales price of poultry products sold. During the first nine months of fiscal 2015, the Company sold 2,521.8 million pounds of poultry products, up from 2,274.1 million pounds during the first nine months of fiscal 2014. The increased pounds of poultry products sold resulted from a 4.7% increase in the number of head processed and a 3.5% increase in the average live weight of poultry processed. The new Palestine processing facility, which began initial operations during February 2015, processed 7.2 million head during the first nine months of fiscal 2015, or 2.0% of the Company's total head processed during the period, and sold 53.0 million pounds of poultry products during the first nine months of fiscal 2015, or 2.1% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during the first nine months of fiscal 2015 as compared to the same period of fiscal 2014. Urner Barry average market prices for jumbo wings increased by 40.2%, while market prices for bulk leg quarters, boneless breast and tenders decreased by 24.0%, 10.0% and 8.7%, respectively, when compared to the first nine months of fiscal 2014. The Georgia Dock market price for whole birds, which reached its historical high during the Company's second fiscal quarter of 2015, remained at near record high levels during the third quarter and averaged 7.2% higher during the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. Net sales of prepared chicken products for the first nine months of fiscal 2015 and 2014 were $135.5 million and $110.1 million, respectively, or an increase of 23.1%. This increase resulted from a 20.4% increase in the pounds of prepared chicken products sold, and a 2.3% increase in the average sales price of prepared chicken products sold. During the first nine months of fiscal 2015, the Company sold 66.2 million pounds of prepared chicken products, up from 55.0 million pounds during the first nine months of fiscal 2014.
Cost of sales for the third quarter of fiscal 2015 was $612.8 million as compared to $607.0 million during the third quarter of fiscal 2014, an increase of $5.8 million, or 1.0%. Cost of sales of poultry products sold during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014 was $565.0 million and $562.5 million, respectively, which represents a $0.0926 per pound decrease in the average cost of sales of poultry products, or 12.9%. As illustrated in the table below, the decrease resulted from a decrease in the cost of feed per pound of broilers processed of $0.0893, or 24.7%, and a $0.0100 per pound decrease in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Third Quarter 2015			Third Quarter 2014			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$19,270		$0.3088	$24,998		$0.4419	$(5,728)	$(0.1331)
Feed in broilers processed	241,646		0.2718	278,179		0.3611	(36,533)	(0.0893)
All other cost of sales	327,002		0.3678	291,091		0.3778	35,911	(0.0100)
Less: Ending Inventory	9,777		0.2341	21,623		0.5213	(11,846)	(0.2872)
Total poultry cost of sales	$578,141	(1)	$0.6357	$572,645	(1)	$0.7283	$5,496	$(0.0926)
Pounds:
Beginning Inventory	62,405			56,564
Poultry processed	889,166			770,412
Poultry sold	909,424	(1)		786,281	(1)
Ending Inventory	41,761			41,479
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's Prepared Foods Division.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During the third quarter of fiscal 2015, other costs of sales of poultry products also include approximately $11.8 million of charges related to the Company's bonus award program, as compared to approximately $9.2 million during the third quarter of fiscal 2014. These non-feed related costs of poultry products sold decreased by $0.0100 per pound processed, or 2.6%, during this year’s third fiscal quarter compared to the same quarter a year ago, due in part to the Company's cost of chicks placed, which is included in other costs of sales, decreasing during the quarter as a result of lower feed costs flowing through the Company's breeder flocks. In addition, certain other costs, including labor, freight and packaging, were lower due to efficiencies realized from higher volume. Other costs of sales per pound processed were adversely affected by the Company's new Palestine, Texas complex. The new complex's other costs of sales per pound processed will be higher compared to similar complexes until it reaches full capacity. Excluding Palestine, other costs of sales would have decreased by $0.0154 per pound processed, or 4.1%. Costs of sales of the Company’s prepared chicken products during the third quarter of fiscal 2015 were $47.7 million as compared to $44.5 million during the same quarter a year ago, an increase of $3.3 million, or 7.3%, primarily attributable to an 11.1% increase in the pounds of prepared chicken sold.
Cost of sales for the nine months ended July 31, 2015 was $1,716.5 million as compared to $1,675.4 million during the nine months ended July 31, 2014, an increase of $41.1 million, or 2.5%. Cost of sales of poultry products sold for the nine months ended July 31, 2015 and 2014 were $1,590.8 million and $1,571.4 million, respectively, which represents a $0.0602 per pound decrease in the average cost of sales of poultry products, or 8.7%. As illustrated in the table below, the decrease resulted from a decrease in the cost of feed per pound of broilers processed of $0.0543, or 16.0%, and a $0.0074 per pound decrease in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Nine months ended July 31, 2015			Nine months ended July 31, 2014			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$24,426		$0.3983	$32,139		$0.4736	$(7,713)	$(0.0753)
Feed in broilers processed	719,576		0.2846	766,260		0.3389	(46,684)	(0.0543)
All other cost of sales	893,279		0.3533	815,617		0.3607	77,662	(0.0074)
Less: Ending Inventory	9,777		0.2341	21,623		0.5213	(11,846)	(0.2872)
Total poultry cost of sales	$1,627,504	(1)	$0.6389	$1,592,393	(1)	$0.6961	$35,111	$(0.0572)
Pounds:
Beginning Inventory	61,333			67,859
Poultry processed	2,528,474			2,260,933
Poultry sold	2,547,513	(1)		2,287,655	(1)
Ending Inventory	41,761			41,479
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's Prepared Foods Division.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During the nine months ended July 31, 2015, other costs of sales also include approximately $11.8 million of charges related to the Company's bonus award program, as compared to approximately $9.2 million during the nine months ended July 31, 2014. These non-feed related costs of poultry products sold decreased by $0.0074 per pound processed, or 2.1%, during the first nine months of fiscal 2015 as compared to the same period a year ago, due in part to the Company's cost of chicks placed, which is included in other costs of sales, decreasing during the quarter as a result of lower feed costs flowing through the Company's breeder flocks. In addition, certain other costs, including labor, freight and packaging, were lower due to efficiencies realized from higher volume. Other costs of sales per pound processed were adversely affected by the Company's new Palestine, Texas complex. The new complex's other costs of sales per pound processed will be higher compared to similar complexes until it reaches full capacity. Excluding Palestine, other costs of sales would have decreased by $0.0108 per pound processed, or 3.0%. Cost of sales of the Company's prepared chicken products were $125.7 million during the first nine months of fiscal 2015 as compared to $104.0 million during the same period a year ago, an increase of $21.7 million, or 20.9%, primarily attributable to a 20.4% increase in the pounds of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at July 31, 2015 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at July 31, 2015 or July 31, 2014.
Selling, general and administrative costs during the three and nine months ended July 31, 2015 were $47.3 million and $114.9 million, respectively. The following table includes the components of selling, general and administrative costs for the three and nine months ended July 31, 2015 and 2014.

	Selling, General and Administrative Costs (in thousands)
	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
ESOP expense	$10,950	$10,950	$10,950	$10,950
Administrative salaries	7,490	6,676	21,862	19,719
Bonus award program expense	7,303	5,926	7,303	5,926
Stock compensation expense	3,003	2,760	12,715	9,704
Trainee expense	2,962	2,456	8,550	7,237
Marketing expense	1,488	2,984	5,455	5,850
Sanderson Farms Championship expense	1,177	1,195	4,024	3,585
Start-up expense - Palestine	—	1,886	4,835	3,479
Start-up expense - St. Pauls	152	—	152	—
Fayetteville, North Carolina expense	146	—	678	—
Non-collectible accounts receivable	120	—	120	—
All other S,G & A	12,548	10,854	38,303	32,751
Total S,G & A	$47,339	$45,687	$114,947	$99,201
As illustrated in the table above, the $1.7 million increase in selling, general and administrative costs during the third quarter of fiscal 2015 as compared to the same period a year ago resulted from a $1.7 million increase in all other selling, general and administrative expenses, a $1.4 million increase in accruals related to the Company's bonus award program, a $0.8 million increase in administrative salaries, and a $0.5 million increase in trainee expense, partially offset by decreases in marketing and start-up expenses. The increase in accruals related to the bonus award program resulted from the Company's estimation of total bonus liability for fiscal 2015 being approximately $3.2 million higher than the bonus liability for fiscal 2014. The increase in all other selling, general and administrative expenses resulted from a variety of areas within the Company. The change in start-up expense in any particular period relates to the stage of the start-up process in which the facility is during the period. Non-construction related expenses, such as labor, training and office related expenses for a facility under construction are booked as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, these expenses are booked to cost of goods sold. The decrease in marketing expense reflects reduced accruals for advertising and marketing expenses.
As illustrated in the table above, during the first nine months of fiscal 2015, selling, general and administrative costs increased $15.7 million as compared to the same period a year ago. The increase resulted from a $5.6 million increase in all other selling, general and administrative expenses, a $3.0 million increase in stock compensation expense, a $2.1 million increase in administrative salaries, a $1.4 million increase in accruals related to the Company's bonus award program, and a $1.3 million increase in trainee expense. The increase in all other selling, general and administrative expenses resulted from a variety of areas within the Company. The increase in stock-based compensation expense is largely attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in Note 3 - Stock Compensation Plans. The increase in trainee expense is attributable to an increase in trainee staff.
The Company’s operating income for the three and nine months ended July 31, 2015 was $79.8 million and $292.4 million, respectively, as compared to an operating income for the three and nine months ended July 31, 2014 of $115.7 million and $239.4 million. The increase in operating income as compared to the same period a year ago resulted primarily from the decreased cost of feed grains during the three and nine months ended July 31, 2015.
Interest expense during the third quarter and first nine months of fiscal 2015 was $0.6 million and $1.7 million, respectively, as compared to interest expense of $0.4 million and $2.1 million, respectively, for the same periods in fiscal 2014. The decrease in interest expense resulted primarily from lower outstanding debt during the first nine months of fiscal 2015.
The Company’s effective tax rate for the three and nine months ended July 31, 2015 was 35.8% and 35.1%, respectively, as compared to 34.0% and 34.3%, respectively, for the three and nine months ended July 31, 2014. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As of July 31, 2015, the Company's long-term deferred income taxes and other liabilities were $52.7 million as compared to $45.7 million at October 31, 2014, an increase of $7.0 million. The increase is primarily attributable to legislation enacted during the first quarter of fiscal 2015 which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2014 calendar year.
During the three and nine months ended July 31, 2015, the Company’s net income was $50.9 million, or $2.27 per share, and $188.6 million, or $8.28 per share, respectively. For the three and nine months ended July 31, 2014, the Company’s net income was $76.1 million, or $3.30 per share, and $155.9 million, or $6.76 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2015 was $394.3 million and its current ratio, calculated by dividing current assets by current liabilities, was 3.6 to 1. The Company’s working capital and current ratio at October 31, 2014 were $363.1 million and 3.5 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2015 include cash on hand at October 31, 2014, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated April 24, 2015, to, among other things, increase the available credit to $750.0 million from $600.0 million, and to extend the maturity date from October 2018 to April 2020. As of July 31, and August 20, 2015, the Company had no outstanding draws under the facility and had approximately $18.6 million outstanding in letters of credit, leaving $731.4 million available under the facility.
The Company’s cash position at July 31, 2015 and October 31, 2014 consisted of $180.8 million and $165.6 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at July 31, 2015 and October 31, 2014 was held in bank accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the nine months ended July 31, 2015 and 2014, were $237.9 million and $197.3 million, respectively. Cash flows from operating activities increased by $40.7 million, resulting primarily from the lower costs of feed grains experienced by the Company during the first nine months of fiscal 2015, partially offset by a decrease in market prices for poultry products during the first nine months of fiscal 2015, as compared to the same period in fiscal 2014.
Cash flows used in investing activities during the first nine months of fiscal 2015 and 2014 were $140.1 million and $113.0 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2015 were approximately $140.4 million, and included approximately $50.1 million related to the Palestine, Texas complex, approximately $11.4 million related to the St. Pauls, North Carolina complex, and approximately $10.2 million for a new Company aircraft. Capital expenditures for the first nine months of fiscal 2014 were $113.4 million, including approximately $7.4 million for a new Company aircraft and approximately $57.0 million for construction of the Palestine, Texas complex.
Cash flows used in financing activities during the nine months ended July 31, 2015 and 2014 were $82.7 million and $30.5 million, respectively. During the second quarter of fiscal 2015, the Company repurchased and retired 700,003 shares of its common stock in open-market transactions at an average price of $78.85 per share. Also during the second quarter of fiscal 2015, the Company made the fourth of five $10.0 million annual installments on its Farm Credit Services term loan. During the first nine months of fiscal 2014, the Company made the third of five $10.0 million annual installments on the Farm Credit Services term loan. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
The Company’s capital budget for fiscal 2015, excluding operating leases, is approximately $174.3 million. The 2015 capital budget will be funded by internally generated working capital and cash flows from operations. The fiscal 2015 capital budget includes approximately $74.2 million for construction of the Company’s new St. Pauls, North Carolina and Palestine, Texas poultry complexes, approximately $10.2 million for a new Company aircraft, and approximately $4.5 million for construction of a new office building at the Company's general offices in Laurel, Mississippi. Excluding the budget for the new construction and the aircraft, the fiscal 2015 capital budget is $85.4 million, of which approximately $18.0 million remains to be spent through the remainder of fiscal 2015.
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

On September 19, 2013, the Company announced plans for construction of a new feed mill, hatchery, poultry processing plant and waste water facility on separate sites in Palestine, Anderson County, and Freestone County, Texas, and construction of the complex began in October 2013. The Company began operations at the new hatchery in November 2014, and the new processing plant in February 2015. As of July 31, 2015, the Company's investment in the new complex totals approximately $160.4 million. The new facilities will have the capacity to process 1,250,000 birds per week for the big bird deboning market. At full capacity, the complex will employ approximately 1,150 people, will require approximately 100 contract poultry producers, and will be equipped to process and sell 9.7 million dressed poultry pounds per week. Before the complex can reach full capacity, the Company will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and train our workforce. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors section of this Quarterly Report.
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's current feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the fourth quarter of fiscal 2016. At full capacity, the new complex will process 1.25 million chickens per week for the big bird deboning market. The Company estimates the total cost of the project will be approximately $159.0 million, and as of July 31, 2015, it has spent approximately $11.4 million. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Quarterly Report.
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit to $750.0 million from $600.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2015, was $717.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of July 31, and August 20, 2015, the Company had no outstanding draws under the facility, and had approximately $18.6 million outstanding in letters of credit, leaving $731.4 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.

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

New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU No. 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, our fiscal year 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements, but does not believe adoption will have a material effect.
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance changing the criteria for recognizing revenue, which was amended in 2015 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2015, the Company purchased approximately 23.2 million bushels of corn and approximately 240,818 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $23.2 million in the third quarter of fiscal 2015. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.4 million.
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

During the third quarter of fiscal 2015, the Company’s average feed cost per pound of broilers processed totaled $0.2718 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0261, based on the quantity of grain used during the third quarter of fiscal 2015. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0027 during the third quarter of fiscal 2015.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third quarter of fiscal 2015:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2015	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	23.2 million bushels	$1.00 per bushel	$23.2 million	$0.0261/lb processed
Soybean meal	240,818 tons	$10.00 per ton	$2.4 million	$0.0027/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was approximately $10.6 million at July 31, 2015. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

Item 4.	Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2015. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Although the Asian strains of AI described above have not been identified in North America, there have been outbreaks of both low and high pathogenic strains of non-Asian avian influenza in North America, including in the U.S. in 2002, 2004, 2006 and 2015, and in Mexico in 2005, 2012 and 2013. During calendar 2013, a relatively widespread outbreak of a highly pathogenic strain of non-Asian avian influenza, known as H7N3, affected live poultry in several states in central Mexico. The Company has no operations in Mexico, and our live chickens were not affected by this outbreak. In an effort to prevent the spread of the virus, the Mexican government and poultry industry reportedly culled approximately 27.5 million chickens in Mexico and undertook an extensive vaccination program in the affected areas of that country. These practices reduced the supply of available poultry in Mexico, and increased demand in Mexico for poultry produced in the United States, including our products. In August 2015, Mexican authorities confirmed the discovery of a low pathogenic strain of AI identified as H5N2 in Mexico's Sinaloa Province.

Until 2015, the outbreaks in North America have not generated the same level of concern, or received the same level of publicity, or been accompanied by the same reduction in demand for poultry products in certain countries, as that associated with the Asian strains. Beginning in January 2015, however, the United States has experienced what some industry observers believe is the worst avian influenza outbreak in United States history. According to the United States Animal and Plant Health Inspection Service (APHIS), approximately 7.8 million turkeys and 40.3 million chickens have been affected in the United States by this avian influenza outbreak as of June 17, 2015. The affected chickens have been almost all hens that lay eggs for the table egg industry, and not broiler chickens such as those we raise. We have a high degree of confidence in our industry’s biosecurity program, but we cannot be certain our flocks or others in our industry will not be affected. Given our high degree of confidence in our biosecurity programs, we believe the primary risks associated with this outbreak of avian influenza are market risks, as many countries to which our industry sells product have imposed partial or total bans on the import of broiler meat produced in the United States as a result of this outbreak. We believe such bans are likely to continue until two to three months following the end of the current outbreak. However, because the virus is carried by migratory water fowl, it is possible the virus could be spread to domestic poultry flocks when those migratory birds begin their fall migration. As a result of these bans, the market price for leg quarters is significantly below historical averages. During our third fiscal quarter ended July 31, 2015, quoted market prices for leg quarters were lower by 47.8% when compared to the third fiscal quarter of 2014. For more information on the impact of this outbreak on exports, please see the risk factor below entitled “A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.”

While domestic demand for broiler meat does not seem to have yet been materially affected by this outbreak, we cannot assure you that further spread of avian influenza or the outbreak of the Asian strains of avian influenza either in other countries or in the United States will not materially adversely affect both domestic and international demand for poultry products produced in the United States. If avian influenza were to affect a significant number of our flocks, or materially reduce domestic demand for our products, either or both of these events could have a material adverse effect on our business, reputation or prospects.
A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products have been sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 10.0% of our gross sales in fiscal 2014 were to export markets, including approximately $91.2 million to Mexico, $62.1 million to China and $36.0 million to Russia. Any disruption to the export markets, such as trade embargoes, tariffs, import bans, duties or quotas can materially affect our sales or create an oversupply of chicken in the United States. This, in turn, can cause domestic poultry prices to decline. Any quotas or bans can materially and adversely affect our sales and our results of operations.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2015, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
May 1, 2015—May 31, 2015	—	$—	—	1,000,000
June 1, 2015—June 30, 2015	1,681	75.00	1,681	1,000,000
July 1, 2015—July 31, 2015	—	—	—	1,000,000
Total	1,681	$75.00	1,681	1,000,000
___________________

[1]
All purchases were made pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the applicable withholding obligation for participants.

[2]
On April 23, 2015, the Company’s Board of Directors expanded and extended the share repurchase program originally approved on October 22, 2009, under which the Company may purchase up to one million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on April 23, 2018. The Company’s repurchase of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants will not be made under the 2015 general repurchase plan.

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
Exhibit 3.1* Restated Articles of Incorporation of the Registrant.
Exhibit 3.2 Bylaws of the Registrant, amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: August 25, 2015	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: August 25, 2015	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Restated Articles of Incorporation of the Registrant.

3.2	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
___________________

*	Filed herewith.

**	Furnished herewith.