Form 10-K
period 2015-10-31
SANDERSON FARMS INC
filed 2015-12-17
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $1,229,955,610.
Number of shares outstanding of the Registrant’s common stock as of December 10, 2015: 22,565,416 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
Definitions. This Annual Report on Form 10-K is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2015, which is the year for which this Annual Report is filed.
Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Report, which is December 17, 2015.
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
The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2015, the Registrant processed approximately 476 million chickens, or over 3.4 billion dressed pounds. According to 2015 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant’s chicken operations presently encompass 9 hatcheries, 8 feed mills and 10 processing plants, including the facilities at its new Palestine, Texas complex. The Registrant began operations at the new Palestine hatchery in November 2014, and began processing chickens at the new processing plant in February 2015. The complex is currently operating at approximately fifty percent of capacity and is expected to reach full capacity during the fourth quarter of fiscal 2016.
The Registrant has contracts with operators of approximately 632 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 201 breeder farms.
The Company’s prepared chicken product line includes approximately 70 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations to increase production capacity, product lines and marketing flexibility. Through 1997, this growth included the expansion of the Registrant’s Hammond, Louisiana processing facility; the construction of new wastewater facilities at the Hammond, Louisiana and Collins and Hazlehurst, Mississippi processing facilities; the addition of second shifts at the Hammond, Louisiana and the Laurel, Hazlehurst, and Collins, Mississippi processing facilities; the expansion of freezer and production capacity at its prepared chicken facility in Flowood, Mississippi; the expansion of freezer capacity at its Hammond, Louisiana, and its Laurel and Collins, Mississippi processing facilities; the addition of deboning capabilities at all of the Registrant’s poultry processing facilities; the construction and start-up of its McComb, Mississippi and Bryan, Texas production and processing facilities, including a hatchery, a feed mill, a processing plant, and a wastewater treatment facility for each complex; and the expansion and renovation of the hatchery at its Hazlehurst, Mississippi production facilities.

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
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and wastewater facility with the capacity to process 1.25 million chickens per week for the big bird deboning market. The facility is currently operating at approximately fifty percent of capacity. Before the complex can reach full capacity, the Company will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and train our workforce. During fiscal 2015, the Palestine processing plant processed approximately 116.1 million pounds of dressed poultry meat. The Company expects the Palestine facility to reach full capacity during the fourth quarter of fiscal 2016, and to process approximately 342.7 million pounds during fiscal 2016. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of its next poultry complex. The completed complex will consist of a hatchery, processing plant, wastewater treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week for the big bird deboning market. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and train our workforce. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.
The Company changed its marketing strategy in 1997 to move away from the small bird markets serving primarily the fast food industry to concentrate its production in the retail and big bird deboning markets serving the retail grocery and food service industries. This market shift resulted in larger average bird weights of the chickens processed by the Company, and substantially increased the number of pounds processed by the Company. In addition, the Company continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.
Capital expenditures for fiscal 2015 were funded by cash on hand at November 1, 2014, and cash provided by operations during fiscal 2015. The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit from $600.0 million to $750.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2015, was $730.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of October 31 and December 10, 2015, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and prepared chicken items.
The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2015, the Registrant processed approximately 476 million chickens, or over 3.4 billion dressed pounds. In addition, the Registrant purchased and further processed 0.9 million pounds of poultry products during fiscal 2015. According to 2015 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
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
The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. The Foods Division is engaged in the processing, marketing and distribution of approximately 70 prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts.
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

	Fiscal Year Ended October 31,
	2011	2012	2013	2014	2015
Registrant processed chicken:
Value added:
Chill pack	32.5%	33.1%	34.4%	36.0%	36.9%
Fresh bulk pack	48.5	49.0	50.5	48.3	49.1
Frozen	12.4	13.1	10.5	9.2	6.3
Subtotal	93.4	95.2	95.4	93.5	92.3
Non-value added:
Ice pack	1.2	1.2	1.0	0.9	1.0
Subtotal	1.2	1.2	1.0	0.9	1.0
Total Company processed chicken	94.6	96.4	96.4	94.4	93.3
Prepared chicken	5.4	3.6	3.6	5.6	6.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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

Plant Location	Market Segment	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird Deboning	625,000	8.82
Hazlehurst, Mississippi	Big Bird Deboning	625,000	8.82
Hammond, Louisiana	Big Bird Deboning	625,000	8.82
Collins, Mississippi	Big Bird Deboning	1,250,000	8.82
Waco, Texas	Big Bird Deboning	1,250,000	8.82
Palestine, Texas	Big Bird Deboning	1,250,000	8.82
McComb, Mississippi	Chill Pack Retail	1,250,000	6.43
Bryan, Texas	Chill Pack Retail	1,250,000	6.43
Moultrie, Georgia	Chill Pack Retail	1,250,000	6.43
Kinston, North Carolina	Chill Pack Retail	1,250,000	6.43
Those plants that target the big bird deboning market grow a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. This dark meat is sold primarily at spot commodity prices, which prices exhibit fluctuations typical of commodity markets. The white meat produced by these plants is generally sold as fresh deboned breast meat, chicken tenders and whole or cut wings, and is likewise sold at spot commodity market prices for wings, tenders and boneless breast meat. As of October 31, 2015, the Company had the capacity to process 5.625 million head per week in its big bird deboning plants, and its results are materially affected by fluctuations in the commodity market prices for leg quarters, boneless breast meat, chicken tenders and wings.

The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below:

Those plants that target the chill pack retail grocery market grow a medium sized bird and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long term contracts with most of its chill pack customers. These agreements, which provide for the pricing of product based on a formula that uses the Georgia Dock whole bird price as its base, as well as various other guidelines for the relationship between the parties, do not require the customers to purchase any specific quantity of product. The Georgia Dock whole bird price is published each week by the Georgia Department of Agriculture and is based on its survey of prices and market conditions during the preceding week. As of October 31, 2015, the Company had the capacity to process 5.0 million head per week at its chill pack plants, and its results are materially affected by fluctuations in the Georgia Dock price.

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
Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by the Georgia Department of Agriculture and by private firms. Consistent with the industry, the Registrant’s profitability is affected by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustments are generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains some long-term sales contracts with its customers. These agreements, which provide for the pricing of product based on formulas that use market prices reported by the Georgia Department of Agriculture and by private firms, as well as various other guidelines for the relationship between the parties, do not require the customers to purchase or the Company to sell any specific quantity of product.
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
Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets and cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2015, the Registrant maintained contracts with 56 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by the Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2015, by 145 independent contractors under the Registrant’s supervision. Eggs produced on the farms of independent contract breeder producers are transported to the Registrant’s hatcheries in the Registrant’s vehicles.
The Registrant owns and operates nine hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by the Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2015, the Registrant’s hatcheries were capable of producing an aggregate of approximately 10.8 million chicks per week.
Grow-out. The Registrant places its chicks on the farms of 632 independent contract broiler producers, as of October 31, 2015, located in Mississippi, Texas, Georgia and North Carolina, where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.
Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases primary feed ingredients on the open market. Ingredients include corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2015, the Registrant operated eight feed mills, four of which are located in Mississippi, two in Texas, one in Georgia and one in North Carolina. The Registrant’s annual feed requirements for fiscal 2015 were approximately 3,932,000 tons, and it has the capacity to produce approximately 5,223,000 tons of finished feed annually under current configurations.
Feed grains are commodities subject to volatile price changes caused by weather, size of the harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2015, the Registrant had the capacity to store approximately 3,697,000 bushels of corn at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk of volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb and Collins, Mississippi; Moultrie, Georgia; Kinston, North Carolina and Bryan and Waco, Texas processing plants operate two processing lines on a double shift basis and each had the capacity to process approximately 1,250,000 chickens per week on October 31, 2015. The Registrant’s Palestine, Texas processing plant had the capacity to operate two processing lines on a double shift basis and to process approximately 1,250,000 chickens per week at full capacity. As of October 31, 2015, the Palestine processing plant was operating at approximately fifty percent of its capacity. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and collectively had the capacity to process approximately 1,875,000 chickens per week on October 31, 2015. At October 31, 2015, the Company’s deboning facilities were operating on a double shifted basis and had the capacity to produce approximately 13.2 million pounds of big bird boneless breast product and 8.5 million pounds of chill pack boneless breast product each week.
Sanderson Farms, Inc. (Foods Division). The facilities of Sanderson Farms, Inc. (Foods Division) are located in Flowood, Mississippi in a plant with approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze food items.
Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office building houses the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2015, the Registrant operated 12 automotive maintenance shops, which service approximately 1,100 over-the-road and farm vehicles used to support the Registrant's operations. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving over 130 children on October 31, 2015.
Quality Control
The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers receive wholesome, high quality products.
From its company owned laboratory in Laurel, Mississippi, the Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder flocks and broilers, and conducts microbiological tests on live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of the ten processing plants and the prepared chicken plant.
Regulation
The Registrant’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration and corresponding state agencies. The Registrant’s chicken processing plants are subject to continuous on-site inspection by the USDA. The Sanderson Farms, Inc. (Foods Division) prepared chicken plant operates under the USDA’s Total Quality Control Program, which is a strict self-inspection plan written in cooperation with and monitored by the USDA. The FDA inspects the production at the Registrant’s feed mills.
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
The primary methods of competition are price, product quality, number of products offered, brand awareness and customer service. The Registrant has emphasized product quality and brand awareness through its advertising strategy. See

“Business — Sales and Marketing.” Although poultry is relatively inexpensive in comparison with other meats, the Registrant competes indirectly with the producers of other meats and fish, since changes in the relative prices of these foods may alter consumer buying patterns.
Customers
One customer accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2015, 2014 and 2013. Sales to that customer accounted for 16.2%, 15.9% and 14.2% of the Company’s consolidated net sales in fiscal 2015, 2014 and 2013, respectively. The Company does not believe the loss of this or any other single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.
Sources of Supply
During fiscal 2015, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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
Employee and Labor Relations
As of October 31, 2015, the Registrant had 12,264 employees, including 1,554 salaried and 10,710 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 495 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on November 30, 2016. This collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the Hammond plant.
The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,245 employees expires on December 31, 2017. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

All of the Company’s operations are domiciled in the United States. All of the Company’s products sold in the Company’s fiscal years 2015, 2014 and 2013 were produced in the United States and all long-lived assets of the Company are located in the United States. Gross domestic sales for fiscal years 2015, 2014 and 2013 totaled approximately $2,662.5 million, $2,556.7 million and $2,457.8 million, respectively.
The Company sells certain of its products to foreign customers and customers who resell the product in foreign markets. These foreign markets for fiscal 2015 were primarily Mexico, Central Asia, China and the Middle East. For fiscal 2014 and 2013, these foreign markets were primarily Mexico, Russia, China, Eastern Europe and the Carribean. These gross export sales for fiscal years 2015, 2014 and 2013 totaled approximately $207.8 million, $282.3 million and $292.6 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For a discussion of risks related to our foreign markets, please see "A decrease in demand for our products in the export market could materially and adversely affect our results of operations" in the Risk Factors section of this Annual Report.
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
Increases in the prices of feed ingredients will result in increases in raw material costs and operating costs. Because prices for our products are related to the commodity prices of chickens, which depend on the supply and demand dynamics of fresh chicken, we typically are not able to increase our product prices to offset these increased grain costs. Although we periodically enter into contracts to purchase feed ingredients at current prices for future delivery to manage our feed ingredient costs, this practice does not eliminate the risk of increased operating costs from commodity price increases. In addition, if we are unsuccessful in our grain buying strategy, we could actually pay a higher cost for feed ingredients than we would if we purchased at current prices for current delivery.
Prepared chicken and poultry inventories, and inventories of feed, eggs, medication, packaging supplies and live chickens, are stated on our balance sheet at the lower of cost (average method) or market value. Our cost of sales is calculated during a period by adding the value of our inventories at the beginning of the period to the cost of growing, processing and distributing products produced during the period and subtracting the value of our inventories at the end of the period. If the market prices of our inventories are below the accumulated cost of those inventories at the end of a period, we would record adjustments to write down the carrying value of the inventory from cost to market value. These write-downs would directly increase our cost of sales by the amount of the write-downs. This risk is greatest when the costs of feed ingredients are high and the market value for finished poultry products is declining.
For example, for the fiscal year ended October 31, 2011, we recorded a charge of $9.0 million to lower the value of live broiler inventories on hand at that date from cost to estimated market value because the estimated market price for the products to be produced from those live chickens, when sold, was estimated to be below the estimated cost to grow, process and distribute those chickens. The $9.0 million adjustment to inventory on October 31, 2011, effectively absorbed into fiscal 2011 a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the first quarter of fiscal 2012, thereby benefiting fiscal 2012. Any similar adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company made no such adjustment during fiscal 2015.
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

Until 2015, the outbreaks in North America have not generated the same level of concern, or received the same level of publicity, or been accompanied by the same reduction in demand for poultry products in certain countries, as that associated with the Asian strains. Beginning in January 2015, however, the United States experienced what some industry observers believe was the worst avian influenza outbreak in United States history. According to the United States Animal and Plant Health Inspection Service (APHIS), approximately 7.8 million turkeys and 40.3 million chickens were affected in the United States by this avian influenza outbreak, and the last reported case was in June 2015. The affected chickens were almost all hens that lay eggs for the table egg industry, and not broiler chickens such as those we raise. We have a high degree of confidence in our industry’s biosecurity program, but we cannot be certain our flocks or others in our industry will not be affected. Given our high degree of confidence in our biosecurity programs, we believe the primary risks associated with this outbreak of avian influenza are market risks, as many countries to which our industry sells product have imposed partial or total bans on the import of broiler meat produced in the United States as a result of this outbreak. The duration of such bans varies by country, and there is no certainty regarding when, or if, any particular country will lift a ban. As a result of these bans, the market price for leg quarters is significantly below historical averages. During our fourth fiscal quarter ended October 31, 2015, quoted market prices for leg quarters were lower by 53.3% when compared to the fourth fiscal quarter of 2014. For more information on the impact of this outbreak on exports, please see the risk factor below entitled “A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.”

While domestic demand for broiler meat was not materially affected by the 2015 outbreak, we cannot assure you that further spread of avian influenza or the outbreak of the Asian strains of avian influenza either in other countries or in the United States will not materially adversely affect both domestic and international demand for poultry products produced in the United States. Because the virus is carried by migratory water fowl, it is possible the virus could be spread to domestic poultry flocks during any seasonal migration of those water fowl. If avian influenza were to affect a significant number of our flocks, or materially reduce domestic demand for our products, either or both of these events could have a material adverse effect on our business, reputation or prospects.

A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products have been sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 7.2% of our gross sales in fiscal 2015 were to export markets, including approximately $122.5 million to Mexico, $20.0 million to China and $33.9 million to countries in Central Asia. Any disruption to the export markets, such as trade embargoes, tariffs, import bans, duties or quotas can materially affect our sales or create an oversupply of chicken in the United States. This, in turn, can cause domestic poultry prices to decline. Any quotas or bans can materially and adversely affect our sales and our results of operations.

On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. A challenge to China’s anti-dumping determination was filed by the U.S. Government with the World Trade Organization (WTO), which ruled in favor of the U.S. on September 25, 2013. China did not appeal the WTO ruling. On July 8, 2014, China announced that it had re-investigated charges that United States chicken exporters dump product in the China domestic market, causing substantial harm to the local industry. Despite the WTO’s findings, China announced that its re-investigation revealed that United States exporters continue to dump product into the local China market. While China announced lower anti-dumping tariffs on certain United States producers in its July 8, 2014 announcement, the tariffs actually increased on most United States producers, including Sanderson Farms. The United States government continues to believe that the WTO ruling was correct and that China’s anti-dumping determination lacks merit. Accordingly, the United States government challenged China’s most recent actions at the WTO, but no ruling from the WTO is expected for several months. On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. There has been no indication from China of how long the ban will last. Avian influenza has since been detected in commercial poultry flocks in fifteen states. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering most of those products for significantly lower returns. As a result, during fiscal 2015 the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales, compared to approximately 74.9 million pounds, reflecting approximately $62.1 million in total sales, during fiscal 2014. The fiscal 2015 sales occurred prior to the ban's effective date. Based on market prices and sales volume when the ban took effect, the Company estimates the ban costs approximately $4.3 million per month, before taxes, and these lower returns will continue for as long as the ban remains in effect.

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

In addition to the specific bans listed above, several countries have imposed varying degrees of bans on United States poultry imports as a result of the avian influenza outbreak in the United States during 2015. The bans vary in degree in that some apply to all United States poultry imports, while others are specific to the areas of the country in which avian influenza has been detected. The collective result of these bans is a decreased demand for the Company's dark meat products, which are the Company's primary exports. The duration of such bans varies by country, and there is no certainty regarding when, or if, any particular country will lift a ban. Overall industry exports of chicken parts, excluding paws, were lower by almost 13% in volume and 25% in value through the first ten months of calendar 2015 compared to the same period in 2014 for the reasons described above. For more information regarding the impact of the 2015 outbreak, please see the risk factor above entitled

"Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations and can significantly affect demand for our products."
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
Our sales to our top ten customers represented approximately 53.1% of our net sales during the 2015 fiscal year. Our non-chill pack customers, with all of whom we do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
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

We have approximately 12,264 employees, approximately 14.2% of which are covered by collective bargaining agreements. In addition, we contract with approximately 833 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be restrained.
Failure of our information technology infrastructure or software could adversely affect our day-to-day operations and decision making processes and have an adverse effect on our performance.
We depend on accurate and timely information and numerical data from key software applications to aid our day-to-day business, financial reporting and decision-making and, in many cases, proprietary and custom-designed software is necessary to operate equipment in our feed mills, hatcheries and processing plants. We have put in place disaster recovery plans for our critical systems. However, any disruption caused by the failure of these systems (including through computer viruses or cyber-attacks), the underlying equipment, or communication networks could delay or otherwise adversely impact our day-to-day business and decision making, could make it impossible for us to operate critical equipment, and could have a materially adverse effect on our performance, if our disaster recovery plans do not mitigate the disruption. Disruptions could be caused by a variety of factors, such as catastrophic events or weather, power outages, or cyber-attacks on our systems by outside parties.
Immigration legislation and enforcement may affect our ability to hire hourly workers.
Immigration reform continues to attract significant attention in the public arena and the United States Congress. If new immigration legislation is enacted at the federal level or in states in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only United States citizens and/or persons legally authorized to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively affecting our business. Officials with the Bureau of Immigration and Customs Enforcement have informally indicated an intent to focus their enforcement efforts on red meat and poultry processors.
If our poultry products become contaminated, we may be subject to product liability claims and product recalls.
Poultry products may contain disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are generally found in the environment and, as a result, there is a risk that they could be present in our processed poultry products as a result of food processing. In addition, it is possible foreign material such as metal, plastic or other material used in our processing plants could contaminate product during processing. Pathogens or foreign material can also be introduced as a result of improper handling by our customers, consumers or third parties after we have shipped the products. We control these risks through careful processing and testing of our finished product, but we cannot entirely eliminate them. We have little, if any, control over proper handling once the product has been shipped. Nevertheless, contamination that results from improper handling by our customers, consumers or third parties, or tampering with our products by those persons, may be blamed on us. Any publicity regarding product contamination or resulting illness or death could adversely affect us even if we did not cause the contamination and could have a material adverse effect on our business, reputation and future prospects. We could be required to recall our products if they are contaminated or damaged and product liability claims could be asserted against us.
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
Our business may be adversely affected by weak national or global economic conditions, including inflation, unfavorable currency exchange rates and interest rates, the lack of availability of credit on reasonable terms, changes in consumer spending rates and habits, unemployment and underemployment, and a tight energy supply and high energy costs. Our business could be negatively affected if efforts and initiatives of the governments of the United States and other countries to manage and stimulate the economy fail or result in worsening economic conditions. Deteriorating economic conditions could negatively affect consumer demand for protein generally or our products specifically, consumers’ ability to afford our products, or consumer habits with respect to how they spend their food dollars.
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

For any new complex that we build, our ability to complete construction on a timely basis and within budget is subject to a number of risks and uncertainties described below. In addition, when a new complex becomes operational, it may not generate the benefits we expect if demand for the products to be produced by the complex is different from what we expect or we do not operate the complex efficiently.

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
The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount at the end of the lease term. One processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively. Certain infrastructure improvements associated with a processing plant are leased under a lease that expired in 2013 and is thereafter renewable annually through 2091. The lease has been renewed for 2016. All of the foregoing leases are capital leases.
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
The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of any currently pending claim should not have a material effect on the Company’s consolidated results of operations or financial position.
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

Item 4.	Mine Safety Disclosures
Not Applicable
Item 4A. Executive Officers of the Registrant

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	68	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	64	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	58	Treasurer and Chief Financial Officer, Director	1993	(3)
Tim Rigney	51	Secretary and Chief Accounting Officer	2012	(4)

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

The Company entered into employment agreements with Messrs. Sanderson, Butts and Cockrell dated as of September 15, 2009. Each of these agreements was amended and restated on November 1, 2015. The term of the agreements ends when the officer’s employment terminates under the provisions of the agreement. The agreements provide for severance payments to be paid to the officers if their employment is terminated in certain circumstances, as well as provisions prohibiting them from engaging in certain competitive activity with the Company during their employment and for the two years after their employment with the Company terminates for any reason other than poor performance.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol SAFM.
The number of stockholders of record as of December 14, 2015, was 3,569. The number of beneficial owners of our stock is greater than the number of holders of record, and the exact number is unknown.
The following table shows quarterly cash dividends and quarterly high and low sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Stock Price
Fiscal Year 2015	High	Low	Dividends
First Quarter	$93.72	$77.99	$0.22
Second Quarter	$85.68	$75.12	$0.22
Third Quarter	$84.59	$66.78	$0.22
Fourth Quarter	$75.21	$65.02	$0.72

	Stock Price
Fiscal Year 2014	High	Low	Dividends
First Quarter	$76.48	$65.37	$0.20
Second Quarter	$83.17	$70.55	$0.20
Third Quarter	$102.59	$80.77	$0.20
Fourth Quarter	$96.42	$77.89	$0.72
The amount of future common stock dividends will depend on our earnings, financial condition, capital requirements, the effect a dividen would have on the Company's compliance with financial covenants and other factors, which will be considered by the Board of Directors on a quarterly basis.
On December 14, 2015, the closing sales price for the common stock was $73.42 per share.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Aug. 1 - Aug. 31, 2015	—	$—	—	1,000,000
Sep. 1 - Sep. 30, 2015	1,745	$66.22	1,745	1,000,000
Oct. 1 - Oct. 31, 2015	82,139	$69.51	82,139	1,000,000
Total	83,884	$69.44	83,884	1,000,000

1
All purchases were made pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares.

2
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
Item 6.    Selected Financial Data

	Year Ended October 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Net sales	$2,803,480	$2,774,845	$2,682,980	$2,386,105	$1,978,085
Operating income (loss)	335,998	381,922	205,678	96,316	(188,380)
Net income (loss)	216,001	249,048	130,617	53,944	(127,077)
Basic earnings (loss) per share	9.52	10.80	5.68	2.35	(5.74)
Diluted earnings (loss) per share	9.52	10.80	5.68	2.35	(5.74)
Working capital	401,543	363,071	269,200	262,193	324,296
Total assets	1,251,461	1,111,252	924,645	896,453	948,521
Long-term debt, less current maturities	—	10,000	29,414	150,212	273,670
Stockholders’ equity	1,029,861	897,948	671,599	550,075	506,900
Cash dividends declared per share	$1.38	$1.32	$0.71	$0.68	$0.68
Various factors affecting the comparability of the information included in the table above are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE PERFORMANCE
This Annual Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other written or oral statements made by it or on its behalf, may include forward-looking statements within the meaning of the "Safe Harbor" provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks described in the "Risk Factors" section of this 10-K, and to the following:
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
(8)Disease outbreaks affecting the production, performance and/or marketability of the Company’s poultry products, or the contamination of its products.
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
Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this annual report, the words “believes," “estimates,” “plans,” “expects,” “should,” “outlook,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management's beliefs about future earnings, production levels, capital expenditures, grain prices, supply and demand factors and other industry conditions.
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 51% of the Company’s total normal production costs.
The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice packed and shipped in bulk form. To reduce its exposure to market cycles that have historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. However, the Company cannot eliminate its exposure to fluctuations in commodity market prices for chicken since market prices for value added products also exhibit cycles. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first salable as a finished product, such as cutting, deboning, deep chilling, packaging and labeling the product.
The Company’s prepared chicken product line includes approximately 70 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.

Whole bird prices per pound, as measured by the Georgia Dock price, fluctuated during the years ended October 31, as follows:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
Fiscal 2015
High	$1.1425		$1.1575		$1.1625	*	$1.1550
Low	$1.1375	*	$1.1375	*	$1.1550		$1.1375	*
Fiscal 2014
High	$1.0450		$1.0825		$1.1275		$1.1400	*
Low	$1.0425	*	$1.0450		$1.0850		$1.1275
Fiscal 2013
High	$0.9975		$1.0300		$1.0650	*	$1.0650	*
Low	$0.9625	*	$0.9975		$1.0325		$1.0475
_________________

*	Year High/Low
Recent Developments
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and wastewater facility with the capacity to process 1.25 million chickens per week for the big bird deboning market. The facility is currently operating at approximately fifty percent of capacity. Before the complex can reach full capacity, the Company will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and train our workforce. During fiscal 2015, the Palestine processing plant processed approximately 116.1 million pounds of dressed poultry meat. The Company expects the Palestine facility to reach full capacity during the fourth quarter of fiscal 2016, and to process approximately 342.7 million pounds during fiscal 2016. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of its next poultry complex. The completed complex will consist of a hatchery, processing plant, wastewater treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week for the big bird deboning market. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and train our workforce. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit from $600.0 million to $750.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2015, was $730.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of October 31 and December 10, 2015, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.

EXECUTIVE OVERVIEW OF RESULTS — 2015
The Company’s margins were slightly lower during fiscal 2015 as compared to fiscal 2014, reflecting significantly lower average sales prices for most products produced at our big bird deboning facilities, partially offset by significantly lower grain prices and continued strong demand and market prices for fresh chicken sold at retail grocery stores. Wholesale market prices for product sold to retail grocery store customers reached record-high levels during our third quarter and remained at or near record-high levels throughout fiscal 2015. In contrast, although food service demand improved during fiscal 2015 when compared to fiscal 2014, that increased demand was not sufficient to keep pace with increased industry production and increases in domestic supplies caused by weak export demand. Export demand remains under pressure as a result of several factors including political conditions, avian influenza related bans, economic stress caused by low oil prices in some countries and strength of the United States dollar. We expect these factors to weigh on the export market for the foreseeable future. The result of these factors is weak pricing for most products produced at our big bird deboning facilities, with Urner Barry average market prices for bulk leg quarters 31.5% lower during fiscal 2015 as compared to fiscal 2014, and Urner Barry average market prices for boneless breast meat and tenders approximately 15.4% and 15.8% lower, respectively, for the same period.
Market prices for corn and soybean meal were significantly lower during fiscal 2015 compared to fiscal 2014, which resulted in a 16.2% decrease in the average feed cost in broiler flocks processed during fiscal 2015 as compared to fiscal 2014. The Company has priced only a portion of its grain needs past December 2015. Had it priced its remaining fiscal 2016 needs at December 10, 2015 cash market prices, its costs of feed grains would be approximately $39.8 million lower during fiscal 2016 as compared to fiscal 2015.
On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza ("AI") in a wild bird in the Pacific Northwest. There has been no indication from China of how long the ban will last. AI was later detected in several types of poultry flocks from the West Coast to the upper Midwest, and as far south as Arkansas. Although AI was not detected in broiler chickens of the type raised and marketed by the Company, additional countries imposed bans on United States broiler meat imports, which negatively affected dark meat pricing. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering those products for significantly lower returns. As a result, during fiscal 2015 the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales. The fiscal 2015 sales were made prior to the ban's effective date. Based on market prices and sales volume when the ban took effect, the Company estimates the ban has cost approximately $4.3 million per month, before taxes, and these lower returns will continue for as long as the ban continues. Overall industry exports of chicken parts, excluding paws, were lower by almost 15% in volume and 25.7% in value through the first ten months of calendar 2015 compared to the same period in 2014 for the reasons described above. If, as expected, export demand continues to be negatively affected by these factors, market prices for dark meat produced at our big bird deboning facilities will remain under pressure.
RESULTS OF OPERATIONS — 2015
Net sales for fiscal 2015 was $2,803.5 million as compared to $2,774.8 million for fiscal 2014, an increase of $28.6 million or 1.0%. Net sales of poultry products for fiscal 2015 and fiscal 2014 were $2,616.6 million and $2,620.5 million, respectively, a decrease of $3.9 million or 0.1%. The decrease in net sales of poultry products resulted from an 11.0% decrease in the average sales price of poultry products sold, partially offset by a 12.2% increase in the pounds of poultry products sold. During fiscal 2015, the Company sold 3,417.7 million pounds of poultry products, up from 3,045.5 million pounds during fiscal 2014. The additional pounds of poultry products sold resulted from a 4.0% increase in average bird weights and a 5.4% increase in the number of chickens sold. During fiscal 2015, the new Palestine processing facility, which began initial operations in February 2015, processed 14.4 million head, or 3.0% of the Company's total head processed during the period, and sold 104.0 million pounds of poultry products, or 3.0% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during fiscal 2015 as compared to fiscal 2014. Urner Barry average market prices for boneless breast, tenders and bulk leg quarters decreased during fiscal 2015 compared to fiscal 2014 by 15.4%, 15.8% and 31.5%, respectively, while average market prices for jumbo wings increased by 26.9% for the same comparative periods. The quoted Georgia Dock whole bird price, which reached its historical high during the Company’s third fiscal quarter of 2015, averaged 5.6% higher during fiscal 2015 as compared to the average during fiscal 2014. Net sales of prepared chicken products during fiscal 2015 and 2014 were $186.8 million and $154.3 million, respectively, an increase of 21.1%, resulting from a 19.0% increase in the pounds of prepared chicken products sold and a 1.8% increase in the average sales price of prepared chicken products sold. During fiscal 2015, the Company sold 90.6 million pounds of prepared chicken products, up from 76.1 million pounds sold during fiscal 2014.
Cost of sales for fiscal 2015 was $2,312.4 million as compared to $2,253.9 million during fiscal 2014, an increase of $58.5 million, or 2.6%. Excluding poultry products sold to the Company's prepared chicken division, cost of sales of poultry products sold during fiscal 2015 and fiscal 2014 were $2,140.1 million and $2,106.6 million, respectively, an increase of $33.5 million, or approximately 1.6%. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken division, the increase in the cost of sales of poultry products sold resulted primarily from an increase in the pounds of poultry products sold of 12.7%, partially offset by a decrease in the cost of feed per pound of broilers processed of $0.0540 or 16.2%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Fiscal Year 2015			Fiscal Year 2014			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$24,426		$0.3983	$32,139		$0.4736	$(7,713)	$(0.0753)
Feed in broilers processed	962,764		0.2798	1,020,770		0.3338	(58,006)	(0.0540)
All other cost of sales	1,215,284		0.3531	1,110,351		0.3631	104,933	(0.0100)
Less: Ending Inventory	10,158		0.2171	24,426		0.3983	(14,268)	(0.1812)
Total poultry cost of sales	$2,192,316	(1)	$0.6345	$2,138,834	(1)	$0.6977	$53,482	$(0.0632)
Pounds:
Beginning Inventory	61,333			67,859
Poultry processed	3,441,409			3,057,635
Poultry sold	3,455,365	(1)		3,065,624	(1)
Ending Inventory	46,800			61,333
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken division. This is a change in presentation from prior years' Form 10-K's, as those costs and pounds were not previously included.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During fiscal 2015 and 2014, other costs of sales of poultry products also included approximately $16.8 million and $13.8 million, respectively, of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold decreased $0.01 per pound processed, or 2.8%, during fiscal 2015 as compared to fiscal 2014, due to efficiencies realized from higher volume and lower freight and packaging costs. Other costs of sales per pound processed were adversely affected by the Company's new Palestine, Texas complex. The new complex's other costs of sales per pound processed will be higher compared to similar complexes until it reaches full capacity. Excluding Palestine, other costs of sales would have decreased by $0.0125 per pound processed, or 3.4%. During fiscal 2015, costs of sales of the Company’s prepared chicken products were $172.3 million as compared to $147.3 million during fiscal 2014, an increase of $25.0 million, or 17.0%, primarily attributable to a 19.0% increase in the pounds of prepared chicken products sold. The increase in the pounds of prepared chicken products sold was a mixed result of both increased volume sold to existing customers and new customers added during the year.
The Company recorded the value of live broiler inventories on hand at October 31, 2015 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at October 31, 2015 or October 31, 2014.
Selling, general and administrative ("SG&A") costs during fiscal 2015 were $155.1 million, or $16.1 million higher than the $139.0 million in fiscal 2014. The following table shows the components of SG&A costs for the twelve months ended October 31, 2015 and 2014.

Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2015	Twelve months ended October 31, 2014
Administrative salaries	$29,499	$26,305
ESOP expense	15,000	15,000
Stock compensation expense	15,692	12,102
Bonus award program expense	12,983	11,886
Trainee expense	11,641	9,812
Marketing expense	7,823	7,788
Start-up expense (Palestine, Texas complex)	4,835	5,686
Start-up expense (St. Pauls, North Carolina complex)	439	—
Sanderson Farms Championship expense	5,322	5,080
Amortization of Loan Closing Costs	927	856
Uncollectible accounts	300	29
All other SG&A	50,653	44,481
Total SG&A	$155,114	$139,025
As illustrated in the table above, the $16.1 million increase in SG&A costs during fiscal 2015 as compared to fiscal 2014 resulted from a $7.9 million increase in labor costs, including administrative salaries, stock-based compensation and bonus expense, a $6.1 million increase in the amounts classified as all other SG&A expenses, and a $1.8 million increase in trainee expense. The increase in administrative salaries is attributable to an increase in the number of employees, as well as higher wages paid to existing personnel. The increase in stock-based compensation expense is largely attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Note 9 - Stock Compensation Plans" in the notes to our consolidated financial statements. The increase in all other SG&A expenses resulted from a variety of areas within the Company, and the increase in trainee expense is attributable to an increase in trainee staff.
The Company’s operating income during fiscal 2015 was $336.0 million as compared to an operating income during fiscal 2014 of $381.9 million. The reduced operating income resulted primarily from lower market prices of poultry products, partially offset by lower costs of feed grains during fiscal 2015 as compared to fiscal 2014, as described above.
Interest expense during fiscal 2015 and fiscal 2014 was $2.1 million and $2.6 million, respectively. The decrease in interest expense during fiscal 2015 as compared to fiscal 2014 resulted from lower outstanding debt during fiscal 2015 as compared to fiscal 2014. The decrease was partially offset by a reduction of capitalized interest during fiscal 2015 as compared to 2014. During fiscal 2015, the Company capitalized $480,000 of interest related to the construction of the new complexes in Palestine, Texas and St. Pauls, North Carolina, as well as the new building under construction at the site of the corporate headquarters in Laurel, Mississippi. Comparatively, the Company capitalized $1.1 million of interest related to the construction of the new complex in Palestine, Texas during fiscal 2014.
The Company’s effective tax rate for fiscal 2015 was 35.4% as compared to 34.4% for fiscal 2014. The effective tax rate increased due to additional tax expense related to legislation enacted during the first quarter, an increase in state tax expense related to utilization of state tax credits and a decrease in pretax income during 2015. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As of October 31, 2015, the Company's long-term deferred income tax liability was $52.2 million as compared to $45.7 million at October 31, 2014, an increase of $6.5 million. The increase is primarily attributable to legislation enacted during the first quarter of fiscal 2015 which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2014 calendar year.
The Company’s net income during fiscal 2015 was $216.0 million, or $9.52 per share, as compared to net income during fiscal 2014 of $249.0 million or $10.80 per share.
EXECUTIVE OVERVIEW OF RESULTS — 2014

The Company’s margins improved during fiscal 2014 as compared to fiscal 2013, reflecting significantly lower grain prices and slightly higher average sales prices for poultry products. Demand for fresh chicken in the retail grocery store market was strong, and market prices for product sold to retail grocery store customers remained at or near record-high levels through most of fiscal 2014. While customer traffic through food service establishments remained under pressure due to relatively weak employment numbers and consumer confidence, average market prices for boneless breast meat and tenders sold to food service customers improved during fiscal 2014 compared to fiscal 2013. We believe this improvement was primarily driven by restricted supply of chicken and the relatively high price of the competing proteins.
Beginning in July 2012, the Company experienced historically high prices for both corn and soybean meal due to the impact on the quality and quantity of the 2012 corn and soybean crops of drought conditions in the Midwestern United States. During fiscal 2013, both corn and soybean meal stabilized below the highs they set in August 2012, but remained high relative to historical averages. While the 2013 United States corn and soybean crops were planted late as a result of wet weather, cash market prices for both corn and soybean meal moved lower as we moved into the harvest season during our fourth fiscal quarter of 2013, and although the Company's prices paid for soybean meal were flat in fiscal 2014 compared to fiscal 2013, prices paid for corn were well below fiscal 2013's prices. During fiscal 2014, as compared to fiscal 2013, the average feed cost in broiler flocks processed was 18.0% lower. American farmers produced record crops of both corn and soybeans during 2014, and market prices for both moved lower as we moved into the harvest season during our fourth fiscal quarter of 2014, fueled by optimism regarding the quantity and quality of the 2014 grain crops.
RESULTS OF OPERATIONS — 2014
Net sales for fiscal 2014 was $2,774.8 million as compared to $2,683.0 million for fiscal 2013, an increase of $91.9 million or 3.4%. Net sales of poultry products for fiscal 2014 and fiscal 2013 were $2,620.5 million and $2,586.0 million, respectively, an increase of $34.5 million or 1.3%. The increase in net sales of poultry products resulted from a 0.9% increase in the average sales price of poultry products sold and a 0.5% increase in the pounds of poultry products sold. During fiscal 2014, the Company sold 3,045.5 million pounds of poultry products, up from 3,031.1 million pounds during fiscal 2013. The additional pounds of poultry products sold resulted from slightly higher bird weights, offset by a 0.2% decrease in the number of chickens sold. Overall, market prices for poultry products increased during fiscal 2014 as compared to fiscal 2013. Urner Barry average market prices increased for boneless breast meat and tenders during fiscal 2014 compared to fiscal 2013 by 3.7% and 14.9%, respectively, while average market prices for jumbo wings and bulk leg quarters decreased by 19.9% and 9.6%, respectively, for the same period. The market price for Georgia Dock whole birds averaged 5.7% higher during fiscal 2014 as compared to the average during fiscal 2013. Net sales of prepared chicken products during fiscal 2014 and 2013 were $154.3 million and $97.0 million, respectively, or an increase of 59.1%, resulting from a 55.7% increase in the pounds of prepared chicken products sold and a 2.2% increase in the average sales price of prepared chicken products sold. During fiscal 2014, the Company sold 76.1 million pounds of prepared chicken products, up from 48.9 million pounds sold during fiscal 2013.
Cost of sales for fiscal 2014 was $2,253.9 million as compared to $2,377.1 million during fiscal 2013, a decrease of $123.2 million, or 5.2%. Excluding poultry products sold to the Company's prepared chicken division, cost of sales of poultry products sold during fiscal 2014 and fiscal 2013 were $2,106.6 million and $2,285.4 million, respectively, a decrease of $178.8 million, or approximately 7.8%. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken division, the decrease in the cost of sales of poultry products sold resulted primarily from a decrease in the cost of feed per pound of broilers processed of $0.0732 or 18.0%, partially offset by an increase in the pounds of poultry products sold of 0.9%.

Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	Fiscal Year 2014			Fiscal Year 2013			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$32,139		$0.4736	$32,196		$0.5052	$(57)	$(0.0316)
Feed in broilers processed	1,020,770		0.3338	1,237,680		0.4070	(216,910)	(0.0732)
All other cost of sales	1,110,351		0.3631	1,057,952		0.3479	52,399	0.0152
Less: Ending Inventory	24,426		0.3983	32,139		0.4736	(7,713)	(0.0753)
Total poultry cost of sales	$2,138,834	(1)	$0.6977	$2,295,689	(1)	$0.7556	$(156,855)	$(0.0579)
Pounds:
Beginning Inventory	67,859			63,729
Poultry processed	3,057,635			3,040,647
Poultry sold	3,065,624	(1)		3,038,122	(1)
Ending Inventory	61,333			67,859
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken division. This is a change in presentation from prior years' Form 10-K's, as those costs and pounds were not previously included.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During fiscal 2014 and 2013, other costs of sales of poultry products also included approximately $13.8 million and $12.8 million, respectively, of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold increased $0.0152 per pound processed, or 4.4%, during fiscal 2014 as compared to fiscal 2013. During fiscal 2014, cost of sales of the Company’s prepared chicken products was $147.3 million as compared to $91.6 million during fiscal 2013, an increase of $55.6 million, or 60.7%, primarily attributable to a 55.7% increase in the pounds of prepared chicken products sold. The increase in the pounds of prepared chicken products sold was a result of new customers added during the year and, to a lesser extent, increased volume sold to existing customers.
The Company recorded the value of live broiler inventories on hand at October 31, 2014, at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at October 31, 2014, or October 31, 2013.
SG&A costs during fiscal 2014 and fiscal 2013 were $139.0 million and $100.2 million, respectively, an increase of $38.8 million. The following table shows the components of SG&A costs for the twelve months ended October 31, 2014 and 2013.

Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2014	Twelve months ended October 31, 2013
Administrative salaries	$26,467	$24,950
ESOP expense	15,000	8,400
Stock compensation expense	12,102	7,776
Bonus award program expense	11,886	8,248
Trainee expense	9,812	5,897
Marketing expense	7,788	1,007
Start-up expense	5,686	4
Sanderson Farms Championship expense	5,080	2,333
Amortization of Loan Closing Costs	856	1,018
Nash County, North Carolina expense	—	1,795
Uncollectible accounts	29	415
All other SG&A	44,319	38,404
Total SG&A	$139,025	$100,247
As illustrated in the table above, the $38.8 million increase in SG&A costs during fiscal 2014 as compared to fiscal 2013 resulted from a $16.1 million increase in labor costs including payroll and stock-based and incentive based compensation. Additional areas where SG&A costs increased include marketing expense by $6.8 million, start-up expense by $5.7 million, trainee expense by $3.9 million and Sanderson Farms Championship expense by $2.7 million. The increase in marketing expense resulted from the Company's decision to launch a new series of television advertisements during 2014 to build brand recognition and loyalty. The increase in start-up expense related to the start-up of the Company's new poultry complex in Palestine, Texas. Costs associated with that facility's start-up were included in SG&A costs until the point that facility began processing birds. The increase in trainee expense is attributable to an increase in trainee staff. The Sanderson Farms Championship is a PGA TOUR event for which the Company, at the time, was committed as the title sponsor for years 2013 through 2016. Given the Company's commitment to be the title sponsor over that period, we were committed to increasing the tournament's exposure for the benefit of the charities it supports, as well as the Company. Accordingly, the Company incurred greater expenses during fiscal 2014 when compared to fiscal 2013. During November 2015, the Company announced a ten-year extension to its commitment as title sponsor of the tournament. Partially offsetting the increases listed above is a $1.8 million decrease in expenses related to the previously planned construction of a new facility in Nash County, North Carolina. Regarding that planned construction, the Company previously capitalized $800,000 in various charges. On November 13, 2012, the Company announced that Nash County, North Carolina would no longer be considered as a potential site for the new facility. Accordingly, the Company expensed the related charges in the first quarter of fiscal 2013. Additionally, upon determining that Nash County would no longer be considered as a potential site for the new facility, the Company chose to reimburse Nash County and its related economic development organization approximately $1.0 million in legal fees incurred by those entities during the planning phase of the expansion, and those fees were also expensed in the first quarter of fiscal 2013.
The Company’s operating income during fiscal 2014 was $381.9 million as compared to an operating income during fiscal 2013 of $205.7 million. This improvement resulted primarily from lower costs of feed grains and improved market prices of poultry products during fiscal 2014 as compared to fiscal 2013, as described above.
Interest expense during fiscal 2014 and fiscal 2013 was $2.6 million and $6.1 million, respectively. The decrease in interest expense during fiscal 2014 as compared to fiscal 2013 resulted primarily from lower outstanding debt during fiscal 2014 as compared to fiscal 2013. Additionally, during fiscal 2014, the Company capitalized $1.1 million of interest related to the construction of the new complex in Palestine, Texas, compared to capitalized interest of $75,236 during fiscal 2013.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2015, was $401.5 million, and its current ratio, calculated by dividing current assets by current liabilities, was 3.5 to 1. The Company’s working capital and current ratio at October 31, 2014, were $363.1 million and 3.5 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity available during fiscal 2015 included cash on hand at November 1, 2014, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company entered into a new revolving credit facility dated April 24, 2015, to, among other things, increase the available credit from $600.0 million to $750.0 million, and to extend the term from October 2018 to April 2020. As of October 31, 2015 and December 10, 2015, the Company had no outstanding draws under the facility and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
The Company’s cash position at October 31, 2015 and October 31, 2014, consisted of $196.7 million and $165.6 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at October 31, 2015 and October 31, 2014, was held in bank accounts. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during fiscal 2015 and fiscal 2014 were $297.8 million and $306.5 million, respectively. The decrease in cash flows from operating activities of $8.7 million resulted primarily from reduced market prices for poultry products, partially offset by the lower costs of feed grains experienced by the Company during fiscal 2015, and a $19.7 million increase in cash paid for income taxes during fiscal 2015 as compared to fiscal 2014.
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
Cash flows used in investing activities during fiscal 2015, 2014 and 2013, were $157.4 million, $171.1 million and $54.4 million, respectively. The Company’s capital expenditures during fiscal 2015 of $158.3 million included approximately $50.6 million for construction at the Company’s new Palestine, Texas complex, approximately $13.2 million for construction at the Company's new St. Pauls, North Carolina complex, and approximately $11.7 million for progress payments on a new Company aircraft. The Company’s capital expenditures during fiscal 2014 were $171.6 million and included approximately $104.6 million for construction at the Palestine, Texas complex and approximately $7.4 million for a new Company aircraft. The Company's capital expenditures during fiscal 2013 were $54.5 million and included approximately $5.7 million for the early stages of construction at the Palestine, Texas complex. Excluding expenditures related to construction of new complexes and new aircraft during fiscal 2015, 2014 and 2013, the Company’s capital expenditures for those years were $85.3 million, $59.6 million and $48.8 million, respectively.
Cash flows used in financing activities during fiscal 2015, 2014 and 2013 were $109.3 million, $55.3 million and $140.7 million, respectively. During fiscal 2015, the Company repurchased and cancelled 700,003 shares of its common stock in open-market transactions at an average price of $78.85 per share, and purchased shares valued at $14.9 million pursuant to the Company’s Stock Incentive Plan adopted February 17, 2011, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the applicable withholding obligation for participants. Additionally, the Company made the fourth of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan and paid approximately $31.1 million in dividends to its shareholders, of which approximately $11.2 million resulted from a special cash dividend declared during the fourth quarter of fiscal 2015. During fiscal 2014, the Company made the third of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan, and completed a $10.2 million early purchase option of an aircraft that was previously subject to a capital lease. Additionally, the Company paid approximately $30.5 million in dividends to its shareholders, of which approximately $11.5 million resulted from a special cash dividend declared during the fourth quarter of fiscal 2014. During fiscal 2013, the Company reduced net outstanding borrowings under its revolving credit facility by $110.0 million and made the second of five $10.0 million annual installments on the Farm Credit Services term loan.

As of December 10, 2015, the Company’s fiscal 2016 capital budget, excluding operating leases, is approximately $203.0 million. The 2016 capital budget will be funded by cash on hand at October 31, 2015, internally generated working capital, cash flows from operations and, as needed, draws under the Company’s revolving credit facility. The Company had $732.8 million available under the revolving line of credit at October 31, 2015. The fiscal 2016 capital budget includes approximately $139.7 million for construction of the Company’s new St. Pauls, North Carolina complex and approximately $5.4 million for construction of a new office building at the Company's corporate headquarters in Laurel, Mississippi. Excluding the budget for construction of the new complex and office building, the fiscal 2016 capital budget is approximately$57.9 million. These amounts are estimates and are subject to change as we move through fiscal 2016.
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
In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of its next poultry complex. The completed complex will consist of a hatchery, processing plant, wastewater treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. The Company estimates the total investment in the complex will be approximately $153.0 million. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit from $600.0 million to $750.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2015, was $730.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of October 31 and December 10, 2015, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
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
Contractual Obligations
Obligations under long-term debt; non-cancelable operating leases; purchase obligations relating to feed grains, other feed ingredients and packaging supplies; construction contracts and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2015, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$10,000	$10,000	$—	$—	$—
Interest on long-term debt	306	306	—	—	—
Operating leases	24,201	7,871	12,127	4,203	—
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	92,637	92,637	—	—	—
Construction contracts and other	28,805	21,805	7,000	—	—
Claims payable	15,313	7,813	7,500	—	—
Total	$171,262	$140,432	$26,627	$4,203	$—
Off-balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements material to our financial position or results of operations as of October 31, 2015.
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
Inventories
Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (average method) or market value. When market prices for poultry are low and feed grains are high, the Company may be required to write down the carrying values of processed poultry and live inventories to fair market value, which would increase the Company’s cost of sales.
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

The Company’s live broiler inventories are recorded at cost at October 31, 2015 and 2014, because the estimated market value for all broiler flocks in inventory was higher than the estimated cost to complete those live broiler inventories. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.
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
Performance Share Plans
The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in each outstanding agreement relate to the Company’s average return on equity and average return on sales over a two year performance period. There is an additional one-year service-based vesting period during which the holder must be employed by the Company to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the total three year vesting period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the awards. The accounting for these awards requires the Company to accrue over the three year vesting period the estimated amounts of the shares that will be earned with adjustments made during the service period using the cumulative catch up method. With respect to the fiscal 2013 awards, which vested and were issued effective October 31, 2015, the Company expensed a total of approximately $8.7 million, of which $5.8 million was booked during fiscal 2014 and $2.9 million was booked during fiscal 2015. With respect to the fiscal 2014 awards, the Company has accrued $6.4 million as of October 31, 2015, which is the maximum amount that could be accrued based on the Company’s determination that it is probable that the maximum amount of those outstanding awards that could be earned would be earned at the end of the requisite periods. However, because of the volatility of the factors previously discussed, as of October 31, 2015, the Company was unable to determine that it was probable that awards from outstanding agreements entered into during fiscal 2015 would be earned, and therefore it has not accrued any amount for those awards. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2015 agreements would be earned, an additional $3.1 million would have been accrued as of October 31, 2015.
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
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The update requires an entity to measure inventory at the lower of cost or net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in ASU No. 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-17 to have a material effect on the Company's financial position or results of operations.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2015, the Company purchased approximately 98.0 million bushels of corn and approximately 864,980 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $98.0 million in fiscal 2015. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $8.6 million.
Although changes in the market price paid for feed grains impact cash outlays at the time the Company purchases the grain, such changes do not immediately impact cost of sales. The cost of feed grains is recognized in cost of sales, on a first-in-first-out basis, at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feed mill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 48-65 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.
During fiscal 2015, the Company’s average feed cost per pound of broilers processed totaled $0.2798 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0285, based on the quantity of grain used during fiscal 2015. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during fiscal 2015.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2015:

Feed Ingredient	Quantity Purchased during Fiscal 2015	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	98.0 million bushels	$1.00 per bushel	$98.0 million	$0.0285/lb processed
Soybean meal	864,980 tons	$10.00 per ton	$8.6 million	$0.0025/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was approximately $10.2 million at October 31, 2015. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.
The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
December 17, 2015

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2015	2014
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$196,659	$165,610
Accounts receivable, less allowance of $2,500 in 2015 and $2,200 in 2014	112,924	118,296
Inventories	198,753	190,823
Refundable income taxes	16,414	—
Deferred income taxes	4,709	2,925
Prepaid expenses	33,331	33,052
Total current assets	562,790	510,706
Property, plant and equipment:
Land and buildings	570,202	550,797
Machinery and equipment	748,328	634,297
	1,318,530	1,185,094
Accumulated depreciation	(636,196)	(588,969)
	682,334	596,125
Other assets	6,337	4,421
Total assets	$1,251,461	$1,111,252
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,816	$48,700
Accrued expenses	88,431	67,446
Accrued income taxes	—	21,489
Current maturities of long-term debt	10,000	10,000
Total current liabilities	161,247	147,635
Long-term debt, less current maturities	—	10,000
Claims payable	7,500	10,000
Deferred income taxes and other liabilities	52,853	45,669
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued - Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares- 22,520,875 in 2015 and 23,130,503 in 2014	22,521	23,130
Paid-in capital	111,687	150,122
Retained earnings	895,653	724,696
Total stockholders’ equity	1,029,861	897,948
Total liabilities and stockholders’ equity	$1,251,461	$1,111,252
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2015	2014	2013
	(In thousands, except per share data)
Net sales	$2,803,480	$2,774,845	$2,682,980
Cost and expenses:
Cost of sales	2,312,368	2,253,898	2,377,055
Selling, general and administrative	155,114	139,025	100,247
	2,467,482	2,392,923	2,477,302
Operating income	335,998	381,922	205,678
Other income (expense):
Interest income	106	60	27
Interest expense	(2,136)	(2,577)	(6,136)
Other	123	61	544
	(1,907)	(2,456)	(5,565)
Income before income taxes	334,091	379,466	200,113
Income tax expense	118,090	130,418	69,496
Net income	$216,001	$249,048	$130,617
Earnings per share:
Basic	$9.52	$10.80	$5.68
Diluted	$9.52	$10.80	$5.68
Dividends per share	$1.38	$1.32	$0.71
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance at October 31, 2012	22,968,832	$22,969	$135,283	$391,823	$550,075
Net income for year	—	—	—	130,617	130,617
Cash dividends ($.71 per share)	—	—	—	(16,339)	(16,339)
Issuance of stock under stock compensation plans	47,409	47	(912)	—	(865)
Amortization of unearned compensation	—	—	8,111	—	8,111
Balance at October 31, 2013	23,016,241	$23,016	$142,482	$506,101	$671,599
Net income for year	—	—	—	249,048	249,048
Cash dividends ($1.32 per share)	—	—	—	(30,453)	(30,453)
Issuance of stock under stock compensation plans	114,262	114	(4,756)	—	(4,642)
Amortization of unearned compensation	—	—	12,396	—	12,396
Balance at October 31, 2014	23,130,503	$23,130	$150,122	$724,696	$897,948
Net income for year	—	—	—	216,001	216,001
Cash dividends ($1.38 per share)	—	—	—	(31,092)	(31,092)
Purchase of common stock	(700,003)	(700)	(40,540)	(13,952)	(55,192)
Issuance of stock under stock compensation plans	90,375	91	(9,974)	—	(9,883)
Amortization of unearned compensation	—	—	12,079	—	12,079
Balance at October 31, 2015	22,520,875	$22,521	$111,687	$895,653	$1,029,861
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net income	$216,001	$249,048	$130,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,661	64,309	62,225
Amortization of share-based compensation	16,068	12,396	8,111
Provision for losses on accounts receivable	300	—	415
Deferred income taxes	4,781	(9,867)	(16)
Change in assets and liabilities:
Accounts receivable	5,071	(9,316)	(11,373)
Inventories	(7,930)	15,032	30,057
Income taxes	(37,903)	10,434	4,467
Prepaid expenses and other assets	(1,162)	(3,026)	(2,546)
Accounts payable	11,615	(32,718)	(1,337)
Accrued expenses and claims payable	16,304	10,175	32,244
Total adjustments	81,805	57,419	122,247
Net cash provided by operating activities	297,806	306,467	252,864
Investing activities
Capital expenditures	(158,289)	(171,626)	(54,529)
Net proceeds from sale of property and equipment	848	514	169
Net cash used in investing activities	(157,441)	(171,112)	(54,360)
Financing activities
Borrowings from revolving line of credit	—	—	15,000
Payments on revolving line of credit	—	—	(125,000)
Principal payments on long-term debt	(10,000)	(10,000)	(10,000)
Principal payments on capital lease obligations	—	(10,213)	(756)
Payments for debt issuance costs	(1,960)	—	(2,783)
Dividends paid	(31,092)	(30,453)	(16,339)
Repurchase of common stock	(55,193)	—	—
Tax benefit from stock incentive plans	2,630	1,016	145
Proceeds from issuance of restricted stock under stock compensation plans	1,209	901	827
Payments from issuance of common stock under stock compensation plans	(14,910)	(6,559)	(1,837)
Net cash used in financing activities	(109,316)	(55,308)	(140,743)
Net change in cash and cash equivalents	31,049	80,047	57,761
Cash and cash equivalents at beginning of year	165,610	85,563	27,802
Cash and cash equivalents at end of year	$196,659	$165,610	$85,563
Supplemental disclosure of cash flow information:
Income taxes paid, net	$149,770	$130,023	$54,969
Interest paid	$2,615	$3,548	$6,489
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
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for each of the years ended October 31, 2015, 2014 and 2013. Sales to that customer accounted for 16.2%, 15.9%, and 14.2% of the Company’s consolidated net sales in fiscal 2015, 2014, and 2013, respectively. Shipping and handling costs are included as a component of cost of sales.
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

RECONCILIATION OF GROSS SALES TO NET SALES DOLLARS (in millions)

Product Category	Description	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Fresh Ice Packed Chicken	Gross Sales	$399.1	$336.7	$367.4
	Commissions	(4.1)	(3.7)	(4.1)
	Sales and Customer Allowances	(12.8)	(11.2)	(11.2)
	Other (1)	(13.5)	(8.5)	(9.8)
	Net Sales	368.7	313.3	342.3
Chill Pack Chicken	Gross Sales	1,057.6	1,025.3	955.0
	Commissions	(4.6)	(5.5)	(6.5)
	Sales and Customer Allowances	(6.5)	(8.7)	(9.5)
	Other (1)	(5.3)	(5.4)	(6.3)
	Net Sales	1,041.2	1,005.7	932.7
Frozen Chicken	Gross Sales	178.3	257.9	282.0
	Commissions	(0.1)	(0.3)	(0.2)
	Sales and Customer Allowances	—	—	—
	Other (1)	(0.6)	(1.9)	(0.8)
	Net Sales	177.6	255.7	281.0
Fresh Vacuum Sealed Chicken	Gross Sales	1,010.6	1,026.8	1,009.6
	Commissions	(1.7)	(1.8)	(1.8)
	Sales and Customer Allowances	(9.0)	(9.1)	(8.3)
	Other (1)	(7.7)	(6.7)	(7.5)
	Net Sales	992.2	1,009.2	992.0
Partially Cooked Chicken	Gross Sales	187.7	155.7	98.3
	Commissions	(0.5)	(0.7)	(0.8)
	Sales and Customer Allowances	(0.1)	(0.5)	(0.4)
	Other (1)	(0.3)	(0.2)	(0.2)
	Net Sales	186.8	154.3	96.9
Mechanically Deboned Chicken	Gross Sales	37.0	36.6	38.1
	Commissions	—	—	—
	Sales and Customer Allowances	—	—	—
	Other (1)	—	—	—
	Net Sales	37.0	36.6	38.1
Totals	Gross Sales	2,870.3	2,839.0	2,750.4
	Commissions	(11.0)	(12.0)	(13.4)
	Sales and Customer Allowances	(28.4)	(29.5)	(29.4)
	Other (1)	(27.4)	(22.7)	(24.6)
	Net Sales	$2,803.5	$2,774.8	$2,683.0

(1)	Other deductions include short weights, miscellaneous deduction, credit memos, rebates and other items.
Sales of offal are considered by-products; accordingly, these amounts reduce cost of sales and totaled $31.2 million, $43.1 million and $47.6 million in fiscal 2015, 2014 and 2013, respectively.
The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets for fiscal 2015 were primarily Mexico, Central Asia, China and the Middle East. For fiscal 2014 and 2013, these foreign markets were primarily Mexico, Russia, China, Eastern Europe and the Carribean. These export sales for fiscal years 2015, 2014 and 2013 totaled approximately $207.8 million, $282.3 million and $292.6 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
Inventories: Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (average method) or market value.
Live poultry inventories of broilers are stated at the lower of cost or market value and breeders at cost less accumulated amortization. The costs associated with breeders, including breeder chicks, feed, medicine and grower pay, are accumulated up to the production stage and amortized over nine months using the straight-line method.
When the projected cost to complete, process and sell broilers in live inventory exceeds the expected market value for the finished product, the Company reduces the value of live inventories from cost to market.
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line method over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2015, 2014 and 2013, the Company capitalized interest of $0.5 million, $1.1 million and $75,000, respectively, related to new facilities under construction at the time in Laurel, Mississippi, St. Pauls, North Carolina, and Palestine, Texas.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $13.1 million, $12.9 million and $3.3 million for fiscal 2015, 2014 and 2013, respectively.

Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.
Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.
The Company is periodically audited by taxing authorities and considers any adjustments, interest, and penalties incurred as a result of the audits in computing and reporting income tax expense. Any audit adjustments could have a material impact on the Company’s effective tax rate. Tax periods for fiscal years 2012 through 2015 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.
Share-Based Compensation: The Company accounts for all share-based payments to employees, including grants of restricted stock and performance-based shares, in the income statement based on their fair values. For performance-based shares, the Company recognizes expense when management determines the performance criteria are probable of being met.
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
Fair values for debt are based on quoted market prices or published forward interest rate curves and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows:

	October 31, 2015		October 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (In millions)	$10.2	$10.0	$21.1	$20.0
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
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The update requires an entity to measure inventory at the lower of cost or net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in ASU No. 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-17 to have a material effect on the Company's financial position or results of operations.
2. Inventories
Inventories consisted of the following:

	October 31,
	2015	2014
	(In thousands)
Live poultry-broilers and breeders	$131,984	$122,181
Feed, eggs and other	37,109	26,221
Processed poultry	10,158	24,426
Prepared chicken	11,927	10,392
Packaging materials	7,575	7,603
	$198,753	$190,823
3. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31,
	2015	2014
	(In thousands)
Parts and supplies	$21,332	$18,307
Prepaid insurance	7,385	9,397
Other prepaid expenses	4,614	5,348
	$33,331	$33,052
4. Accrued expenses
Accrued expenses consisted of the following:

	October 31,
	2015	2014
	(In thousands)
Accrued bonuses	$30,360	$26,264
Workers’ compensation claims	7,813	6,047
Accrued wages	6,169	5,686
Accrued rebates	6,347	5,744
Accrued vacation	5,999	5,380
Accrued property taxes	6,965	5,491
Accrued commissions	1,254	1,365
Product recall	4,153	—
Accrued payroll taxes	9,991	6,561
Board of Directors' unvested restricted stock	2,159	—
Post-retirement benefit	1,195	1,195
Deferred revenue	1,600	300
Other accrued expenses	4,426	3,413
	$88,431	$67,446
5. Long-Term debt obligations
Long-term debt obligations consisted of the following:

	October 31,
	2015	2014
	(In thousands)
Term loan, accruing interest at 6.12%, maturing in 2016	10,000	20,000
	10,000	20,000
Less current maturities of long-term debt	10,000	10,000
	$—	$10,000
The Company entered into a new revolving credit facility on April 24, 2015 to, among other things, increase the available credit from $600.0 million to $750.0 million. The new facility increases the annual capital expenditure limitation from $75.0 million to $100.0 million for fiscal years 2015 through 2020, plus, for fiscal years 2016 through 2020, permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2015 is $100.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2015, was $730.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of October 31 and December 10, 2015, the Company had zero outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility.
The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 0.25% to 1.50%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	0.25%	0.20%
2	≥ 25% and < 35%	0.50%	0.25%
3	≥ 35% and < 45%	1.00%	0.30%
4	≥ 45%	1.50%	0.35%
The term loan consists of a private placement of $10.0 million in unsecured debt. The term loan matures in 2016 with annual principal installments of $10.0 million which began in 2012. The term loan has net worth, current ratio and debt to capitalization covenants comparable to that of the Company’s revolving credit facility. The Company was in compliance with all covenants at October 31, 2015.
The aggregate annual maturities of long-term debt obligations at October 31, 2015, are as follows (in thousands):

Fiscal Year	Amount
2016	10,000
$10,000
6. Income Taxes
Income tax expense consisted of the following:

	Years Ended October 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$101,605	$127,519	$63,923
State	11,704	12,766	5,589
	113,309	140,285	69,512
Deferred:
Federal	4,169	(8,769)	(1,389)
State	1,043	577	(5,450)
Change in valuation allowance	(431)	(1,675)	6,823
	4,781	(9,867)	(16)
	$118,090	$130,418	$69,496
Significant components of the Company’s deferred tax assets and liabilities were as follows:

	October 31,
	2015	2014
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$67,923	$61,287
Prepaid and other assets	2,248	1,894
Total deferred tax liabilities	70,171	63,181
Deferred tax assets:
Accrued expenses and accounts receivable	10,091	9,903
Inventory	219	195
Compensation on restricted stock	11,820	9,535
State income tax credits	15,833	16,547
Other	166	171
Valuation allowance	(15,483)	(15,914)
Total deferred tax assets	22,646	20,437
Net deferred tax liabilities	$47,525	$42,744
Current deferred tax assets	$(4,709)	$(2,925)
Current deferred tax liabilities	—	—
Long-term deferred tax liabilities	52,234	45,669
Net deferred tax liabilities	$47,525	$42,744
Included in the deferred tax assets at October 31, 2015, are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $12,640,000, as well as Georgia Job Tax Credits totaling $3,193,000. The North Carolina Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area, the North Carolina Creating Jobs Credit provides a tax credit for increased employment in North Carolina, and the Georgia Job Tax Credit provides a tax credit for creation and retention of qualifying jobs in Georgia. It is management’s opinion that the majority of the North Carolina and Georgia income tax credits will not be utilized before they expire, and a $15,483,000 valuation allowance has been recorded. These credits expire between fiscal years 2017 and 2023.
For fiscal year 2013, the Company carried a full valuation allowance against its carry-forwards related to the North Carolina Investing in Business Property Credit, North Carolina Jobs Credits, and Georgia Job Tax Credits. The Company considered all available evidence in determining whether it was more likely than not that those credits were recoverable. After considering all available evidence at October 31, 2014, the Company determined that it was more likely than not that a portion of those credits would be recovered. Accordingly, $314,000 related to the North Carolina credits and $319,000 related to the Georgia credits were released from the valuation allowance and benefited fiscal 2014 deferred income tax expense. Similarly, after considering all available evidence at October 31, 2015, the Company determined that it was more likely than not that an additional portion of those credits would be recovered. Accordingly, $165,000 related to the North Carolina credits and $185,000 related to the Georgia credits were released from the valuation allowance and benefited fiscal 2015 deferred income tax expense.

The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2015	2014	2013
	(In thousands)
Income taxes at statutory rate	$116,932	$132,813	$70,040
State income taxes	8,757	9,450	4,978
State income tax credits	(342)	(191)	(7,276)
Federal income tax credits	(90)	(97)	(715)
Federal manufacturers deduction	(10,714)	(12,636)	(6,469)
Nondeductible expenses	3,234	2,909	2,353
Other, net	744	(155)	(238)
Change in valuation allowance	(431)	(1,675)	6,823
Income tax expense	$118,090	$130,418	$69,496
In September 2013, the Internal Revenue Service (“IRS”) released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986, as amended (the “Code”), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replaced temporary regulations that were issued in December 2011. The IRS also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations were effective beginning with the Company’s fiscal year 2015. There was no material effect on the Company's results of operations, financial position, or cash flows with the adoption of these regulations.
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
The following table presents earnings per share (in thousands).

	For the years ended
	October 31, 2015	October 31, 2014	October 31, 2013
Net income	$216,001	$249,048	$130,617
Distributed and undistributed (earnings) to unvested restricted stock	(4,172)	(6,781)	(3,704)
Distributed and undistributed earnings to common shareholders — Basic	211,829	242,267	126,913
Weighted average shares outstanding — Basic	22,243	22,441	22,363
Weighted average shares outstanding — Diluted	22,243	22,441	22,363
Earnings per common share — Basic	$9.52	$10.80	$5.68
Earnings per common share — Diluted	$9.52	$10.80	$5.68
8. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made in cash at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $15,000,000, $15,000,000, and $8,400,000 in fiscal 2015, 2014, and 2013, respectively. Contributions to the ESOP vary in amount, as the contributions are based on profitability.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by IRS regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $6,670,000 in fiscal 2015; $6,058,000 in fiscal 2014; and $5,717,000 in fiscal 2013.
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
Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2015, 2014 and 2013, vests three to four years from the date of grant. The vesting schedule is accelerated upon death, disability, the participant’s termination of employment after reaching retirement eligibility, or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $6,452,000; $4,831,000; and $4,487,000 during fiscal 2015, 2014 and 2013, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2012	588,200	$43.98
Granted during fiscal 2013	78,700	$48.50
Vested during 2013	(87,431)	$42.26
Forfeited during 2013	(10,844)	$45.30
Outstanding at October 31, 2013	568,625	$44.85
Granted during fiscal 2014	98,925	$67.26
Vested during 2014	(84,601)	$40.22
Forfeited during 2014	(16,899)	$47.20
Outstanding at October 31, 2014	566,050	$49.39
Granted during fiscal 2015	77,600	$82.75
Vested during 2015	(327,988)	$44.98
Forfeited during 2015	(1,362)	$62.15
Outstanding at October 31, 2015	314,300	$62.16
The Company had $7.5 million in unrecognized share-based compensation costs related to the 314,300 unvested shares as of October 31, 2015, that will be recognized over a weighted average period of 1.6 years.
Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee terminates employment after attaining eligibility for retirement, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2015, 2014 and 2013, the participants purchased a total of 15,395; 12,823; and 14,431 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of

$78.53, $80.80, and $57.30, per share, respectively, and the Company issued 3,734; 3,101; and 3,514 matching shares, valued at an average price of $78.53, $80.80, and $57.30 per share, respectively. During fiscal 2015, 2014 and 2013, the participants vested in a total of 21,540; 24,445; and 21,263 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of 76.11, 79.20, and 56.87, per share, respectively. During fiscal 2015, 2014 and 2013, the participants forfeited a total of 112; 1,523; and 2,421 shares of restricted stock pursuant to the Purchase Plan, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $297,000, $199,000 and $199,000 in fiscal 2015, 2014 and 2013, respectively.
During fiscal 2015, 2014 and 2013, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, they are subject to an additional one year period during which the participant must remain employed by the Company before they are paid out. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during fiscal 2013 totaled 98,950, during fiscal 2014 totaled 75,925, and during fiscal 2015 totaled 54,600. During fiscal 2013, the Company recorded compensation cost of $3,425,000 related to the performance share agreements entered into during fiscal 2012, but the Company recorded no compensation cost related to the performance share agreements entered into during fiscal 2013 during the period. During fiscal 2014, the Company recorded performance share related compensation cost of $7,366,000, of which $1,543,000 was related to the agreements entered into during fiscal 2012, and $5,823,000 was related to the agreements entered into during fiscal 2013. During fiscal 2014, the Company recorded no compensation cost related to the performance share agreements entered into during fiscal 2014, as it could not determine that achievement of the applicable performance based criteria was probable at that time. During fiscal 2015, the Company recorded performance share related compensation cost of $9,319,000, of which $2,891,000 was related to the agreements entered into during fiscal 2013, and $6,428,000 was related to the agreements entered into during fiscal 2014. The Company recorded no compensation cost related to the performance share agreements entered into during fiscal 2015, as it could not determine that achievement of the applicable performance based criteria is probable. In estimating the compensation expense to record in a period, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. On October 31, 2015 186,951 shares related to the November 1, 2012 performance share agreements were issued. As of October 31, 2015, the aggregate number of shares estimated to be awarded related to the November 1, 2013 performance share agreements totaled 146,169 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining twelve months of the service period ending October 31, 2016. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2015 agreements would be earned, an additional $3.1 million would have been accrued as of October 31, 2015.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	Number of shares issued (actual or estimated)		For the years ended
Date of Performance Share Agreement			October 31, 2015	October 31, 2014	October 31, 2013
November 1, 2011	102,534	(a)	$—	$1,543	$3,425
November 1, 2012	186,951	(a)	2,891	5,823	—
November 1, 2013	146,169	(e)	6,428	—	—
November 1, 2014	—		—	—	—
Total compensation cost			$9,319	$7,366	$3,425
10. Commitments and Contingencies

The Company has approximately 12,264 employees, approximately 14.2% of which are covered by collective bargaining agreements. Each collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the respective facility.
The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2020. Rental expense under these leases totaled $11.6 million, $9.0 million, and $7.0 million during fiscal 2015, 2014 and 2013, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2015 were as follows (in millions):

Fiscal Year	Amount
2016	$7.9
2017	6.4
2018	5.7
2019	3.3
2020	0.9
$24.2
At October 31, 2015, the Company’s estimated contractual obligations for feed grains, feed ingredients, and packaging supplies totaled $92.6 million, with the entire amount due in less than one year.
In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of its next poultry complex. The completed complex will consist of a hatchery, processing plant, wastewater treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. The Company estimates the total investment in the complex will be approximately $153.0 million. As of October 31, 2015, the Company has spent approximately $13.3 million on the project, including approximately $78,000 of capitalized interest. As of October 31, 2015, the Company had entered into construction contracts related to the new facility with a total of approximately $22.8 million remaining to be spent. Subsequent to the balance sheet date, the Company entered into additional construction and equipment contracts related to the new facility totaling approximately $86.8 million. Of the amount remaining on the contracts, we estimate approximately $77.0 million will be spent during fiscal 2016 and the remaining $32.6 million will be spent during fiscal 2017. The amounts and timing of the remaining expenditures are estimates and are subject to change as the project moves toward completion.
During the first quarter of fiscal 2015, the Company began construction on a new office building at the site of its corporate headquarters in Laurel, Mississippi. The Company estimates the total investment in the project will be approximately $10.0 million. As of October 31, 2015, the Company has spent approximately $4.5 million on the project, including approximately $67,000 of capitalized interest. The Company is currently under construction contracts related to the new office building with a total of approximately $4.5 million remaining to be spent, all of which we expect will be spent during fiscal 2016. The amounts and timing of the remaining expenditures are estimates and are subject to change as the project moves toward completion.
The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of any currently pending claim should not have a material effect on the Company’s consolidated results of operations or financial position.
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
11. Quarterly Financial Data (unaudited)

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$667,363	$716,592	$739,933	$679,592
Gross profit	141,162	139,025	127,172	83,753
Net income	66,503	71,246	50,881	27,371
Diluted earnings per share	$2.87	$3.13	$2.27	$1.22

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$584,883	$660,717	$768,395	$760,850
Gross profit	68,798	108,406	161,392	182,351
Net income	28,871	50,988	76,080	93,109
Diluted earnings per share	$1.25	$2.21	$3.30	$4.04
Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe(1)	Balance at End of Period
	(In Thousands)
Year Ended October 31, 2015
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,200	$300		$—	$2,500
Year Ended October 31, 2014
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,200	$29		$29	$2,200
Year Ended October 31, 2013
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$1,785	$470		$55	$2,200
_________________

(1)	Uncollectible accounts written off, net of recoveries

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
As of October 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment we have concluded that, as of October 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2015.

Item 9B.	Other Information
Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sanderson Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sanderson Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2015, of Sanderson Farms, Inc. and subsidiaries, and our report dated December 17, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 17, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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
The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, whose members are John H. Baker, III (Vice Chairman), Fred Banks, Jr., Robert C. Khayat, Phil K. Livingston, Dianne Mooney, Gail J. Pittman and Charles W. Ritter, Jr. (Chairman). All members of the audit committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that Phil K. Livingston is an audit committee financial expert.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
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
The following table provides information as of October 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005, and amended and approved by shareholders on February 17, 2011. No further options or other awards may be granted under the Stock Option Plan. There are 3,500,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	253,969	416,296
Equity compensation plans not approved by security holders	—	—
Total	253,969	416,296
_________________

(1)
This column reflects 146,169 performance shares outstanding at October 31, 2015, that have been earned and that are subject to an additional one year, service-based vesting period ending on October 31, 2016, before they can be issued, and 107,800 unearned performance shares at October 31, 2015, at the maximum level. However, management could not determine that achievement of the applicable performance based criteria is probable for those unearned performance shares. This column does not include the 186,951 fiscal 2013 performance shares that were issued on October 31, 2015.

(2)
This column reflects the 1,057,771 shares of restricted stock granted to participants under the Stock Incentive Plan, the 264,852 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, and the 575,657 earned performance shares that have been issued or are expected to be issued under the Stock Incentive Plan, and the 107,800 unearned outstanding performance shares that could be earned as described in footnote (1) above, in each case since the inception of the plan and net of forfeitures, but including shares withheld at the election of the participants to satisfy tax obligations.

Item 13.	Certain Relationships and Related Transactions and Director Independence
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2015 and 2014
Consolidated Statements of Operations — Years ended October 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows — Years ended October 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements — October 31, 2015

(a)	2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.

(a)	3. EXHIBITS:
The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	By-Laws of the Registrant, amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

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

10.7+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2013. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

Exhibit Number	Description
10.8+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2014. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 26, 2015.)

10.9+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

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

10.19+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2015). (Incorporated by reference to Exhibit 10.20 to the Registrants' Annual Report on Form 10-K for the year ended October 31, 2014.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2016).

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

10.24+
Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

Exhibit Number	Description
10.25+
Employment Agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

10.26+
Employment Agreement dated as of November 1, 2015 between the Registrant and D. Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

10.27
Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.28
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

10.31
Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.32
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

10.36
Credit Agreement dated April 24, 2015 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on April 29, 2015.)

10.37
Guaranty Agreement dated April 24, 2015 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed April 29, 2015.)

10.38
Note Purchase Agreement dated as of April 28, 2006, between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

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

10.44
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
Chairman of the Board and Chief Executive Officer
Date: December 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/17/2015
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ John H. Baker, III	12/17/2015
John H. Baker, III,
Director

/s/ Fred Banks, Jr.	12/17/2015
Fred Banks, Jr.
Director

/s/ John Bierbusse	12/17/2015
John Bierbusse,
Director

/s/ Lampkin Butts	12/17/2015
Lampkin Butts, Director,
President and Chief Operating Officer

/s/ D. Michael Cockrell	12/17/2015
D. Michael Cockrell,
Director, Treasurer and Chief Financial Officer

/s/ Ms. Toni Cooley	12/17/2015
Toni Cooley
Director

/s/ Tim Rigney	12/17/2015
Tim Rigney,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Beverly Wade Hogan	12/17/2015
Beverly Wade Hogan,
Director

/s/ Robert C. Khayat	12/17/2015
Robert C. Khayat
Director

/s/ Phil K. Livingston	12/17/2015
Phil K. Livingston,
Director

/s/ Dianne Mooney	12/17/2015
Dianne Mooney
Director

/s/ Gail Jones Pittman	12/17/2015
Gail Jones Pittman,
Director

/s/ Charles W. Ritter, Jr.	12/17/2015
Charles W. Ritter, Jr.,
Director

EXHIBITS:
The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	By-Laws of the Registrant, amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

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

10.7+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2013. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10.8+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2014. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 26, 2015.)

10.9+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

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

10.19+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2015). (Incorporated by reference to Exhibit 10.20 to the Registrants' Annual Report on Form 10-K for the year ended October 31, 2014.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2016).

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

10.24+
Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

10.25+
Employment Agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

10.26+
Employment Agreement dated as of November 1, 2015 between the Registrant and D. Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

10.27
Memorandum of Agreement dated June 13, 1989, between Pike County, Mississippi and the Registrant. (Incorporated by reference to Exhibit 10-L filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1990.)

10.28
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

10.31
Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.32
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

10.36
Credit Agreement dated April 24, 2015 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on April 29, 2015.)

10.37
Guaranty Agreement dated April 24, 2015 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed April 29, 2015.)

10.38
Note Purchase Agreement dated as of April 28, 2006, between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.39	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

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

10.44
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