Form 10-Q
period 2016-01-31
SANDERSON FARMS INC
filed 2016-02-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,575,071 shares outstanding as of February 19, 2016.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	January 31, 2016	October 31, 2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$155,105	$196,659
Accounts receivable, net	119,895	112,924
Inventories	209,772	198,753
Refundable income taxes	42,260	16,414
Deferred income taxes	3,735	4,709
Prepaid expenses and other current assets	35,421	33,331
Total current assets	566,188	562,790
Property, plant and equipment	1,341,944	1,318,530
Less accumulated depreciation	(653,938)	(636,196)
	688,006	682,334
Other assets	6,224	6,337
Total assets	$1,260,418	$1,251,461
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$76,069	$62,816
Accrued expenses	45,311	88,431
Current maturities of long-term debt	10,000	10,000
Total current liabilities	131,380	161,247
Claims payable	8,100	7,500
Deferred income taxes and other liabilities	81,768	52,853
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,571,570 and 22,520,875 at January 31, 2016 and October 31, 2015, respectively	22,572	22,521
Paid-in capital	115,230	111,687
Retained earnings	901,368	895,653
Total stockholders’ equity	1,039,170	1,029,861
Total liabilities and stockholders’ equity	$1,260,418	$1,251,461
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2016	2015
Net sales	$605,166	$667,363
Cost and expenses:
Cost of sales	555,061	526,201
Selling, general and administrative	30,294	38,105
	585,355	564,306
Operating Income	19,811	103,057
Other income (expense):
Interest income	—	26
Interest expense	(431)	(427)
Other	3	34
	(428)	(367)
Income before income taxes	19,383	102,690
Income tax expense	8,702	36,187
Net income	$10,681	$66,503
Earnings per share:
Basic	$0.47	$2.87
Diluted	$0.47	$2.87
Dividends per share	$0.22	$0.22
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2016	2015
Operating activities
Net income	$10,681	$66,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,871	16,256
Non-cash stock compensation	2,722	5,910
Deferred income taxes	29,735	8,976
Change in assets and liabilities:
Accounts receivable, net	(6,971)	1,282
Income taxes	(25,846)	1,980
Inventories	(11,019)	(22,349)
Prepaid expenses and other assets	(2,226)	(4,117)
Accounts payable	6,292	20,708
Accrued expenses and other liabilities	(43,551)	(31,356)
Total adjustments	(30,993)	(2,710)
Net cash provided by (used in) operating activities	(20,312)	63,793
Investing activities
Capital expenditures	(22,953)	(56,489)
Net proceeds from sale of property and equipment	3	17
Net cash used in investing activities	(22,950)	(56,472)
Financing activities
Proceeds from issuance of restricted stock under stock compensation plans	484	445
Payments from issuance of common stock under stock compensation plans	(2,686)	(2,902)
Tax benefit on vesting of restricted stock grants	3,910	2,630
Net cash provided by financing activities	1,708	173
Net change in cash and cash equivalents	(41,554)	7,494
Cash and cash equivalents at beginning of period	196,659	165,610
Cash and cash equivalents at end of period	$155,105	$173,104
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(4,966)	$(5,095)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2016
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016.
The condensed consolidated balance sheet at October 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2015.
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
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU No. 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, our fiscal year 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not believe adoption will have a material effect on our consolidated financial statements.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31, 2016	October 31, 2015
	(In thousands)
Live poultry-broilers and breeders	$140,548	$131,984
Feed, eggs and other	40,036	37,109
Processed poultry	7,662	10,158
Prepared chicken	13,790	11,927
Packaging materials	7,736	7,575
	$209,772	$198,753
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 9 of the Company’s October 31, 2015 audited financial statements in the Company's 2015 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans. Total stock based compensation expense during the three months ended January 31, 2016 was $2,722,000 as compared to total stock based compensation expense of $5,910,000 for the three months ended January 31, 2015.
During the three months ended January 31, 2016, participants in the Company’s Management Share Purchase Plan (MSPP) elected to receive a total of 6,353 shares of restricted stock at an average price of $76.21 per share instead of a specified percentage of their cash compensation, and the Company issued 1,555 matching restricted shares. During the three months ended January 31, 2016, the Company recorded compensation cost for the MSPP shares, included in the total stock based compensation expense above, of $89,000 as compared to $108,000 during the three months ended January 31, 2015.
On November 1, 2015, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 83,875 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. As of January 31, 2016, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed below, and therefore recorded no compensation expense related to those shares. The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2014 and November 1, 2013. Each cycle of performance shares is subject to a two-year performance period and an additional one-year service-based vesting period. As of January 31, 2016, the Company could not determine that achievement of the applicable performance based criteria is probable for the agreements entered into on November 1, 2014 due to the uncertainties discussed below, and therefore recorded no compensation expense related to those shares. The Compensation Committee of the Company's Board of Directors has determined that the performance shares granted on November 1, 2013 have been earned at the maximum level, subject to the satisfaction of the additional one-year service period ending October 31, 2016. Accordingly, the three months ended January 31, 2016 include compensation expense of $767,000, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2013, as compared to $3,268,000 during the three months ended January 31, 2015. Because management's initial determination of probability was made during the first quarter of fiscal 2015, and because adjustments to the accrual are made using the cumulative catch up method of accounting, the compensation expense related to the agreements entered into on November 1, 2013 recorded during the first quarter of fiscal 2015 was greater than that recorded during the first quarter of fiscal 2016. As of January 31, 2016, the aggregate number of shares estimated to be awarded related to the November 1, 2013 performance share agreements totaled 146,169 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining nine months of the service period ending October 31, 2016. In estimating the compensation expense to record in a period for any outstanding performance share grants, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three-year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2015 and 2016 agreements would be earned, an additional $4.8 million would have been accrued as of January 31, 2016. Had the Company determined that it was probable that the maximum amount of the outstanding awards from only the fiscal 2015 agreements would be earned, an additional $3.8 million would have been accrued as of January 31, 2016.

The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	January 31, 2016	January 31, 2015
November 1, 2012	186,951 (a)	$—	$728
November 1, 2013	146,169 (e)	767	3,268
November 1, 2014	0 (e)	—	—
November 1, 2015	0 (e)	—	—
Total compensation cost		$767	$3,996
On November 1, 2015, the Company granted 83,875 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $69.51 per share and will vest on November 1, 2019. On February 11, 2016, the Company granted an aggregate of 18,060 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $81.17 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2016, related to all unvested restricted stock grants totaled 311,400. During the three months ended January 31, 2016, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,866,000, related to restricted stock grants, as compared to $1,806,000 during the three months ended January 31, 2015. The Company had $10.2 million in unrecognized share-based compensation costs as of January 31, 2016, that will be recognized over a weighted average remaining vesting period of approximately one year and three months.
NOTE 4—EARNINGS PER SHARE
Certain share-based payment awards described in Note 3 - Stock Compensation Plans above entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share, to the extent they are dilutive. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were vested shares.
The following table presents earnings per share.

	Three months ended
	January 31, 2016	January 31, 2015
	(in thousands except per share amounts)
Net Income	$10,681	$66,503
Distributed and undistributed (earnings) to unvested restricted stock	(172)	(1,718)
Distributed and undistributed earnings to common shareholders—Basic	$10,509	$64,785
Weighted average shares outstanding—Basic	22,206	22,557
Weighted average shares outstanding—Diluted	22,206	22,557
Earnings per common share—Basic	$0.47	$2.87
Earnings per common share—Diluted	$0.47	$2.87
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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows:

	January 31, 2016		October 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$10.3	$10.0	$10.2	$10.0
NOTE 6—COMMITMENTS AND CONTINGENCIES
On March 12, 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction commenced in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. The Company estimates the total investment in the complex will be approximately $153.0 million. As of January 31, 2016, the Company has spent approximately $18.6 million on the project, including approximately $161,000 of capitalized interest.
During fiscal 2015, the Company began construction on a new office building at the site of its corporate headquarters in Laurel, Mississippi. The Company estimates the total investment in the project will be approximately $10.0 million. As of January 31, 2016, the Company has spent approximately $7.0 million on the project, including approximately $136,000 of capitalized interest.
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
NOTE 7—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 24, 2015 with an available credit of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2016, was $734.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of January 31, and February 19, 2016, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2016, and the related condensed consolidated statements of operations for the three-month periods ended January 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the three-month periods ended January 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and we expressed an unqualified opinion on those consolidated financial statements in our report dated December 17, 2015. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and its subsidiaries as of October 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 25, 2016

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2015.
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
Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “outlook,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management’s beliefs about future earnings, production levels, capital expenditures, grain prices, supply and demand factors and other industry conditions.
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
On February 14, 2013, the Company announced the selection of sites in and near Palestine, Texas, for the construction of a new poultry complex. Construction of the complex began in October 2013, and initial operations commenced at the processing plant on February 9, 2015. The new complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility which, at full capacity, will process 1.25 million chickens per week for the big bird deboning market. Before the complex can reach full capacity, the Company will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, and train our workforce. During the first quarter of fiscal 2016, the new Palestine processing plant processed approximately 62.6 million pounds of dressed poultry meat. The Company expects the Palestine facility to reach full capacity during the fourth quarter of fiscal 2016, and to process approximately 66.9 million pounds of dressed poultry during the second quarter of fiscal 2016, 92.4 million pounds during the third quarter of fiscal 2016, and approximately 124.6 million pounds during the fourth quarter of fiscal 2016. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week for the big bird deboning market. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
The Company is a party to a revolving credit facility dated April 24, 2015 with an available credit of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2016, was $734.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of January 31, and February 19, 2016, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
EXECUTIVE OVERVIEW OF RESULTS
The Company’s margins weakened significantly during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 reflecting significantly lower average sales prices for most products produced at our big bird deboning facilities, partially offset by lower grain prices and continued strong demand and market prices for fresh chicken sold to retail grocery store customers. Wholesale market prices for product sold to retail grocery store customers, while declining gradually, remained at near record levels throughout our first quarter. In contrast, food service demand was not sufficient to keep pace with increased industry production and increases in domestic supplies caused by weak export demand. Export demand continues to suffer from several negative factors including political conditions, avian influenza related bans on United States poultry products, weak global economic conditions and the strength of the U.S. dollar. Although most avian influenza related bans on United States poultry products were removed during our first fiscal quarter, we expect the other factors to weigh on the export market for the foreseeable future. The result of these factors is weak dark meat pricing, with Urner Barry average bulk leg quarter prices 48.4% lower during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. In addition, poultry products that might otherwise be sold in the export market are instead being sold in the domestic food service market resulting in an oversupply of product in that market, and lower prices.
Market prices for soybean meal were significantly lower, and market prices for corn were slightly lower during the first quarter of fiscal 2016 compared to the same period a year ago. During the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, the average feed cost in broiler flocks processed was 10.0% lower. The Company has priced a portion of its grain needs through the fourth quarter of fiscal 2016. Had it priced its remaining fiscal year 2016 needs at February 19, 2016 cash market prices, its costs of feed grains would be approximately $58.4 million lower during fiscal 2016 as compared to fiscal 2015.
On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. There has been no indication from China on how long the ban will last. Avian influenza was later detected in several types of poultry flocks from the West Coast to the upper Midwest, and as far south as Arkansas. As a result, additional countries imposed bans on United States poultry meat imports, which negatively affected dark meat pricing. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Due to the ban, those figures fell to 22.8 million pounds and $20.0 million in total sales for fiscal 2015, and we have sold no product to customers in China during fiscal 2016. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering those products for significantly lower returns. Including the sales to customers who resold product in China described above, the Company sold approximately 636.6 million pounds of poultry meat to foreign customers and customers who resold the product in foreign markets in fiscal 2015, reflecting approximately $207.8 million in gross sales, which represented approximately 7% of our total gross sales in fiscal 2015. Overall industry exports of chicken parts were lower by approximately 16% in volume and 30% in value during calendar 2015 compared to calendar 2014 for the reasons described above. Export demand continues to be soft, and market prices for dark meat produced at our big bird deboning facilities will remain under pressure for as long as the factors discussed above remain.
RESULTS OF OPERATIONS
Net sales for the first quarter ended January 31, 2016 were $605.2 million as compared to $667.4 million for the first quarter ended January 31, 2015, a decrease of $62.2 million, or 9.3%. Net sales of poultry products for the first quarter ended January 31, 2016 and 2015, were $560.7 million and $626.5 million, respectively, a decrease of $65.8 million, or 10.5%. The decrease in net sales of poultry products resulted from a 20.2% decrease in the average sales price of poultry products sold, partially offset by a 12.2% increase in the pounds of poultry products sold. During the first quarter of fiscal 2016, the Company sold 860.3 million pounds of poultry products, up from 766.8 million pounds during the first quarter of fiscal 2015. The increased pounds of poultry products sold resulted from a 7.1% increase in the number of head processed and a 1.6% increase in the average live weight of poultry processed. The new Palestine processing facility, which began initial operations during February 2015, processed 7.3 million head during the first quarter of fiscal 2016, or approximately 6.4% of the Company's total head processed during the quarter, and sold approximately 63.0 million pounds of poultry products during the first quarter, or 7.3% of the Company's total poultry pounds sold during the quarter. Overall, market prices for poultry products decreased during the first quarter of fiscal 2016 as compared to the same quarter of fiscal 2015. Urner Barry average market prices for bulk leg quarters, boneless breast, tenders and jumbo wings decreased by 48.4%, 21.6%, 23.2% and 2.7%, respectively, when compared to the first quarter of fiscal 2015. The Georgia Dock market price for whole birds, while remaining at near record levels during the Company's first fiscal quarter of 2016, averaged 0.8% lower as compared to the average during the first fiscal quarter of 2015. Net sales of prepared chicken products for the first quarter ended January 31, 2016 and 2015 were $44.5 million and $40.9 million, respectively, or an increase of 8.8%. This increase resulted from a 9.1% increase in the pounds of prepared chicken products sold, partially offset by a 0.2% decrease in the average sales price of prepared chicken products sold. During the first quarter of fiscal 2016, the Company sold 22.3 million pounds of prepared chicken products, up from 20.4 million pounds during the first quarter of fiscal 2015.
Cost of sales for the first quarter of fiscal 2016 was $555.1 million as compared to $526.2 million during the first quarter of fiscal 2015, an increase of $28.9 million, or 5.5%. Cost of sales of poultry products sold during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 was $515.8 million and $489.0 million, respectively, which represents a 6.0% decrease in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken division, the decrease resulted from a decrease in the cost of feed per pound of broilers processed of $0.0290, or 10.0%, partially offset by a $0.0044 per pound increase in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	First Quarter 2016			First Quarter 2015			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$10,158		$0.2171	$24,426		$0.3983	$(14,268)	$(0.1812)
Feed in broilers processed	224,101		0.2621	225,578		0.2911	(1,477)	(0.0290)
All other cost of sales	301,159		0.3522	269,526		0.3478	31,633	0.0044
Less: Ending Inventory	7,662		0.2415	21,215		0.3375	(13,553)	(0.0960)
Total poultry cost of sales	$527,756	(1)	$0.6066	$498,315	(1)	$0.6444	$29,441	$(0.0378)
Pounds:
Beginning Inventory	46,800			61,333
Poultry processed	855,020			774,881
Poultry sold	869,987	(1)		773,360	(1)
Ending Inventory	31,727			62,851
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's Prepared Foods Division.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased by $0.0044 per pound processed, or 1.3%, during this year’s first fiscal quarter compared to the same quarter a year ago, due in part to the Company realizing a lower return on offal sales, which are considered by-products and therefore reduce cost of sales. Additionally, the Company's fixed costs increased by $0.0028 per pound processed during the comparative periods, primarily due to depreciation on the assets placed in service at the new Palestine, Texas complex. Because the complex is being charged with the full allotment of depreciation of its assets, but is not yet operating at full capacity, its fixed costs per pound are elevated. During the first quarter of fiscal 2015, the majority of costs associated with the Palestine complex were being included in selling, general and administrative expenses, so that quarter was not adversely affected. Costs of sales of the Company’s prepared chicken products during the first quarter of fiscal 2016 were $39.3 million as compared to $37.2 million during the same quarter a year ago, an increase of $2.1 million, or 5.6%, primarily attributable to a 9.1% increase in the pounds of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at January 31, 2016 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at January 31, 2016 or January 31, 2015.
Selling, general and administrative costs during the three months ended January 31, 2016 and January 31, 2015 were $30.3 million and $38.1 million, respectively. The following table includes the components of selling, general and administrative costs for the three months ended January 31, 2016 and 2015.

	Selling, General and Administrative Costs (in thousands)
	Three months ended January 31,
	2016	2015
Administrative salaries	$7,811	$6,880
Trainee expense	2,903	2,659
Stock compensation expense	2,660	5,808
Marketing expense	1,083	3,330
Start-up expense - St. Pauls	1,050	—
Start-up expense - Palestine	—	4,835
All other S,G & A	14,787	14,593
Total S,G & A	$30,294	$38,105
As illustrated in the table above, selling, general and administrative costs decreased $7.8 million during the first quarter of fiscal 2016 as compared to the same period a year ago. This change resulted from a $3.8 million net decrease in start-up expense for St. Pauls and Palestine combined, a $3.1 million decrease in stock compensation expense, and a $2.2 million decrease in marketing expense. The change in start-up expense in any particular period relates to the stage of the start-up process in which the facility is during the period. Non-construction related expenses, such as labor, training and office related expenses for a facility under construction are booked as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, these expenses are booked to cost of goods sold. The change in stock compensation expense is largely attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Note 3 - Stock Compensation Plans" in the notes to our consolidated financial statements. The decrease in marketing expense reflects reduced accruals for advertising and marketing expenses.
The Company’s operating income for the three months ended January 31, 2016 was $19.8 million as compared to an operating income for the three months ended January 31, 2015 of $103.1 million. The decrease in operating income as compared to the same period a year ago resulted primarily from lower average selling prices during the three months ended January 31, 2016, partially offset by lower costs of feed grains during the same period.
Interest expense during the first quarter of fiscal 2016 was $0.4 million as compared to interest expense of $0.4 million for the same period in fiscal 2015.
The Company’s effective tax rate for the three months ended January 31, 2016 was 44.9% as compared to 35.2% for the three months ended January 31, 2015. As of January 31, 2016, the Company's long-term deferred income tax liability was $81.0 million as compared to $52.2 million at October 31, 2015, an increase of $28.8 million. The increase in both the effective tax rate and the long-term deferred tax liability is primarily attributable to legislation enacted during the first quarter of fiscal 2016 which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2015 calendar year and the Company's decision to take advantage of the legislation. This legislation, and the Company's election to accelerate depreciation on these items, resulted in a favorable impact on the Company's first quarter income tax receivable, but had an unfavorable effect on tax deductions that are based on levels of pre-tax income, most especially the Internal Revenue Code Section 199 Domestic Production Activities Deduction. Had the Company not elected to take advantage of the legislation, the effective tax rate would have been approximately 35.1%. The Company expects it effective tax rate for the full fiscal 2016 to be approximately 36.0%.
During the three months ended January 31, 2016, the Company’s net income was $10.7 million, or $0.47 per share. For the three months ended January 31, 2015, the Company’s net income was $66.5 million, or $2.87 per share.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2016 was $434.8 million, and its current ratio, calculated by dividing current assets by current liabilities, was 4.3 to 1. The Company’s working capital and current ratio at October 31, 2015 were $401.5 million and 3.5 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2016 include cash on hand at October 31, 2015, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 24, 2015, with available credit of $750.0 million. As of January 31, and February 19, 2016, the Company had no outstanding draws under the facility and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility.
The Company’s cash position at January 31, 2016 and October 31, 2015 consisted of $155.1 million and $196.7 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at January 31, 2016 and October 31, 2015 was held in bank accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by (used in) operating activities during the three months ended January 31, 2016 and 2015, were $(20.3) million and $63.8 million, respectively. Cash flows from operating activities decreased by $84.1 million, resulting primarily from the decrease in market prices for poultry products during the first three months of fiscal 2016, partially offset by a decrease in the costs of feed grains experienced by the Company during the first three months of fiscal 2016, as compared to the same period in fiscal 2015.
Cash flows used in investing activities during the first three months of fiscal 2016 and 2015 were $23.0 million and $56.5 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2016 were approximately $23.0 million, and included approximately $5.4 million related to the St. Pauls, North Carolina complex, and approximately $2.4 million for construction of a new office building on the site of the Company's headquarters in Laurel, Mississippi. Capital expenditures for the first three months of fiscal 2015 were $56.5 million, including approximately $33.6 million for construction of the Palestine, Texas complex.
Cash flows provided by financing activities during the three months ended January 31, 2016 and 2015 were $1.7 million and $0.2 million, respectively. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
As of February 19, 2016, the Company’s capital budget for fiscal 2016, excluding operating leases, is approximately $212.6 million. The 2016 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The fiscal 2016 capital budget includes approximately $139.7 million for construction of the Company’s new St. Pauls, North Carolina complex, and approximately $5.4 million for construction of a new office building at the Company's general offices in Laurel, Mississippi. Excluding the budget for the new construction, the fiscal 2016 capital budget is $67.5 million.
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
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's current feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week for the big bird deboning market. The Company estimates the total cost of the project will be approximately $153.0 million, and as of January 31, 2016, it has spent approximately $18.6 million, of which $5.4 million was spent during the first three months of fiscal 2016. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
During fiscal 2015, the Company began construction on a new office building at the site of its corporate headquarters in Laurel, Mississippi. The Company estimates the total investment in the project will be approximately $10.0 million. As of January 31, 2016, the Company has spent approximately $7.0 million on the project.
The Company is a party to a revolving credit facility dated April 24, 2015 with an available credit of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million to be carried over from the preceding fiscal year, when it is not actually spent in that year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. Also in addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2016, was $734.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of January 31, and February 19, 2016, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
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

Critical Accounting Estimates
We consider accounting policies related to allowance for doubtful accounts, inventories, long-lived assets, accrued self-insurance, performance share plans, income taxes and contingencies to be critical accounting estimates. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2015.

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
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03.  ASU No. 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, our fiscal year 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not believe adoption will have a material effect on our consolidated financial statements.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2016, the Company purchased approximately 25.5 million bushels of corn and approximately 219,282 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $25.5 million in the first quarter of fiscal 2016. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.2 million.
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

During the first quarter of fiscal 2016, the Company’s average feed cost per pound of broilers processed totaled $0.2621 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0298, based on the quantity of grain used during the first quarter of fiscal 2016. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0026 during the first quarter of fiscal 2016.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first quarter of fiscal 2016:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2016	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	25.5 million bushels	$1.00 per bushel	$25.5 million	$0.0298/lb processed
Soybean meal	219,282 tons	$10.00 per ton	$2.2 million	$0.0026/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. The Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. The fair value of the Company’s fixed rate debt was approximately $10.3 million at January 31, 2016. Management believes the potential effects of near-term changes in interest rates on the Company’s debt are not material.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2016. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, including under the heading “Item 1A: Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2016, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Nov. 1 - Nov. 30, 2015	36,700	$69.51	36,700	1,000,000
Dec. 1 - Dec. 31, 2015	1,754	77.52	1,754	1,000,000
Jan. 1 - Jan. 31, 2016	—	—	—	1,000,000
Total	38,454	$69.88	38,454	1,000,000
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
Exhibit 3.1 Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)
Exhibit 3.2 Bylaws of the Registrant, amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)
Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2015. (Incorporated by reference to Exhibit 10 filed with the Registrant's Current Report on Form 8-K on January 25, 2015.)
Exhibit 10.2+ Employment agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's amended Current Report on Form 8-K/A on January 13, 2016.)
Exhibit 10.3+ Employment agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's amended Current Report on Form 8-K/A on January 13, 2016.)
Exhibit 10.4+ Employment agreement dated as of November 1, 2015 between the Registrant and D. Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K on November 2, 2015.)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.
(Registrant)

Date: February 25, 2016	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 25, 2016	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10.1+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2015. (Incorporated by reference to Exhibit 10 filed with the Registrant's Current Report on Form 8-K on January 25, 2015.)

10.2+
Employment agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Amended Current Report on Form 8-K/A on January 13, 2016.)

10.3+
Employment agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's amended Current Report on Form 8-K/A on January 13, 2016.)

10.4+
Employment agreement dated as of November 1, 2015 between the Registrant and D. Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K on November 2, 2015.)

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