Form 10-Q
period 2016-04-30
SANDERSON FARMS INC
filed 2016-05-26
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,576,747 shares outstanding as of May 20, 2016.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	April 30, 2016	October 31, 2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$223,122	$196,659
Accounts receivable, net	124,113	112,924
Inventories	210,922	198,753
Refundable income taxes	—	16,414
Deferred income taxes	2,961	4,709
Prepaid expenses and other current assets	36,877	33,331
Total current assets	597,995	562,790
Property, plant and equipment	1,385,137	1,318,530
Less accumulated depreciation	(664,835)	(636,196)
	720,302	682,334
Other assets	6,003	6,337
Total assets	$1,324,300	$1,251,461
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$80,580	$62,816
Accrued expenses	51,308	88,431
Accrued income taxes	15,076	—
Current maturities of long-term debt	—	10,000
Total current liabilities	146,964	161,247
Claims payable	8,300	7,500
Deferred income taxes and other liabilities	79,592	52,853
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,576,747 and 22,520,875 at April 30, 2016 and October 31, 2015, respectively	22,577	22,521
Paid-in capital	122,864	111,687
Retained earnings	944,003	895,653
Total stockholders’ equity	1,089,444	1,029,861
Total liabilities and stockholders’ equity	$1,324,300	$1,251,461
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Net sales	$692,089	$716,592	$1,297,255	$1,383,955
Cost and expenses:
Cost of sales	578,276	577,567	1,133,337	1,103,768
Selling, general and administrative	40,039	29,503	70,333	67,608
	618,315	607,070	1,203,670	1,171,376
Operating Income	73,774	109,522	93,585	212,579
Other income (expense):
Interest income	—	13	—	39
Interest expense	(420)	(686)	(851)	(1,113)
Other	7	29	10	63
	(413)	(644)	(841)	(1,011)
Income before income taxes	73,361	108,878	92,744	211,568
Income tax expense	25,759	37,632	34,461	73,819
Net income	$47,602	$71,246	$58,283	$137,749
Earnings per share:
Basic	$2.11	$3.13	$2.58	$6.00
Diluted	$2.11	$3.13	$2.58	$6.00
Dividends per share	$0.22	$0.22	$0.44	$0.44
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended April 30,
	2016	2015
Operating activities
Net income	$58,283	$137,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,847	35,007
Non-cash stock compensation	9,128	9,909
Deferred income taxes	28,783	5,281
Change in assets and liabilities:
Accounts receivable, net	(11,189)	(631)
Income taxes	31,490	(15,063)
Inventories	(12,169)	(21,482)
Prepaid expenses and other assets	(3,711)	(5,740)
Accounts payable	1,407	36,000
Accrued expenses and other liabilities	(35,145)	(24,167)
Total adjustments	49,441	19,114
Net cash provided by operating activities	107,724	156,863
Investing activities
Capital expenditures	(67,326)	(93,063)
Net proceeds from sale of property and equipment	401	101
Net cash used in investing activities	(66,925)	(92,962)
Financing activities
Purchase of common stock	—	(55,193)
Principal payments on long-term debt	(10,000)	(10,000)
Proceeds from issuance of restricted stock under stock compensation plans	771	730
Payments from issuance of common stock under stock compensation plans	(4,051)	(8,959)
Tax benefit on vesting of restricted stock grants	3,910	2,630
Dividends paid	(4,966)	(5,094)
Net cash used in financing activities	(14,336)	(75,886)
Net change in cash and cash equivalents	26,463	(11,985)
Cash and cash equivalents at beginning of period	196,659	165,610
Cash and cash equivalents at end of period	$223,122	$153,625
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(4,966)	$(4,931)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2016
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016.
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
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance requiring all income tax effects of stock awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. Additionally, classification of the related amounts in the statement of cash flows will be recognized within operating activities, rather than financing activities. The guidance also changes accounting for an employee's use of shares to satisfy the employer's statutory tax withholding obligation and for forfeitures. The standard becomes effective for interim and annual periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted. The effect of this new standard’s provisions on excess tax benefits or deficiencies in our consolidated financial statements will depend on the change in the Company’s stock prices at vesting dates and grant dates for awards that vest after adoption. The change in amounts repurchased for tax withholding purposes and changes in the accounting for forfeitures are not expected to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued guidance which is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. The guidance also requires disclosures of key information about the leasing arrangements. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In May 2014, the FASB issued guidance changing the criteria for recognizing revenue, which was amended in 2015 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the new standard.  The standard requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, our fiscal year 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not believe adoption will have a material effect on our consolidated financial statements.
In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost or net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after

December 15, 2016, our fiscal 2018. Early adoption is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2015, the FASB issued guidance that requires an entity to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for fiscal years beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position or results of operations.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30, 2016	October 31, 2015
	(In thousands)
Live poultry-broilers and breeders	$143,270	$131,984
Feed, eggs and other	31,856	37,109
Processed poultry	12,229	10,158
Prepared chicken	16,069	11,927
Packaging materials	7,498	7,575
	$210,922	$198,753
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2015 audited financial statements in the Company's 2015 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and six months ended April 30, 2016 was $6,406,000 and $9,128,000, respectively, as compared to total stock based compensation expense of $3,999,000 and $9,909,000 for the three and six months ended April 30, 2015, respectively.
During the six months ended April 30, 2016, participants in the Company’s Management Share Purchase Plan (MSPP) elected to receive a total of 9,539 shares of restricted stock at an average price of $80.88 per share instead of a specified percentage of their cash compensation, and the Company issued 2,323 matching restricted shares. During the three and six months ended April 30, 2016, the Company recorded compensation cost for the MSPP shares, included in the total stock based compensation expense above, of $89,000 and $178,000, respectively, as compared to $81,000 and $189,000 during the three and six months ended April 30, 2015, respectively.
On November 1, 2015, the Company entered into performance share agreements that grant certain officers and key employees the right to receive a target number of 83,875 shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. As of April 30, 2016, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed below, and therefore recorded no compensation expense related to those shares.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2014 and November 1, 2013. Each cycle of performance shares is subject to a two-year performance period and an additional one-year service-based vesting period. During the quarter ended April 30, 2016, the Company determined that achievement of the applicable performance based criteria for the November 1, 2014 agreements is probable at a level between the target and maximum levels. Accordingly, the quarter and year to date ended April 30, 2016 include compensation expense of $3,943,000, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2014. As of April 30, 2016, the aggregate number of shares estimated to be awarded related to the November 1, 2014 performance share agreements totaled 93,022 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining six months of the performance period ending October 31, 2016, and due to potential forfeitures.
The Compensation Committee of the Company's Board of Directors has determined that the performance shares granted on November 1, 2013 have been earned at the maximum level, subject to the satisfaction of the additional one-year service period ending October 31, 2016. Accordingly, the three and six months ended April 30, 2016 include compensation expense of

$799,000 and $1,566,000, respectively, included in the total stock based compensation expense above, related to the performance share agreements entered into on November 1, 2013, as compared to $1,570,000 and $4,838,000 during the three and six months ended April 30, 2015, respectively. Because management's initial determination of probability was made during the first quarter of fiscal 2015, and because adjustments to the accrual are made using the cumulative catch up method of accounting, the compensation expense related to the agreements entered into on November 1, 2013 recorded during the first half of fiscal 2015 was greater than that recorded during the first half of fiscal 2016. As of April 30, 2016, the aggregate number of shares estimated to be awarded related to the November 1, 2013 performance share agreements totaled 146,169 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining six months of the service period ending October 31, 2016. In estimating the compensation expense to record in a period for any outstanding performance share grants, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three-year service period the estimated amounts of the shares that will be earned with changes made during the service period adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2015 and 2016 agreements would be earned, an additional $0.6 million and $2.5 million, respectively, would have been accrued as of April 30, 2016.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended		Six months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
November 1, 2012	186,951 (a)	$—	$728	$—	$1,456
November 1, 2013	146,169 (e)	799	1,570	1,566	4,838
November 1, 2014	93,022 (e)	3,943	—	3,943	—
November 1, 2015	0 (e)	—	—	—	—
Total compensation cost		$4,742	$2,298	$5,509	$6,294
On November 1, 2015, the Company granted 83,875 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $69.51 per share and will vest on November 1, 2019. On February 11, 2016, the Company granted an aggregate of 18,060 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $81.17 per share and vests one, two or three years from the date of grant. The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2016, related to all unvested restricted stock grants totaled 294,460. During the three and six months ended April 30, 2016, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,575,000 and $3,441,000, respectively, related to restricted stock grants, as compared to $1,620,000 and $3,427,000 during the three and six months ended April 30, 2015, respectively. The Company had $12.2 million in unrecognized share-based compensation costs as of April 30, 2016, that will be recognized over a weighted average remaining vesting period of approximately two years.
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
The following tables present earnings per share.

	Three months ended
	April 30, 2016	April 30, 2015
	(in thousands except per share amounts)
Net Income	$47,602	$71,246
Distributed and undistributed (earnings) to unvested restricted stock	(735)	(1,388)
Distributed and undistributed earnings to common shareholders—Basic	$46,867	$69,858
Weighted average shares outstanding—Basic	22,226	22,318
Weighted average shares outstanding—Diluted	22,226	22,318
Earnings per common share—Basic	$2.11	$3.13
Earnings per common share—Diluted	$2.11	$3.13

	Six months ended
	April 30, 2016	April 30, 2015
	(in thousands except per share amounts)
Net Income	$58,283	$137,749
Distributed and undistributed (earnings) to unvested restricted stock	(919)	(3,124)
Distributed and undistributed earnings to common shareholders—Basic	$57,364	$134,625
Weighted average shares outstanding—Basic	22,216	22,438
Weighted average shares outstanding—Diluted	22,216	22,438
Earnings per common share—Basic	$2.58	$6.00
Earnings per common share—Diluted	$2.58	$6.00
NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company holds certain items that are required to be disclosed at fair value, primarily cash equivalents and debt instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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
At April 30, 2016, and October 31, 2015, the fair value of the Company's cash and short-term cash investments approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows:

	April 30, 2016		October 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$—	$—	$10.2	$10.0
NOTE 6—COMMITMENTS AND CONTINGENCIES
On March 12, 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction commenced in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. The Company estimates the total investment in the complex will be approximately $153.0 million. As of April 30, 2016, the Company has incurred costs of approximately $46.3 million on the project, including approximately $265,000 of capitalized interest.
During fiscal 2015, the Company began construction on a new office building at the site of its corporate headquarters in Laurel, Mississippi. The Company estimates the total investment in the project will be approximately $10.0 million. As of April 30, 2016, the Company has incurred costs of approximately $9.6 million on the project, including approximately $185,000 of capitalized interest.
The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of currently pending matters should not have a material effect on the Company’s consolidated results of operations or financial position.
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company determines the amount of reserves required, if any. At this time, the Company has not accrued any reserve for any matters. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 7—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 24, 2015 with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2016, was $760.7 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of April 30, and May 20, 2016, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million of borrowing capacity available under the facility.

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
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2016, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management.
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
May 26, 2016

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
(12) Failure to respond to changing consumer preferences and negative media campaigns.
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, marketing and distribution. The Company’s prepared chicken product line includes approximately 70 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The new complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility which, at full capacity, will process 1.25 million chickens per week. Before the complex can reach full capacity, the Company will need to hire and train our complete workforce at the complex. As of May 20, 2016, we have hired approximately 85% of our workforce for the Palestine complex. During the second quarter of fiscal 2016, the new Palestine processing plant processed approximately 71.5 million pounds of dressed poultry meat. The Company expects the Palestine facility to reach full capacity during the fourth quarter of fiscal 2016, and to process approximately 94.7 million pounds and 127.7 million pounds during the third and fourth quarters of fiscal 2016, respectively. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
The Company is a party to a revolving credit facility dated April 24, 2015 with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2016, was $760.7 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of April 30, and May 20, 2016, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.

EXECUTIVE OVERVIEW OF RESULTS
The Company's margins were weaker during the second quarter of fiscal 2016 when compared to the second quarter of fiscal 2015, reflecting significantly lower average sales prices for commodity boneless, skinless breast meat and leg quarters, partially offset by lower grain prices. We continued to experience relatively strong demand for fresh chicken sold to retail grocery store customers, although the average price for that product, as reflected by the Georgia Dock market price for whole birds, was slightly lower during the second fiscal quarter compared to the same period a year ago.
Market prices for boneless skinless breast meat and leg quarters produced at our big bird deboning plants strengthened during our second fiscal quarter, but remain below historical averages. The lower prices for both products are primarily the result of weakness in poultry export markets. Market prices for commodity leg quarters destined for the export market came under pressure in calendar 2015 as a result of the factors described below. As a result of that weakness, some in our industry produced fewer commodity frozen leg quarters, electing instead to debone that meat to sell into the domestic market. The resulting supply of deboned dark meat contributed to weakness in the boneless skinless breast meat market as some food service establishments elected to purchase less expensive deboned dark meat rather than boneless skinless breast meat. As a result, market prices for boneless skinless breast meat were also under pressure during our first and second fiscal quarters.
Export demand remained under pressure during our second quarter from several negative factors, including political conditions, avian influenza related import bans on United States poultry products, weak global economic conditions, relative low crude oil prices and the relative strength of the United States dollar. However, conditions improved during our second fiscal quarter compared to our first fiscal quarter. All avian influenza related import bans on United States poultry meat have now been lifted, except for China's. While still relatively high versus other currencies, the value of the United States dollar has moved lower, particularly when compared to the Mexican peso. While still relatively low compared to historical averages, the price of crude oil has moved higher, giving more purchasing power to our export customers in countries dependent on the price of crude oil to fuel their economy. These factors have solidified export demand while the supply of commodity leg quarters is lower as a result of the decisions, described above, by some to produce fewer commodity frozen leg quarters for the export market. The combination of these factors resulted in steady improvement in market prices for leg quarters as we moved through our second fiscal quarter. In addition to that improvement, the market prices for boneless breast meat improved seasonally through the quarter.
Market prices for soybean meal were significantly lower, and market prices for corn were slightly lower during the second quarter of fiscal 2016 compared to the same period a year ago. During the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, the average feed cost in broiler flocks processed was 13.0% lower. The Company has priced a portion of its grain needs through the fourth quarter of fiscal 2016. Had it priced its remaining fiscal year 2016 needs at May 23, 2016 cash market prices, its costs of feed grains would be approximately $31.6 million lower during fiscal 2016 as compared to fiscal 2015.
RESULTS OF OPERATIONS
Net sales for the second quarter ended April 30, 2016 were $692.1 million as compared to $716.6 million for the second quarter ended April 30, 2015, a decrease of $24.5 million, or 3.4%. Net sales of poultry products for the second quarter ended April 30, 2016 and 2015, were $647.9 million and $673.0 million, respectively, a decrease of $25.1 million, or 3.7%. The decrease in net sales of poultry products resulted from a 11.4% decrease in the average sales price of poultry products sold, partially offset by a 8.6% increase in the pounds of poultry products sold. During the second quarter of fiscal 2016, the Company sold 928.9 million pounds of poultry products, up from 855.3 million pounds during the second quarter of fiscal 2015. The increased pounds of poultry products sold resulted from a 6.6% increase in the number of head processed and a 2.3% increase in the average live weight of poultry processed. The new Palestine processing facility, which began initial operations during February 2015, processed 8.4 million head during the second quarter of fiscal 2016, or approximately 6.6% of the Company's total head processed during the period, and sold approximately 72.8 million pounds of poultry products during the second quarter, or 7.8% of the Company's total poultry pounds sold during the period. By comparison, the Palestine facility processed 2.8 million head during the second quarter of fiscal 2015, or approximately 2.4% of the Company's total head processed during the period, and sold approximately 27.4 million pounds of poultry products during the second quarter of fiscal 2015, or approximately 3.2% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during the second quarter of fiscal 2016 as compared to the same quarter of fiscal 2015. When compared to the second quarter of fiscal 2015, Urner Barry average market prices for bulk leg quarters, boneless breast, and tenders decreased by 16.0%, 21.4% and 8.7%, respectively, while market prices for jumbo wings increased by 12.0%. The Georgia Dock market price for whole birds averaged 2.4% lower during the quarter as compared to the average during the second fiscal quarter of 2015. Net sales of prepared chicken products for the second quarter ended April 30, 2016 and 2015 were $44.2 million and $43.6 million, respectively, or an increase of 1.4%. This increase resulted from a 3.5% increase in the pounds of prepared chicken products sold, partially offset by a 2.0% decrease in the average sales price of prepared chicken products sold. During the second quarter of fiscal 2016, the Company sold 22.4 million pounds of prepared chicken products, up from 21.7 million pounds during the second quarter of fiscal 2015.
Net sales for the first six months of fiscal 2016 were $1,297.3 million as compared to $1,384.0 million for the first six months of fiscal 2015, a decrease of $86.7 million or 6.3%. Net sales of poultry products for the first six months of fiscal 2016 and 2015 were $1,208.6 million and $1,299.5 million respectively, a decrease of $90.9 million or 7.0%. The decrease in net sales of poultry products resulted from an 15.7% decrease in the average sales price of poultry products, partially offset by a 10.3% increase in the pounds of poultry products sold. During the first six months of fiscal 2016, the Company sold 1,789.2 million pounds of poultry products, up from 1,622.1 million pounds during the first six months of fiscal 2015. The increased pounds of poultry products sold resulted from a 6.8% increase in the number of head processed and a 2.0% increase in the average live weight of poultry processed. The new Palestine processing facility, which began initial operations during February 2015, processed 15.7 million head during the first half of fiscal 2016, or approximately 6.5% of the Company's total head processed during the period, and sold approximately 135.7 million pounds of poultry products during the first half of fiscal 2016, or 7.6% of the Company's total poultry pounds sold during the period. By comparison, the Palestine facility processed 2.8 million head during the first half of fiscal 2015, or approximately 1.2% of the Company's total head processed during the period, and sold approximately 29.2 million pounds of poultry products during the first half of fiscal 2015, or approximately 1.8% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during the first six months of fiscal 2016 as compared to the same period of fiscal 2015. Urner Barry average market prices decreased for boneless breast, tenders and leg quarters by 21.5%, 15.1% and 33.3%, respectively, while market prices for jumbo wings increased by 4.7%, when compared to the first six months of fiscal 2015. The Georgia Dock market price for whole birds averaged 1.6% lower during the first six months of fiscal 2016 as compared to the same period in fiscal 2015. Net sales of prepared chicken products for the first six months of fiscal 2016 and 2015 were $88.7 million and $84.5 million, respectively, or an increase of 5.0%. The increase resulted from a 6.2% increase in the pounds of prepared chicken products sold, partially offset by a 1.1% decrease in the average sales price of prepared chicken products sold. During the first six months of fiscal 2016, the Company sold 44.7 million pounds of prepared chicken products, up from 42.1 million pounds during the first six months of fiscal 2015.
Cost of sales for the second quarter of fiscal 2016 was $578.3 million as compared to $577.6 million during the second quarter of fiscal 2015, an increase of $0.7 million, or 0.1%. Cost of sales of poultry products during the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015 was $538.0 million and $536.8 million, respectively, which represents a 7.7% decrease in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the decrease resulted from a decrease in the cost of feed per pound of broilers processed of $0.0379, or 13.0%, and a $0.0116 per pound decrease in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Second Quarter 2016			Second Quarter 2015			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$7,662		$0.2415	$21,215		$0.3375	$(13,553)	$(0.0960)
Feed in broilers processed	240,225		0.2540	252,352		0.2919	(12,127)	(0.0379)
All other cost of sales	313,716		0.3317	296,750		0.3433	16,966	(0.0116)
Less: Ending Inventory	12,229		0.3094	19,270		0.3088	(7,041)	0.0006
Total poultry cost of sales	$549,374	(1)	$0.5860	$551,047	(1)	$0.6372	$(1,673)	$(0.0512)
Pounds:
Beginning Inventory	31,727			62,851
Poultry processed	945,772			864,427
Poultry sold	937,576	(1)		864,729	(1)
Ending Inventory	39,528			62,405
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold decreased by $0.0116 per pound processed, or 3.4%, during this year’s second fiscal quarter compared to the same quarter a year ago, a majority of which is due to efficiencies realized across the Company's facilities as the volume of processed pounds increased.

Costs of sales of the Company’s prepared chicken products during the second quarter of fiscal 2016 were $40.3 million as compared to $40.8 million during the same quarter a year ago, a decrease of $0.5 million, or 1.3%, primarily attributable to a 10.1% decrease in processing costs per pound processed, a category which includes items such as labor and packaging costs, partially offset by a 3.5% increase in the pounds of prepared chicken sold.
Cost of sales for the first six months of fiscal 2016 was $1,133.3 million as compared to $1,103.8 million during the first six months of fiscal 2015, an increase of $29.6 million, or 2.7%. Cost of sales of poultry products during the first six months of fiscal 2016 as compared to the first six months of fiscal 2015 was $1,053.8 million and $1,025.8 million, respectively, which represents a 6.9% decrease in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the decrease resulted from a decrease in the cost of feed per pound of broilers processed of $0.0337, or 11.6%, and a $0.0040 per pound decrease in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Six Months Ended April 30, 2016			Six Months Ended April 30, 2015			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$10,158		$0.2171	$24,426		$0.3983	$(14,268)	$(0.1812)
Feed in broilers processed	464,326		0.2578	477,930		0.2915	(13,604)	(0.0337)
All other cost of sales	614,875		0.3414	566,277		0.3454	48,598	(0.0040)
Less: Ending Inventory	12,229		0.3094	19,270		0.3088	(7,041)	0.0006
Total poultry cost of sales	$1,077,130	(1)	$0.5959	$1,049,363	(1)	$0.6406	$27,767	$(0.0447)
Pounds:
Beginning Inventory	46,800			61,333
Poultry processed	1,800,792			1,639,308
Poultry sold	1,807,563	(1)		1,638,089	(1)
Ending Inventory	39,528			62,405
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold decreased by $0.0040 per pound processed, or 1.2%, during the first six months of fiscal 2016 as compared to the same period a year ago, a majority of which is due to efficiencies realized across the Company's facilities as the volume of processed pounds increased.
Costs of sales of the Company’s prepared chicken products during the first six months of fiscal 2016 were $79.5 million as compared to $78.0 million during the same period a year ago, an increase of $1.5 million, or 2.0%, primarily attributable to a 7.3% decrease in processing costs per pound processed, a category which includes items such as labor and packaging costs and a 6.2% increase in the pounds of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at April 30, 2016 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at April 30, 2016 or April 30, 2015.
Selling, general and administrative costs during the three and six months ended April 30, 2016 were $40.0 million and $70.3 million, respectively. The following table includes the components of selling, general and administrative costs for the three and six months ended April 30, 2016 and 2015.

	Selling, General and Administrative Costs (in thousands)
	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Administrative salaries	$8,139	$7,461	$15,929	$14,308
Trainee expense	2,895	2,896	5,819	5,588
Stock compensation expense	6,301	3,904	8,961	9,712
Marketing expense	7,235	637	8,318	3,967
Start-up expense - St. Pauls	1,462	—	2,512	—
Start-up expense - Palestine	—	—	—	4,835
All other S,G & A	14,007	14,605	28,794	29,198
Total S,G & A	$40,039	$29,503	$70,333	$67,608
As illustrated in the table above, selling, general and administrative costs increased $10.5 million during the second quarter of fiscal 2016 as compared to the same period a year ago. This change resulted primarily from a $6.6 million increase in marketing expense and a $2.4 million increase in stock compensation expense.
During the first six months of fiscal 2016, selling, general and administrative costs increased $2.7 million as compared to the same period a year ago. This change resulted primarily from a $4.4 million increase in marketing expense, partially offset by a $2.3 million net decrease in start-up expense for St. Pauls and Palestine combined. The change in start-up expense in any particular period relates to the stage of the start-up process in which the facility is during the period. Non-construction related expenses, such as labor, training and office related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, these expenses are recorded as cost of goods sold.
The Company’s operating income for the three and six months ended April 30, 2016 was $73.8 million and $93.6 million, respectively, as compared to an operating income for the three and six months ended April 30, 2015 of $109.5 million and $212.6 million, respectively. The decrease in operating income as compared to the same period a year ago resulted primarily from lower average selling prices during the three and six months ended April 30, 2016, partially offset by lower costs of feed grains during the same period.
Interest expense during the second quarter and first six months of fiscal 2016 was $0.4 million and $0.9 million, respectively, as compared to $0.7 million and $1.1 million during the same periods a year ago.
The Company’s effective tax rate for the three and six months ended April 30, 2016 was 35.1% and 37.2%, respectively, as compared to 34.6% and 34.9% for the three and six months ended April 30, 2015, respectively. As of April 30, 2016, the Company's long-term deferred income tax liability was $79.3 million as compared to $52.2 million at October 31, 2015, an increase of $27.1 million. The increases in both the effective tax rate for the six months ended April 30, 2016 and the long-term deferred tax liability are primarily attributable to legislation enacted during the first quarter of fiscal 2016, which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2015 calendar year and the Company's decision to take advantage of the legislation. This legislation, and the Company's election to accelerate depreciation on these items, resulted in a favorable impact on the Company's cash tax refund, but had an unfavorable effect on tax deductions that are based on levels of pre-tax income, most especially the Internal Revenue Code Section 199 Domestic Production Activities Deduction. Had the Company not elected to take advantage of the legislation, the effective tax rate for the six months ended April 30, 2016 would have been approximately 35.1%. The Company expects its effective tax rate for the second half of fiscal 2016 to be approximately 35.1%.
During the three and six months ended April 30, 2016, the Company’s net income was $47.6 million, or $2.11 per share, and $58.3 million, or $2.58 per share, respectively. For the three and six months ended April 30, 2015, the Company’s net income was $71.2 million, or $3.13 per share, and $137.7 million, or $6.00 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2016 was $451.0 million, and its current ratio, calculated by dividing current assets by current liabilities, was 4.1 to 1. The Company’s working capital and current ratio at October 31, 2015 were $401.5 million and 3.5 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2016 include cash on hand at October 31, 2015, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 24, 2015, with a maximum available borrowing capacity of $750.0 million. As of April 30, and May 20, 2016, the Company had no outstanding draws under the facility and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million of borrowing capacity available under the facility.
The Company’s cash position at April 30, 2016 and October 31, 2015 consisted of $223.1 million and $196.7 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at April 30, 2016 and October 31, 2015 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the six months ended April 30, 2016 and 2015, were $107.7 million and $156.9 million, respectively. Cash flows from operating activities decreased by $49.1 million, resulting primarily from the decrease in market prices for poultry products during the first six months of fiscal 2016, partially offset by an approximate $34.0 million federal income tax refund received during February 2016 and a decrease in the costs of feed grains experienced by the Company during the first six months of fiscal 2016, as compared to the same period in fiscal 2015.
Cash flows used in investing activities during the first six months of fiscal 2016 and 2015 were $66.9 million and $93.0 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2016 were approximately $67.3 million, and included approximately $23.6 million related to the St. Pauls, North Carolina complex, and approximately $5.0 million for construction of a new office building on the site of the Company's headquarters in Laurel, Mississippi. Capital expenditures for the first six months of fiscal 2015 were $93.1 million, including approximately $46.4 million for construction of the Palestine, Texas complex.
Cash flows used in financing activities during the six months ended April 30, 2016 and 2015 were $14.3 million and $75.9 million, respectively. Cash used in financing activities was greater during the six months ended April 30, 2015, primarily due to the Company's repurchase and retirement of 700,003 shares of its common stock in open-market transactions at an average price of $78.85 per share during the second quarter of fiscal 2015. The stock repurchases totaled approximately $55.2 million in value. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
As of May 20, 2016, the Company’s capital budget for fiscal 2016, excluding operating leases, is approximately $222.6 million. The 2016 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The fiscal 2016 capital budget includes approximately $139.7 million for construction of the Company’s new St. Pauls, North Carolina complex, and approximately $5.4 million for construction of a new office building at the Company's general offices in Laurel, Mississippi. Excluding the budget for the new construction, the fiscal 2016 capital budget is $77.5 million.
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
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's current feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. The Company estimates the total cost of the project will be approximately $153.0 million, and as of April 30, 2016, it has incurred costs of approximately $46.3 million, of which $33.1 million was incurred during the first six months of fiscal 2016. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, obtain permits, enter into construction contracts, complete construction, and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

During fiscal 2015, the Company began construction on a new office building at the site of its corporate headquarters in Laurel, Mississippi. The Company estimates the total investment in the project will be approximately $10.0 million. As of April 30, 2016, the Company has incurred costs of approximately $9.6 million on the project.
The Company is a party to a revolving credit facility dated April 24, 2015 with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2016, was $760.7 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of April 30, and May 20, 2016, the Company had no outstanding draws under the facility, and had approximately $17.2 million outstanding in letters of credit, leaving $732.8 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
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

New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued guidance requiring all income tax effects of stock awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. Additionally, classification of the related amounts in the statement of cash flows will be recognized within operating activities, rather than financing activities. The guidance also changes accounting for an employee's use of shares to satisfy the employer's statutory tax withholding obligation and for forfeitures. The standard becomes effective for interim and annual periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted. The effect of this new standard’s provisions on excess tax benefits or deficiencies in our consolidated financial statements will depend on the change in the Company’s stock prices at vesting dates and grant dates for awards that vest after adoption. The change in amounts repurchased for tax withholding purposes and changes in the accounting for forfeitures are not expected to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued guidance which is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. The guidance also requires disclosures of key information about the leasing arrangements. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

In May 2014, the FASB issued guidance changing the criteria for recognizing revenue, which was amended in 2015 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the new standard.  The standard requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, our fiscal year 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not believe adoption will have a material effect on our consolidated financial statements.
In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost or net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2015, the FASB issued guidance that requires an entity to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for fiscal years beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position or results of operations.

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
Generally, the Company commits to purchase feed ingredients for deferred delivery from one month to nine months after the time of the commitment. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The grain purchases are made directly with our usual grain suppliers, which are companies in the business of regularly supplying grain to end users, and do not involve options to purchase. Such purchases occur when our chief operating decision maker concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, our chief operating decision maker believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by our chief operating decision maker in determining whether or not and to what extent to commit to buy grain for deferred delivery include:

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2016, the Company purchased approximately 25.0 million bushels of corn and approximately 233,844 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $25.0 million in the second quarter of fiscal 2016. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.3 million.
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

During the second quarter of fiscal 2016, the Company’s average feed cost per pound of broilers processed totaled $0.2540 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0264, based on the quantity of grain used during the second quarter of fiscal 2016. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the second quarter of fiscal 2016.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second quarter of fiscal 2016:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2016	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	25.0 million bushels	$1.00 per bushel	$25 million	$0.0264/lb processed
Soybean meal	233,844 tons	$10.00 per ton	$2.3 million	$0.0024/lb processed
Typically, the Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and the Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At April 30, 2016, the Company had no debt on its balance sheet.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2016. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is involved in various claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of currently pending matters should not have a material effect on the Company’s consolidated results of operations or financial position.
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company determines the amount of reserves required, if any. At this time, the Company has not accrued any reserve for any matters. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

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
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2016, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Feb. 1 - Feb. 28, 2016	14,559	$81.17	14,559	1,000,000
Mar. 1 - Mar. 31, 2016	1,949	89.89	1,949	1,000,000
Apr. 1 - Apr. 30, 2016	111	93.39	111	1,000,000
Total	16,619	$82.27	16,619	1,000,000
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
Exhibit 10.1+ Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 4.3 filed with the Registrant's Registration Statement on Form S-8 on February 11, 2016.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: May 26, 2016	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 26, 2016	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10.1+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 4.3 filed with the Registrant's Registration Statement on Form S-8 on February 11, 2016.)

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