Form 10-K
period 2016-10-31
SANDERSON FARMS INC
filed 2016-12-15
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $1,958,149,292.
Number of shares outstanding of the Registrant’s common stock as of December 8, 2016: 22,739,667 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
Definitions. This Annual Report on Form 10-K (the "Annual Report") is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2016, which is the year for which this Annual Report is filed.
Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Annual Report, which is December 15, 2016.
PART I

Item 1.	Business
(a) GENERAL DEVELOPMENT OF THE REGISTRANT’S BUSINESS
The Registrant was incorporated in Mississippi in 1955, and is a fully-integrated poultry processing company engaged in the production, processing, marketing and distribution of fresh and frozen chicken products. In addition, the Registrant is engaged in the processing, marketing and distribution of processed and minimally prepared chicken.
The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2016, the Registrant processed approximately 507 million chickens, or approximately 3.8 billion dressed pounds. According to 2016 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant’s fresh and frozen chicken operations presently encompass 9 hatcheries, 8 feed mills and 10 processing plants, and those figures do not include the facilities under construction at its new St. Pauls, North Carolina complex. The Registrant began operations at the new St. Pauls hatchery in November 2016, and expects to begin processing chickens at the new processing plant in January 2017. The Registrant has one prepared chicken plant.
The Registrant has contracts with operators of approximately 690 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 208 breeder farms.
The Company’s prepared chicken product line includes approximately 70 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally and regionally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Since the Registrant completed the initial public offering of its common stock in May 1987, the Registrant has significantly expanded its operations by expanding existing facilities, adding second shifts and constructing new facilities to increase production capacity, product lines and marketing flexibility.
The Company changed its marketing strategy in 1997 to move away from growing small-sized birds serving primarily the fast food industry to concentrate its production in the medium-sized and larger-sized birds serving the retail grocery and food service industries, respectively. This shift resulted in larger average bird weights of the chickens processed by the Company, and substantially increased the number of pounds processed by the Company. In addition, the Company continually evaluates internal and external expansion opportunities to continue its growth in poultry and/or related food products.
In January 2011, the Company began initial operations at a new poultry processing complex in Kinston, North Carolina. The Kinston facilities comprise a poultry complex consisting of a hatchery, feed mill, processing plant, and wastewater facility with the capacity to process 1.25 million chickens per week. The facility reached full capacity during March 2012.

In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and wastewater facility with the capacity to process 1.25 million chickens per week. The facility reached full capacity during October 2016.
In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of its next poultry complex. The completed complex will consist of a hatchery, processing plant, wastewater treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. Before the complex can open, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, complete construction, and hire and train our workforce. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.
Capital expenditures for fiscal 2016 were funded by cash on hand at November 1, 2015, and cash provided by operations during fiscal 2016. The Company is a party to a revolving credit facility dated April 24, 2015 with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2016, was $833.1 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of October 31 and December 8, 2016, the Company had no outstanding draws under the facility, and had approximately $16.3 million outstanding in letters of credit, leaving $733.7 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Not applicable.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and minimally prepared chicken items. The Registrant has one reporting segment, poultry products.
The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2016, the Registrant processed approximately 507 million chickens, or approximately 3.8 billion dressed pounds. In addition, the Registrant purchased and further processed 2.1 million pounds of poultry products during fiscal 2016. According to 2016 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
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
The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. This facility is engaged in the processing, marketing and distribution of approximately 70 processed and minimally prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts. The facility is managed by the same senior management team that manages our Processing Division.
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

	Fiscal Year Ended October 31,
	2012	2013	2014	2015	2016
Registrant processed chicken:
Value added:
Chill pack	33.1%	34.4%	36.0%	36.9%	34.7%
Fresh bulk pack	49.0	50.5	48.3	49.1	52.7
Frozen	13.1	10.5	9.2	6.3	5.1
Subtotal	95.2	95.4	93.5	92.3	92.5
Non-value added:
Ice pack	1.2	1.0	0.9	1.0	0.9
Subtotal	1.2	1.0	0.9	1.0	0.9
Total Company processed chicken	96.4	96.4	94.4	93.3	93.4
Minimally prepared chicken	3.6	3.6	5.6	6.7	6.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Markets and Pricing
The three largest customer markets in the fresh and frozen chicken industry are big bird, chill pack and small birds.
The following table sets forth, for each of the Company’s poultry processing plants, the general customer market to which the plant is devoted, the weekly capacity of each plant at full capacity expressed in number of head processed, and the average industry size of birds processed in the relevant market.

Plant Location	Market	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird	625,000	8.94
Hazlehurst, Mississippi	Big Bird	625,000	8.94
Hammond, Louisiana	Big Bird	625,000	8.94
Collins, Mississippi	Big Bird	1,250,000	8.94
Waco, Texas	Big Bird	1,250,000	8.94
Palestine, Texas	Big Bird	1,250,000	8.94
McComb, Mississippi	Chill Pack Retail	1,250,000	6.47
Bryan, Texas	Chill Pack Retail	1,250,000	6.47
Moultrie, Georgia	Chill Pack Retail	1,250,000	6.47
Kinston, North Carolina	Chill Pack Retail	1,250,000	6.47
Our big bird plants process a relatively large bird. The dark meat from these birds is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. While we have long-standing relationships with many of our export partners, virtually all of our export sales are at negotiated or spot commodity prices, which prices exhibit fluctuations typical of commodity markets. We have few long-term contracts for this product.
The white meat produced at these plants is generally sold as bulk-packed, fresh boneless breast meat, chicken tenders and whole or cut wings, and is sold primarily to restaurants, food service customers and further processors at negotiated spreads from quoted commodity market prices for wings, tenders and boneless breast meat. We have long-term contracts with many of our customers for white meat produced at our big bid plants, but prices for products sold pursuant to those contracts fluctuate based on quoted commodity market prices. The contracts do not require the customers to purchase, or the Company to sell, any specific quantity of product.
As of October 31, 2016, the Company had the capacity to process 5.625 million head per week in its big bird plants, and its results are materially affected by fluctuations in the commodity market prices for leg quarters, boneless breast meat, chicken tenders and wings, as quoted by Urner Barry.
The Urner Barry spot market price for leg quarters, boneless breast meat, chicken tenders and whole wings for the past five calendar years is set forth below. Realized prices will not necessarily equal quoted market prices since most contracts offer negotiated discounts to quoted market prices, which discounts are negotiated on a customer by customer basis and are influenced by many factors. Selection of a particular market price benchmark is largely customer driven:

Our chill pack plants process medium sized birds and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long-term contracts with most of its chill pack customers. These agreements typically provide for the pricing of product based on negotiated formulas that use an agreed upon, regularly quoted market price as the base, as well as various other guidelines for the relationship between the parties. The contracts do not require the customers to purchase, or the Company to sell, any specific quantity of product. All of our contracts with retail grocery store customers also provide for the sale of negotiated quantities of product at fixed and periodically negotiated prices, rather than the formula-driven prices discussed above. As of October 31, 2016, the Company had the capacity to process 5.0 million head per week at its chill pack plants, and its results are materially affected by fluctuations in the Georgia Dock price, Urner Barry prices and other market benchmarks.
As with products produced at our big bird plants, selection of the appropriate market benchmark for pricing chill pack products is largely customer driven. We used the Georgia Dock price for whole birds as the base for formulas negotiated and used to price approximately 10.2% of our total poultry pounds sold during fiscal 2016. Approximately 3.3% of pounds sold during fiscal 2016 were sold to chill pack customers at prices based on formulas that used Urner Barry prices as the base. As discussed above, all of our contracts with chill pack customers provide for the sale of products at fixed and periodically negotiated prices for features and promotions. Fixed prices are negotiated on a customer by customer basis and are not tied to any particular index. During fiscal 2016, 6.5% of poultry pounds sold were sold to chill pack customers at flat or negotiated prices.
The Georgia Dock price for whole birds as published by the Georgia Department of Agriculture for the past five calendar years is set forth below. Realized prices will not necessarily equal quoted market prices since, as discussed above, chill pack products are sold based on negotiated formulas using various market indexes as a base, or at fixed and negotiated prices not tied to any particular index.
Plants dedicated to the small bird market process a relatively small chicken and market the finished product primarily to fast food and food service companies at negotiated flat prices, cost plus formulas or spot market prices. Based on benchmarking services used by the industry, this customer market has been the least profitable of the three primary customer markets over most of the last ten years. The Company has no product dedicated to the small bird market.
Almost all of our products sold by our prepared chicken plant are sold under long-term contracts at fixed prices related to the spot commodity price of chicken at the time the contract is negotiated, plus a premium for additional processing.
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
Sales and distribution of the Registrant’s chicken products are conducted primarily by sales personnel at the Registrant’s general corporate offices in Laurel, Mississippi, by customer service representatives at each of its processing plants and one prepared chicken plant and through independent food brokers. Each plant has individual on-site distribution centers and uses the Registrant’s truck fleet, as well as contract carriers, for distribution of its products.
Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by the Georgia Department of Agriculture and by private firms such as Urner Barry. Consistent with the industry, the Registrant’s profitability is affected by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustments are generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains some long-term sales contracts with its customers. These agreements, which provide for the pricing of product based on formulas that use market prices reported by the Georgia Department of Agriculture and by private firms such as Urner Barry, as well as various other guidelines for the relationship between the parties, do not require the customers to purchase or the Company to sell any specific quantity of product.
From time to time, the Registrant may use television, radio and newspaper advertising, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products in its core markets. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The Company continues to use various media to communicate this message today. During fiscal 2016, the Company launched a multi-media advertising campaign designed to explain and support the Company's position regarding the judicious use of antibiotics to prevent and treat chickens that become ill. The Company regularly evaluates the success of this campaign and expects to continue to use the campaign, at least for the near term.
The Registrant’s prepared chicken items are sold nationally, primarily to distributors and national food service accounts. Sales of such products are handled by sales personnel of the Registrant and by independent food brokers. Prepared chicken items are distributed from the Registrant’s plant in Flowood, Mississippi, through arrangements with contract carriers.
Production and Facilities
General. The Registrant is a vertically-integrated producer of fresh, frozen and minimally prepared chicken products, controlling the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of its product lines.
Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets and cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2016, the Registrant maintained contracts with 60 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by the Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2016, by 148 independent contractors under the Registrant’s supervision. Eggs produced on the farms of independent contract breeder producers are transported to the Registrant’s hatcheries in the Registrant’s vehicles.
The Registrant owns and operates nine hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by the Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2016, the Registrant’s hatcheries were capable of producing an aggregate of approximately 11.5 million chicks per week.
Grow-out. The Registrant places its chicks on the farms of 690 independent contract broiler producers, as of October 31, 2016, located in Mississippi, Texas, Georgia and North Carolina, where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.
Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases primary feed ingredients on the open market. Ingredients include corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2016, the Registrant operated eight feed mills, four of which are located in Mississippi, two in Texas, one in Georgia and one in North Carolina. The Registrant’s annual feed requirements for fiscal 2016 were approximately 4,226,000 tons, and it has the capacity to produce approximately 5,410,000 tons of finished feed annually under current configurations.
Feed grains are commodities subject to volatile price changes caused by weather, size of the harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2016, the Registrant had the capacity to store approximately 3,697,000 bushels of corn at its feed mills, which was sufficient to store all of its weekly requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk of volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb and Collins, Mississippi; Moultrie, Georgia; Kinston, North Carolina and Bryan, Waco and Palestine, Texas processing plants operate two processing lines on a double shift basis and each had the capacity to process approximately 1,250,000 chickens per week on October 31, 2016. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and collectively had the capacity to process approximately 1,875,000 chickens per week on October 31, 2016. At October 31, 2016, the Company’s deboning facilities were operating on a double shift basis and had the capacity to produce approximately 15.0 million pounds of big bird boneless breast product and 9.0 million pounds of chill pack boneless breast product each week.
Prepared Chicken. The Company's prepared chicken plant is located in Flowood, Mississippi and has approximately 75,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze prepared chicken items.
Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office buildings house the Company’s corporate offices, meeting facilities and computer equipment and constitutes the corporate headquarters. As of October 31, 2016, the Registrant operated 12 automotive maintenance shops, which service approximately 1,200 over-the-road and farm vehicles used to support the Registrant's operations. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving on average approximately 135 children on October 31, 2016.
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

Regulation
The Registrant’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration (“OSHA”) and corresponding state agencies. The Registrant’s chicken processing plants are subject to continuous on-site inspection by the USDA. The Registrant's prepared chicken plant operates under the USDA’s Total Quality Control Program, which is a strict self-inspection plan written in cooperation with and monitored by the USDA. The FDA inspects the production at the Registrant’s feed mills.
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
Customers
One customer accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2016, 2015 and 2014. Sales to that customer accounted for 17.5%, 16.2%, and 15.9% of the Company’s consolidated net sales in fiscal 2016, 2015 and 2014, respectively. The Company does not believe the loss of this or any other single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.
Sources of Supply
During fiscal 2016, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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
Employee and Labor Relations
As of October 31, 2016, the Registrant had 13,232 employees, including 1,673 salaried and 11,559 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 498 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expired on November 30, 2016. The Company and the union continue to negotiate a new collective bargaining agreement, but no assurance can be given that a new agreement will be reached.
The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,264 employees expires on December 31, 2017. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
All of the Company’s operations are domiciled in the United States. All of the Company’s products sold in the Company’s fiscal years 2016, 2015 and 2014 were produced in the United States and all long-lived assets of the Company are located in the United States. Gross domestic sales for fiscal years 2016, 2015 and 2014 totaled approximately $2,670.3 million, $2,662.5 million, and $2,556.7 million, respectively.
The Company sells certain of its products to foreign customers and customers who resell the product in foreign markets. These foreign markets for fiscal 2016 were primarily Mexico, Central Asia and the Middle East. For fiscal 2015 and 2014, these foreign markets were primarily Mexico, Russia, China, Eastern Europe, the Middle East and the Carribean. These gross export sales for fiscal years 2016, 2015 and 2014 totaled approximately $213.5 million, $207.8 million and $282.3 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For a discussion of risks related to our foreign markets, please see "A decrease in demand for our products in the export market could materially and adversely affect our results of operations" in the Risk Factors section of this Annual Report.
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
Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken, and, to a lesser extent, alternative proteins. These prices are determined by supply and demand factors, and supply and demand factors in respect of feed ingredients and chicken may not correlate. As a result, the poultry industry is subject to wide fluctuations that are called cycles. Typically we do well when chicken prices are high and feed prices are low. We are less profitable, and sometimes have losses, when chicken prices are low and feed prices are high. For example, grain prices during 2011 were high, while prices for chicken products did not increase proportionally, and the Company lost money. During 2012 and 2013, grain prices remained high, but market prices for chicken also increased, and the Company was profitable. During fiscal 2014 and fiscal 2015, grain prices declined while market prices for chicken increased, and the Company earned near record-high margins. It is very difficult to predict when these cycles will occur. All we can safely predict is that they do and will occur.
Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use. In particular, global weather patterns, including adverse weather conditions that may result from climate change, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural and energy policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. For example, historic drought conditions in the Midwestern United States in 2012 had a significant adverse effect on the supply and price of feed grains in fiscal 2012 and the first three quarters of 2013. Additionally, an increase in ethanol producers' demand for corn has historically resulted in increases in the costs for corn and other grains.
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
For example, for the fiscal year ended October 31, 2011, we recorded a charge of $9.0 million to lower the value of live broiler inventories on hand at that date from cost to estimated market value because the estimated market price for the products to be produced from those live chickens, when sold, was estimated to be below the estimated cost to grow, process and distribute those chickens. The $9.0 million adjustment to inventory on October 31, 2011, effectively absorbed into fiscal 2011 a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the first quarter of fiscal 2012, thereby benefiting fiscal 2012. Any similar adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company made no such adjustment during fiscal 2016.
Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations and can significantly affect demand for our products.

Events beyond our control, such as the outbreak of avian disease, even if it does not affect our flocks, could significantly restrict our ability to conduct our operations or our sales. An outbreak of disease could result in governmental restrictions on the import and export of fresh and frozen chicken, including our fresh and frozen chicken products, or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects. In addition, world-wide fears about avian disease, such as avian influenza, have, in the past, depressed demand for fresh chicken, which adversely affected our sales.

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

Until 2015, the outbreaks in North America have not generated the same level of concern, or received the same level of publicity, or been accompanied by the same reduction in demand for poultry products in certain countries, as that associated with the Asian strains. Beginning in January 2015, however, the United States experienced what some industry observers believe was the worst avian influenza outbreak in United States history. According to the United States Animal and Plant Health Inspection Service (APHIS), approximately 7.8 million turkeys and 40.3 million chickens were affected in the United States by this avian influenza outbreak, and the last reported case was in June 2015. The affected chickens were almost all hens that lay eggs for the table egg industry, and not broiler chickens such as those we raise. We have a high degree of confidence in our industry’s biosecurity program, but we cannot be certain our flocks or others in our industry will not be affected. Given our high degree of confidence in our biosecurity programs, we believe the primary risks associated with domestic outbreaks of avian influenza are market risks, as many countries to which our industry sells product imposed partial or total bans on the import of broiler meat produced in the United States as a result of the outbreak. The duration of such bans varies by country, and there is no certainty regarding when any particular country will lift a ban once imposed. All AI related bans that were imposed following the 2015 outbreak in the United States have been lifted, except China's. While these bans were in place, the market price for leg quarters fell significantly below historical averages. During our fourth fiscal quarter ended October 31, 2015, quoted market prices for leg quarters were lower by 53.3% when compared to the fourth fiscal quarter of 2014. As of October 31, 2016, the quoted market prices for leg quarters have recovered approximately 22.2% of that decline. For more information on the impact of this outbreak on exports, please see the risk factor below entitled “A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.”

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

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products have been sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 7.4% of our gross sales in fiscal 2016 were to export markets, including approximately $154.9 million to Mexico and $26.9 million to countries in Central Asia. Any disruption to the export markets, such as trade embargoes, tariffs, import bans, duties, quotas, currency fluctuations or changes in governmental trade policies or agreements with countries to which we sell products can materially affect our sales or create an oversupply of chicken in the United States. This, in turn, can cause domestic poultry prices to decline. Any quotas or bans can materially and adversely affect our sales and our results of operations.

On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. A challenge to China’s anti-dumping determination was filed by the U.S. Government with the World Trade Organization (WTO), which ruled in favor of the U.S. on September 25, 2013. China did not appeal the WTO ruling. On July 8, 2014, China announced that it had re-investigated charges that United States chicken exporters dump product in the China domestic market, causing substantial harm to the local industry. Despite the WTO’s findings, China announced that its re-investigation revealed that United States exporters continue to dump product into the local China market. While China announced lower anti-dumping tariffs on certain United States producers in its July 8, 2014 announcement, the tariffs actually increased on most United States producers, including Sanderson Farms. The United States government continues to believe that the WTO ruling was correct and that China’s anti-dumping determination lacks merit. Accordingly, the United States government continues to challenge China’s actions at the WTO. On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. Avian influenza was later detected in commercial poultry flocks in fifteen states. There has been no indication from China of how long the ban will last. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there were no material domestic or export markets for these products other than China, the Company began rendering most of those products after imposition of the Chinese ban for significantly lower returns. As a result, during fiscal 2015 before the ban's effective date, the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales. During fiscal 2016, the Company did not sell any poultry meat to customers who resold the meat in China.

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

On August 8, 2014, Russia announced economic sanctions against countries that imposed economic sanctions on Russia in response to Russia’s previous actions in Ukraine. The Russian sanctions include a ban on imports of chicken from the United States. During fiscal 2014, Sanderson Farms sold approximately 90.9 million pounds of chicken for approximately $36.0 million to customers who resold the product in Russia. Unlike previous Russian bans on United States poultry imports when Russia represented a much larger share of total industry exports, the current ban has had a relatively smaller impact. Russia represented only 7% of total United States exports of chicken during calendar 2013, which was the last full year during which exports to Russia were allowed.

In addition to the specific bans listed above, several countries imposed varying degrees of bans on United States poultry imports as a result of the avian influenza outbreak in the United States during 2015. The bans varied in degree in that some applied to all United States poultry imports, while others were specific to the areas of the country in which avian influenza was detected. The collective result of these bans was a decrease in demand for the Company's dark meat products, which are the Company's primary exports. The duration of such bans varied by country, and all the bans, except China's, have since been lifted. Due to the bans, overall industry exports of chicken parts, excluding paws, were lower by approximately 13.4% in volume and 26.1% in value during calendar 2015 compared to the same period in 2014 for the reasons described above. During the first ten months of calendar 2016, overall industry exports of chicken parts, excluding paws, were higher by approximately

2.5% in volume and lower by approximately 8.3% in value compared to the same period in 2015. For more information regarding the impact of the 2015 outbreak, please see the risk factor above entitled "Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations and can significantly affect demand for our products."
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
Our sales to our top ten customers represented approximately 53.7% of our net sales during fiscal 2016. Our non-chill pack customers, with all of whom we do not have long-term contracts, could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
We must identify changing consumer preferences and offer food products that consumers want.
Our success depends, in part, on our ability to offer products that appeal to our customers and to respond to evolving consumer preferences and trends. Consumer preferences and trends are influenced by, among other things, perceptions concerning the health implications, social implications, safety and quality of food products and ingredients. In some cases, consumer perceptions are influenced by negative publicity about food production, including stories that are inaccurate or misleading. The expanding role of social and digital media in publicity has increased the speed and extent to which information (whether or not accurate) and opinions about our products can be shared. If we do not identify and react timely to changes in consumer perceptions or trends, we may experience reduced demand and pricing for our products. Prolonged negative perceptions concerning our products, our brand or our company, or a loss of confidence by consumers in the safety and quality of our products, could materially and adversely affect our reputation, sales, financial condition and results of operations.
We have devoted significant resources to marketing and public relations programs that inform consumers about the safety and quality of our products and our production practices. However, we are subject to legal and regulatory restrictions on the marketing and labeling of our products, which may hamper our marketing efforts. We may also introduce new products and improved products from time to time to satisfy evolving consumer preferences, and may incur significant development and marketing costs in doing so. If our products fail to meet consumer preferences, then these products and our marketing strategy will be less successful. Additionally, because we produce only chicken products, we may be limited in our ability to respond to changes in consumer preferences towards other animal proteins or away from animal proteins entirely.
If our marketing and public relations efforts to inform consumers and respond to negative perceptions are not effective, or we are not successful in developing and marketing new products in response to changing trends, then our competitive position, reputation and market share may suffer. This, in turn, could lead to lower sales and profits, which could materially and adversely affect our results of operations and financial condition.
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
We have approximately 13,232 employees, approximately 13.3% of which are covered by collective bargaining agreements. In addition, we contract with approximately 898 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be restrained.
Failure of our information technology infrastructure or software could adversely affect our day-to-day operations and decision making processes and have an adverse effect on our performance.
We depend on accurate and timely information and numerical data from key software applications to aid our day-to-day business, financial reporting and decision-making and, in many cases, proprietary and custom-designed software is necessary to operate equipment in our feed mills, hatcheries and processing plants. We have put in place disaster recovery plans for our critical systems. However, any disruption caused by the failure of these systems, the underlying equipment, or communication networks could delay or otherwise adversely impact our day-to-day business and decision making, could make it impossible for us to operate critical equipment, and could have a materially adverse effect on our performance, if our disaster recovery plans do not mitigate the disruption. Disruptions could be caused by a variety of factors, such as catastrophic events or weather, power outages, viruses, unauthorized access or cyber-attacks on our systems by outside parties. In addition, a breach of our cyber-security measures could result in the loss, destruction or theft of our confidential data or other consequences that could expose us to material losses or liability to third parties.
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
Governmental regulation and litigation are constant factors affecting our business.
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
In addition to the risk of regulatory enforcement actions, we are subject to risk of private legal claims arising out of our our our employees' failure or alleged failure to comply with applicable laws and regulations, including claims such as those described in "Item 3. Legal Proceedings" of this report and the notes to our financial statements included in this report. Trends in litigation may include class actions by consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Although we believe we have implemented strict compliance programs and policies, along with effective internal controls to guard against intentional and unintentional violations of law by our personnel, contractors and agents, we cannot assure you that such persons will not violate our policies or the law, or be alleged to have done so. Defending such litigation may be costly and any adverse outcomes of litigation against us could materially and adversely affect our reputation, results of operation and financial condition.
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
Weak or unstable national or global economic conditions could negatively impact our business.
Our business may be adversely affected by weak or volatile national or global economic conditions, including inflation, unfavorable currency exchange rates and interest rates, the lack of availability of credit on reasonable terms, changes in consumer spending rates and habits, unemployment and underemployment, and a tight energy supply and high energy costs. Our business could be negatively affected if efforts and initiatives of the governments of the United States and other countries to manage and stimulate the economy fail or result in worsening economic conditions. Deteriorating economic conditions could negatively affect consumer demand for protein generally or our products specifically, consumers’ ability to afford our products, or consumer habits with respect to how they spend their food dollars.
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

For any new facility that we build, our ability to complete construction on a timely basis and within budget is subject to a number of risks and uncertainties described below. In addition, when a new facility becomes operational, it may not generate the benefits we expect if demand for the products to be produced by the facility is different from what we expect or we do not operate the facility efficiently.

In order to complete construction of a new facility, we need to take a significant number of steps and obtain a number of approvals and permits, none of which we can assure you will be obtained. For example, for each new fresh and frozen chicken complex, we need to:

•	identify a site and purchase or lease such site;

•	obtain a number of licenses and permits;

•	enter into construction contracts;

•	identify and enter into contracts with a sufficient number of independent contract poultry producers;

•	complete construction on time; and

•	hire and train our workforce.
If we are unable to complete construction on schedule, attract independent contract poultry producers, find customers for the additional product generated by the new facility, run the facility efficiently, or otherwise achieve the expected benefits of our new facilities, our business could be negatively affected.
We are, and in the future may become, involved in legal proceedings related to an alleged antitrust violation and, as a result, may incur substantial costs in connection with those proceedings.
Between September 2, 2016 and October 13, 2016, we, along with our subsidiaries, were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states’ antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. The court has consolidated each of the direct purchaser complaints into one case, and each of the indirect purchaser complaints into one case. On October 28, 2016, the plaintiffs filed consolidated, amended complaints in each case, and on November 23, 2016, the plaintiffs filed second amended complaints.
We, along with certain of our directors and officers, were also named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. The complaint alleges that the defendants made statements in SEC filings and press releases, and other public statements, that were materially false and misleading in light of our alleged, undisclosed violation of the federal antitrust laws. The complaint also alleges that the material misstatements were made in order to, among other things, artificially inflate and maintain the market price of our securities. The complaint alleges the defendants thereby violated the Exchange Act, including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages, interest, costs and attorneys’ fees.
An adverse resolution of any proceedings related to the matters described above could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
For additional information regarding the nature and status of these and other material legal proceedings, see “Item 3. Legal Proceedings” and the notes to our financial statements included in this report.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feedmill	Laurel, Mississippi
Poultry processing plant, hatchery and feedmill	McComb, Mississippi
Poultry processing plant, hatchery and feedmill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feedmill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feedmill	Moultrie and Adel, Georgia
Poultry processing plant, hatchery and feedmill	Kinston and Lenoir County, North Carolina
Poultry processing plant, hatchery and feedmill	Palestine and Freestone County, Texas
Poultry processing plant and hatchery	Waco, Texas
Poultry processing plant and hatchery (Construction in progress)	Lumberton and St. Pauls, North Carolina
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Prepared chicken plant	Flowood, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount at the end of the lease term; one processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively; and certain infrastructure improvements associated with a processing plant are leased under a lease that expired in 2013, which is now renewable annually through 2091 and has been renewed for 2017. All of the foregoing leases are capital leases.
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
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states' antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. The court has consolidated each of the direct purchaser complaints into one case, and each of the indirect purchaser complaints into one case. On October 28, 2016, the plaintiffs filed consolidated, amended complaints in each case, and on November 23, 2016, the plaintiffs filed second amended complaints. The lawsuits are in the earliest stages and we intend to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. The complaint alleges that the defendants made statements in the Registrant’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Registrant’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages, interest, costs and attorneys’ fees. The lawsuit is in its earliest stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
The Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of any currently pending claim, other than those discussed above, should not have a material effect on the Company’s consolidated results of operations or financial position.
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

Item 4.	Mine Safety Disclosures
Not Applicable
Item 4A. Executive Officers of the Registrant

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	69	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	65	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	59	Treasurer and Chief Financial Officer, Director	1993	(3)
Tim Rigney	52	Secretary and Chief Accounting Officer	2012	(4)
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

The Company entered into employment agreements with Messrs. Sanderson, Butts and Cockrell dated as of September 15, 2009. Each of these agreements was amended and restated on November 1, 2015. The term of the agreements ends when the officers' employment terminates under the provisions of the agreement. The agreements provide for severance payments to be paid to the officers if their employment is terminated in certain circumstances, as well as provisions prohibiting them from engaging in certain competitive activity with the Company during their employment and for the two years after their employment with the Company terminates for any reason other than poor performance.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol SAFM.
The number of stockholders of record as of December 8, 2016, was 3,487. The number of beneficial owners of our stock is greater than the number of holders of record, and the exact number is unknown.
The following table shows quarterly cash dividends and quarterly high and low closing sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Closing Stock Price
Fiscal Year 2016	High	Low	Dividends
First Quarter	$81.39	$67.57	$0.22
Second Quarter	$94.29	$78.57	$0.22
Third Quarter	$94.29	$80.53	$0.22
Fourth Quarter	$97.34	$85.78	$1.24

	Closing Stock Price
Fiscal Year 2015	High	Low	Dividends
First Quarter	$93.72	$77.99	$0.22
Second Quarter	$85.68	$75.12	$0.22
Third Quarter	$84.59	$66.78	$0.22
Fourth Quarter	$75.21	$65.02	$0.72
The amount of future common stock dividends will depend on our earnings, financial condition, capital requirements, the effect a dividend would have on the Company's compliance with financial covenants and other factors, which will be considered by the Board of Directors on a quarterly basis.
On December 8, 2016, the closing sales price for the common stock was $85.38 per share.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Aug. 1 - Aug. 31, 2016	—	$—	—	1,000,000
Sep. 1 - Sep. 30, 2016	1,286	$96.33	1,286	1,000,000
Oct. 1 - Oct. 31, 2016	33,375	$89.98	33,375	1,000,000
Total	34,661	$90.22	34,661	1,000,000

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

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

Item 6.    Selected Financial Data

	Year Ended October 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Net sales	$2,816,057	$2,803,480	$2,774,845	$2,682,980	$2,386,105
Operating income	294,111	335,998	381,922	205,678	96,316
Net income	188,961	216,001	249,048	130,617	53,944
Basic earnings per share	8.37	9.52	10.80	5.68	2.35
Diluted earnings per share	8.37	9.52	10.80	5.68	2.35
Working capital	465,135	396,834	363,071	269,200	262,193
Total assets	1,422,700	1,246,752	1,111,252	924,645	896,453
Long-term debt, less current maturities	—	—	10,000	29,414	150,212
Stockholders’ equity	1,190,262	1,029,861	897,948	671,599	550,075
Cash dividends declared per share	$1.90	$1.38	$1.32	$0.71	$0.68
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
Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this annual report, the words “believes," “estimates,” “plans,” “expects,” “should,” “outlook,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management's beliefs about future earnings, production levels, capital expenditures, grain prices, global economic conditions, supply and demand factors and other industry conditions.
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 54.4% of the Company’s total normal production costs.
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
Recent Developments
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and wastewater facility with the capacity to process 1.25 million chickens per week, and the facility is currently operating at full capacity. During fiscal 2016, the Palestine processing plant processed approximately 351.7 million pounds of dressed poultry meat, as compared to 116.1 million pounds during fiscal 2015. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
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
EXECUTIVE OVERVIEW OF RESULTS — 2016
The Company’s margins were lower during fiscal 2016 as compared to fiscal 2015, reflecting significantly lower average sales prices for most products produced at our plants that process a larger sized bird, partially offset by lower grain prices and continued strong demand and market prices for fresh chicken sold at retail grocery stores. The supply of and demand for fresh chicken sold to retail grocery store customers remain balanced, although the average price for that product was slightly lower during fiscal 2016 compared to fiscal 2015. In contrast, food service demand declined during fiscal 2016 when compared to fiscal 2015, and it could not keep pace with increased industry production and increases in domestic supplies caused by weak export demand. Export demand remains under pressure as a result of several factors including political conditions, China's avian influenza related ban, economic stress caused by low oil prices in some countries and the strength of the United States dollar. We expect these factors to weigh on the export market for the foreseeable future. The result of these factors is weak pricing for most products produced at our plants that process a larger sized bird, with Urner Barry average market prices for bulk leg quarters 6.2% lower during fiscal 2016 as compared to fiscal 2015, and Urner Barry average market prices for boneless breast meat approximately 12.5% lower for the same period.
Grain costs were lower during fiscal 2016 compared to fiscal 2015, which resulted in an 8.7% decrease in the average feed cost in broiler flocks processed during fiscal 2016 as compared to fiscal 2015. The Company has priced only a portion of its grain needs past December 2016. Had it priced its remaining fiscal 2017 needs at December 12, 2016 cash market prices, its costs of feed grains would be approximately $35.6 million higher during fiscal 2016 as compared to fiscal 2015.
On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza ("AI") in a wild bird in the Pacific Northwest. AI was later detected in several types of poultry flocks from the West Coast to the upper Midwest, and as far south as Arkansas. There has been no indication from China of how long the ban will last. Although AI was not detected in broiler chickens of the type raised and marketed by the Company, additional countries imposed bans on United States broiler meat imports, which negatively affected dark meat pricing. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering those products for significantly lower returns. As a result, during fiscal 2015 the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales. The fiscal 2015 sales were made prior to the ban's effective date. Export demand remains under pressure, and overall industry exports of chicken parts, excluding paws, were higher by approximately 2.5% in volume and lower by approximately 8.3% in value through the first ten months of calendar 2016 compared to the same period in 2015. That increase is the result of the removal of all avian influenza related bans, except China's. However, export demand continues to be negatively affected by the other factors described above, and market prices for dark meat produced at our plants that process a larger sized bird will remain under pressure for as long as those factors remain.
RESULTS OF OPERATIONS — 2016
Net sales for fiscal 2016 were $2,816.1 million as compared to $2,803.5 million for fiscal 2015, an increase of $12.6 million or 0.4%. Net sales of poultry products for fiscal 2016 and fiscal 2015 were $2,631.0 million and $2,616.6 million, respectively, an increase of $14.3 million or 0.5%. The increase in net sales of poultry products resulted from a 9.2% increase in the pounds of poultry products sold, partially offset by a 7.9% decrease in the average sales price of poultry products sold. During fiscal 2016, the Company sold 3,730.8 million pounds of poultry products, up from 3,417.7 million pounds during fiscal 2015. The additional pounds of poultry products sold resulted from a 2.3% increase in average bird weights and a 6.5% increase in the number of chickens sold. During fiscal 2016, the new Palestine processing facility, which began initial operations in February 2015, processed 41.4 million head, or 8.2% of the Company's total head processed during the period, and sold 354.3 million pounds of poultry products, or 9.5% of the Company's total poultry pounds sold during the period. By comparison, the Palestine facility processed 14.4 million head during fiscal 2015, or 3.0% of the Company's total head processed during the period, and sold 124.3 million pounds of poultry products during fiscal 2015, or 3.6% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during fiscal 2016 as compared to fiscal 2015. Urner Barry average market prices for boneless breast and bulk leg quarters decreased during fiscal 2016 compared to fiscal 2015 by 12.5% and 6.2%, respectively, while average market prices for tenders and jumbo wings increased by 4.4% and 3.9%, respectively, for the same comparative periods. The average Georgia Dock market price for whole birds was 2.7% lower during fiscal 2016 as compared to the average during fiscal 2015. Net sales of prepared chicken products during fiscal 2016 and 2015 were $185.1 million and $186.8 million, respectively, a decrease of 0.9%, resulting from a 2.3%

decrease in the average sales price of prepared chicken products sold, partially offset by a 1.4% increase in the pounds of prepared chicken products sold. During fiscal 2016, the Company sold 91.8 million pounds of prepared chicken products, up from 90.6 million pounds sold during fiscal 2015.
Cost of sales for fiscal 2016 was $2,362.1 million as compared to $2,312.4 million during fiscal 2015, an increase of $49.7 million, or 2.1%. Excluding poultry products sold to the Company's prepared chicken division, cost of sales of poultry products sold during fiscal 2016 and fiscal 2015 were $2,197.2 million and $2,140.1 million, respectively, which represents a 6.0% decrease in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken division, the decrease in the average cost of sales of poultry products resulted primarily from a decrease in the cost of feed per pound of broilers processed of $0.0244, or 8.7%, and a $0.0118 per pound decrease in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Fiscal Year 2016			Fiscal Year 2015			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$10,158		$0.2171	$24,426		$0.3983	$(14,268)	$(0.1812)
Feed in broilers processed	961,562		0.2554	962,764		0.2798	(1,202)	(0.0244)
All other cost of sales	1,284,960		0.3413	1,215,284		0.3531	69,676	(0.0118)
Less: Ending Inventory	15,378		0.3397	10,158		0.2171	5,220	0.1226
Total poultry cost of sales	$2,241,302	(1)	$0.5953	$2,192,316	(1)	$0.6345	$48,986	$(0.0392)
Pounds:
Beginning Inventory	46,800			61,333
Poultry processed	3,764,878			3,441,409
Poultry sold	3,764,971	(1)		3,455,365	(1)
Ending Inventory	45,272			46,800
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During fiscal 2016 and 2015, other costs of sales of poultry products also included approximately $0.3 million and $16.8 million, respectively, of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold decreased $0.0118 per pound processed, or 3.3%, during fiscal 2016 as compared to fiscal 2015, a majority of which is due to a combination of reduced accruals related to the bonus award program and increased efficiencies realized at the Company's new Palestine, Texas facilities as the volume of processed pounds increased. The decrease in bonus award program accruals is the result of fiscal 2016 minimum earnings per share and operational targets not being achieved under the Company's fiscal 2016 bonus award program.
During fiscal 2016, costs of sales of the Company’s prepared chicken products were $164.9 million as compared to $172.3 million during fiscal 2015, a decrease of $7.4 million, or 4.3%, primarily attributable to an 8.9% decrease in processing costs per pound, a category which includes items such as labor, packaging and fixed costs, partially offset by a 1.4% increase in the pounds of prepared chicken products sold. Approximately 1.6% of the decrease in processing costs per pound is attributable to reduced accruals related to the Company's bonus award program during fiscal 2016 as compared to fiscal 2015.
The Company recorded the value of live broiler inventories on hand at October 31, 2016 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at October 31, 2016 or October 31, 2015.
Selling, general and administrative ("SG&A") costs during fiscal 2016 were $159.9 million, or $4.8 million higher than the $155.1 million of SG&A in fiscal 2015. The following table shows the components of SG&A costs for the twelve months ended October 31, 2016 and 2015.

Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2016	Twelve months ended October 31, 2015	Increase/(Decrease)
Marketing expense	$18,776	$7,823	$10,953
Start-up expense (St. Pauls, North Carolina complex)	8,445	439	8,006
Administrative salaries	32,379	29,499	2,880
Sanderson Farms Championship expense	6,369	5,322	1,047
Trainee expense	11,955	11,641	314
Stock compensation expense	15,449	15,692	(243)
ESOP expense	12,300	15,000	(2,700)
Start-up expense (Palestine, Texas complex)	—	4,835	(4,835)
Bonus award program expense	124	12,983	(12,859)
All other SG&A	54,093	51,880	2,213
Total SG&A	$159,890	$155,114	$4,776
As illustrated in the table above, the majority of the $4.8 million increase in SG&A costs during fiscal 2016 as compared to fiscal 2015 resulted from increases in marketing and start-up expenses, partially offset by a decrease in accruals related to the Company's bonus award program. The increase in marketing expenses is the result of an advertising campaign launched during the third quarter of fiscal 2016. The change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The decrease in bonus award program expense is the result of fiscal 2016 minimum earnings per share and operational targets not being achieved under the Company's fiscal 2016 bonus award program.
The Company’s operating income during fiscal 2016 was $294.1 million as compared to an operating income during fiscal 2015 of $336.0 million. The reduced operating income resulted primarily from lower market prices of poultry products, partially offset by lower costs of feed grains during fiscal 2016 as compared to fiscal 2015, as described above.
Interest expense during fiscal 2016 and fiscal 2015 was $1.7 million and $2.1 million, respectively. The decrease in interest expense during fiscal 2016 as compared to fiscal 2015 resulted from lower average outstanding debt during fiscal 2016 as compared to fiscal 2015.
The Company’s effective tax rate for fiscal 2016 was 35.4% as compared to 35.3% for fiscal 2015. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As of October 31, 2016, the Company's long-term deferred income tax liability was $75.7 million as compared to $47.5 million at October 31, 2015, an increase of $28.2 million. The increase is primarily attributable to legislation enacted during the first quarter of fiscal 2016 which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2015 calendar year and the Company's decision to take advantage of the legislation.
The Company’s net income during fiscal 2016 was $189.0 million, or $8.37 per share, as compared to net income during fiscal 2015 of $216.0 million or $9.52 per share.
EXECUTIVE OVERVIEW OF RESULTS — 2015
The Company’s margins were slightly lower during fiscal 2015 as compared to fiscal 2014, reflecting significantly lower average sales prices for most products produced at our plants that process a larger sized bird, partially offset by significantly lower grain prices and continued strong demand and market prices for fresh chicken sold at retail grocery stores. Wholesale market prices for product sold to retail grocery store customers reached record-high levels during the third quarter of fiscal 2015 and remained at or near record-high levels throughout fiscal 2015. In contrast, although food service demand improved during fiscal 2015 when compared to fiscal 2014, that increased demand was not sufficient to keep pace with increased industry production and increases in domestic supplies caused by weak export demand. During fiscal 2015, export demand remained under pressure as a result of several factors including political conditions, avian influenza related bans, economic stress caused by low oil prices in some countries and the strength of the United States dollar. The result of these factors was weak pricing for most products produced at our plants that process a larger sized bird, with Urner Barry average market prices for bulk leg quarters 31.5% lower during fiscal 2015 as compared to fiscal 2014, and Urner Barry average market prices for boneless breast meat and tenders approximately 15.4% and 15.8% lower, respectively, for the same period.
Market prices for corn and soybean meal were significantly lower during fiscal 2015 compared to fiscal 2014, which resulted in a 16.2% decrease in the average feed cost in broiler flocks processed during fiscal 2015 as compared to fiscal 2014.
On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza ("AI") in a wild bird in the Pacific Northwest. AI was later detected in several types of poultry flocks from the West Coast to the upper Midwest, and as far south as Arkansas. There has been no indication from China of how long the ban will last. Although AI was not detected in broiler chickens of the type raised and marketed by the Company, additional countries imposed bans on United States broiler meat imports, which negatively affected dark meat pricing. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering those products for significantly lower returns. As a result, during fiscal 2015 the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales. The fiscal 2015 sales were made prior to the ban's effective date. Overall industry exports of chicken parts, excluding paws, were lower by approximately 13.4% in volume and 26.1% in value during calendar 2015 compared to calendar 2014 for the reasons described above.
RESULTS OF OPERATIONS — 2015
Net sales for fiscal 2015 were $2,803.5 million, as compared to $2,774.8 million for fiscal 2014, an increase of $28.6 million or 1.0%. Net sales of poultry products for fiscal 2015 and fiscal 2014 were $2,616.6 million and $2,620.5 million, respectively, a decrease of $3.9 million or 0.1%. The decrease in net sales of poultry products resulted from an 11.0% decrease in the average sales price of poultry products sold, partially offset by a 12.2% increase in the pounds of poultry products sold. During fiscal 2015, the Company sold 3,417.7 million pounds of poultry products, up from 3,045.5 million pounds during fiscal 2014. The additional pounds of poultry products sold resulted from a 4.0% increase in average bird weights and a 5.4% increase in the number of chickens sold. During fiscal 2015, the new Palestine processing facility, which began initial operations in February 2015, processed 14.4 million head, or 3.0% of the Company's total head processed during the period, and sold 124.3 million pounds of poultry products, or 3.6% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during fiscal 2015 as compared to fiscal 2014. Urner Barry average market prices for boneless breast, tenders and bulk leg quarters decreased during fiscal 2015 compared to fiscal 2014 by 15.4%, 15.8% and 31.5%, respectively, while average market prices for jumbo wings increased by 26.9% for the same comparative periods. The average Georgia Dock market price for whole birds, which reached its historical high during the Company’s third fiscal quarter of 2015, averaged 5.6% higher during fiscal 2015 as compared to the average during fiscal 2014. Net sales of prepared chicken products during fiscal 2015 and 2014 were $186.8 million and $154.3 million, respectively, an increase of 21.1%, resulting from a 19.0% increase in the pounds of prepared chicken products sold and a 1.8% increase in the average sales price of prepared chicken products sold. During fiscal 2015, the Company sold 90.6 million pounds of prepared chicken products, up from 76.1 million pounds sold during fiscal 2014.
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
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During fiscal 2015 and 2014, other costs of sales of poultry products also included approximately $16.8 million and $13.8 million, respectively, of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold decreased $0.0100 per pound processed, or 2.8%, during fiscal 2015 as compared to fiscal 2014, due to efficiencies realized from higher volume and lower freight and packaging costs. Other costs of sales per pound processed were adversely affected by the Company's new Palestine, Texas complex. The new complex's other costs of sales per pound processed will be higher compared to similar complexes until it reaches full capacity. Excluding Palestine, other costs of sales would have decreased by $0.0125 per pound processed, or 3.4%.
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
The Company recorded the value of live broiler inventories on hand at October 31, 2015, at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at October 31, 2015, or October 31, 2014.
SG&A costs during fiscal 2015 were $155.1 million, $16.1 million higher than the $139.0 million in fiscal 2014. The following table shows the components of SG&A costs for the twelve months ended October 31, 2015 and 2014.

Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2015	Twelve months ended October 31, 2014	Increase/(Decrease)
Stock compensation expense	$15,692	$12,102	$3,590
Administrative salaries	29,499	26,305	3,194
Trainee expense	11,641	9,812	1,829
Bonus award program expense	12,983	11,886	1,097
Start-up expense (St. Pauls, North Carolina complex)	439	—	439
Sanderson Farms Championship expense	5,322	5,080	242
Marketing expense	7,823	7,788	35
ESOP expense	15,000	15,000	—
Start-up expense (Palestine, Texas complex)	4,835	5,686	(851)
All other SG&A	51,880	45,366	6,514
Total SG&A	$155,114	$139,025	$16,089
As illustrated in the table above, the $16.1 million increase in SG&A costs during fiscal 2015 as compared to fiscal 2014 resulted from a $7.9 million increase in labor costs, including administrative salaries, stock-based compensation and bonus expense, a $6.5 million increase in the amounts classified as all other SG&A expenses, and a $1.8 million increase in trainee expense. The increase in administrative salaries is attributable to an increase in the number of employees, as well as higher wages paid to existing personnel. The increase in stock-based compensation expense is largely attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Note 9 - Stock Compensation Plans" in the notes to our consolidated financial statements. The increase in all other SG&A expenses resulted from a variety of areas within the Company, and the increase in trainee expense is attributable to an increase in trainee staff.
The Company’s operating income during fiscal 2015 was $336.0 million as compared to an operating income during fiscal 2014 of $381.9 million. The reduced operating income resulted primarily from lower market prices of poultry products, partially offset by lower costs of feed grains during fiscal 2015 as compared to fiscal 2014, as described above.
Interest expense during fiscal 2015 and fiscal 2014 was $2.1 million and $2.6 million, respectively. The decrease in interest expense during fiscal 2015 as compared to fiscal 2014 resulted primarily from lower outstanding debt during fiscal 2015 as compared to fiscal 2014. The decrease was partially offset by a reduction of capitalized interest during fiscal 2015 as compared to 2014. During fiscal 2015, the Company capitalized $480,000 of interest related to the construction of the new complexes in Palestine, Texas and St. Pauls, North Carolina, as well as the new building that was under construction at the site of the corporate headquarters in Laurel, Mississippi. Comparatively, the Company capitalized $1.1 million of interest related to the construction of the new complex in Palestine during fiscal 2014.
The Company’s effective tax rate for fiscal 2015 was 35.3% as compared to 34.4% for fiscal 2014. The effective tax rate increased due to additional tax expense related to legislation enacted during the first quarter, an increase in state tax expense related to utilization of state tax credits and a decrease in pretax income during 2015. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As of October 31, 2015, the Company's long-term deferred income tax liability was $47.5 million as compared to $42.7 million at October 31, 2014, an increase of $4.8 million. The increase is primarily attributable to legislation enacted during the first quarter of fiscal 2015 which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2014 calendar year.
The Company’s net income during fiscal 2015 was $216.0 million, or $9.52 per share, as compared to net income during fiscal 2014 of $249.0 million or $10.80 per share.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2016, was $465.1 million, and its current ratio, calculated by dividing current assets by current liabilities, was 4.1 to 1. The Company’s working capital and current ratio at October 31, 2015, were $396.8 million and 3.5 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity available during fiscal 2016 included cash on hand at November 1, 2015, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 24, 2015, with a maximum available borrowing capacity of $750.0 million. As of October 31, 2016 and December 8, 2016, the Company had no outstanding draws under the facility and had approximately $16.3 million outstanding in letters of credit, leaving $733.7 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
The Company’s cash position at October 31, 2016 and October 31, 2015, consisted of $234.1 million and $196.7 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at October 31, 2016 and October 31, 2015, was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during fiscal 2016 and fiscal 2015 were $292.8 million and $297.8 million, respectively. The change in cash flows from operating activities resulted from offsetting circumstances. During fiscal 2016, compared to fiscal 2015, the Company experienced a decrease in cash paid for income taxes of approximately $112.1 million, net of refunds received. However, this was offset by reduced market prices for poultry products in fiscal 2016 and cash needed to fund increases in inventories during fiscal 2016 as the Company's Palestine, Texas complex moved toward full capacity.
Cash flows provided by operating activities during fiscal 2015 and fiscal 2014 were $297.8 million and $306.5 million, respectively. The decrease in cash flows from operating activities of $8.7 million resulted primarily from reduced market prices for poultry products during fiscal 2015, partially offset by the lower costs of feed grains experienced by the Company during fiscal 2015, and a $19.7 million increase in cash paid for income taxes during fiscal 2015 as compared to fiscal 2014.
Cash flows used in investing activities during fiscal 2016, 2015 and 2014, were $200.4 million, $157.4 million and $171.1 million, respectively. The Company’s capital expenditures during fiscal 2016 of $200.9 million included approximately $122.4 million for construction at the Company’s new St. Pauls, North Carolina complex and approximately $5.7 million for construction of a new office building on the site of the Company's headquarters in Laurel, Mississippi. The Company’s capital expenditures during fiscal 2015 were $158.3 million and included approximately $50.6 million for construction at the Company’s new Palestine, Texas complex, approximately $13.2 million for construction at the St. Pauls, North Carolina complex, and approximately $11.7 million for progress payments on a new Company aircraft. The Company's capital expenditures during fiscal 2014 were $171.6 million and included approximately $104.6 million for construction at the Palestine, Texas complex and approximately $7.4 million for a new Company aircraft. Excluding expenditures related to construction of new complexes and new aircraft during fiscal 2016, 2015 and 2014, the Company’s capital expenditures for those years were $78.5 million, $82.8 million and $59.6 million, respectively.
Cash flows used in financing activities during fiscal 2016, 2015 and 2014 were $55.0 million, $109.3 million and $55.3 million, respectively. During fiscal 2016, the Company purchased shares valued at $7.3 million pursuant to the Company's Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations. Additionally, the Company made the last of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan and paid approximately $42.9 million in dividends to its shareholders, of which approximately $22.6 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2016. During fiscal 2015, the Company repurchased and canceled 700,003 shares of its common stock in open-market transactions at an average price of $78.85 per share, and purchased shares valued at $14.9 million pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, as described above. Additionally, the Company made the fourth of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan and paid approximately $31.1 million in dividends to its shareholders, of which approximately $11.2 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2015. During fiscal 2014, the Company purchased shares valued at $6.6 million pursuant to the Company's Stock Incentive Plan, as amended and restated on February 11, 2016, as described above. Additionally, the Company made the third of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan, completed a $10.2 million early purchase option of an aircraft that was previously subject to a capital lease and paid approximately $30.5 million in dividends to its shareholders, of which approximately $11.5 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2014.
As of December 8, 2016, the Company’s fiscal 2017 capital budget, excluding operating leases, is expected to be approximately $100.1 million. The 2017 capital budget will be funded by cash on hand at October 31, 2016, internally generated working capital, cash flows from operations and, as needed, borrowings under the Company’s revolving credit facility. The Company had $733.7 million available under the revolving line of credit at October 31, 2016. The fiscal 2017 capital budget is expected to include approximately $18.3 million for construction of the Company’s new St. Pauls, North Carolina complex. Excluding the budget for construction of the new complex, the fiscal 2017 capital budget is expected to be approximately $81.8 million. These amounts are estimates and are subject to change as we move through fiscal 2017.

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
In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of its next poultry complex. The completed complex will consist of a hatchery, processing plant, wastewater treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. The Company estimates the total investment in the complex will be approximately $155.0 million, of which approximately $135.6 million was spent as of October 31, 2016. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
The Company is a party to a revolving credit facility dated April 24, 2015 with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2016, was $833.1 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of October 31 and December 8, 2016, the Company had no outstanding draws under the facility, and had approximately $16.3 million outstanding in letters of credit, leaving $733.7 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
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
Contractual Obligations
Obligations under non-cancelable operating leases; purchase obligations relating to feed grains, other feed ingredients and packaging supplies; construction contracts and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2016, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	34,004	11,482	17,260	5,262	—
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	79,584	75,209	4,375	—	—
Construction contracts and other	18,320	18,320	—	—	—
Repair and maintenance contracts	—	—	—	—	—
Claims payable	15,671	7,971	7,700	—	—
Total	$147,579	$112,982	$29,335	$5,262	$—
Off-balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements material to our financial position or results of operations as of October 31, 2016.
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

The Company’s live broiler inventories are recorded at cost at October 31, 2016 and 2015, because the estimated market value for all broiler flocks in inventory was higher than the estimated cost to complete those live broiler inventories. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.
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
Performance Share Plans
The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in each outstanding agreement relate to the Company’s average return on equity and average return on sales over a two year performance period. There is an additional one-year service-based vesting period during which the holder must be employed by the Company to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the total three year vesting period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the awards. The accounting for these awards requires the Company to accrue over the three year vesting period the estimated amounts that will be earned with adjustments made during the service period using the cumulative catch up method. With respect to the fiscal 2014 awards, which vested and were issued effective October 31, 2016, the Company expensed a total of approximately $9.6 million, of which $6.4 million was recorded during fiscal 2015 and $3.2 million was recorded during fiscal 2016. With respect to the fiscal 2015 awards, the Company has accrued $5.9 million as of October 31, 2016, based on the Company’s determination that achievement of the applicable performance based criteria for those agreements is probable at a level between the target and maximum levels. Because of the volatility of the factors previously discussed, as of October 31, 2016, the Company was unable to determine that it was probable that awards from outstanding agreements entered into during fiscal 2016 would be earned, and therefore has not accrued any amount for those awards. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2016 agreements would be earned, an additional $3.8 million would have been accrued as of October 31, 2016.
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
Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes. During fiscal 2016, the Company retrospectively adopted Accounting Standards Update No. 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes," which requires an entity to classify all deferred tax assets and liabilities as noncurrent. Refer to the "New Accounting Pronouncements" section below for a description of the resulting reclassification to the related balance sheet items previously reported as of October 31, 2015.
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
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance requiring all income tax effects of stock awards to be recognized in the statement of operations when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. Additionally, classification of the related amounts in the statement of cash flows will be recognized within operating activities, rather than financing activities. The guidance also changes accounting for an employee's use of shares to satisfy the employer's statutory tax withholding obligation and for forfeitures. The standard becomes effective for interim and annual periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted. The effect of this new standard’s provisions on excess tax benefits or deficiencies in our consolidated financial statements will depend on the changes in the Company’s stock prices at vesting dates and grant dates for awards that vest after adoption. The changes in amounts repurchased for tax withholding purposes and changes in the accounting for forfeitures are not expected to have a material effect on our consolidated financial statements.
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
In November 2015, the FASB issued guidance that requires an entity to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for fiscal years beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted. The Company adopted this standard, retrospectively, as of October 31, 2016. The changes in the effected income tax related balance sheet accounts at the prior year end were as follows:

	October 31, 2015
	Prior to Adoption (previously reported)	Effects of Adoption	As Adopted (currently reported)
Current Assets
Current Deferred Income Taxes	$4,709	$(4,709)	$—

Non-current Liabilities
Deferred Income Taxes	$52,234	$(4,709)	$47,525

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
Generally, the Company commits to purchase feed ingredients for deferred delivery from one month to nine months after the time of the commitment. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. The grain purchases are made directly with our usual grain suppliers, which are companies in the business of regularly supplying grain to end users, and do not involve options to purchase. Such purchases occur when our chief operating decision maker concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, our chief operating decision maker believes it can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. Market factors considered by our chief operating decision maker in determining whether or not and to what extent to buy grain for deferred delivery include:

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2016, the Company purchased approximately 104.5 million bushels of corn and approximately 961,074 tons of soybean meal for use in manufacturing feed for its live chickens. Thus, a $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $104.5 million in fiscal 2016. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $9.6 million.
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
During fiscal 2016, the Company’s average feed cost per pound of broilers processed totaled $0.2554 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0278, based on the quantity of grain used during fiscal 2016. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during fiscal 2016.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2016:

Feed Ingredient	Quantity Purchased during Fiscal 2016	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	104.5 million bushels	$1.00 per bushel	$104.5 million	$0.0278/lb processed
Soybean meal	961,074 tons	$10.00 per ton	$9.6 million	$0.0025/lb processed
Typically, the Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and the Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At October 31, 2016, the Company had no outstanding debt on its balance sheet.
The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 15, 2016

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2016	2015
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$234,111	$196,659
Accounts receivable, less allowance of $2,650 in 2016 and $2,500 in 2015	124,348	112,924
Inventories	220,306	198,753
Refundable income taxes	—	16,414
Prepaid expenses	34,559	33,331
Total current assets	613,324	558,081
Property, plant and equipment:
Land and buildings	668,476	570,202
Machinery and equipment	837,120	748,328
	1,505,596	1,318,530
Accumulated depreciation	(701,605)	(636,196)
	803,991	682,334
Other assets	5,385	6,337
Total assets	$1,422,700	$1,246,752
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,774	$62,816
Accrued expenses	57,918	88,431
Accrued income taxes	17,497	—
Current maturities of long-term debt	—	10,000
Total current liabilities	148,189	161,247
Claims payable and other liabilities	8,501	8,119
Deferred income taxes	75,748	47,525
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued - Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares- 22,693,225 in 2016 and 22,520,875 in 2015	22,693	22,521
Paid-in capital	125,855	111,687
Retained earnings	1,041,714	895,653
Total stockholders’ equity	1,190,262	1,029,861
Total liabilities and stockholders’ equity	$1,422,700	$1,246,752
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2016	2015	2014
	(In thousands, except per share data)
Net sales	$2,816,057	$2,803,480	$2,774,845
Cost and expenses:
Cost of sales	2,362,056	2,312,368	2,253,898
Selling, general and administrative	159,890	155,114	139,025
	2,521,946	2,467,482	2,392,923
Operating income	294,111	335,998	381,922
Other income (expense):
Interest income	244	106	60
Interest expense	(1,708)	(2,136)	(2,577)
Other	30	123	61
	(1,434)	(1,907)	(2,456)
Income before income taxes	292,677	334,091	379,466
Income tax expense	103,716	118,090	130,418
Net income	$188,961	$216,001	$249,048
Earnings per share:
Basic	$8.37	$9.52	$10.80
Diluted	$8.37	$9.52	$10.80
Dividends per share	$1.90	$1.38	$1.32
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance at October 31, 2013	23,016,241	$23,016	$142,482	$506,101	$671,599
Net income for year	—	—	—	249,048	249,048
Cash dividends ($1.32 per share)	—	—	—	(30,453)	(30,453)
Issuance of stock under stock compensation plans	114,262	114	(4,756)	—	(4,642)
Amortization of unearned compensation	—	—	12,396	—	12,396
Balance at October 31, 2014	23,130,503	23,130	150,122	724,696	897,948
Net income for year	—	—	—	216,001	216,001
Cash dividends ($1.38 per share)	—	—	—	(31,092)	(31,092)
Purchase of common stock	(700,003)	(700)	(40,540)	(13,952)	(55,192)
Issuance of stock under stock compensation plans	90,375	91	(9,974)	—	(9,883)
Amortization of unearned compensation	—	—	12,079	—	12,079
Balance at October 31, 2015	22,520,875	22,521	111,687	895,653	1,029,861
Net income for year	—	—	—	188,961	188,961
Cash dividends ($1.90 per share)	—	—	—	(42,900)	(42,900)
Issuance of stock under stock compensation plans	172,350	172	669	—	841
Amortization of unearned compensation	—	—	13,499	—	13,499
Balance at October 31, 2016	22,693,225	$22,693	$125,855	$1,041,714	$1,190,262
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
	2016	2015	2014
	(In thousands)
Operating activities
Net income	$188,961	$216,001	$249,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,583	74,661	64,309
Amortization of share-based compensation	15,813	16,068	12,396
Provision for losses on accounts receivable	150	300	—
Deferred income taxes	28,223	4,781	(9,867)
Change in assets and liabilities:
Accounts receivable	(11,574)	5,071	(9,316)
Inventories	(21,553)	(7,930)	15,032
Income taxes	33,911	(37,903)	10,434
Prepaid expenses and other assets	(1,263)	(1,162)	(3,026)
Accounts payable	5,109	11,615	(32,718)
Accrued expenses, claims payable and other liabilities	(29,511)	16,304	10,175
Total adjustments	103,888	81,805	57,419
Net cash provided by operating activities	292,849	297,806	306,467
Investing activities
Capital expenditures	(200,882)	(158,289)	(171,626)
Net proceeds from sale of property and equipment	478	848	514
Net cash used in investing activities	(200,404)	(157,441)	(171,112)
Financing activities
Principal payments on long-term debt	(10,000)	(10,000)	(10,000)
Principal payments on capital lease obligations	—	—	(10,213)
Payments for debt issuance costs	—	(1,960)	—
Dividends paid	(42,900)	(31,092)	(30,453)
Repurchase of common stock	—	(55,193)	—
Tax benefit from stock incentive plans	3,910	2,630	1,016
Proceeds from issuance of restricted stock under stock compensation plans	1,279	1,209	901
Payments from issuance of common stock under stock compensation plans	(7,282)	(14,910)	(6,559)
Net cash used in financing activities	(54,993)	(109,316)	(55,308)
Net change in cash and cash equivalents	37,452	31,049	80,047
Cash and cash equivalents at beginning of year	196,659	165,610	85,563
Cash and cash equivalents at end of year	$234,111	$196,659	$165,610
Supplemental disclosure of cash flow information:
Income taxes paid	$72,213	$149,770	$130,023
Interest paid, net	$1,709	$2,615	$3,548
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include the accounts of Sanderson Farms, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the current year's presentation, including balance sheet reclassifications for current deferred income tax assets in relation to the Company's retrospective adoption of Accounting Standards Update No. 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes." Refer to the "Impact of Recently Issued Accounting Standards" sub-section below for a description of the resulting reclassification to the related balance sheet items previously reported as of October 31, 2015.
Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared chicken items. The Company’s net sales and cost of sales are significantly affected by market price fluctuations of its principal products sold and of its principal feed ingredients, corn and other grains.
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for each of the years ended October 31, 2016, 2015 and 2014. Sales to that customer accounted for 17.5%, 16.2%, and 15.9% of the Company’s consolidated net sales in fiscal 2016, 2015, and 2014, respectively. Shipping and handling costs are included as a component of cost of sales.
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

RECONCILIATION OF GROSS SALES TO NET SALES DOLLARS (in millions)

Product Category	Description	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Fresh Ice Packed Chicken	Gross Sales	$438.5	$399.1	$336.7
	Commissions	(4.2)	(4.1)	(3.7)
	Sales and Customer Allowances	(14.1)	(12.8)	(11.2)
	Other (1)	(13.5)	(13.5)	(8.5)
	Net Sales	406.7	368.7	313.3
Chill Pack Chicken	Gross Sales	999.9	1,057.6	1,025.3
	Commissions	(4.4)	(4.6)	(5.5)
	Sales and Customer Allowances	(5.7)	(6.5)	(8.7)
	Other (1)	(5.6)	(5.3)	(5.4)
	Net Sales	984.2	1,041.2	1,005.7
Frozen Chicken	Gross Sales	144.0	178.3	257.9
	Commissions	—	(0.1)	(0.3)
	Sales and Customer Allowances	—	—	—
	Other (1)	(0.5)	(0.6)	(1.9)
	Net Sales	143.5	177.6	255.7
Fresh Vacuum Sealed Chicken	Gross Sales	1,085.7	1,010.6	1,026.8
	Commissions	(1.9)	(1.7)	(1.8)
	Sales and Customer Allowances	(9.4)	(9.0)	(9.1)
	Other (1)	(7.5)	(7.7)	(6.7)
	Net Sales	1,066.9	992.2	1,009.2
Minimally Prepared Chicken	Gross Sales	186.0	187.7	155.7
	Commissions	(0.4)	(0.5)	(0.7)
	Sales and Customer Allowances	(0.2)	(0.1)	(0.5)
	Other (1)	(0.3)	(0.3)	(0.2)
	Net Sales	185.1	186.8	154.3
Mechanically Deboned Chicken	Gross Sales	29.7	37.0	36.6
	Commissions	—	—	—
	Sales and Customer Allowances	—	—	—
	Other (1)	—	—	—
	Net Sales	29.7	37.0	36.6
Totals	Gross Sales	2,883.8	2,870.3	2,839.0
	Commissions	(10.9)	(11.0)	(12.0)
	Sales and Customer Allowances	(29.4)	(28.4)	(29.5)
	Other (1)	(27.4)	(27.4)	(22.7)
	Net Sales	$2,816.1	$2,803.5	$2,774.8

(1)	Other deductions include short weights, miscellaneous deductions, credit memos, rebates and other items.
Sales of offal are considered by-products; accordingly, these amounts reduce cost of sales and totaled $27.8 million, $31.2 million and $43.1 million in fiscal 2016, 2015 and 2014, respectively.
The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets for fiscal 2016 were primarily Mexico, Central Asia and the Middle East. For fiscal 2015 and 2014, these foreign markets were primarily Mexico, Russia, China, Eastern Europe, the Middle East and the Carribean. These export sales for fiscal years 2016, 2015 and 2014 totaled approximately $213.5 million, $207.8 million and $282.3 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line method over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2016, 2015 and 2014, the Company capitalized interest of $0.3 million, $0.5 million and $1.1 million, respectively, related to new facilities under construction at the time in Laurel, Mississippi, St. Pauls, North Carolina, and Palestine, Texas.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $25.1 million, $13.1 million and $12.9 million for fiscal 2016, 2015 and 2014, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes. During fiscal 2016, the Company retrospectively adopted Accounting Standards Update No. 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes," which requires an entity to classify all deferred tax assets and liabilities as noncurrent. Refer to the "Impact of Recently Issued Accounting Standards" sub-section below for a description of the resulting reclassification to the related balance sheet items previously reported as of October 31, 2015.
Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.
The Company is periodically audited by taxing authorities and considers any adjustments, interest, and penalties incurred as a result of the audits in computing and reporting income tax expense. Any audit adjustments could have a material impact on the Company’s effective tax rate. Tax periods for fiscal years 2013 through 2016 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.
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
Fair Value of Financial Instruments: The Company sometimes holds certain items that are required to be disclosed at fair value, primarily cash equivalents and debt instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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
At October 31, 2016 and October 31, 2015, the fair value of the Company's cash and short-term cash investments approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
Fair values for debt are based on quoted market prices or published forward interest rate curves and were categorized as Level 2 measurements. The fair value and carrying value of the Company’s borrowings under its long-term debt were as follows:

	October 31, 2016		October 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (In millions)	$—	$—	$10.2	$10.0
Impact of Recently Issued Accounting Standards: In March 2016, the FASB issued guidance requiring all income tax effects of stock awards to be recognized in the statement of operations when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. Additionally, classification of the related amounts in the statement of cash flows will be recognized within operating activities, rather than financing activities. The guidance also changes accounting for an employee's use of shares to satisfy the employer's statutory tax withholding obligation and for forfeitures. The standard becomes effective for interim and annual periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted. The effect of this new standard’s provisions on excess tax benefits or deficiencies in our consolidated financial statements will depend on the changes in the Company’s stock prices at vesting dates and grant dates for awards that vest after adoption. The changes in amounts repurchased for tax withholding purposes and changes in the accounting for forfeitures are not expected to have a material effect on our consolidated financial statements.
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
In November 2015, the FASB issued guidance that requires an entity to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for fiscal years beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted. The Company adopted this standard, retrospectively, as of October 31, 2016. The changes in the effected income tax related balance sheet accounts at the prior year end were as follows:

	October 31, 2015
	Prior to Adoption (previously reported)	Effects of Adoption	As Adopted (currently reported)
Current Assets
Current Deferred Income Taxes	$4,709	$(4,709)	$—

Non-current Liabilities
Deferred Income Taxes	$52,234	$(4,709)	$47,525
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
2. Inventories
Inventories consisted of the following:

	October 31,
	2016	2015
	(In thousands)
Live poultry-broilers and breeders	$143,554	$131,984
Feed, eggs and other	40,834	37,109
Processed poultry	15,378	10,158
Prepared chicken	13,640	11,927
Packaging materials	6,900	7,575
	$220,306	$198,753
3. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31,
	2016	2015
	(In thousands)
Parts and supplies	$23,022	$21,332
Prepaid insurance	6,084	7,385
Other prepaid expenses	5,453	4,614
	$34,559	$33,331
4. Accrued expenses
Accrued expenses consisted of the following:

	October 31,
	2016	2015
	(In thousands)
Accrued bonuses	$441	$30,360
Workers’ compensation claims	7,971	7,813
Accrued wages	8,415	6,169
Accrued rebates	6,761	6,347
Accrued vacation	6,721	5,999
Accrued property taxes	8,710	6,965
Product recall	—	4,153
Accrued payroll taxes	9,209	9,991
Other accrued expenses	9,690	10,634
	$57,918	$88,431
5. Long-Term debt obligations
Long-term debt obligations consisted of the following:

	October 31,
	2016	2015
	(In thousands)
Term loan, accruing interest at 6.12%, matured in 2016	—	10,000
	—	10,000
Less current maturities of long-term debt	—	10,000
	$—	$—

The Company is a party to a revolving credit facility dated April 24, 2015, with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2016 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2016 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, and that provision was utilized during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2016, was $833.1 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of October 31 and December 8, 2016, the Company had zero outstanding draws under the facility, and had approximately $16.3 million outstanding in letters of credit, leaving $733.7 million available under the facility.
The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 0.25% to 1.50%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	0.25%	0.20%
2	≥ 25% and < 35%	0.50%	0.25%
3	≥ 35% and < 45%	1.00%	0.30%
4	≥ 45%	1.50%	0.35%
6. Income Taxes
Income tax expense consisted of the following:

	Years Ended October 31,
	2016	2015	2014
	(In thousands)
Current expense:
Federal	$67,880	$101,605	$127,519
State	7,613	11,704	12,766
	75,493	113,309	140,285
Deferred expense (benefit):
Federal	27,983	4,169	(8,769)
State	1,194	1,043	577
Change in valuation allowance	(954)	(431)	(1,675)
	28,223	4,781	(9,867)
	$103,716	$118,090	$130,418
Significant components of the Company’s deferred tax assets and liabilities are outlined below. During fiscal 2016, the Company retrospectively adopted Accounting Standards Update No. 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes," which requires an entity to classify all deferred tax assets and liabilities as noncurrent. Refer to the "Impact of Recently Issued Accounting Standards" sub-section of the Significant Accounting Policies footnote for a description of the resulting reclassification to the related balance sheet items previously reported as of October 31, 2015.

	October 31,
	2016	2015
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$96,027	$67,923
Prepaid and other assets	2,243	2,248
Total deferred tax liabilities	98,270	70,171
Deferred tax assets:
Accrued expenses and accounts receivable	10,572	10,091
Inventory	493	219
Compensation on restricted stock	10,591	11,820
State income tax credits	15,229	15,833
Other	166	166
Valuation allowance	(14,529)	(15,483)
Total deferred tax assets	22,522	22,646
Net deferred tax liabilities	$75,748	$47,525
The increase in the Company's deferred tax liability is primarily attributable to legislation enacted during the first quarter of fiscal 2016 which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2015 calendar year and the Company's decision to take advantage of the legislation.
Included in the deferred tax assets at October 31, 2016, are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $12,351,000, as well as Georgia Job Tax Credits totaling $2,878,000. The North Carolina Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area, the North Carolina Creating Jobs Credit provides a tax credit for increased employment in North Carolina, and the Georgia Job Tax Credit provides a tax credit for creation and retention of qualifying jobs in Georgia. It is management’s opinion that the majority of the North Carolina and Georgia income tax credits will not be utilized before they expire, and a $14,529,000 valuation allowance has been recorded. These credits expire between fiscal years 2017 and 2023.
At the end of each reporting period, the Company evaluates all available information at that time to determine if it is more likely than not that some or all of these credits will be utilized. As of October 31, 2016, 2015, and 2014, the Company determined that a total of $700,000, $350,000, and $633,000, respectively, would be recovered. Accordingly, those amounts were released from the valuation allowance and benefited deferred tax expense in the respective periods.
The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2016	2015	2014
	(In thousands)
Income taxes at statutory rate	$102,437	$116,932	$132,813
State income taxes	7,007	8,757	9,450
State income tax credits	(948)	(342)	(191)
Federal income tax credits	(390)	(90)	(97)
Federal manufacturers deduction	(8,425)	(10,714)	(12,636)
Nondeductible expenses	2,482	3,234	2,909
Other, net	2,507	744	(155)
Change in valuation allowance	(954)	(431)	(1,675)
Income tax expense	$103,716	$118,090	$130,418
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
The following table presents earnings per share (in thousands).

	For the years ended
	October 31, 2016	October 31, 2015	October 31, 2014
Net income	$188,961	$216,001	$249,048
Distributed and undistributed (earnings) to unvested restricted stock	(2,930)	(4,172)	(6,781)
Distributed and undistributed earnings to common shareholders — Basic	186,031	211,829	242,267
Weighted average shares outstanding — Basic	22,225	22,243	22,441
Weighted average shares outstanding — Diluted	22,225	22,243	22,441
Earnings per common share — Basic	$8.37	$9.52	$10.80
Earnings per common share — Diluted	$8.37	$9.52	$10.80
8. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made in cash at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $12,300,000, $15,000,000, and $15,000,000 in fiscal 2016, 2015, and 2014, respectively. Contributions to the ESOP vary in amount, as the contributions are based on profitability.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $7,404,000 in fiscal 2016; $6,670,000 in fiscal 2015; and $6,058,000 in fiscal 2014.
9. Stock Compensation Plans
On February 17, 2005, the shareholders of the Company approved the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (the “Plan”). The Plan allows the Company’s Board of Directors to grant certain incentive awards including stock options, stock appreciation rights, restricted stock, and other similar awards. The Company was authorized to award up to 2,250,000 shares under the Plan. On February 17, 2011, the shareholders approved changes to the plan to increase the shares that may be issued under the plan from 2,250,000 to 3,500,000 shares and to increase the number of shares that may be granted in the form of restricted stock from 562,500 to 1,562,500 shares. On February 11, 2016, the shareholders approved the authorization of an additional 700,000 shares issuable under plan, for a total of 4,200,000 authorized shares. The shareholders also approved an increase in the number of shares issuable as restricted stock from 1,562,500 to 2,112,500 shares.
Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2016, 2015 and 2014, vests three to four years from the date of grant. The vesting schedule is accelerated upon death, disability, the participant’s termination of employment after reaching retirement eligibility, by reason of retirement, or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $6,459,000; $6,452,000; and $4,831,000 during fiscal 2016, 2015 and 2014, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2013	568,625	$44.85
Granted during fiscal 2014	98,925	$67.26
Vested during 2014	(84,601)	$40.22
Forfeited during 2014	(16,899)	$47.20
Outstanding at October 31, 2014	566,050	$49.39
Granted during fiscal 2015	77,600	$82.75
Vested during 2015	(327,988)	$44.98
Forfeited during 2015	(1,362)	$62.15
Outstanding at October 31, 2015	314,300	$62.16
Granted during fiscal 2016	101,935	$71.58
Vested during 2016	(119,407)	$54.09
Forfeited during 2016	(3,018)	$67.82
Outstanding at October 31, 2016	293,810	$68.65
The Company had $9.0 million in unrecognized share-based compensation costs related to the 293,810 unvested shares as of October 31, 2016, that will be recognized over a weighted average period of 1 year, 9 months.
Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee terminates employment after attaining eligibility for retirement, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2016, 2015 and 2014, the participants purchased a total of 15,075; 15,395; and 12,823 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of$84.71, $78.53, and $80.80, per share, respectively, and the Company issued 3,650; 3,734; and 3,101 matching shares, valued at an average price of $84.71, $78.53, and $80.80 per share, respectively. During fiscal 2016, 2015 and 2014, the participants vested in a total of 16,746; 21,540; and 24,445 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of $57.41, $51.06, and $43.98, per share, respectively. During fiscal 2016, 2015 and 2014, the participants forfeited a total of 484; 112; and 1,523 shares of restricted stock pursuant to the Purchase Plan, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $313,000, $297,000 and $199,000 in fiscal 2016, 2015 and 2014, respectively.
During fiscal 2016, 2015 and 2014, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, they are subject to an additional one year period during which the participant must remain employed by the Company before they are paid out. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company’s level of performance. The target number of shares specified in the performance share agreements executed during fiscal 2016 totaled 83,875. As of October 31, 2016, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed below, and therefore recorded no compensation expense related to those agreements.

The Company also has performance share agreements in place with certain officers and key employees that were entered into during fiscal 2015. During fiscal 2016, the Company determined based on combined results of fiscal 2015 and 2016, that achievement of the applicable performance based criteria for the fiscal 2015 agreements is probable at a level between the target and maximum levels. Accordingly, fiscal 2016 includes compensation expense of $5,876,000, as compared to no compensation expense recorded during fiscal 2015 related to the fiscal 2015 agreements. As of October 31, 2016, the aggregate number of shares estimated to be awarded related to the fiscal 2015 performance share agreements totaled 103,974 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining twelve months of the service period ending October 31, 2017.
The Compensation Committee of the Company's Board of Directors has determined that the performance shares granted November 1, 2013, have been earned at the maximum level. Accordingly, fiscal 2016 includes compensation expense of $3,165,000, related to those agreements, as compared to $6,428,000 during fiscal 2015. Because management's initial determination of probability was made during fiscal 2015, and because adjustments to the accrual are made using the cumulative catch up method of accounting, the compensation expense recorded during fiscal 2015 related to the agreements entered into on November 1, 2013, was greater than that recorded during fiscal 2016. A total of 146,169 shares from the fiscal 2014 agreements vested and were issued on October 31, 2016.
In estimating the compensation expense to record in a period, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the fiscal 2016 agreements would be earned, an additional $3.8 million would have been accrued as of October 31, 2016.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	Number of shares issued (actual (a) or estimated (e))		For the years ended
Date of Performance Share Agreement			October 31, 2016	October 31, 2015	October 31, 2014
November 1, 2011	102,534	(a)	$—	$—	$1,543
November 1, 2012	186,951	(a)	—	2,891	5,823
November 1, 2013	146,169	(a)	3,165	6,428	—
November 1, 2014	103,974	(e)	5,876	—	—
November 1, 2015	—		—	—	—
Total compensation cost			$9,041	$9,319	$7,366
10. Commitments and Contingencies
The Company has approximately 13,232 employees, approximately 13.3% of whom are covered by collective bargaining agreements. Each collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the applicable facility.
The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2021. Rental expense under these leases totaled approximately $13.7 million, $11.6 million, and $9.0 million during fiscal 2016, 2015 and 2014, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2016 were as follows (in millions):

Fiscal Year	Amount
2017	$11.5
2018	10.8
2019	6.5
2020	3.8
2021	1.5
$34.1

At October 31, 2016, the Company’s estimated contractual obligations for feed grains, feed ingredients, and packaging supplies totaled $79.6 million, with the entire amount due in less than one year.
In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of its newest poultry complex. The completed complex will consist of a hatchery, processing plant, wastewater treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex are expected to begin during the first quarter of fiscal 2017. The Company estimates the total investment in the complex will be approximately $155.0 million. As of October 31, 2016, the Company has spent approximately $135.6 million on the project, including approximately $265,000 of capitalized interest, and we are obligated to spend the remaining approximate $19.4 million during the first half of fiscal 2017. The amounts and timing of the remaining expenditures are estimates and are subject to change as the project moves toward completion.
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states' antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. The court has consolidated each of the direct purchaser complaints into one case, and each of the indirect purchaser complaints into one case. On October 28, 2016, the plaintiffs filed consolidated, amended complaints in each case, and on November 23, 2016, the plaintiffs filed second amended complaints. The lawsuits are in the earliest stages and we intend to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. The complaint alleges that the defendants made statements in the Registrant’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Registrant’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages, interest, costs and attorneys’ fees. The lawsuit is in its earliest stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
The Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of any currently pending claim, other than those discussed above, should not have a material effect on the Company’s consolidated results of operations or financial position.
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
11. Quarterly Financial Data (unaudited)

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$605,166	$692,089	$727,991	$790,811
Gross profit	50,105	113,813	129,428	160,655
Net income	10,681	47,602	54,716	75,962
Diluted earnings per share	$0.47	$2.11	$2.42	$3.36

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$667,363	$716,592	$739,933	$679,592
Gross profit	141,162	139,025	127,172	83,753
Net income	66,503	71,246	50,881	27,371
Diluted earnings per share	$2.87	$3.13	$2.27	$1.22
Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe(1)	Balance at End of Period
	(In Thousands)
Year Ended October 31, 2016
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,500	$178		$28	$2,650
Year Ended October 31, 2015
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,200	$300		$—	$2,500
Year Ended October 31, 2014
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,200	$29		$29	$2,200
_________________

(1)	Uncollectible accounts written off, net of recoveries

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
As of October 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment we have concluded that, as of October 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2016.

Item 9B.	Other Information
Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited Sanderson Farms, Inc. and subsidiaries' internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sanderson Farms, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sanderson Farms, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016, of Sanderson Farms, Inc. and subsidiaries, and our report dated December 15, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 15, 2016

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
The following table provides information as of October 31, 2016, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005, as most recently amended and approved by shareholders on February 11, 2016. No further options or other awards may be granted under the Stock Option Plan. There are 4,200,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	269,024	848,233
Equity compensation plans not approved by security holders	—	—
Total	269,024	848,233
_________________

(1)
This column reflects 103,974 performance shares outstanding at October 31, 2016, that have been earned and that are subject to an additional one year, service-based vesting period ending on October 31, 2017, before they can be issued, and 165,050 unearned performance shares at October 31, 2016, at the maximum level. However, management could not determine that achievement of the applicable performance based criteria is probable for those unearned performance shares. This column does not include the 146,169 fiscal 2014 performance shares that were issued on October 31, 2016.

(2)
This column reflects the 1,158,038 shares of restricted stock granted to participants under the Stock Incentive Plan, the 271,424 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, the 679,631 earned performance shares that have been issued or are expected to be issued under the Stock Incentive Plan, and the 165,050 unearned outstanding performance shares that could be earned as described in footnote (1) above, in each case since the inception of the plan and net of forfeitures, but including shares withheld to satisfy tax withholding obligations.

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
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2016 and 2015
Consolidated Statements of Operations — Years ended October 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows — Years ended October 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements — October 31, 2016

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

10.6+*	First Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 23, 2014.

10.7+*	Second Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of May 2, 2016.

10.8+*	Third Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 20, 2016.

Exhibit Number	Description
10.9+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011, for its annual meeting held February 17, 2011.)

10.10+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-8 filed by the Registrant on February 11, 2016, Registration No. 333-209481.)

10.11+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2014. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 26, 2015.)

10.12+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2015. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 25, 2016.)

10.13+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.14+
Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.15+
Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.16+
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

10.18+
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

10.20+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2015). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2014.)

10.21+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2016). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2015.)

10.22+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2017).

10.23+
Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.24+
Employment Agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

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

10.33
Guaranty Agreement dated April 24, 2015 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed April 29, 2015.)

10.34
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

10.40
Bond Purchase Agreement dated as of July 31, 2006, between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

Exhibit Number	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
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
Chairman of the Board and Chief Executive Officer
Date: December 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/15/2016
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Lampkin Butts	12/15/2016
Lampkin Butts, Director,
President and Chief Operating Officer

/s/ D. Michael Cockrell	12/15/2016
D. Michael Cockrell,
Director, Treasurer and Chief Financial Officer

/s/ Tim Rigney	12/15/2016
Tim Rigney,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ John H. Baker, III	12/15/2016
John H. Baker, III,
Director

/s/ Fred Banks, Jr.	12/15/2016
Fred Banks, Jr.
Director

/s/ John Bierbusse	12/15/2016
John Bierbusse,
Director

/s/ Ms. Toni Cooley	12/15/2016
Toni Cooley
Director

/s/ Beverly Wade Hogan	12/15/2016
Beverly Wade Hogan,
Director

/s/ Robert C. Khayat	12/15/2016
Robert C. Khayat
Director

/s/ Phil K. Livingston	12/15/2016
Phil K. Livingston,
Director

/s/ Dianne Mooney	12/15/2016
Dianne Mooney
Director

/s/ Gail Jones Pittman	12/15/2016
Gail Jones Pittman,
Director

/s/ Charles W. Ritter, Jr.	12/15/2016
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

10.6+*	First Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 23, 2014.

10.7+*	Second Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of May 2, 2016.

10.8+*	Third Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 20, 2016.

10.9+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011, for its annual meeting held February 17, 2011.)

10.10+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-8 filed by the Registrant on February 11, 2016, Registration No. 333-209481.)

10.11+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2014. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 26, 2015.)

10.12+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2015. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 25, 2016.)

10.13+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.14+
Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.15+
Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.16+
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

10.18+
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

10.20+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2015). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2014.)

10.21+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2016). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2015.)

10.22+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2017).

10.23+
Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.24+
Employment Agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

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

10.33
Guaranty Agreement dated April 24, 2015 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed April 29, 2015.)

10.34
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

10.40
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