Form 10-Q
period 2017-01-31
SANDERSON FARMS INC
filed 2017-02-23
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,740,475 shares outstanding as of February 20, 2017.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	January 31, 2017	October 31, 2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$225,821	$234,111
Accounts receivable, net	115,633	124,348
Inventories	236,353	220,306
Refundable income taxes	4,066	—
Prepaid expenses and other current assets	37,906	34,559
Total current assets	619,779	613,324
Property, plant and equipment	1,548,434	1,505,596
Less accumulated depreciation	(721,664)	(701,605)
	826,770	803,991
Other assets	4,989	5,385
Total assets	$1,451,538	$1,422,700
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$85,859	$72,774
Dividends payable	5,458	—
Accrued expenses	50,248	57,918
Accrued income taxes	—	17,497
Total current liabilities	141,565	148,189
Claims payable and other liabilities	8,663	8,501
Deferred income taxes	87,675	75,748
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,739,985 and 22,693,225 at January 31, 2017 and October 31, 2016, respectively	22,740	22,693
Paid-in capital	131,466	125,855
Retained earnings	1,059,429	1,041,714
Total stockholders’ equity	1,213,635	1,190,262
Total liabilities and stockholders’ equity	$1,451,538	$1,422,700
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2017	2016
Net sales	$688,346	$605,166
Cost and expenses:
Cost of sales	606,391	555,061
Selling, general and administrative	46,070	30,294
	652,461	585,355
Operating Income	35,885	19,811
Other income (expense):
Interest income	195	—
Interest expense	(432)	(431)
Other	2	3
	(235)	(428)
Income before income taxes	35,650	19,383
Income tax expense	12,477	8,702
Net income	$23,173	$10,681
Earnings per share:
Basic	$1.02	$0.47
Diluted	$1.02	$0.47
Dividends per share	$0.24	$0.22
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2017	2016
Operating activities
Net income	$23,173	$10,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,641	19,871
Non-cash stock compensation	5,685	2,722
Deferred income taxes	11,927	29,735
Change in assets and liabilities:
Accounts receivable, net	8,715	(6,971)
Income taxes	(21,563)	(25,846)
Inventories	(16,047)	(11,019)
Prepaid expenses and other assets	(3,194)	(2,226)
Accounts payable	13,871	6,292
Accrued expenses and other liabilities	(7,939)	(43,551)
Total adjustments	14,096	(30,993)
Net cash provided by (used in) operating activities	37,269	(20,312)
Investing activities
Capital expenditures	(46,265)	(22,953)
Net proceeds from sale of property and equipment	302	3
Net cash used in investing activities	(45,963)	(22,950)
Financing activities
Proceeds from issuance of restricted stock under stock compensation plans	187	484
Payments from issuance of common stock under stock compensation plans	(1,966)	(2,686)
Tax benefit on vesting of restricted stock grants	2,183	3,910
Net cash provided by financing activities	404	1,708
Net change in cash and cash equivalents	(8,290)	(41,554)
Cash and cash equivalents at beginning of period	234,111	196,659
Cash and cash equivalents at end of period	$225,821	$155,105
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(5,458)	$(4,966)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2017
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017.
The condensed consolidated balance sheet at October 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2016.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31, 2017	October 31, 2016
	(In thousands)
Live poultry-broilers and breeders	$157,188	$143,554
Feed, eggs and other	37,439	40,834
Processed poultry	21,300	15,378
Prepared chicken	13,615	13,640
Packaging materials	6,811	6,900
	$236,353	$220,306
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2016 audited financial statements in the Company's 2016 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three months ended January 31, 2017 was $5,685,000 as compared to total stock based compensation expense of $2,722,000 for the three months ended January 31, 2016.
During the three months ended January 31, 2017, participants in the Company’s Management Share Purchase Plan (MSPP) elected to receive a total of 3,058 shares of restricted stock at an average price of $94.19 per share instead of a specified percentage of their cash compensation, and the Company issued 734 matching restricted shares. During the three months ended January 31, 2017, the Company recorded compensation cost for the MSPP shares, included in the total stock based compensation expense above, of $60,000 as compared to $89,000 during the three months ended January 31, 2016.
During fiscal 2017, 2016 and 2015, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, they are subject to an additional one-year period during which the participant must remain employed by the Company before they are paid out. If the Company's average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. The target number of shares specified in the performance share agreements executed on November 1, 2016 totaled 68,250. As of January 31, 2017, the Company could not determine that achievement of the applicable performance based criteria is probable for the agreements entered into on November 1, 2016 due to the uncertainties discussed below, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2015. During the quarter ended January 31, 2017, the Company determined that achievement of the applicable performance based criteria for the November 1, 2015 agreements is probable at a level between the target and maximum levels. Accordingly, the quarter ended January 31, 2017 includes compensation expense of $3,291,000, included in the total stock based compensation expense above, as compared to no compensation expense recorded during the quarter ended January 31, 2016, related to the agreements entered into on November 1, 2015. As of January 31, 2017, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2015 totaled 113,084 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining nine months of the performance period ending October 31, 2017, and due to potential forfeitures.
The Compensation Committee of the Company's Board of Directors has determined that the performance shares entered into on November 1, 2014 have been earned at a level between the target and maximum levels, subject to the satisfaction of the additional one-year service period ending on October 31, 2017. Accordingly, the three months ended January 31, 2017 include compensation expense of $634,000, related to those agreements, as compared to no compensation expense during the three months ended January 31, 2016. There was no compensation expense recorded during the quarter ended January 31, 2016 related to the agreements entered into on November 1, 2014, because management's initial determination of probability was made during the second quarter of fiscal 2016. As of January 31, 2017, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2014 totaled 102,387 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining nine months of the service period ending October 31, 2017.

In estimating the compensation expense to record in a period for any outstanding performance share grants, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the three-year service period the estimated amounts that will be earned with changes made during the service period adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2015 and November 1, 2016 would be earned, an additional $1.4 million and $1.0 million, respectively, would have been accrued as of January 31, 2017.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	January 31, 2017	January 31, 2016
November 1, 2013	146,169 (a)	$—	$767
November 1, 2014	102,387 (e)	634	—
November 1, 2015	113,084 (e)	3,291	—
November 1, 2016 (1)	— (e)	—	—
Total compensation cost		$3,925	$767

Note (1) - As of January 31, 2017, the Company could not determine that achievement of the applicable performance based criteria is probable for the agreements entered into on November 1, 2016 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2016, the Company granted 68,250 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $91.61 per share and will vest on November 1, 2020. On February 9, 2017, the Company granted an aggregate of 15,237 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $88.61 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2017 related to all unvested restricted stock grants totaled 310,700. During the three months ended January 31, 2017, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,700,000 related to restricted stock grants, as compared to $1,866,000 during the three months ended January 31, 2016. The Company had $13.4 million in unrecognized share-based compensation costs as of January 31, 2017, that will be recognized over a weighted average remaining vesting period of approximately 2 years, 4 months.
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
The following table presents earnings per share.

	Three months ended
	January 31, 2017	January 31, 2016
	(in thousands except per share amounts)
Net Income	$23,173	$10,681
Distributed and undistributed (earnings) to unvested restricted stock	(368)	(172)
Distributed and undistributed earnings to common shareholders—Basic	$22,805	$10,509
Weighted average shares outstanding—Basic	22,379	22,206
Weighted average shares outstanding—Diluted	22,379	22,206
Earnings per common share—Basic	$1.02	$0.47
Earnings per common share—Diluted	$1.02	$0.47
NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company holds certain items that are required to be disclosed at fair value, primarily cash equivalents. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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
At January 31, 2017, and October 31, 2016, the fair value of the Company's cash and cash equivalents approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment
On March 12, 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction commenced in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. The Company estimates the total investment in the complex will be approximately $155.0 million. As of January 31, 2017, the Company has spent approximately $147.4 million on the project, including approximately $265,000 of capitalized interest, and we are obligated to spend the remaining $7.6 million during the remainder of fiscal 2017.
As of January 31, 2017, the Company has outstanding commitments totaling $51.2 million related to purchase agreements for future delivery of aircraft. These commitments are expected to be paid as follows: $15.0 million during fiscal 2017, $22.1 million during fiscal 2018, and $14.1 million during fiscal 2019.
Litigation

Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states' antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. The court has consolidated each of the direct purchaser complaints into one case, and each of the indirect purchaser complaints into one case. On October 28, 2016, the plaintiffs filed consolidated, amended complaints in each case, and on November 23, 2016, the plaintiffs filed second amended complaints. On January 27, 2017 the defendants filed motions to dismiss the amended complaints. The lawsuits are in the earliest stages and we intend to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages, interest, costs and attorneys’ fees. The lawsuit is in its earliest stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The complaint seeks treble damages, costs and attorneys’ fees. The lawsuit is in its early stages, and we intend to defend it vigorously. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The Company intends to cooperate fully with the investigative demand. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. We are unable to predict the outcome of the investigative demand at this time.
The Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of currently pending matters, other than those discussed above, should not have a material effect on the Company’s consolidated results of operations or financial position.
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
NOTE 7—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 24, 2015 with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2017 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2017 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, and that provision was utilized during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2017, was $843.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of January 31, and February 20, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $730.3 million of borrowing capacity available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2017, and the related condensed consolidated statements of operations for the three-month periods ended January 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the three-month periods ended January 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and we expressed an unqualified opinion on those consolidated financial statements in our report dated December 15, 2016. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and its subsidiaries as of October 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 23, 2017

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2016.
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
(14) Unfavorable results from currently pending litigation and proceedings, or litigation and proceedings that could arise in the future.

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
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility with the capacity to process 1.25 million chickens per week. During the first quarter of fiscal 2017, the Palestine processing plant processed approximately 134.1 million pounds of dressed poultry meat, as compared to approximately 62.6 million pounds during the first quarter of fiscal 2016. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. Before the complex can reach full production, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
The Company is a party to a revolving credit facility dated April 24, 2015 with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2017 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2017 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2017, was $843.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of January 31, and February 20, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $730.3 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.

EXECUTIVE OVERVIEW OF RESULTS
The Company's margins increased during the first quarter of fiscal 2017 when compared to the same period a year ago, reflecting higher average sales prices and lower grain prices. These results reflect higher dark meat prices during the first quarter of 2017, compared to the first quarter of 2016, as all avian-influenza related export bans that were in place during the first quarter of fiscal 2016, except for China's, have been lifted. Additionally, demand from retail grocery store customers has remained stable, and that stability is reflected in only slightly lower market prices for fresh chicken sold at retail grocery stores compared to last year's first quarter. Market prices for boneless skinless breast meat produced at our plants that produce a larger sized bird were lower during the first quarter of fiscal 2017, as compared to the same quarter a year ago, and while those prices have improved during February, market prices for boneless breast meat reflect continued weakness in demand from food service customers. Demand and market prices for jumbo wings were seasonally strong during the first fiscal quarter.
Grain costs were lower during the first quarter of fiscal 2017 as compared to the same period a year ago. During the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, the average feed cost in broiler flocks processed was 4.9% lower. The Company has priced a portion of its grain needs through the second quarter of fiscal 2017. Had it priced its remaining fiscal year 2017 needs at February 20, 2017 cash market prices, its costs of feed grains would be approximately $57.2 million higher during fiscal 2017 as compared to fiscal 2016.
RESULTS OF OPERATIONS
Net sales for the first quarter ended January 31, 2017 were $688.3 million as compared to $605.2 million for the first quarter ended January 31, 2016, an increase of $83.2 million, or 13.7%. Net sales of poultry products for the first quarter ended January 31, 2017 and 2016, were $647.5 million and $560.7 million, respectively, an increase of $86.8 million, or 15.5%. The increase in net sales of poultry products resulted from a 2.7% increase in the average sales price of poultry products sold and a 12.4% increase in the pounds of poultry products sold. During the first quarter of fiscal 2017, the Company sold 967.2 million pounds of poultry products, up from 860.3 million pounds during the first quarter of fiscal 2016. The increased pounds of poultry products sold resulted from a 12.0% increase in the number of head processed and a 2.8% increase in the average live weight of poultry processed. The new St. Pauls processing facility, which began initial operations in January 2017, sold 8.8 million pounds of poultry products during the first quarter of fiscal 2017, or 0.9% of the Company's total poultry pounds sold during the quarter. The Palestine processing facility, which began initial operations during February 2015, processed 15.3 million head during the first quarter of fiscal 2017, or approximately 11.9% of the Company's total head processed during the period, and sold approximately 133.5 million pounds of poultry products during the first quarter, or 13.8% of the Company's total poultry pounds sold during the period. By comparison, the Palestine facility processed 7.3 million head during the first quarter of fiscal 2016, or approximately 6.4% of the Company's total head processed during the period, and sold approximately 63.0 million pounds of poultry products during the first quarter of fiscal 2016, or approximately 7.3% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products increased during the first quarter of fiscal 2017 as compared to the same quarter of fiscal 2016. When compared to the first quarter of fiscal 2016, Urner Barry average market prices for tenders, jumbo wings and bulk leg quarters increased by 14.9%, 14.3% and 33.1%, respectively, while market prices for boneless breast meat decreased by 4.6%. Average market prices for chill pack products sold to retail grocery store customers decreased 2.7% as compared to the average during the first fiscal quarter of 2016. Net sales of prepared chicken products for the first quarter ended January 31, 2017 and 2016 were $40.8 million and $44.5 million, respectively, or a decrease of 8.2%. This decrease resulted from a 1.4% decrease in the average sales price of prepared chicken products sold and a 6.9% decrease in the pounds of prepared chicken products sold. During the first quarter of fiscal 2017, the Company sold 20.7 million pounds of prepared chicken products, down from 22.3 million pounds during the first quarter of fiscal 2016.
Cost of sales for the first quarter of fiscal 2017 was $606.4 million as compared to $555.1 million during the first quarter of fiscal 2016, an increase of $51.3 million, or 9.3%. Cost of sales of poultry products during the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, was $571.0 million and $515.8 million, respectively, which represents a 1.5% decrease in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the decrease in the average cost of sales of poultry products resulted from a decrease in the cost of feed per pound of broilers processed of $0.0128, or 4.9%, and a $0.0065 per pound decrease in other costs of sales of poultry products.

Poultry Cost of Sales
(In thousands, except per pound data)

	First Quarter 2017			First Quarter 2016			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$15,378		$0.3397	$10,158		$0.2171	$5,220	$0.1226
Feed in broilers processed	245,149		0.2493	224,101		0.2621	21,048	(0.0128)
All other cost of sales	339,972		0.3457	301,159		0.3522	38,813	(0.0065)
Less: Ending Inventory	21,300		0.3925	7,662		0.2415	13,638	0.1510
Total poultry cost of sales	$579,199	(1)	$0.5947	$527,756	(1)	$0.6066	$51,443	$(0.0119)
Pounds:
Beginning Inventory	45,272			46,800
Poultry processed	983,400			855,020
Poultry sold	973,874	(1)		869,987	(1)
Ending Inventory	54,273			31,727
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold decreased by $0.0065 per pound processed, or 1.8%, during this year’s first fiscal quarter compared to the same quarter a year ago, primarily attributable to increased efficiencies realized at the Company's Palestine, Texas facilities as the volume of processed pounds increased, partially offset by inefficiencies at the Company's new St. Pauls, North Carolina facilities, which began initial operations during the first quarter of fiscal 2017. The new facilities' other costs of sales per pound processed will be higher compared to similar complexes until the complex reaches full capacity. Excluding St. Pauls, other costs of sales would have decreased by $0.0095 per pound processed, or 2.7%.
Costs of sales of the Company’s prepared chicken products during the first quarter of fiscal 2017 were $35.4 million as compared to $39.3 million during the same quarter a year ago, a decrease of $3.9 million, or 10.0%, primarily attributable to a 6.9% decrease in the pounds of prepared chicken sold and a 6.8% decrease in the costs per pound of raw material purchases, partially offset by a 3.2% increase in processing costs per pound. The increase in processing costs per pound is primarily attributable to a 9.6% decrease in the Company's prepared chicken pounds processed compared to the first quarter of fiscal 2016.
The Company recorded the value of live broiler inventories on hand at January 31, 2017 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at January 31, 2017 or January 31, 2016.
Selling, general and administrative ("SG&A") costs during the three months ended January 31, 2017 were $46.1 million, an increase of $15.8 million compared to the $30.3 million during the three months ended January 31, 2016. The following table includes the components of SG&A costs for the three months ended January 31, 2017 and 2016.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended January 31, 2017	Three Months Ended January 31, 2016	Increase/(Decrease)
Marketing expense	$8,734	$1,083	$7,651
Start-up expense - St. Pauls	4,022	1,050	2,972
Stock compensation expense	5,607	2,660	2,947
Administrative salaries	8,467	7,811	656
Trainee expense	3,312	2,924	388
All other S,G & A	15,928	14,766	1,162
Total S,G & A	$46,070	$30,294	$15,776
As illustrated in the table above, the majority of the $15.8 million increase in SG&A costs during the first quarter of fiscal 2017 as compared to the same period a year ago resulted from increases in marketing, start-up and stock compensation expenses. The increase in marketing expenses is the result of an advertising campaign launched during the third quarter of fiscal 2016. The change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The change in stock compensation expense is largely attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Note 3 - Stock Compensation Plans" in the notes to our consolidated financial statements.
The Company’s operating income for the three months ended January 31, 2017 was $35.9 million, as compared to an operating income for the three months ended January 31, 2016 of $19.8 million. The increase in operating income for the three months ended January 31, 2017, as compared to the same period a year ago, resulted primarily from a 1.6% increase in average selling prices per pound, a 2.4% decrease in average costs of goods sold per pound and an 11.9% increase in pounds sold.
Interest expense during the first quarter of fiscal 2017 was $0.4 million, as compared to $0.4 million during the same period a year ago.
The Company’s effective tax rate for the three months ended January 31, 2017 was 35.0%, as compared to 44.9% for the three months ended January 31, 2016. During the first fiscal quarter of 2016, the Company took advantage of legislation enacted during the quarter, which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2015 calendar year. The legislation, and the Company's election to accelerate depreciation on these items, resulted in a favorable impact on the Company's cash tax refund, but had an unfavorable effect on tax deductions that are based on levels of pre-tax income, most especially the Internal Revenue Code Section 199 Domestic Production Activities Deduction. Had the Company not elected to take advantage of the legislation, the effective tax rate for the first quarter of fiscal 2016 would have been approximately 35.1%. The Company expects its effective tax rate for the full fiscal 2017 to be approximately 35.0%.
As of January 31, 2017, the Company's long-term deferred income tax liability was $87.7 million as compared to $75.7 million at October 31, 2016, an increase of $12.0 million. This increase is primarily attributable to the Company's decision to take bonus depreciation on qualifying assets placed in service during the quarter. The value of assets placed in service during the quarter is significant due to the start-up of the Company's new St. Pauls, North Carolina facilities.
During the three months ended January 31, 2017, the Company’s net income was $23.2 million, or $1.02 per share. For the three months ended January 31, 2016, the Company’s net income was $10.7 million, or $0.47 per share.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2017 was $478.2 million, and its current ratio, calculated by dividing current assets by current liabilities, was 4.4 to 1. The Company’s working capital and current ratio at October 31, 2016 were $465.1 million and 4.1 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The

Company’s principal sources of liquidity during fiscal 2017 include cash on hand at October 31, 2016, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 24, 2015, with a maximum available borrowing capacity of $750.0 million. As of January 31, and February 20, 2017, the Company had no outstanding draws under the facility and had approximately $19.7 million outstanding in letters of credit, leaving $730.3 million of borrowing capacity available under the facility.
The Company’s cash position at January 31, 2017 and October 31, 2016 consisted of $225.8 million and $234.1 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at January 31, 2017 and October 31, 2016 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by (used in) operating activities during the three months ended January 31, 2017 and 2016, were $37.3 million and $(20.3) million, respectively. Cash flows from operating activities increased by $57.6 million, resulting primarily from a reduction in cash bonuses paid by the Company, which were $30.4 million during the first quarter of 2016, as compared to $0.4 million during the first quarter of 2017. Additionally, an increase in market prices for poultry products and a decrease in the costs of feed grains experienced by the Company during the first three months of fiscal 2017 as compared to the same period in fiscal 2016 benefited cash flows provided by operating activities.
Cash flows used in investing activities during the first three months of fiscal 2017 and 2016 were $46.0 million and $23.0 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2017 were approximately $46.3 million, and included approximately $14.0 million related to progress payments made under purchase agreements for future delivery of new aircraft as described below and $11.7 million related to construction at the St. Pauls, North Carolina complex. Capital expenditures for the first three months of fiscal 2016 were $23.0 million, including approximately $5.4 million for construction of the St. Pauls, North Carolina complex, and approximately $2.4 million for construction of a new office building on the site of the Company's headquarters in Laurel, Mississippi.
Cash flows provided by financing activities during the three months ended January 31, 2017 and 2016 were $0.4 million and $1.7 million, respectively. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
As of February 20, 2017, the Company’s capital budget for fiscal 2017, excluding operating leases and commitments related to the purchase agreements for future delivery of aircraft described below, is expected to be approximately $109.5 million. The 2017 capital budget will be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The Company had $730.3 million available under the revolving line of credit at January 31, 2017. The fiscal 2017 capital budget is expected to include approximately $18.3 million for construction of the Company’s new St. Pauls, North Carolina complex. Excluding the budget for the new construction and the aircraft purchase agreements, the fiscal 2017 capital budget is expected to be approximately $91.2 million. These amounts are estimates and are subject to change as we move through fiscal 2017.
On December 22, 2016, the Company entered into three separate purchase agreements for three new aircraft to be delivered over the next three calendar years. The new aircraft will replace aircraft currently owned by the Company that are scheduled to be retired and removed from service in the ordinary course of business. The agreements require that the Company make periodic payments, with final payments due upon delivery of each aircraft. During the first fiscal quarter of 2017, the Company made payments of $14.0 million under the agreements, and will make payments of an additional $15.0 million during the remaining nine months of fiscal 2017. The Company expects to make payments of approximately $22.1 million and $14.1 million during fiscal 2018 and 2019, respectively. These payments and commitments are not reflected in the capital budget figures described above, and the Company intends to request the banks party to its revolving credit facility described below to exclude the aircraft expenditures from its capital budget limitations as with past aircraft purchases. If the Company is unsuccessful negotiating such an exception, capital budgets will be adjusted to ensure compliance with the capital budget limitations set forth in the revolving credit facility.
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
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's current feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. The Company estimates the total cost of the project will be approximately $155.0 million, and as of January 31, 2017, it has spent approximately $147.4 million, of which $11.7 million was spent during the first three months of fiscal 2017. Before the complex can reach full capacity, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
The Company is a party to a revolving credit facility dated April 24, 2015 with a maximum available borrowing capacity of $750.0 million. The facility has an annual capital expenditure limitation of $100.0 million for fiscal years 2017 through 2020, and permits up to $15.0 million of the unused capital expenditure limitation from the prior fiscal year to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2017 is $115.0 million. The credit facility also permits the Company to spend up to $160.0 million in capital expenditures on the construction of the new poultry complex in St. Pauls, North Carolina, and up to $175.0 million in capital expenditures on the construction of a potential additional new poultry complex, which expenditures are in addition to the annual capital expenditure limits. In addition to the annual capital expenditure limits, the credit facility permits the Company to spend up to $15.0 million in capital expenditures on the acquisition of a new aircraft, which was spent during fiscal 2015 and the first quarter of fiscal 2016. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of either the St. Pauls, North Carolina complex or a second potential new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2017, was $843.9 million. The credit is unsecured and, unless extended, will expire on April 24, 2020. As of January 31, and February 20, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $730.3 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 29, 2015, which is incorporated herein by reference.
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

Critical Accounting Estimates
We consider accounting policies related to allowance for doubtful accounts, inventories, long-lived assets, accrued self-insurance, performance share plans, income taxes and contingencies to be critical accounting estimates. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2016.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2017, the Company purchased approximately 27.5 million bushels of corn and approximately 252,396 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $27.5 million in the first quarter of fiscal 2017. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.5 million.
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

During the first quarter of fiscal 2017, the Company’s average feed cost per pound of broilers processed totaled $0.2493 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0280, based on the quantity of grain used during the first quarter of fiscal 2017. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during the first quarter of fiscal 2017.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first quarter of fiscal 2017:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2017	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	27.5 million bushels	$1.00 per bushel	$27.5 million	$0.0280/lb processed
Soybean meal	252,396 tons	$10.00 per ton	$2.5 million	$0.0025/lb processed
Typically, the Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and the Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At January 31, 2017, the Company had no outstanding debt on its balance sheet.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2017.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states' antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. The court has consolidated each of the direct purchaser complaints into one case, and each of the indirect purchaser complaints into one case. On October 28, 2016, the plaintiffs filed consolidated, amended complaints in each case, and on November 23, 2016, the plaintiffs filed second amended complaints. On January 27, 2017 the defendants filed motions to dismiss the amended complaints. The lawsuits are in the earliest stages and we intend to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages, interest, costs and attorneys’ fees. The lawsuit is in its earliest stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The complaint seeks treble damages, costs and attorneys’ fees. The lawsuit is in its early stages, and we intend to defend it vigorously. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. The Company intends to cooperate fully with the investigative demand. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. We are unable to predict the outcome of the investigative demand at this time.
The Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of currently pending matters, other than those discussed above, should not have a material effect on the Company’s consolidated results of operations or financial position.
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
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, including under the heading “Item 1A: Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2017, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Nov. 1 - Nov. 30, 2016	19,556	$91.61	19,556	1,000,000
Dec. 1 - Dec. 31, 2016	1,859	94.14	1,859	1,000,000
Jan. 1 - Jan. 31, 2017	—	—	—	1,000,000
Total	21,415	$91.83	21,415	1,000,000
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

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
Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2016. (Incorporated by reference to Exhibit 10 filed with the Registrant's Current Report on Form 8-K on January 24, 2016.)
Exhibit 10.2+* Fourth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 19, 2017.

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

SANDERSON FARMS, INC.
(Registrant)

Date: February 23, 2017	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 23, 2017	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10.1+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2016. (Incorporated by reference to Exhibit 10 filed with the Registrant's Current Report on Form 8-K on January 24, 2016.)

10.2+*	Fourth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 19, 2017.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
___________________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.