Form 10-Q
period 2017-04-30
SANDERSON FARMS INC
filed 2017-05-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
___________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,742,508 shares outstanding as of May 22, 2017.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	April 30, 2017	October 31, 2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$246,281	$234,111
Accounts receivable, net	138,532	124,348
Inventories	234,796	220,306
Prepaid expenses and other current assets	42,048	34,559
Total current assets	661,657	613,324
Property, plant and equipment	1,593,910	1,505,596
Less accumulated depreciation	(743,844)	(701,605)
	850,066	803,991
Other assets	7,238	5,385
Total assets	$1,518,961	$1,422,700
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$75,568	$72,774
Dividends payable	5,458	—
Accrued expenses	50,264	57,918
Accrued income taxes	1,855	17,497
Total current liabilities	133,145	148,189
Claims payable and other liabilities	9,080	8,501
Deferred income taxes	97,449	75,748
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,742,508 and 22,693,225 at April 30, 2017 and October 31, 2016, respectively	22,743	22,693
Paid-in capital	135,630	125,855
Retained earnings	1,120,914	1,041,714
Total stockholders’ equity	1,279,287	1,190,262
Total liabilities and stockholders’ equity	$1,518,961	$1,422,700
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net sales	$802,038	$692,089	$1,490,384	$1,297,255
Cost and expenses:
Cost of sales	655,283	578,276	1,261,674	1,133,337
Selling, general and administrative	43,641	40,039	89,711	70,333
	698,924	618,315	1,351,385	1,203,670
Operating Income	103,114	73,774	138,999	93,585
Other income (expense):
Interest income	301	—	496	—
Interest expense	(428)	(420)	(860)	(851)
Other	3	7	5	10
	(124)	(413)	(359)	(841)
Income before income taxes	102,990	73,361	138,640	92,744
Income tax expense	36,047	25,759	48,524	34,461
Net income	$66,943	$47,602	$90,116	$58,283
Earnings per share:
Basic	$2.94	$2.11	$3.96	$2.58
Diluted	$2.94	$2.11	$3.96	$2.58
Dividends per share	$0.24	$0.22	$0.48	$0.44
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended April 30,
	2017	2016
Operating activities
Net income	$90,116	$58,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,920	40,847
Non-cash stock compensation	9,379	9,128
Deferred income taxes	21,701	28,783
Change in assets and liabilities:
Accounts receivable, net	(14,184)	(11,189)
Income taxes	(15,642)	31,490
Inventories	(14,490)	(12,169)
Prepaid expenses and other assets	(7,525)	(3,711)
Accounts payable	6,714	1,407
Accrued expenses and other liabilities	(6,219)	(35,145)
Total adjustments	26,654	49,441
Net cash provided by operating activities	116,770	107,724
Investing activities
Capital expenditures	(96,635)	(67,326)
Net proceeds from sale of property and equipment	319	401
Net cash used in investing activities	(96,316)	(66,925)
Financing activities
Principal payments on long-term debt	—	(10,000)
Payments for debt issuance costs	(2,416)	—
Proceeds from issuance of restricted stock under stock compensation plans	475	771
Payments from issuance of common stock under stock compensation plans	(3,068)	(4,051)
Tax benefit on vesting of restricted stock grants	2,183	3,910
Dividends paid	(5,458)	(4,966)
Net cash used in financing activities	(8,284)	(14,336)
Net change in cash and cash equivalents	12,170	26,463
Cash and cash equivalents at beginning of period	234,111	196,659
Cash and cash equivalents at end of period	$246,281	$223,122
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(5,458)	$(4,966)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2017
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2017.
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
New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued guidance amending the requirements related to accounting for changes to stock compensation awards. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The impact this guidance will have on our consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.
In March 2017, the FASB issued guidance requiring the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item or items as other compensation costs arising from the services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be reported outside of operating income. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30, 2017	October 31, 2016
	(In thousands)
Live poultry-broilers and breeders	$158,590	$143,554
Feed, eggs and other	37,457	40,834
Processed poultry	18,759	15,378
Prepared chicken	13,172	13,640
Packaging materials	6,818	6,900
	$234,796	$220,306
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2016 audited financial statements in the Company's 2016 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and six months ended April 30, 2017 was $3,693,000 and $9,379,000, respectively, as compared to total stock based compensation expense of $6,406,000 and $9,128,000 for the three and six months ended April 30, 2016, respectively.
During the six months ended April 30, 2017, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 5,728 shares of restricted stock at an average price of $98.86 per share instead of a specified percentage of their cash compensation, and the Company issued 1,375 matching restricted shares. During the three and six months ended April 30, 2017, the Company recorded compensation cost for the MSPP shares, included in the total stock based compensation expense above, of $138,000 and $198,000, respectively, as compared to $89,000 and $178,000 during the three and six months ended April 30, 2016, respectively.
During fiscal 2017, 2016 and 2015, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, they are subject to an additional one-year period during which the participant must remain employed by the Company before they are paid out. If the Company's average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. The target number of shares specified in the performance share agreements executed on November 1, 2016 totaled 68,250. As of April 30, 2017, the Company could not determine that achievement of the applicable performance based criteria is probable for the agreements entered into on November 1, 2016 due to the uncertainties discussed below, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2015. During the quarter ended January 31, 2017, the Company determined that achievement of the applicable performance based criteria for the November 1, 2015 agreements is probable at a level between the target and maximum levels. Accordingly, the three and six months ended April 30, 2017 include compensation expense of $1,193,000 and $4,484,000, respectively, in the total stock based compensation expense above, as compared to no compensation expense recorded during the three and six months ended April 30, 2016, related to the agreements entered into on November 1, 2015. As of April 30, 2017, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on

November 1, 2015 totaled 129,025 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining six months of the performance period ending October 31, 2017, and due to potential forfeitures.
The Compensation Committee of the Company's Board of Directors has determined that the performance shares granted as of November 1, 2014 have been earned at a level between the target and maximum levels, subject to the satisfaction of the additional one-year service period ending on October 31, 2017. Accordingly, the three and six months ended April 30, 2017 include compensation expense of $709,000 and $1,343,000, respectively, related to those agreements, as compared to $3,943,000 of compensation expense during the three and six months ended April 30, 2016. There was no compensation expense recorded during the quarter ended January 31, 2016 related to the agreements entered into on November 1, 2014, because management's initial determination of probability was made during the second quarter of fiscal 2016. As of April 30, 2017, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2014 totaled 102,193 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining six months of the service period ending October 31, 2017.
In estimating the compensation expense to record in a period for any outstanding performance share grants, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the two-year performance and one-year service periods the estimated amounts that will be earned with changes made during those periods adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2015 and November 1, 2016 would be earned, an additional $1.1 million and $2.0 million, respectively, would have been accrued as of April 30, 2017.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended		Six months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
November 1, 2013	146,169 (a)	$—	$799	$—	$1,566
November 1, 2014	102,193 (e)	709	3,943	1,343	3,943
November 1, 2015	129,025 (e)	1,193	—	4,484	—
November 1, 2016 (1)	— (e)	—	—	—	—
Total compensation cost		$1,902	$4,742	$5,827	$5,509

Note (1) - As of April 30, 2017, the Company could not determine that achievement of the applicable performance based criteria is probable for the agreements entered into on November 1, 2016 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2016, the Company granted 68,250 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $91.61 per share and will vest on November 1, 2020. On February 9, 2017, the Company granted an aggregate of 15,237 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $88.61 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2017 related to all unvested restricted stock grants totaled 301,229. During the three and six months ended April 30, 2017, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,653,000 and $3,353,000, respectively, related to restricted stock grants, as compared to $1,575,000 and $3,441,000 during the three and six months ended April 30, 2016, respectively. The Company had $13.6 million in unrecognized share-based compensation costs as of April 30, 2017, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 10 months.
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
The following tables present earnings per share.

	Three months ended
	April 30, 2017	April 30, 2016
	(in thousands except per share amounts)
Net Income	$66,943	$47,602
Distributed and undistributed (earnings) to unvested restricted stock	(1,015)	(735)
Distributed and undistributed earnings to common shareholders—Basic	$65,928	$46,867
Weighted average shares outstanding—Basic	22,396	22,226
Weighted average shares outstanding—Diluted	22,396	22,226
Earnings per common share—Basic	$2.94	$2.11
Earnings per common share—Diluted	$2.94	$2.11

	Six months ended
	April 30, 2017	April 30, 2016
	(in thousands except per share amounts)
Net Income	$90,116	$58,283
Distributed and undistributed (earnings) to unvested restricted stock	(1,399)	(919)
Distributed and undistributed earnings to common shareholders—Basic	$88,717	$57,364
Weighted average shares outstanding—Basic	22,387	22,216
Weighted average shares outstanding—Diluted	22,387	22,216
Earnings per common share—Basic	$3.96	$2.58
Earnings per common share—Diluted	$3.96	$2.58

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

At April 30, 2017, and October 31, 2016, the fair value of the Company's cash and cash equivalents approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment
On March 16, 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant, and waste water treatment facility. Construction is expected to commence in the third quarter of fiscal 2017, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. The Company estimates the total investment in the complex will be approximately $200.5 million. As of May 24, 2017, the Company has not entered into any commitments related to the new complex.
As of April 30, 2017, the Company has outstanding commitments totaling $46.2 million related to purchase agreements for future delivery of aircraft. These commitments are expected to be paid as follows: $10.0 million during the remainder of fiscal 2017, $22.1 million during fiscal 2018, and $14.1 million during fiscal 2019.
Litigation
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states' antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. The court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs. On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017 the defendants filed motions to dismiss the amended complaints in all of the cases. These motions are now fully briefed and awaiting decision. The lawsuits are in the earliest stages and we intend to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages, interest, costs and attorneys’ fees. The lawsuit is in an early stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On January 30, 2017, the Company received a letter from a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. He also asserted that certain directors engaged in

“insider sales” from which they improperly benefited. The shareholder also demanded that the Company adopt unspecified corporate governance improvements. On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company’s board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it is in the Company’s best interests to pursue any of the actions asserted in the shareholder’s letter. On April 26, 2017, the special committee reported to the Company’s board of directors its determination that it is not in the Company’s best interests to take any of the demanded actions at this time, and that no governance improvements related to the subject matter of the demand are needed at this time. On May 5, 2017, the special committee’s counsel informed the shareholder’s counsel of the committee’s determination.
As of the date of filing of this report, and to the Company’s knowledge, no legal proceedings related to the shareholder’s demand have been filed. However, we are voluntarily disclosing the existence of the shareholder demand for the sake of completeness, in light of its relationship to the putative antitrust and securities class action lawsuits described above.
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The complaints allege that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The complaints also allege that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The complaints seek treble damages, costs and attorneys’ fees. On April 25, 2017, the Court issued a Joint Order in both cases, in which it stated that it was inclined, pending a hearing, to consolidate the two cases and to order the filing of a consolidated complaint. That hearing is presently scheduled for June 9, 2017. The lawsuits are in their early stages, and we intend to defend them vigorously. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we are unable to predict its outcome at this time.
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
NOTE 7—CREDIT AGREEMENT
The Company entered into a new revolving credit facility on April 28, 2017 to, among other things, increase the available credit to $900.0 million from $750.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The facility also permits capital expenditures up to $200.5 million on the construction of a new poultry complex in and around Tyler, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new further processing complex, and up to $70.0 million on the purchase of three new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2017, was $887.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of April 30, 2017, and May 24, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2017, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management.
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
May 25, 2017

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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, marketing and distribution. The Company’s prepared chicken product line includes approximately 80 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility with the capacity to process 1.25 million chickens per week. During the second quarter of fiscal 2017, the Palestine processing plant processed approximately 129.6 million pounds of dressed poultry meat, as compared to approximately 71.5 million pounds during the second quarter of fiscal 2016. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
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
On March 16, 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. Construction is expected to commence in the third quarter of fiscal 2017, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. At full capacity, the new complex will process 1.25 million chickens per week. Before the complex can become operational, we will need to identify and purchase or lease the necessary sites, obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
The Company entered into a new revolving credit facility on April 28, 2017 to, among other things, increase the available credit to $900.0 million from $750.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The facility also permits capital expenditures up to $200.5 million on the construction of a new poultry complex in and around Tyler, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new further processing complex, and up to $70.0 million on the purchase of three new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2017, was $887.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of April 30, 2017, and May 24, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, which is incorporated herein by reference.
EXECUTIVE OVERVIEW OF RESULTS
The Company's margins improved during the second quarter of fiscal 2017 when compared to the same period a year ago, reflecting higher average sales prices and only slightly higher feed costs per pound of chicken processed. Driving our second quarter results were continued strong demand for chicken at retail grocery stores, increased volume, and improved export markets. In addition to strong demand at retail grocery stores, market prices for chicken wings improved counter-seasonally during the quarter, and market prices for boneless skinless breast meat produced at our plants that produce a larger sized bird moved up during April and have continued that trend into May. The improvement in export markets reflects oil prices that have moved above their previous lows, giving more buying power to those countries heavily dependent on oil revenue to fuel their economy. Additionally, the presence of avian-influenza in Europe has caused some export partners to increase their purchases of chicken from the United States.
While overall prices paid for feed grains were higher during the second quarter of fiscal 2017 as compared to the same period a year ago, feed formulation changes and improved broiler performance partially offset the higher prices. As a result, the average feed cost in broiler flocks processed was essentially flat, increasing by only 0.4%. The Company has priced only a small portion of its grain needs past May 2017. Had it priced its remaining fiscal year 2017 needs at May 23, 2017 cash market prices, its costs of feed grains would be approximately $24.5 million higher during fiscal 2017 as compared to fiscal 2016.
RESULTS OF OPERATIONS
Net sales for the second quarter ended April 30, 2017 were $802.0 million as compared to $692.1 million for the second quarter ended April 30, 2016, an increase of $109.9 million, or 15.9%. Net sales of poultry products for the second quarter ended April 30, 2017 and 2016, were $758.3 million and $647.9 million, respectively, an increase of $110.4 million, or 17.0%. The increase in net sales of poultry products resulted from a 5.0% increase in the average sales price of poultry products sold and an 11.5% increase in the pounds of poultry products sold. During the second quarter of fiscal 2017, the Company sold 1,035.6 million pounds of poultry products, up from 928.9 million pounds during the second quarter of fiscal 2016. The increased pounds of poultry products sold resulted from a 9.0% increase in the number of head processed. The new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 5.5 million head during the second quarter of fiscal 2017, or 4.0% of the Company's total head processed during the period, and sold approximately 47.6 million pounds of poultry products during the second quarter of fiscal 2017, or 4.6% of the Company's total poultry pounds sold during the quarter. The Palestine processing facility, which began initial operations during February 2015, processed approximately 15.1 million head during the second quarter of fiscal 2017, or 11.0% of the Company's total head processed during the period, and sold approximately 131.2 million pounds of poultry products during the second quarter of fiscal 2017, or 12.7% of the Company's total poultry pounds sold during the period. By comparison, the Palestine facility processed approximately 8.4 million head during the second quarter of fiscal 2016, or 6.6% of the Company's total head processed during the period, and sold approximately 72.8 million pounds of poultry products during the second quarter of fiscal 2016, or approximately 7.8% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products increased during the second quarter of fiscal 2017 as compared to the same quarter of fiscal 2016. When compared to the second quarter of fiscal 2016, Urner Barry average market prices for boneless breast meat, tenders, jumbo wings and bulk leg quarters increased by 9.1%, 4.7%, 5.1% and 17.2%, respectively. Average market prices for chicken products sold to retail grocery store customers remained relatively strong during the second quarter of fiscal 2017, and continue to reflect good demand. Net sales of prepared chicken products for the second quarter ended April 30, 2017 and 2016 were $43.8 million and $44.2 million, respectively, or a decrease of 1.0%. This decrease resulted from a 1.2% decrease in the pounds of prepared chicken products sold, partially offset by a slight 0.1% increase in the average sales price of prepared chicken products sold. During the second quarter of fiscal 2017, the Company sold 22.2 million pounds of prepared chicken products, down from 22.4 million pounds during the second quarter of fiscal 2016.
Net sales for the first six months of fiscal 2017 were $1,490.4 million as compared to $1,297.3 million for the first six months of fiscal 2016, an increase of $193.1 million, or 14.9%. Net sales of poultry products for the first six months of fiscal 2017 and 2016 were $1,405.8 million and $1,208.6 million, respectively, an increase of $197.2 million or 16.3%. The increase in net sales of poultry products resulted from an 11.9% increase in the pounds of poultry products sold and a 3.9% increase in the average sales price of poultry products. During the first six months of fiscal 2017, the Company sold 2,002.7 million pounds of poultry products, up from 1,789.2 million pounds during the first six months of fiscal 2016. The increased pounds of poultry products resulted from a 10.4% increase in the number of head processed and a 1.3% increase in the average live weight of poultry processed. During the first half of fiscal 2017, the new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 6.0 million head, or 2.3% of the Company's total head processed during the period, and sold approximately 56.4 million pounds of poultry products, or 2.8% of the Company's total poultry pounds sold during the period. During the first half of fiscal 2017, the Palestine processing facility, which began initial operations during February 2015, processed approximately 30.3 million head, or 11.4% of the Company's total head processed during the period, and sold approximately 264.8 million pounds of poultry products, or 13.2% of the Company's total poultry pounds sold during the period. By comparison, during the first half of fiscal 2016, the Palestine facility processed approximately 15.7 million head, or 6.5% of the Company's total head processed during the period, and sold approximately 135.7 million pounds of poultry products, or 7.6% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products increased during the first half of fiscal 2017 as compared to the same period during fiscal 2016. When compared to the first half of fiscal 2016, Urner Barry average market prices for boneless breast meat, tenders, jumbo wings and bulk leg quarters increased by 2.3%, 8.5%, 9.4% and 23.5%, respectively. Average market prices for chicken products sold to retail grocery store customers remained relatively strong during the first half of fiscal 2017, and continue to reflect good demand. Net sales of prepared chicken products for the six months ended April 30, 2017 and 2016 were $84.6 million and $88.7 million, respectively, or a decrease of 4.6%. This decrease resulted from a 4.0% decrease in the pounds of prepared chicken products sold and a 0.6% decrease in the average sales price of prepared chicken products sold. During the first six months of fiscal 2017, the Company sold 42.9 million pounds of prepared chicken products, down from 44.7 million pounds during the first six months of fiscal 2016.
Cost of sales for the second quarter of fiscal 2017 was $655.3 million as compared to $578.3 million during the second quarter of fiscal 2016, an increase of $77.0 million, or 13.3%. Cost of sales of poultry products during the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016, was $616.3 million and $538.0 million, respectively, which represents a 2.8% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase in the average cost of sales of poultry products resulted from a $0.0154 per pound increase in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0009, or 0.4%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Second Quarter 2017			Second Quarter 2016			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$21,300		$0.3925	$7,662		$0.2415	$13,638	$0.1510
Feed in broilers processed	259,906		0.2549	240,225		0.2540	19,681	0.0009
All other cost of sales	353,926		0.3471	313,716		0.3317	40,210	0.0154
Less: Ending Inventory	18,758		0.3822	12,229		0.3094	6,529	0.0728
Total poultry cost of sales	$616,374	(1) (2)	$0.6018	$549,374	(1)	$0.5860	$67,000	$0.0158
Pounds:
Beginning Inventory	54,273			31,727
Poultry processed	1,019,655	(2)		945,772
Poultry sold	1,024,246	(1) (2)		937,576	(1)
Ending Inventory	49,080			39,528
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February. Under the terms of the agreement, the Company will purchase, process and sell chickens grown by House of Raeford Farms through mid-December 2017. During the second quarter of fiscal 2017, the Company processed and sold approximately 17.1 million pounds of chicken as a result of this agreement. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this chart. Under this agreement, the Company estimates it will process approximately 20.2 million pounds during the third quarter of fiscal 2017, 26.3 million pounds during the fourth quarter of fiscal 2017 and 12.4 million pounds during the first quarter of fiscal 2018.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased by $0.0154 per pound processed, or 4.6%, during this year’s second fiscal quarter compared to the same quarter a year ago, primarily attributable to relative inefficiencies at the Company's new St. Pauls, North Carolina facilities, which began initial operations during the first quarter of fiscal 2017, partially offset by increased efficiencies realized at the Company's Palestine, Texas facilities as the volume of pounds processed at that facility increased. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the complex reaches full capacity. Excluding St. Pauls, other costs of sales would have increased by $0.0083 per pound processed, or 2.5%.
Costs of sales of the Company’s prepared chicken products during the second quarter of fiscal 2017 were $39.0 million as compared to $40.3 million during the same quarter a year ago, a decrease of $1.3 million, or 3.2%, primarily attributable to a 1.2% decrease in the pounds of prepared chicken sold and a 2.1% decrease in the average costs per pound of prepared chicken sold.
Cost of sales for the first six months of fiscal 2017 was $1,261.7 million as compared to $1,133.3 million during the first six months of fiscal 2016, an increase of $128.3 million, or 11.3%. Cost of sales of poultry products during the first six months of fiscal 2017, as compared to the first six months of fiscal 2016, was $1,187.4 million and $1,053.8 million, respectively, which represents a 0.7% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase resulted from a $0.0050 per pound increase in other costs of sales of poultry products, partially offset by a decrease in the cost of feed per pound of broilers processed of $0.0057, or 2.2%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Six Months Ended April 30, 2017			Six Months Ended April 30, 2016			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$15,378		$0.3397	$10,158		$0.2171	$5,220	$0.1226
Feed in broilers processed	505,054		0.2521	464,326		0.2578	40,728	(0.0057)
All other cost of sales	693,899		0.3464	614,875		0.3414	79,024	0.0050
Less: Ending Inventory	18,758		0.3822	12,229		0.3094	6,529	0.0728
Total poultry cost of sales	$1,195,573	(1) (2)	$0.5983	$1,077,130	(1)	$0.5959	$118,443	$0.0024
Pounds:
Beginning Inventory	45,272			46,800
Poultry processed	2,003,055	(2)		1,800,792
Poultry sold	1,998,120	(1) (2)		1,807,563	(1)
Ending Inventory	49,080			39,528
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February. Under the terms of the agreement, the Company will purchase, process and sell chickens grown by House of Raeford Farms through mid-December 2017. During the six months ended April 30, 2017, the Company processed and sold approximately 17.1 million pounds of chicken as a result of this agreement. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this chart. Under this agreement, the Company estimates it will process approximately 20.2 million pounds during the third quarter of fiscal 2017, 26.3 million pounds during the fourth quarter of fiscal 2017 and 12.4 million pounds during the first quarter of fiscal 2018.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased by $0.0050 per pound processed, or 1.5%, during the first six months of fiscal 2017 as compared to the same period a year ago, primarily attributable to relative inefficiencies at the Company's new St. Pauls, North Carolina facilities, which began initial operations during the first quarter of fiscal 2017, partially offset by increased efficiencies realized at the Company's Palestine, Texas facilities as the volume of pounds processed at that facility increased. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the complex reaches full capacity. Excluding St. Pauls, other costs of sales would have been essentially flat.
Costs of sales of the Company’s prepared chicken products during the first six months of fiscal 2017 were $74.3 million as compared to $79.5 million during the same period a year ago, a decrease of $5.2 million, or 6.6%, primarily attributable to a 4.0% decrease in the pounds of prepared chicken sold and a 2.6% decrease in the average costs per pound of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at April 30, 2017 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at April 30, 2017 or April 30, 2016.
Selling, general and administrative ("SG&A") costs during the second quarter of fiscal 2017 were $43.6 million, an increase of $3.6 million compared to the $40.0 million during the second quarter of fiscal 2016. SG&A costs during the six months ended April 30, 2017 were $89.7 million, an increase of $19.4 million compared to the $70.3 million during the six months ended April 30, 2016. The following tables include the components of SG&A costs for the three and six months ended April 30, 2017 and 2016.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016	Increase/(Decrease)
Administrative salaries	$8,811	$8,139	$672
Marketing expense	8,775	7,235	1,540
Trainee expense	3,910	2,895	1,015
Stock compensation expense	3,580	6,301	(2,721)
Legal expenses	2,245	391	1,854
Start-up expense (St. Pauls)	—	1,462	(1,462)
All other SG&A	16,320	13,616	2,704
Total SG&A	$43,641	$40,039	$3,602

As illustrated in the table above, the majority of the $3.6 million increase in SG&A costs during the second quarter of fiscal 2017 as compared to the same period a year ago resulted from increases in legal, marketing, trainee and all other SG&A expenses, partially offset by decreases in start-up and stock compensation expenses. The increase in legal expenses is primarily attributable to our ongoing defense of the litigation described in "Part II Other Information, Item 1. Legal Proceedings" of this Form 10-Q. The increase in marketing expenses is the result of an advertising campaign launched during the third quarter of fiscal 2016, the increase in trainee expense is attributable to an increase in trainee staff, and the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The change in stock compensation expense is largely attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Note 3 - Stock Compensation Plans" in the notes to our consolidated financial statements.

Selling, General and Administrative Costs
(in thousands)

Description	Six Months Ended April 30, 2017	Six Months Ended April 30, 2016	Increase/(Decrease)
Marketing expense	$17,509	$8,318	$9,191
Administrative salaries	17,279	15,929	1,350
Stock compensation expense	9,187	8,961	226
Trainee expense	7,222	5,819	1,403
Start-up expense (St. Pauls)	4,022	2,512	1,510
Legal expenses	3,801	893	2,908
All other SG&A	30,691	27,901	2,790
Total SG&A	$89,711	$70,333	$19,378
As illustrated in the table above, the majority of the $19.4 million increase in SG&A costs during the first six months of fiscal 2017 as compared to the same period a year ago resulted from increases in marketing, legal and all other SG&A expenses. The increase in legal expenses is primarily attributable to our ongoing defense of the litigation described in "Part II Other Information, Item 1. Legal Proceedings" of this Form 10-Q. The increase in marketing expenses is the result of an advertising campaign launched during the third quarter of fiscal 2016, and the increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs.
The Company’s operating income for the three and six months ended April 30, 2017 was $103.1 million and $139.0 million, respectively, as compared to an operating income for the three and six months ended April 30, 2016 of $73.8 million and $93.6 million, respectively. The increase in operating income for the three months ended April 30, 2017, as compared to the same period a year ago, resulted primarily from higher average selling prices during the three months ended April 30, 2017, and an

11.2% increase in pounds sold during the same comparative period. The increase in operating income for the six months ended April 30, 2017, as compared to the same period a year ago, resulted primarily from higher average selling prices during the six months ended April 30, 2017, and an 11.5% increase in pounds sold during the same comparative period.
Interest expense during the second quarter and first six months of fiscal 2017 was $0.4 million and $0.9 million, respectively, as compared to $0.4 million and $0.9 million, respectively, during the same period a year ago.
The Company’s effective tax rate for each of the three and six months ended April 30, 2017 was 35.0%, as compared to 35.1% and 37.2%, respectively, for the three and six months ended April 30, 2016. During the first fiscal quarter of 2016, the Company took advantage of legislation enacted during the quarter, which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2015 calendar year. The legislation, and the Company's election to accelerate depreciation on these items, resulted in a favorable impact on the Company's cash tax refund, but had an unfavorable effect on tax deductions that are based on levels of pre-tax income, most especially the Internal Revenue Code Section 199 Domestic Production Activities Deduction. Had the Company not elected to take advantage of the legislation, the effective tax rate for the first six months of fiscal 2016 would have been approximately 35.1%. The Company expects its effective tax rate for the full fiscal 2017 to be approximately 35.0%.
As of April 30, 2017, the Company's long-term deferred income tax liability was $97.4 million as compared to $75.7 million at October 31, 2016, an increase of $21.7 million. This increase is primarily attributable to the Company's decision to take bonus depreciation on qualifying assets placed in service during the first six months of fiscal 2017. The value of assets placed in service during the first half of fiscal 2017 is significant due to the start-up of the Company's new St. Pauls, North Carolina facilities.
During the three and six months ended April 30, 2017, the Company’s net income was $66.9 million, or $2.94 per share, and $90.1 million, or $3.96 per share, respectively. For the three and six months ended April 30, 2016, the Company’s net income was $47.6 million, or $2.11 per share, and $58.3 million, or $2.58 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2017 was $528.5 million, and its current ratio, calculated by dividing current assets by current liabilities, was 5.0 to 1. The Company’s working capital and current ratio at October 31, 2016 were $465.1 million and 4.1 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2017 include cash on hand at October 31, 2016, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 28, 2017, with a maximum available borrowing capacity of $900.0 million. As of April 30, and May 24, 2017, the Company had no outstanding draws under the facility and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility.
The Company’s cash position at April 30, 2017 and October 31, 2016 consisted of $246.3 million and $234.1 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at April 30, 2017 and October 31, 2016 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the six months ended April 30, 2017 and 2016, were $116.8 million and $107.7 million, respectively. Cash flows from operating activities increased by $9.1 million, resulting primarily from a reduction in cash bonuses paid by the Company, which were $30.4 million during the first six months of fiscal 2016, as compared to $0.4 million during the first six months of fiscal 2017. Additionally, an increase in market prices for poultry products during the first six months of fiscal 2017 as compared to the same period in fiscal 2016 benefited cash flows provided by operating activities. Partially offsetting the increases in operating cash flows outlined above was a net increase of $70.0 million in cash paid for income taxes during the first six months of fiscal 2017, as compared to the same period in fiscal 2016. During the first six months of fiscal 2017, the Company paid approximately $40.3 million in income taxes compared to approximately $29.7 million in net cash received from income taxes during the first six months of fiscal 2016.
Cash flows used in investing activities during the first six months of fiscal 2017 and 2016 were $96.3 million and $66.9 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2017 were approximately $96.6 million, and included approximately $19.0 million related to progress payments made under purchase agreements for future delivery of new aircraft as described below and $24.2 million related to construction at the St. Pauls, North Carolina complex.

Capital expenditures for the first six months of fiscal 2016 were $67.3 million, including approximately $23.6 million for construction of the St. Pauls, North Carolina complex, and approximately $5.0 million for construction of a new office building on the site of the Company's headquarters in Laurel, Mississippi.
Cash flows used in financing activities during the six months ended April 30, 2017 and 2016 were $8.3 million and $14.3 million, respectively. During the six months ended April 30, 2016, the Company made the final of five $10.0 million annual installments on its Farm Credit Services term loan, and during the six months ended April 30, 2017, the Company paid approximately $2.4 million in debt issuance costs to renegotiate its revolving credit facility described below. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
As of May 22, 2017, the Company’s capital budget for fiscal 2017, excluding operating leases and construction-related items for the Lindale, Mineola and Smith County, Texas facilities, is approximately $156.9 million. The 2017 capital budget will be funded by cash on-hand at October 31, 2016, internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The Company had $880.3 million available under the revolving line of credit at April 30, 2017. The fiscal 2017 capital budget includes $29.0 million for commitments related to the purchase agreements for future delivery of aircraft described below, approximately $18.2 million for construction of the Company’s new St. Pauls, North Carolina complex and $10.5 million for expansion at the Company's prepared chicken facility in Flowood, Mississippi. Excluding the budget for the aircraft commitments, St. Pauls, North Carolina construction and the prepared chicken facility expansion, the fiscal 2017 capital budget is approximately $99.2 million. These amounts are estimates and are subject to change as we move through fiscal 2017.
On December 22, 2016, the Company entered into three separate purchase agreements for three new aircraft to be delivered over the next three calendar years. The new aircraft will replace aircraft currently owned by the Company that are scheduled to be retired and removed from service in the ordinary course of business. The agreements require that the Company make periodic payments, with final payments due upon delivery of each aircraft. During the first six months of fiscal 2017, the Company made payments of $19.0 million under the agreements, and will make payments of an additional $10.0 million during the remaining six months of fiscal 2017. The Company expects to make payments of approximately $22.1 million and $14.1 million during fiscal 2018 and 2019, respectively. These payments and commitments are not reflected in the capital budget figures described above, and during the recent negotiation of the revolving credit facility, the Company was successful in its request that the banks party to the facility exclude the aircraft expenditures from its capital budget limitations as with past aircraft purchases.
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
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's current feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. As of April 30, 2017, the Company has spent approximately $159.9 million on the project, of which $24.2 million was spent during the first six months of fiscal 2017. Before the complex can reach full capacity, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
On March 16, 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. Construction is expected to commence in the third quarter of fiscal 2017, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. The Company estimates the total investment in the complex will be approximately $200.5 million, and as of April 30, 2017, it has spent approximately $7.1 million on the initial stages of the project. At full capacity, the new complex will process 1.25 million chickens per week. Before the complex can become operational, we will need to identify and purchase or lease the necessary sites, obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

The Company entered into a new revolving credit facility on April 28, 2017 to, among other things, increase the available credit to $900.0 million from $750.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The facility also permits capital expenditures up to $200.5 million on the construction of a new poultry complex in and around Tyler, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new further processing complex, and up to $70.0 million on the purchase of three new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2017, was $887.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of April 30, 2017 and May 24, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, which is incorporated herein by reference.
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

New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued guidance amending the requirements related to accounting for changes to stock compensation awards. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The impact this guidance will have on our consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.

In March 2017, the FASB issued guidance requiring the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item or items as other compensation costs arising from the services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be reported outside of operating income. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2017, the Company purchased approximately 26.6 million bushels of corn and approximately 245,776 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $26.6 million in the second quarter of fiscal 2017. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.5 million.
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

During the second quarter of fiscal 2017, the Company’s average feed cost per pound of broilers processed totaled $0.2549 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0261, based on the quantity of grain used during the second quarter of fiscal 2017. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during the second quarter of fiscal 2017.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second quarter of fiscal 2017:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2017	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	26.6 million bushels	$1.00 per bushel	$26.6 million	$0.0261/lb processed
Soybean meal	245,776 tons	$10.00 per ton	$2.5 million	$0.0025/lb processed
Typically, the Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. At April 30, 2017, the Company had no outstanding debt on its balance sheet.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2017.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states' antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. The court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs. On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017 the defendants filed motions to dismiss the amended complaints in all of the cases. These motions are now fully briefed and awaiting decision. The lawsuits are in the earliest stages and we intend to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages, interest, costs and attorneys’ fees. The lawsuit is in an early stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On January 30, 2017, the Company received a letter from a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. He also asserted that certain directors engaged in “insider sales” from which they improperly benefited. The shareholder also demanded that the Company adopt unspecified corporate governance improvements. On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company’s board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it is in the Company’s best interests to pursue any of the actions asserted in the shareholder’s letter. On April 26, 2017, the special committee reported to the Company’s board of directors its determination that it is not in the Company’s best interests to take any of the demanded actions at this time, and that no governance improvements related to the subject matter of the demand are needed at this time. On May 5, 2017, the special committee’s counsel informed the shareholder’s counsel of the committee’s determination.
As of the date of filing of this report, and to the Company’s knowledge, no legal proceedings related to the shareholder’s demand have been filed. However, we are voluntarily disclosing the existence of the shareholder demand for the sake of completeness, in light of its relationship to the putative antitrust and securities class action lawsuits described above.
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The complaints allege that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The complaints also allege that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The complaints seek treble damages, costs and attorneys’ fees. On April 25, 2017, the Court issued a Joint Order in both cases, in which it stated that it was inclined, pending a hearing, to consolidate the two cases and to order the filing of a consolidated complaint. That hearing is presently scheduled for June 9, 2017. The lawsuits are in their early stages, and we intend to defend them vigorously. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, including under the heading “Item 1A. Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2017, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Feb. 1 - Feb. 28, 2017	10,529	$92.22	10,529	1,000,000
Mar. 1 - Mar. 31, 2017	1,258	103.84	1,258	1,000,000
Apr. 1 - Apr. 30, 2017	—	—	—	1,000,000
Total	11,787	$93.46	11,787	1,000,000
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

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
Exhibit 10.1 Credit Agreement dated April 28, 2017 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as agent for the banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)
Exhibit 10.2 Guaranty Agreement dated April 28, 2017 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: May 25, 2017	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 25, 2017	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

10.1
Credit Agreement dated April 28, 2017 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as agent for the banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)

10.2
Guaranty Agreement dated April 28, 2017 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)

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