Form 10-Q
period 2017-07-31
SANDERSON FARMS INC
filed 2017-08-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,744,422 shares outstanding as of August 21, 2017.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	July 31, 2017	October 31, 2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$398,270	$234,111
Accounts receivable, net	151,004	124,348
Inventories	256,135	220,306
Prepaid expenses and other current assets	41,265	34,559
Total current assets	846,674	613,324
Property, plant and equipment	1,625,671	1,505,596
Less accumulated depreciation	(765,069)	(701,605)
	860,602	803,991
Other assets	7,416	5,385
Total assets	$1,714,692	$1,422,700
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$79,027	$72,774
Dividends payable	5,459	—
Accrued expenses	83,278	57,918
Accrued income taxes	48,606	17,497
Total current liabilities	216,370	148,189
Claims payable and other liabilities	9,480	8,501
Deferred income taxes	95,333	75,748
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,744,422 and 22,693,225 at July 31, 2017 and October 31, 2016, respectively	22,744	22,693
Paid-in capital	138,552	125,855
Retained earnings	1,232,213	1,041,714
Total stockholders’ equity	1,393,509	1,190,262
Total liabilities and stockholders’ equity	$1,714,692	$1,422,700
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Net sales	$931,901	$727,991	$2,422,285	$2,025,246
Cost and expenses:
Cost of sales	692,585	598,563	1,954,259	1,731,900
Selling, general and administrative	62,036	44,565	151,747	114,898
	754,621	643,128	2,106,006	1,846,798
Operating Income	177,280	84,863	316,279	178,448
Other income (expense):
Interest income	327	77	823	77
Interest expense	(515)	(428)	(1,375)	(1,279)
Other	3	9	8	19
	(185)	(342)	(544)	(1,183)
Income before income taxes	177,095	84,521	315,735	177,265
Income tax expense	61,261	29,805	108,861	64,266
Net income	$115,834	$54,716	$206,874	$112,999
Earnings per share:
Basic	$5.09	$2.42	$9.10	$5.01
Diluted	$5.09	$2.42	$9.10	$5.01
Dividends per share	$0.24	$0.22	$0.72	$0.66
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended July 31,
	2017	2016
Operating activities
Net income	$206,874	$112,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,055	62,334
Non-cash stock compensation	13,412	12,472
Provision for losses on accounts receivable	80	—
Deferred income taxes	19,585	27,706
Tax benefit on vesting of restricted stock grants	1,507	3,910
Change in assets and liabilities:
Accounts receivable, net	(26,736)	(5,703)
Income taxes	31,109	28,648
Inventories	(35,829)	(28,924)
Prepaid expenses and other assets	(7,181)	(4,053)
Accounts payable	7,655	10,693
Accrued expenses and other liabilities	26,600	(25,079)
Total adjustments	103,257	82,004
Net cash provided by operating activities	310,131	195,003
Investing activities
Capital expenditures	(130,617)	(126,067)
Net proceeds from sale of property and equipment	409	451
Net cash used in investing activities	(130,208)	(125,616)
Financing activities
Principal payments on long-term debt	—	(10,000)
Payments for debt issuance costs	(2,416)	—
Proceeds from issuance of restricted stock under stock compensation plans	732	1,020
Payments from issuance of common stock under stock compensation plans	(3,164)	(4,153)
Dividends paid	(10,916)	(9,933)
Net cash used in financing activities	(15,764)	(23,066)
Net change in cash and cash equivalents	164,159	46,321
Cash and cash equivalents at beginning of period	234,111	196,659
Cash and cash equivalents at end of period	$398,270	$242,980
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(5,459)	$(4,967)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2017
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2017.
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
New Accounting Pronouncements
During the quarter ended July 31, 2017, the Company early-adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The provisions of this update that materially affected our consolidated financial statements, or could potentially materially affect them in the future, require all income tax effects of stock awards to be recognized in the statement of operations during the period the awards vest or are settled, rather than recording excess tax benefits or deficiencies in additional paid-in capital, and require the related amounts to be presented as operating activities on the statement of cash flows, rather than financing activities. During the period of adoption, the standard requires the Company to account for the transactions as if the standard had been adopted on the first day of the fiscal year in which it was adopted. As a result of adoption, our income tax expense for the nine months ended July 31, 2017, was reduced by approximately $952,000 from excess tax benefits, approximately $676,000 of which were previously recorded as additional paid-in-capital during our first quarter of fiscal 2017. The Company was required to apply that provision of the standard prospectively, but as if the adoption occurred as of the beginning of fiscal 2017. As a result, since $924,000 of the $952,000 income tax benefit relates to transactions that occurred during the first half of fiscal 2017, that $924,000 is not reflected in the statement of operations for the three months ended July 31, 2017, but is reflected in the statement of operations for the nine months ended July 31, 2017. Additionally, excess tax benefits are now presented as operating activities on the statement of cash flows, rather than financing activities. The Company chose to apply that provision retrospectively, and as a result, reclassified approximately $3.9 million of excess tax benefits recognized during the nine months ended July 31, 2016, from financing activities to operating activities. Additional provisions from this guidance relate to accounting for forfeitures and the presentation of an employee's use of shares to satisfy the employer's statutory tax withholding obligations. Adoption of those two provisions did not have a material effect on our consolidated financial statements. The Company has elected to account for forfeitures as they occur, rather than estimating forfeitures when determining the amount of compensation cost to recognize each period. The Company will continue to present employees' use of shares to satisfy our statutory withholding obligations as financing activities on the statement of cash flows.
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
In May 2014, the FASB issued guidance changing the criteria for recognizing revenue, which was amended in 2015 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements. Although we are still evaluating the impact, we do not currently expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	July 31, 2017	October 31, 2016
	(In thousands)
Live poultry-broilers and breeders	$166,713	$143,554
Feed, eggs and other	38,350	40,834
Processed poultry	30,269	15,378
Prepared chicken	14,364	13,640
Packaging materials	6,439	6,900
	$256,135	$220,306
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2016 audited financial statements in the Company's 2016 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and nine months ended July 31, 2017 was $4,034,000 and $13,412,000, respectively, as compared to total stock based compensation expense of $3,344,000 and $12,472,000 for the three and nine months ended July 31, 2016, respectively.
During the nine months ended July 31, 2017, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 7,945 shares of restricted stock at an average price of $103.55 per share instead of a specified percentage of their cash compensation, and the Company issued 1,903 matching restricted shares. During the three and nine months ended July 31, 2017, the Company recorded compensation cost for the MSPP shares, included in the total stock based compensation expense above, of $99,000 and $297,000, respectively, as compared to $59,000 and $237,000 during the three and nine months ended July 31, 2016, respectively.
During fiscal 2017, 2016 and 2015, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, they are subject to an additional one-year period during which the participant must remain employed by the Company before they are paid out. If the Company's average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. The target number of shares specified in the performance share agreements executed on November 1, 2016 totaled 68,350. As of July 31, 2017, the Company could not determine that achievement of the applicable performance based criteria is probable for the agreements entered into on November 1, 2016 due to the uncertainties discussed below, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2015. During the quarter ended January 31, 2017, the Company determined that achievement of the applicable performance based criteria for the November 1, 2015 agreements is probable at a level between the target and maximum levels. Accordingly, the three and nine months ended July 31, 2017 include compensation expense of $1,249,000 and $5,733,000, respectively, in the total stock based compensation expense above, as compared to no compensation expense recorded during the three and nine months ended July 31, 2016, related to the agreements entered into on November 1, 2015. As of July 31, 2017, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2015 totaled 141,401 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining three months of the performance period ending October 31, 2017, and due to potential forfeitures.
The Compensation Committee of the Company's Board of Directors has determined that the performance shares granted as of November 1, 2014 have been earned at a level between the target and maximum levels, subject to the satisfaction of the additional one-year service period ending on October 31, 2017. Accordingly, the three and nine months ended July 31, 2017 include compensation expense of $722,000 and $2,065,000, respectively, related to those agreements, as compared to compensation expense of $998,000 and $4,941,000, respectively, during the three and nine months ended July 31, 2016. As of July 31, 2017, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2014 totaled 102,193 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining three months of the service period ending October 31, 2017.
In estimating the compensation expense to record in a period for any outstanding performance share grants, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company’s commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements. The accounting for these arrangements requires the Company to accrue over the two-year performance and one-year service periods the estimated amounts that will be earned with changes made during those periods adjusted using the cumulative catch up method. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2015 and November 1, 2016 would be earned, an additional $0.8 million and $3.0 million, respectively, would have been accrued as of July 31, 2017.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended		Nine months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
November 1, 2013	146,169 (a)	$—	$800	$—	$2,366
November 1, 2014	102,193 (e)	722	998	2,065	4,941
November 1, 2015	141,401 (e)	1,249	—	5,733	—
November 1, 2016 (1)	— (e)	—	—	—	—
Total compensation cost		$1,971	$1,798	$7,798	$7,307

Note (1) - As of July 31, 2017, the Company could not determine that achievement of the applicable performance based criteria is probable for the agreements entered into on November 1, 2016 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2016, the Company granted 68,350 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $91.61 per share and will vest on November 1, 2020. On February 9, 2017, the Company granted an aggregate of 15,237 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $88.61 per share and vests one, two or three years from the date of grant. The

Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2017 related to all unvested restricted stock grants totaled 301,229. During the three and nine months ended July 31, 2017, the Company recorded compensation cost, included in the total stock based compensation expense above, of $1,964,000 and $5,317,000, respectively, related to restricted stock grants, as compared to $1,487,000 and $4,928,000 during the three and nine months ended July 31, 2016, respectively. The Company had $12.3 million in unrecognized share-based compensation costs as of July 31, 2017, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 7 months.
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
The following tables present earnings per share.

	Three months ended
	July 31, 2017	July 31, 2016
	(in thousands except per share amounts)
Net Income	$115,834	$54,716
Distributed and undistributed (earnings) to unvested restricted stock	(1,755)	(838)
Distributed and undistributed earnings to common shareholders—Basic	$114,079	$53,878
Weighted average shares outstanding—Basic	22,399	22,232
Weighted average shares outstanding—Diluted	22,399	22,232
Earnings per common share—Basic	$5.09	$2.42
Earnings per common share—Diluted	$5.09	$2.42

	Nine months ended
	July 31, 2017	July 31, 2016
	(in thousands except per share amounts)
Net Income	$206,874	$112,999
Distributed and undistributed (earnings) to unvested restricted stock	(3,186)	(1,765)
Distributed and undistributed earnings to common shareholders—Basic	$203,688	$111,234
Weighted average shares outstanding—Basic	22,391	22,221
Weighted average shares outstanding—Diluted	22,391	22,221
Earnings per common share—Basic	$9.10	$5.01
Earnings per common share—Diluted	$9.10	$5.01

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
At July 31, 2017, and October 31, 2016, the fair value of the Company's cash and cash equivalents approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment
On March 16, 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant, and waste water treatment facility. The Company entered the initial phases of this project during the third quarter of fiscal 2017, construction is expected to commence during the fourth quarter of fiscal 2017, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. The Company estimates the total investment in the complex will be approximately $200.5 million. As of August 21, 2017, the Company has entered into commitments totaling approximately $5.0 million related to the new complex.
As of July 31, 2017, the Company has outstanding commitments totaling $41.2 million related to purchase agreements for future delivery of aircraft. These commitments are expected to be paid as follows: $5.0 million during the remainder of fiscal 2017, $22.1 million during fiscal 2018, and $14.1 million during fiscal 2019.
Litigation
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states' antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. As detailed below, the court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs.
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases. These motions are now fully briefed and awaiting decision. The lawsuits are in the earliest stages and we intend to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On June 29, 2017, the defendants filed a motion to dismiss the amended complaint, and on August 15, 2017, the plaintiffs filed their response. The lawsuit is in an early stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint. The Company disputes the allegations in the complaint and amended complaint, will vigorously defend itself in the litigation, and intends to move to dismiss the amended complaint in its motion filed on or before the September 13, 2017 due date; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company's reputation and marketing program could be materially, adversely affected.
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
NOTE 7—CREDIT AGREEMENT
The Company entered into a new revolving credit facility on April 28, 2017 to, among other things, increase the available credit to $900.0 million from $750.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The facility also permits capital expenditures up to $200.5 million on the construction of a new poultry complex in and around Tyler, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2017, was $954.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of July 31, 2017, and August 23, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2017, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management.
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
August 24, 2017

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
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility with the capacity to process 1.25 million chickens per week. During the third quarter of fiscal 2017, the Palestine processing plant processed approximately 136.8 million pounds of dressed poultry meat, as compared to approximately 93.7 million pounds during the third quarter of fiscal 2016.
On March 12, 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. During the third quarter of fiscal 2017, the St. Pauls processing plant processed approximately 76.4 million pounds of dressed poultry meat, as compared to 46.2 million pounds during the second quarter of fiscal 2017 and 4.0 million pounds during the first quarter of fiscal 2017. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
On March 16, 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. The Company entered the initial phases of this project during the third quarter of fiscal 2017, construction is expected to commence during the fourth quarter of fiscal 2017, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. At full capacity, the complex will process 1.25 million chickens per week. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
The Company entered into a new revolving credit facility on April 28, 2017 to, among other things, increase the available credit to $900.0 million from $750.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The facility also permits capital expenditures up to $200.5 million on the construction of a new poultry complex in and around Tyler, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2017, was $954.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of July 31, 2017, and May 24, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, which is incorporated herein by reference.
EXECUTIVE OVERVIEW OF RESULTS
The Company's margins improved significantly during the third quarter of fiscal 2017, when compared to the same period a year ago, reflecting higher average sales prices and slightly lower feed costs per pound of chicken processed. Driving our third quarter results were improved market prices for products sold to food service customers, continued strong demand for chicken at retail grocery stores, stable demand from the export markets, and increased volume. Demand from food service customers improved compared to the third quarter of fiscal 2016, primarily from local chain concepts and restaurants that focus on chicken wings. As a result, market prices for boneless skinless breast meat, tenders and jumbo wings moved higher during the third quarter of fiscal 2017, when compared to the second quarter of fiscal 2017. We believe that the counter-seasonal increase in market prices for jumbo wings is also driven by the growing number of wing-focused restaurants.
While overall prices paid for feed grains were higher during the third quarter of fiscal 2017 as compared to the same period a year ago, feed formulation changes and improved broiler performance offset the higher prices. As a result, the average feed cost in broiler flocks processed was lower by 1.3%. The Company has priced substantially all of its grain needs through October 2017. Based on these prices, the Company expects costs of feed grains to be approximately $25.6 million higher during fiscal 2017 as compared to fiscal 2016.
RESULTS OF OPERATIONS
Net sales for the third quarter ended July 31, 2017 were $931.9 million as compared to $728.0 million for the third quarter ended July 31, 2016, an increase of $203.9 million, or 28.0%. Net sales of poultry products for the third quarter ended July 31, 2017 and 2016, were $888.1 million and $678.4 million, respectively, an increase of $209.8 million, or 30.9%. The increase in net sales of poultry products resulted from a 13.3% increase in the average sales price of poultry products sold and a 15.6% increase in the pounds of poultry products sold. During the third quarter of fiscal 2017, the Company sold 1,068.8 million pounds of poultry products, up from 924.6 million pounds during the third quarter of fiscal 2016. The increased pounds of poultry products sold resulted from a 13.5% increase in the number of head processed. The new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 9.2 million head during the third quarter of fiscal 2017, or 6.2% of the Company's total head processed during the period, and sold approximately 76.1 million pounds of poultry products during the third quarter of fiscal 2017, or 7.1% of the Company's total poultry pounds sold during the quarter. The Palestine processing facility, which began initial operations during February 2015, processed approximately 16.3 million head during the third quarter of fiscal 2017, or 11.0% of the Company's total head processed during the period, and sold approximately 136.9 million pounds of poultry products during the third quarter of fiscal 2017, or 12.8% of the Company's total poultry pounds sold during the period. By comparison, the Palestine facility processed approximately 11.1 million head during the third quarter of fiscal 2016, or 8.5% of the Company's total head processed during the period, and sold approximately 93.9 million pounds of poultry products during the third quarter of fiscal 2016, or approximately 10.2% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products increased during the third quarter of fiscal 2017 as compared to the same quarter of fiscal 2016. When compared to the third quarter of fiscal 2016, Urner Barry average market prices for boneless breast meat, jumbo wings and bulk leg quarters increased by 24.8%, 40.2% and 15.9%, respectively, while average market prices for tenders decreased by 2.6%. Average market prices for chicken products sold to retail grocery store customers remained relatively strong during the third quarter of fiscal 2017, and continue to reflect good demand. Net sales of prepared chicken products for the third quarter ended July 31, 2017 and 2016 were $43.8 million and $49.6 million, respectively, or a decrease of 11.8%. This decrease resulted from a 12.1% decrease in the pounds of prepared chicken products sold, partially offset by a 0.3% increase in the average sales price of prepared chicken products sold. During the third quarter of fiscal 2017, the Company sold 21.3 million pounds of prepared chicken products, down from 24.2 million pounds during the third quarter of fiscal 2016.
Net sales for the first nine months of fiscal 2017 were $2,422.3 million as compared to $2,025.2 million for the first nine months of fiscal 2016, an increase of $397.0 million, or 19.6%. Net sales of poultry products for the first nine months of fiscal 2017 and 2016 were $2,293.9 million and $1,886.9 million, respectively, an increase of $407.0 million or 21.6%. The increase in net sales of poultry products resulted from a 13.2% increase in the pounds of poultry products sold and a 7.4% increase in the average sales price of poultry products. During the first nine months of fiscal 2017, the Company sold 3,071.6 million pounds of poultry products, up from 2,713.8 million pounds during the first nine months of fiscal 2016. The increased pounds of poultry products resulted from a 11.5% increase in the number of head processed and a 1.0% increase in the average live weight of poultry processed. During the first nine months of fiscal 2017, the new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 15.2 million head, or 3.7% of the Company's total head processed during the period, and sold approximately 132.5 million pounds of poultry products, or 4.3% of the Company's total poultry pounds sold during the period. During the first nine months of fiscal 2017, the Palestine processing facility, which began initial operations during February 2015, processed approximately 46.6 million head, or 11.2% of the Company's total head processed during the period, and sold approximately 401.7 million pounds of poultry products, or 13.1% of the Company's total poultry pounds sold during the period. By comparison, during the first nine months of fiscal 2016, the Palestine facility processed approximately 26.8 million head, or 7.1% of the Company's total head processed during the period, and sold approximately 229.6 million pounds of poultry products, or 8.5% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products increased during the first nine months of fiscal 2017 as compared to the same period during fiscal 2016. When compared to the first nine months of fiscal 2016, Urner Barry average market prices for boneless breast meat, tenders, jumbo wings and bulk leg quarters increased by 10.7%, 4.0%, 18.9% and 20.7%, respectively. Average market prices for chicken products sold to retail grocery store customers remained relatively strong during the first nine months of fiscal 2017, and continue to reflect good demand. Net sales of prepared chicken products for the nine months ended July 31, 2017 and 2016 were $128.4 million and $138.3 million, respectively, or a decrease of 7.2%. This decrease resulted from a 6.9% decrease in the pounds of prepared chicken products sold and a 0.4% decrease in the average sales price of prepared chicken products sold. During the first nine months of fiscal 2017, the Company sold 64.2 million pounds of prepared chicken products, down from 68.9 million pounds during the first nine months of fiscal 2016.
Cost of sales for the third quarter of fiscal 2017 was $692.6 million as compared to $598.6 million during the third quarter of fiscal 2016, an increase of $94.0 million, or 15.7%. Cost of sales of poultry products during the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016, was $651.3 million and $554.7 million, respectively, which represents a 1.6% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase in the average cost of sales of poultry products resulted from a $0.0211 per pound increase in other costs of sales of poultry products and a decrease in the cost of feed per pound of broilers processed of $0.0032, or 1.3%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Third Quarter 2017			Third Quarter 2016			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$18,758		$0.3822	$12,229		$0.3094	$6,529	$0.0728
Feed in broilers processed	270,134		0.2510	242,401		0.2542	27,733	(0.0032)
All other cost of sales	392,862		0.3650	327,910		0.3439	64,952	0.0211
Less: Ending Inventory	30,269		0.4317	17,351		0.2902	12,918	0.1415
Total poultry cost of sales	$651,485	(1) (2)	$0.6176	$565,189	(1)	$0.6059	$86,296	$0.0117
Pounds:
Beginning Inventory	49,080			39,528
Poultry processed	1,076,265	(2)		953,608
Poultry sold	1,054,894	(1) (2)		932,746	(1)
Ending Inventory	70,121			59,795
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February. Under the terms of the agreement, the Company will purchase, process and sell chickens grown by House of Raeford Farms through mid-December 2017. During the third quarter of fiscal 2017, the Company processed and sold approximately 19.2 million pounds of chicken as a result of this agreement. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this chart. Under this agreement, the Company estimates it will process approximately 26.3 million pounds during the fourth quarter of fiscal 2017 and 12.4 million pounds during the first quarter of fiscal 2018.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During the third quarter of fiscal 2017, other costs of sales of poultry products also include approximately $8.2 million of expenses related to the Company's bonus award program, as compared to no such expenses during the third quarter of fiscal 2016. During the third quarter of fiscal 2017, management determined that achievement of the applicable criteria required to earn a bonus in fiscal 2017 is probable at a level between the threshold and maximum levels. These non-feed related costs of poultry products sold increased by $0.0211 per pound processed, or 6.1%, during this year’s third fiscal quarter compared to the same quarter a year ago, primarily attributable to the bonus accruals described above, along with relative inefficiencies at the Company's new St. Pauls, North Carolina facilities, which began initial operations during the first quarter of fiscal 2017, partially offset by increased efficiencies realized at the Company's Palestine, Texas facilities as the volume of pounds processed at that facility increased. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the complex reaches full capacity. Excluding the bonus accruals and St. Pauls facilities, other costs of sales would have increased by approximately $0.0100 per pound processed, or 2.9%.
Costs of sales of the Company’s prepared chicken products during the third quarter of fiscal 2017 were $41.2 million as compared to $43.8 million during the same quarter a year ago, a decrease of $2.6 million, or 5.9%, primarily attributable to a 12.1% decrease in the pounds of prepared chicken sold, partially offset by a 7.0% increase in the average costs per pound of prepared chicken sold.
Cost of sales for the first nine months of fiscal 2017 was $1,954.3 million as compared to $1,731.9 million during the first nine months of fiscal 2016, an increase of $222.4 million, or 12.8%. Cost of sales of poultry products during the first nine months of fiscal 2017, as compared to the first nine months of fiscal 2016, was $1,838.7 million and $1,608.5 million, respectively, which represents a 1.0% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase resulted from a $0.0106 per pound increase in other costs of sales of poultry products, partially offset by a decrease in the cost of feed per pound of broilers processed of $0.0049, or 1.9%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Nine Months Ended July 31, 2017			Nine Months Ended July 31, 2016			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$15,378		$0.3397	$10,158		$0.2171	$5,220	$0.1226
Feed in broilers processed	775,188		0.2517	706,727		0.2566	68,461	(0.0049)
All other cost of sales	1,086,761		0.3529	942,785		0.3423	143,976	0.0106
Less: Ending Inventory	30,269		0.4317	17,351		0.2902	12,918	0.1415
Total poultry cost of sales	$1,847,058	(1) (2)	$0.6050	$1,642,319	(1)	$0.5993	$204,739	$0.0057
Pounds:
Beginning Inventory	45,272			46,800
Poultry processed	3,079,320	(2)		2,754,400
Poultry sold	3,053,014	(1) (2)		2,740,309	(1)
Ending Inventory	70,121			59,795
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February. Under the terms of the agreement, the Company will purchase, process and sell chickens grown by House of Raeford Farms through mid-December 2017. During the nine months ended July 31, 2017, the Company processed and sold approximately 36.3 million pounds of chicken as a result of this agreement. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this chart. Under this agreement, the Company estimates it will process approximately 26.3 million pounds during the fourth quarter of fiscal 2017 and 12.4 million pounds during the first quarter of fiscal 2018.

Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. During the first nine months of fiscal 2017, other costs of sales of poultry products also include approximately $8.2 million of expenses related to the Company's bonus award program, as compared to no such expenses during the third quarter of fiscal 2016. During the third quarter of fiscal 2017, management determined that achievement of the applicable criteria required to earn a bonus in fiscal 2017 is probable at a level between the threshold and maximum levels. These non-feed related costs of poultry products sold increased by $0.0106 per pound processed, or 3.1%, during the first nine months of fiscal 2017 as compared to the same period a year ago, primarily attributable to bonus accruals described above, along with relative inefficiencies at the Company's new St. Pauls, North Carolina facilities, which began initial operations during the first quarter of fiscal 2017, partially offset by increased efficiencies realized at the Company's Palestine, Texas facilities as the volume of pounds processed at that facility increased. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the complex reaches full capacity. Excluding the bonus accruals and St. Pauls facilities, other costs of sales would have increased by approximately $0.0030 per pound processed, or 0.9%.
Costs of sales of the Company’s prepared chicken products during the first nine months of fiscal 2017 were $115.6 million as compared to $123.4 million during the same period a year ago, a decrease of $7.8 million, or 6.3%, primarily attributable to a 6.9% decrease in the pounds of prepared chicken sold, partially offset by a 0.6% increase in the average costs per pound of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at July 31, 2017 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at July 31, 2017 or July 31, 2016.
Selling, general and administrative ("SG&A") costs during the third quarter of fiscal 2017 were $62.0 million, an increase of $17.5 million compared to the $44.6 million during the third quarter of fiscal 2016. SG&A costs during the nine months ended July 31, 2017 were $151.7 million, an increase of $36.8 million compared to the $114.9 million during the nine months ended July 31, 2016. The following tables include the components of SG&A costs for the three and nine months ended July 31, 2017 and 2016.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016	Increase/(Decrease)
ESOP expense	$12,500	$7,875	$4,625
Administrative salaries	9,044	8,196	848
Marketing expense	8,763	5,860	2,903
Bonus expense	5,880	—	5,880
Trainee expense	4,001	2,999	1,002
Stock compensation expense	3,918	3,245	673
Legal expense	1,652	405	1,247
Start-up expense (St. Pauls)	—	2,506	(2,506)
All other SG&A	16,278	13,479	2,799
Total SG&A	$62,036	$44,565	$17,471

As illustrated in the table above, the majority of the $17.5 million increase in SG&A costs during the third quarter of fiscal 2017 as compared to the same period a year ago resulted from increases in bonus, ESOP, marketing, legal, trainee and all other SG&A expenses, partially offset by a decrease in start-up expenses. The increases in both the ESOP and bonus accruals, payouts of which are based on profitability, are the results of management determining that it is probable that fiscal 2017 earnings will be at levels that will allow payouts of both incentives. The increase in legal expenses is primarily attributable to our ongoing defense of the litigation described in "Part II Other Information, Item 1. Legal Proceedings" of this Form 10-Q. The increase in marketing expenses is the result of an advertising campaign launched during the third quarter of fiscal 2016, the increase in trainee expense is attributable to an increase in trainee staff, and the increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs. The change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold.

Selling, General and Administrative Costs
(in thousands)

Description	Nine Months Ended July 31, 2017	Nine Months Ended July 31, 2016	Increase/(Decrease)
Administrative salaries	$26,323	$24,125	$2,198
Marketing expense	26,272	14,178	12,094
Stock compensation expense	13,105	12,206	899
ESOP expense	12,500	7,875	4,625
Trainee expense	11,223	8,818	2,405
Bonus expense	5,880	—	5,880
Legal expenses	5,453	1,298	4,155
Start-up expense (St. Pauls)	4,022	5,018	(996)
All other SG&A	46,969	41,380	5,589
Total SG&A	$151,747	$114,898	$36,849
As illustrated in the table above, the majority of the $36.8 million increase in SG&A costs during the first nine months of fiscal 2017 as compared to the same period a year ago resulted from increases in marketing, bonus, ESOP, legal and all other SG&A expenses. The increases in both the ESOP and bonus accruals, payouts of which are based on profitability, are the results of management determining that it is probable that fiscal 2017 earnings will be at levels that will allow payouts of both incentives. The increase in legal expenses is primarily attributable to our ongoing defense of the litigation described in "Part II Other Information, Item 1. Legal Proceedings" of this Form 10-Q. The increase in marketing expenses is the result of an advertising campaign launched during the third quarter of fiscal 2016, and the increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs.
The Company’s operating income for the three and nine months ended July 31, 2017 was $177.3 million and $316.3 million, respectively, as compared to an operating income for the three and nine months ended July 31, 2016 of $84.9 million and $178.4 million, respectively. The increase in operating income for the three months ended July 31, 2017, as compared to the same period a year ago, resulted primarily from higher average selling prices and a 14.9% increase in pounds sold during the same comparative period. The increase in operating income for the nine months ended July 31, 2017, as compared to the same period a year ago, resulted primarily from higher average selling prices and a 12.7% increase in pounds sold during the same comparative period.
Interest income during the third quarter and first nine months of fiscal 2017 was $0.3 million and $0.8 million, respectively, as compared to $0.1 million during the third quarter and first nine months of fiscal 2016. The increase is due to the timing of the Company's funding of its investment accounts. During the third quarter of fiscal 2016, the Company began investing excess cash in short-term, highly-liquid investment accounts, so the first nine months of fiscal 2016 reflect interest earned during one quarter. Comparatively, the first nine months of fiscal 2017 reflect interest earned during three quarters.
Interest expense during the third quarter and first nine months of fiscal 2017 was $0.5 million and $1.4 million, respectively, as compared to $0.4 million and $1.3 million, respectively, during the same period a year ago.
The Company’s effective tax rates for the three and nine months ended July 31, 2017 were 34.6% and 34.5%, respectively, as compared to 35.3% and 36.3%, respectively, for the three and nine months ended July 31, 2016. The Company's effective tax rates for the three and nine months ended July 31, 2017 include approximately 0.4% and 0.5%, respectively, in discrete favorable benefits recognized during the third quarter of fiscal 2017, some of which was related to the Company's adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Due to the adoption of this standard, the Company's effective tax rate going forward could be more volatile, as it will depend on whether any shares from the Company's equity compensation plans vested during a particular period, and the stock price differential between the date of the grant and the date of the vesting. Excluding the effects of vesting stock grants, the Company expects its effective tax rate for the fourth quarter of fiscal 2017 to be approximately 35.0%. During the first fiscal quarter of 2016, the Company took advantage of legislation enacted during the quarter, which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2015 calendar year. The legislation, and the Company's election to accelerate depreciation on these items, resulted in a favorable impact on the Company's cash tax refund, but had an unfavorable effect on tax deductions that are based on levels of pre-tax income, most especially the Internal Revenue Code Section 199 Domestic Production Activities Deduction. Had the Company not elected to take advantage of the legislation, the effective tax rate for the first nine months of fiscal 2016 would have been approximately 35.2%.
As of July 31, 2017, the Company's long-term deferred income tax liability was $95.3 million as compared to $75.7 million at October 31, 2016, an increase of $19.6 million. This increase is primarily attributable to the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2017. The value of assets placed in service during fiscal 2017 is significant due to the start-up of the Company's new St. Pauls, North Carolina facilities.
During the three and nine months ended July 31, 2017, the Company’s net income was $115.8 million, or $5.09 per share, and $206.9 million, or $9.10 per share, respectively. For the three and nine months ended July 31, 2016, the Company’s net income was $54.7 million, or $2.42 per share, and $113.0 million, or $5.01 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2017 was $630.3 million, and its current ratio, calculated by dividing current assets by current liabilities, was 3.9 to 1. The Company’s working capital and current ratio at October 31, 2016 were $465.1 million and 4.1 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2017 include cash on hand, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 28, 2017, with a maximum available borrowing capacity of $900.0 million. As of July 31, and August 23, 2017, the Company had no outstanding draws under the facility and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility.
The Company’s cash position at July 31, 2017 and October 31, 2016 consisted of $398.3 million and $234.1 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at July 31, 2017 and October 31, 2016 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the nine months ended July 31, 2017 and 2016, were $310.1 million and $195.0 million, respectively. Cash flows from operating activities increased by $115.1 million, resulting primarily from an increase in market prices for poultry products during the first nine months of fiscal 2017, as compared to the same period in fiscal 2016. Additionally, a reduction in cash bonuses paid to employees by the Company, which were $0.4 million during the first nine months of fiscal 2017, as compared to $30.4 million during the first nine months of fiscal 2016, benefited cash flows provided by operating activities. Partially offsetting the increases in operating cash flows outlined above was a net increase of $52.9 million in cash paid for income taxes during the first nine months of fiscal 2017, as compared to the same period in fiscal 2016. During the first nine months of fiscal 2017, the Company paid approximately $58.5 million in income taxes compared to approximately $5.6 million during the first nine months of fiscal 2016.
Cash flows used in investing activities during the first nine months of fiscal 2017 and 2016 were $130.2 million and $125.6 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2017 were approximately $130.6 million, and included approximately $24.0 million related to progress payments made under purchase agreements for future delivery of new aircraft as described below and $25.4 million related to construction at the St. Pauls, North Carolina complex. Capital expenditures for the first nine months of fiscal 2016 were $126.1 million, including approximately $65.8 million for construction of the St. Pauls, North Carolina complex, and approximately $5.7 million for construction of a new office building on the site of the Company's headquarters in Laurel, Mississippi.
Cash flows used in financing activities during the nine months ended July 31, 2017 and 2016 were $15.8 million and $23.1 million, respectively. During the second quarter of fiscal 2016, the Company made the final of five $10.0 million annual installments on its Farm Credit Services term loan, and during the second quarter of fiscal 2017, the Company paid approximately $2.4 million in debt issuance costs to renegotiate its revolving credit facility described below. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
As of August 21, 2017, the Company’s capital budget for fiscal 2017, excluding operating leases, is approximately $195.7 million. The 2017 capital budget will be funded by cash on-hand, internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The fiscal 2017 capital budget includes $29.0 million for commitments related to the purchase agreements for future delivery of aircraft described below, approximately $25.5 million for construction of the Company’s new St. Pauls, North Carolina complex, approximately $22.0 million for construction of the Company's new Tyler, Texas complex, and approximately $11.9 million for expansion at the Company's prepared chicken facility in Flowood, Mississippi. Excluding the budget for the aircraft commitments, new complex construction and the prepared chicken facility expansion, the fiscal 2017 capital budget is approximately $107.3 million. These amounts are estimates and are subject to change as we move through fiscal 2017.
On December 22, 2016, the Company entered into three separate purchase agreements for three new aircraft to be delivered over the next three calendar years. The new aircraft will replace aircraft currently owned by the Company that are scheduled to be retired and removed from service in the ordinary course of business. The agreements require that the Company make periodic payments, with final payments due upon delivery of each aircraft. During the first nine months of fiscal 2017, the Company made payments of $24.0 million under the agreements, and expects to make an additional $5.0 million during the remaining three months of fiscal 2017. The Company expects to make payments of approximately $22.1 million and $14.1 million during fiscal 2018 and 2019, respectively.
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
On March 12, 2015, the Company announced selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's current feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. As of July 31, 2017, the Company has spent approximately $161.1 million on the project, of which $25.4 million was spent during the first nine months of fiscal 2017. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

On March 16, 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. The Company entered the initial phases of this project during the third quarter of fiscal 2017, construction is expected to commence during the fourth quarter of fiscal 2017, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. The Company estimates the total investment in the complex will be approximately $200.5 million, and as of July 31, 2017, it has spent approximately $7.6 million on the initial stages of the project. At full capacity, the new complex will process 1.25 million chickens per week. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
The Company entered into a new revolving credit facility on April 28, 2017 to, among other things, increase the available credit to $900.0 million from $750.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The facility also permits capital expenditures up to $200.5 million on the construction of a new poultry complex in and around Tyler, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. Under the facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2017, was $954.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of July 31, 2017 and August 23, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, which is incorporated herein by reference.
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

New Accounting Pronouncements
During the quarter ended July 31, 2017, the Company early-adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The provisions of this update that materially affected our consolidated financial statements, or could potentially materially affect them in the future, require all income tax effects of stock awards to be recognized in the statement of operations during the period the awards vest or are settled, rather than recording excess tax benefits or deficiencies in additional paid-in capital, and require the related amounts to be presented as operating activities on the statement of cash flows, rather than financing activities. During the period of adoption, the standard requires the Company to account for the transactions as if the standard had been adopted on the first day of the fiscal year in which it was adopted. As a result of adoption, our income tax expense for the nine months ended July 31, 2017, was reduced by approximately $952,000 from excess tax benefits, approximately $676,000 of which were previously recorded as additional paid-in-capital during our first quarter of fiscal 2017. The Company was required to apply that provision of the standard prospectively, but as if the adoption occurred as of the beginning of fiscal 2017. As a result, since $924,000 of the $952,000 income tax benefit relates to transactions that occurred during the first half of fiscal 2017, that $924,000 is not reflected in the statement of operations for the three months ended July 31, 2017, but is reflected in the statement of operations for the nine months ended July 31, 2017. Additionally, excess tax benefits are now presented as operating activities on the statement of cash flows, rather than financing activities. The Company chose to apply that provision retrospectively, and as a result, reclassified approximately $3.9 million of excess tax benefits recognized during the nine months ended July 31, 2016, from financing activities to operating activities. Additional provisions from this guidance relate to accounting for forfeitures and the presentation of an employee's use of shares to satisfy the employer's statutory tax withholding obligations. Adoption of those two provisions did not have a material effect on our consolidated financial statements. The Company has elected to account for forfeitures as they occur, rather than estimating forfeitures when determining the amount of compensation cost to recognize each period. The Company will continue to present employees' use of shares to satisfy our statutory withholding obligations as financing activities on the statement of cash flows.
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
In May 2014, the FASB issued guidance changing the criteria for recognizing revenue, which was amended in 2015 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements. Although we are still evaluating the impact, we do not currently expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2017, the Company purchased approximately 29.4 million bushels of corn and approximately 269,087 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $29.4 million in the third quarter of fiscal 2017. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.7 million.
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

During the third quarter of fiscal 2017, the Company’s average feed cost per pound of broilers processed totaled $0.2510 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0273, based on the quantity of grain used during the third quarter of fiscal 2017. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during the third quarter of fiscal 2017.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third quarter of fiscal 2017:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2017	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	29.4 million bushels	$1.00 per bushel	$29.4 million	$0.0273/lb processed
Soybean meal	269,087 tons	$10.00 per ton	$2.7 million	$0.0025/lb processed
Typically, the Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. At July 31, 2017, the Company had no outstanding debt on its balance sheet.

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
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2017.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain and stabilize the price of broiler chickens, thereby violating federal and certain states' antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs and attorneys’ fees. As detailed below, the court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs.
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases. These motions are now fully briefed and awaiting decision. The lawsuits are in the earliest stages and we intend to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On June 29, 2017, the defendants filed a motion to dismiss the amended complaint, and on August 15, 2017, the plaintiffs filed their response. The lawsuit is in an early stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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

On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint. The Company disputes the allegations in the complaint and amended complaint, will vigorously defend itself in the litigation, and intends to move to dismiss the amended complaint in its motion filed on or before the September 13, 2017 due date; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company's reputation and marketing program could be materially, adversely affected.
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
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2017, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
May 1 - May 31, 2017	—	$—	—	1,000,000
Jun. 1 - Jun. 30, 2017	831	115.65	831	1,000,000
Jul. 1 - Jul. 31, 2017	—	—	—	1,000,000
Total	831	$115.65	831	1,000,000
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

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

SANDERSON FARMS, INC.
(Registrant)

Date: August 24, 2017	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: August 24, 2017	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant amended and restated as of February 13, 2014. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on February 20, 2014.)

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
___________________

*	Filed herewith.

**	Furnished herewith.