Form 10-K
period 2017-10-31
SANDERSON FARMS INC
filed 2017-12-14
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2017

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
___________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $2,217,908,309.
Number of shares outstanding of the Registrant’s common stock as of December 7, 2017: 22,825,176 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
Definitions. This Annual Report on Form 10-K (the "Annual Report") is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2017, which is the year for which this Annual Report is filed.
Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Annual Report, which is December 14, 2017.
PART I

Item 1.	Business
(a) GENERAL DEVELOPMENT OF THE REGISTRANT’S BUSINESS
The Registrant was incorporated in Mississippi in 1955, and is a fully, vertically-integrated poultry processing company engaged in the production, processing, marketing and distribution of fresh and frozen chicken products. In addition, the Registrant is engaged in the processing, marketing and distribution of processed and minimally prepared chicken.
The Registrant sells ice pack, chill pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2017, the Registrant processed approximately 567 million chickens, or approximately 4.3 billion dressed pounds. According to 2017 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant’s fresh and frozen chicken operations presently encompass 10 hatcheries, 8 feed mills and 11 processing plants, including the facilities at its new St. Pauls, North Carolina complex. The Registrant began operations at the new St. Pauls hatchery in November 2016, and began processing chickens at the new processing plant in January 2017. The complex is currently operating near full capacity. The Registrant has one prepared chicken plant.
The Registrant has contracts with operators of approximately 759 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 218 breeder farms.
The Company’s prepared chicken product line includes approximately 90 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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

In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and waste water facility with the capacity to process 1.25 million chickens per week, and the facility is currently operating at full capacity. During fiscal 2017, the Palestine processing plant processed approximately 539.4 million pounds of dressed poultry meat, as compared to 351.7 million pounds during fiscal 2016.
In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of a new poultry complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. The facility steadily increased production throughout fiscal 2017 and is currently operating just below full capacity. During the fourth quarter of fiscal 2017, the St. Pauls processing plant processed approximately 122.4 million pounds of dressed poultry meat, as compared to 76.4 million pounds during the third quarter of fiscal 2017, 46.2 million pounds during the second quarter of fiscal 2017, and 4.0 million pounds during the first quarter of fiscal 2017. We expect the complex to reach full capacity in January 2018. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.25 million chickens per week. We are in the early stages of construction, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
Capital expenditures for fiscal 2017 were funded by cash on hand and cash provided by operations during fiscal 2017. The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2017 was $115.0 million (including $15.0 million carried over from fiscal 2016), and the normal limitation for fiscal 2018 is $125.0 million (including $20.0 million carried over from fiscal 2017).
The credit facility also permits capital expenditures up to $200.5 million on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the normal capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2017, was $980.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of October 31 and December 13, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, and Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, which are incorporated herein by reference.

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
The Registrant sells chill pack, ice pack, bulk pack and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name, to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2017, the Registrant processed approximately 567 million chickens, or approximately 4.3 billion dressed pounds. In addition, the Registrant purchased and further processed 0.8 million pounds of poultry products during fiscal 2017. According to 2017 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc. The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Bryan, Waco, Palestine, Freestone County, and Robertson County, Texas; Adel, Georgia; and Kinston and Lumberton, North Carolina, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Hammond, Louisiana; Bryan, Palestine, and Waco, Texas; Moultrie, Georgia; and Kinston and St. Pauls, North Carolina, is engaged in the processing, sale and distribution of chicken products.
The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. This facility is engaged in the processing, marketing and distribution of approximately 90 processed and minimally prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts. The facility is managed by the same senior management team that manages our Processing Division.
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

	Fiscal Year Ended October 31,
	2017	2016	2015	2014	2013
Registrant processed chicken:
Value added:
Chill pack	31.0%	34.7%	36.9%	36.0%	34.4%
Fresh bulk pack	56.2	52.7	49.1	48.3	50.5
Frozen	6.7	5.1	6.3	9.2	10.5
Subtotal	93.9	92.5	92.3	93.5	95.4
Non-value added:
Ice pack	1.0	0.9	1.0	0.9	1.0
Subtotal	1.0	0.9	1.0	0.9	1.0
Total Company processed chicken	94.9	93.4	93.3	94.4	96.4
Minimally prepared chicken	5.1	6.6	6.7	5.6	3.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Markets and Pricing
The three largest customer markets in the fresh and frozen chicken industry are big bird, chill pack and small birds.
The following table sets forth, for each of the Company’s poultry processing plants, the general customer market to which the plant is devoted, the weekly capacity of each plant at full capacity expressed in number of head processed, and the industry's average size of birds processed in the relevant market.

Plant Location	Market	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird	625,000	8.99
Hazlehurst, Mississippi	Big Bird	625,000	8.99
Hammond, Louisiana	Big Bird	625,000	8.99
Collins, Mississippi	Big Bird	1,250,000	8.99
Waco, Texas	Big Bird	1,250,000	8.99
Palestine, Texas	Big Bird	1,250,000	8.99
St. Pauls, North Carolina	Big Bird	1,250,000	8.99
McComb, Mississippi	Chill Pack Retail	1,250,000	6.46
Bryan, Texas	Chill Pack Retail	1,250,000	6.46
Moultrie, Georgia	Chill Pack Retail	1,250,000	6.46
Kinston, North Carolina	Chill Pack Retail	1,250,000	6.46
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
The white meat produced at these plants is generally sold as bulk-packed, fresh boneless breast meat, chicken tenders and whole or cut wings, and is sold primarily to restaurants, food service customers and further processors at negotiated spreads from quoted commodity market prices for wings, tenders and boneless breast meat. We have long-term contracts with many of our customers for white meat produced at our big bird plants, but prices for products sold pursuant to those contracts fluctuate based on quoted commodity market prices. The contracts do not require the customers to purchase, or the Company to sell, any specific quantity of product.

As of October 31, 2017, the Company had the capacity to process 6.875 million head per week in its big bird plants, and its results are materially affected by fluctuations in the commodity market prices for leg quarters, boneless breast meat, chicken tenders and wings, as quoted by Urner Barry.
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

Our chill pack plants process medium sized birds and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill pack product under store brand names, most of its chill pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long-term contracts with most of its chill pack customers. These agreements typically provide for the pricing of product based on negotiated formulas that use an agreed upon, regularly quoted market price as the base, as well as various other guidelines for the relationship between the parties. All of our contracts with retail grocery store customers also provide for the sale of negotiated quantities of product at fixed and periodically negotiated prices, rather than the formula-driven prices discussed above. None of our contracts with retail grocery store customers require the customers to purchase, or the Company to sell, any specific quantity of product. As of October 31, 2017, the Company had the capacity to process 5.0 million head per week at its chill pack plants, and its results are materially affected by fluctuations in Urner Barry prices and other market benchmarks.
As with products produced at our big bird plants, selection of the appropriate market benchmark for pricing chill pack products is largely customer driven. Prior to the discontinuation in November 2016 of the Georgia Dock index, which had been published by the Georgia Department of Agriculture, many of our chill pack customers used that index as the base for pricing formulas. Following its discontinuation, many of those customers preferred to continue using the last quoted Georgia Dock price for the formula base until a new index could be developed. As new and renewing contracts were negotiated during fiscal 2017, discussions included determining which index would be used as the pricing formula base during the life of the contract. For that base, some of our customers have chosen to use the index published by Express Markets, Inc ("EMI"), and some have not yet decided which index will be used.
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
Sales and distribution of the Registrant’s chicken products are conducted primarily by sales personnel at the Registrant’s general corporate offices in Laurel, Mississippi, by customer service representatives at each of its processing plants and one prepared chicken plant and through independent food brokers. Each plant has individual on-site distribution centers and uses contract carriers for distribution of its products.
Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by private firms such as EMI and Urner Barry. The Registrant’s profitability is affected by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustments to those base prices are generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains some long-term sales contracts with its customers. These agreements, which provide for the pricing of product based on formulas that use market prices reported by private firms such as EMI and Urner Barry as a base, as well as various other guidelines for the relationship between the parties, do not require the customers to purchase or the Company to sell any specific quantity of product.
From time to time, the Registrant may use television, radio and newspaper advertising, point of purchase material and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products in its core markets. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The Company continues to use various media to communicate this message today. During fiscal 2016, the Company launched a multi-media advertising campaign designed to explain and support the Company's position regarding the judicious use of antibiotics to prevent illness and treat chickens that become ill. During fiscal 2017, the Company launched a multi-media advertising campaign designed to dispel many of the myths about poultry production. The Company regularly evaluates the success of this campaign and expects to continue to use the campaign, at least for the near term.
The Registrant’s prepared chicken items are sold nationally, primarily to distributors and national food service accounts. Sales of such products are handled by sales personnel of the Registrant and by independent food brokers. Prepared chicken items are distributed from the Registrant’s plant in Flowood, Mississippi, through arrangements with contract carriers.
Production and Facilities
General. The Registrant is a fully, vertically-integrated producer of fresh, frozen and minimally prepared chicken products, controlling the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of its product lines.
Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets and cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2017, the Registrant maintained contracts with 63 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by the Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2017, by 155 independent contractors under the Registrant’s supervision. Eggs produced on the farms of independent contract breeder producers are transported to the Registrant’s hatcheries in the Registrant’s vehicles.
The Registrant owns and operates ten hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by the Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2017, the Registrant’s hatcheries were capable of producing an aggregate of approximately 12.7 million chicks per week.
Grow-out. The Registrant places its chicks on the farms of 759 independent contract broiler producers, as of October 31, 2017, located in Mississippi, Texas, Georgia and North Carolina, where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.
Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases primary feed ingredients on the open market. Ingredients include corn and soybean meal, which historically have been the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2017, the Registrant operated eight feed mills, four of which are located in Mississippi, two in Texas, one in Georgia and one in North Carolina. The Registrant’s annual feed requirements for fiscal 2017 were approximately 4,594,000 tons, and it has the capacity to produce approximately 5,866,000 tons of finished feed annually under current configurations.
Feed grains are commodities subject to volatile price changes caused by weather, size of the harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2017, the Registrant had the capacity to store approximately 3,697,000 bushels of corn at its feed mills, which was sufficient to store approximately one week's requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk of volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb and Collins, Mississippi; Moultrie, Georgia; Kinston and St. Pauls, North Carolina and Bryan, Waco and Palestine, Texas processing plants operate two processing lines on a double shift basis and each had the capacity to process approximately 1,250,000 chickens per week on October 31, 2017. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis and collectively had the capacity to process approximately 1,875,000 chickens per week on October 31, 2017. At October 31, 2017, the Company’s deboning facilities were operating on a double shift basis and had the capacity to produce approximately 19.2 million pounds of big bird boneless breast product and 9.0 million pounds of chill pack boneless breast product each week.
Prepared Chicken. The Company's prepared chicken plant is located in Flowood, Mississippi and has approximately 85,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze prepared chicken items.
Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office buildings house the Company’s corporate offices, meeting facilities and computer equipment and constitute the corporate headquarters. As of October 31, 2017, the Registrant operated 13 automotive maintenance shops, which service approximately 1,200 over-the-road and farm vehicles used to support the Registrant's operations. In addition, the

Registrant has one child care facility located near its Collins, Mississippi processing plant, serving on average approximately 215 children on October 31, 2017.
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
Customers
One customer accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2017, 2016 and 2015. Sales to that customer accounted for 17.0%, 17.5% and 16.2% of the Company’s consolidated net sales in fiscal 2017, 2016 and 2015, respectively. The Company does not believe the loss of this or any other single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.
Sources of Supply
During fiscal 2017, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.

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
Trademarks
The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms®, which it uses in connection with the distribution of its prepared chicken and premium grade chill pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms® label. The Registrant also has registered with the United States Patent and Trademark Office five other trademarks that are used in connection with the distribution of chicken and other products and for other competitive purposes.
The Registrant, over the years, has developed important non-public proprietary information regarding product related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.
Employee and Labor Relations
As of October 31, 2017, the Registrant had 14,669 employees, including 1,815 salaried and 12,854 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 536 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on November 30, 2019.
The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,304 employees expires on December 31, 2017. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility. The Company and the union are currently negotiating a new collective bargaining agreement, but no assurance can be given that a new agreement will be reached.
(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
All of the Company’s operations are domiciled in the United States. All of the Company’s products sold in the Company’s fiscal years 2017, 2016 and 2015 were produced in the United States and all long-lived assets of the Company are located in the United States. Gross domestic sales for fiscal years 2017, 2016 and 2015 totaled approximately $3,150.9 million, $2,670.3 million, and $2,662.5 million, respectively.
The Company sells certain of its products to foreign customers and customers who resell the product in foreign markets. These foreign markets for fiscal 2017 and 2016 were primarily Mexico, Central Asia and the Middle East. For fiscal 2015, these foreign markets were primarily Mexico, Russia, China, Eastern Europe, the Middle East and the Caribbean. These gross export sales for fiscal years 2017, 2016 and 2015 totaled approximately $268.5 million, $213.5 million and $207.8 million, respectively. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff. For a discussion of risks related to our foreign markets, please see "A decrease in demand for our products in the export markets could materially and adversely affect our results of operations" in the Risk Factors section of this Annual Report.
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
Industry volatility can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken.
Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken, and, to a lesser extent, alternative proteins. These prices are determined by supply and demand factors, and supply and demand factors related to feed ingredients and chicken may not correlate. As a result, the poultry industry is subject to wide fluctuations in profitability. Typically we do well when chicken prices are high and feed prices are low. We are less profitable, and sometimes have losses, when chicken prices are low and feed prices are high. For example, grain prices during 2011 were high, while prices for chicken products did not increase proportionally, and the Company lost money. During 2012 and 2013, grain prices remained high, but market prices for chicken also increased, and the Company was profitable. During fiscal 2014 and fiscal 2015, grain prices declined while market prices for chicken increased, and the Company earned near record-high margins.
Corn, soybean meal and other feed ingredients represented approximately 59% of our cost of growing a live chicken in fiscal 2017. Various factors that are beyond our control can affect the supply of corn and soybean meal, our primary feed ingredients. In particular, global weather patterns, including adverse weather conditions that may result from climate change, the global level of supply inventories and demand for feed ingredients, currency fluctuations and the agricultural and energy policies of the United States and foreign governments all affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. For example, historic drought conditions in the Midwestern United States in 2012 had a significant adverse effect on the supply and price of feed grains in fiscal 2012 and the first three quarters of 2013. Additionally, an increase in ethanol producers' demand for corn has historically resulted in increases in the costs for corn and other grains.

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

It is very difficult to predict how the chicken and grain markets will perform. The exposure of our business to the cyclicality and volatility of commodities markets for raw materials and poultry could adversely affect our profitability, financial condition and results of operations.
Our stock price may be volatile.
The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, many of which are beyond our control:

•	market volatility and fluctuations in the price of feed grains and chicken products, as described above;

•	quarterly variations in our operating results, or results that vary from the expectations of securities analysts and investors;

•	changes in investor perceptions of the poultry industry in general, including our competitors; and

•	general economic and competitive conditions.

In addition, purchases or sales of large quantities of our stock, or significant short positions in our stock, could have an unusual or adverse effect on our market price.
We may be required to write down the value of our inventories if the market price of our inventories is less than their accumulated cost of at the end of a fiscal period.

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

Any such adjustment we may make in one period would effectively absorb into that period a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the next fiscal period, thereby benefiting the next period. Any such adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company made no such adjustment during fiscal 2017.
Inclement weather, such as excessive heat or storms, or other disasters, could hurt our flocks, which could in turn have a material adverse effect on our results of operations.

Extreme weather in the Gulf South and Mid-Atlantic regions where we operate, such as extreme temperatures, hurricanes or other storms, or other natural disasters or calamities such as terrorist attacks or pandemics, could impair the health or growth of our flocks or interfere with our hatching, production or shipping operations. Some scientists believe that climate change could increase the frequency and severity of adverse weather events. Extreme weather, regardless of its cause, or other adverse events, could affect our business due to:

•	power outages;

•	fuel shortages;

•	damage to infrastructure or our facilities;

•	water shortages;

•	disruption of shipping channels;

•	less efficient or non-routine operating practices necessitated by adverse events; or

•	increased costs of insurance coverage in the aftermath of such events, among other things.

Any of these factors could materially and adversely affect our results of operations. We may not be able to recover through insurance all of the damages, losses or costs that may result from such adverse events, including those that may be caused by climate change.

Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations and can significantly affect demand for our products.

Events beyond our control, such as the outbreak of avian disease or the perception that an outbreak may occur, even if it does not affect our flocks, could significantly restrict our ability to conduct our operations or our sales. An outbreak of disease could result in governmental restrictions on the import and export of fresh and frozen chicken, including our fresh and frozen chicken products, or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects. In addition, world-wide fears about avian disease, such as avian influenza, have, in the past, depressed demand for fresh chicken, which adversely affected our sales.

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

Although the Asian strains of AI described above have not been identified in North America, there have been outbreaks of both low and high pathogenic strains of non-Asian avian influenza in North America, including in the U.S. in 2002, 2004, 2006, 2015 and 2017, and in Mexico in 2005, 2012, 2013, 2015 and 2017.

Until 2015, the outbreaks in North America had not generated the same level of concern, or received the same level of publicity, or been accompanied by the same reduction in demand for poultry products in certain countries, as that associated with the Asian strains. Beginning in January 2015, however, the United States experienced what some industry observers believe was the worst avian influenza outbreak in United States history. According to the United States Animal and Plant Health Inspection Service (APHIS), approximately 7.8 million turkeys and 40.3 million chickens were affected in the United States by this avian influenza outbreak, and the last reported case was in June 2015. The affected chickens were almost all hens that lay eggs for the table egg industry, and not broiler chickens such as those we raise. We have a high degree of confidence in our industry’s biosecurity program, but we cannot be certain our flocks or others in our industry will not be affected. Given our high degree of confidence in our biosecurity programs, we believe the primary risks associated with domestic outbreaks of avian influenza are market risks, as many countries to which our industry sells product imposed partial or total bans on the import of broiler meat produced in the United States as a result of the outbreak.

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

While domestic demand for broiler meat was not materially affected by the 2015 outbreak, we cannot assure you that further spread of AI or the outbreak of the Asian strains of AI either in other countries or in the United States will not materially adversely affect both domestic and international demand for poultry products produced in the United States. Because the virus is carried by migratory water fowl, it is possible the virus could be spread to domestic poultry flocks during any seasonal migration of those water fowl. If AI were to affect a significant number of our flocks, or materially reduce domestic demand for our products, either or both of these events could have a material adverse effect on our business, reputation or prospects.
A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products have been sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 7.9% of our gross sales in fiscal 2017 were to export markets, including approximately $154.0 million to Mexico and $51.9 million to countries in Central Asia. Any disruption to the export markets, such as trade embargoes, tariffs, import bans, duties, quotas, currency fluctuations, adverse political and economic conditions in countries to which we export our products, disruptions in shipping channels, or changes in governmental trade policies or agreements with countries to which we sell products, can materially affect our sales or create an oversupply of chicken in the United States. This, in turn, can cause domestic poultry prices to decline. Any quotas or bans can materially and adversely affect our sales and our results of operations.

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

On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. Avian influenza was later detected in commercial poultry flocks in fifteen states. There has been no indication from China of how long the ban will last. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there were no material domestic or export markets for these products other than China, the Company began rendering most of those products after imposition of the Chinese ban for significantly lower returns. As a result, during fiscal 2015 before the ban's effective date, the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales. During fiscal 2016 and 2017, the Company did not sell any poultry meat to customers who resold the meat in China.

In addition to China's ban listed above, several countries imposed varying degrees of bans on United States poultry imports as a result of the avian influenza outbreak in the United States during 2015. The bans varied in degree in that some applied to all United States poultry imports, while others were specific to the areas of the country in which avian influenza was detected. The collective result of these bans was a decrease in demand for the Company's dark meat products, which are the Company's primary exports. The duration of such bans varied by country, and all the bans, except China's, have since been lifted. Due to the bans, overall industry exports of chicken parts, excluding paws, were lower by approximately 13.4% in volume and 26.1% in value during calendar 2015 compared to the same period in 2014 for the reasons described above. During calendar year 2016, overall industry exports of chicken parts, excluding paws, were higher by approximately 5.1% in volume and lower by approximately 4.9% in value compared to calendar year 2015. During the first ten months of calendar 2017, overall industry exports of chicken parts, excluding paws, were higher by approximately 2.8% in volume and 9.9% in value compared to the same period in 2016. For more information regarding the impact of the 2015 outbreak, please see the risk factor above entitled "Outbreaks of avian disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations and can significantly affect demand for our products."
The loss of our major customers could have a material adverse effect on our results of operations.
Our sales to our top ten customers represented approximately 49.6% of our net sales during fiscal 2017. Our contracts with our customers provide pricing structures, but do not require customers to purchase any specific quantity of product. Therefore, our customers could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
We must identify changing consumer preferences and offer food products that consumers want.

Our success depends, in part, on our ability to offer products that appeal to our customers and to respond to evolving consumer preferences and trends. Consumer preferences and trends are influenced by, among other things, perceptions concerning the health implications, social implications, safety and quality of food products and ingredients, and price. In some cases, consumer perceptions are influenced by negative publicity about food production, including stories that are inaccurate or misleading. The expanding role of social and digital media in publicity has increased the speed and extent to which information (whether or not accurate) and opinions about our products can be shared. If we do not identify and react timely to changes in consumer perceptions or trends, we may experience reduced demand and pricing for our products. Prolonged negative perceptions concerning our products, our brand or our company, or a loss of confidence by consumers in the safety and quality of our products, could materially and adversely affect our reputation, sales, financial condition and results of operations.

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

We have devoted significant resources to marketing and public relations programs that inform consumers about the safety and quality of our products and our production practices, including our use of antibiotics in raising live chickens. However, we are subject to legal and regulatory restrictions on the marketing and labeling of our products, which may hamper our marketing efforts. We must also keep pace with a rapidly changing media environment and advertising and marketing channels. If our marketing and public relations efforts to inform consumers and respond to negative perceptions are not effective, if consumers believe we have acted irresponsibly, or we are not successful in developing and marketing new products in response to changing trends, then our competitive position, reputation and market share may suffer. This, in turn, could lead to lower sales and profits, which could materially and adversely affect our results of operations and financial condition.
Failure of our information technology infrastructure or software could adversely affect our day-to-day operations and decision making processes and have an adverse effect on our performance.

We depend on accurate and timely information and numerical data from key software applications to aid our day-to-day business, financial reporting and decision-making and, in many cases, proprietary and custom-designed software is necessary to operate equipment in our feed mills, hatcheries and processing plants. In our day-to-day business, we depend on information technology for, among other things, electronic communications between our facilities, personnel, customers and suppliers, and for digital marketing and public information.

We have put in place disaster recovery plans for our critical systems. However, any disruption caused by the failure of these systems, the underlying equipment, or communication networks could delay or otherwise adversely impact our day-to-day business and decision making, could make it impossible for us to operate critical equipment, and could have a materially adverse effect on our performance, if our disaster recovery plans do not mitigate the disruption. Disruptions could be caused by a variety of factors, such as catastrophic events or weather, natural disasters, power or telecommunications outages, viruses, terrorist attacks, unauthorized access or cyber-attacks on our systems by outside parties. In addition, a breach of our cyber-security measures could result in the loss, destruction or theft of confidential or proprietary data or other consequences, and could expose us to material losses or liability to third parties. Similar risks exist with respect to third parties who may possess our confidential data, such as our IT support providers, third party benefit and other administrators, professional advisors and consultants, and our financial institutions.

Cyber-attacks and other cyber incidents are occurring more frequently, and are constantly evolving in nature and sophistication. Our failure to maintain our cyber-security measures and keep abreast of new and evolving threats may make our systems vulnerable. The vulnerability of our systems and our failure to identify or respond timely to cyber incidents could have an adverse effect on our operations and reputation and expose us to liability or regulatory enforcement actions.
We would be adversely affected if we expand our business by acquiring other businesses or by building new processing plants, but fail to successfully integrate the acquired business or run a new plant efficiently.

We regularly evaluate expansion opportunities such as acquiring other businesses or building new processing plants. Significant expansion involves risks such as:

•	the availability and terms of additional debt or equity financing and its effect on our financial condition;

•	increases in our expenses and working capital needs;

•	integrating the acquired business or new plant into our operations;

•	attracting and retaining growers;

•	streamlining overlapping supply chains;

•	identifying customers for additional product we generate and retaining existing customers; and

•	identifying and training our key managers and employees to run the new business or plant, while continuing to operate our existing plants efficiently.

Additional risks related to acquisition transactions may include:

•	difficulty identifying suitable candidates for acquisitions or consummating transactions on terms that are favorable;

•	implementing and maintaining consistent standards, controls, procedures and information systems;

•	potential loss of key employees or customers of any acquired business;

•	managing the geographic distance of an acquired business from our other facilities; and

•	exposure to unforeseen or undisclosed liabilities of any acquired business.

Successful expansion depends on our ability to timely integrate the acquired business or efficiently operate the new plant, to devote significant management attention to the project and its integration in our business, and to manage a larger overall company efficiently. If we are unable to do this, expansion could adversely affect our operations, financial results and prospects, and we might not realize the cost savings and synergies we expected from the expansion. Additionally, the diversion of management’s attention from day-to-day business operations and the execution of our strategic plan could adversely impact our performance.
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

In order to complete construction of a new facility, we need to take a significant number of steps and obtain a number of approvals and permits, none of which we can assure will be obtained. For example, for each new fresh and frozen chicken complex, we need to:

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
The poultry industry is highly competitive.

In general, the competitive factors in the U.S. poultry industry include:

•	price;

•	product quality;

•	brand identification;

•	innovation;

•	breadth of product line; and

•	customer service.

Competitive factors vary by major customer markets. Some of our competitors have greater financial and marketing resources than we have. In the food service market, competition is based on consistent quality, product development, customer service and price. In the U.S. retail grocery market, we believe that competition is based on product quality, brand awareness, price and customer service. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry industry.
We depend on the availability of, and good relations with, our employees and contract growers.
We have approximately 14,669 employees, approximately 1,840 of which are covered by collective bargaining agreements. In addition, we contract with approximately 977 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be constrained.
Immigration legislation and enforcement may affect our ability to hire hourly workers.

Immigration reform continues to attract significant attention in the public arena and the United States Congress. If new immigration legislation is enacted at the federal level or in states in which we do business, such legislation may contain provisions that could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only United States citizens and/or persons legally authorized to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively affecting our business. Officials with the Bureau of Immigration and Customs Enforcement have informally indicated intent to focus their enforcement efforts on meat and poultry processors.
If our poultry products become contaminated, we may be subject to product liability claims and product recalls.

Poultry products may contain disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are generally found in the environment and, as a result, there is a risk that they could be present in our processed poultry products as a result of food processing. In addition, it is possible foreign material such as metal, plastic or other material used in our processing plants could contaminate product during processing. Pathogens or foreign material can also be introduced as a result of improper handling by our customers, consumers or third parties after we have shipped the products. We control these risks through careful processing and testing of our finished product, but we cannot entirely eliminate them. We have little, if any, control over proper handling once the product has been shipped. Nevertheless, contamination that results from improper handling by our customers, consumers or third parties, or tampering with our products by those persons, may be blamed on us. Any publicity regarding product contamination or resulting illness or death, even if we did not cause the contamination, could lead to increased scrutiny by regulators and could have a material adverse effect on our business, reputation and future prospects.

If our products are contaminated or damaged, we could also be required to recall our products or close our plants, and product liability claims could be asserted against us. A widespread product recall could be costly and could cause significant losses, the destruction of product inventory, lost sales or customers due to the unavailability of product, adverse publicity, damage to our reputation, and a loss of consumer confidence in our products.
We are exposed to risks relating to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate.

Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injuries to persons. The insurance we maintain with respect to certain of these risks, including product liability and recall insurance, property insurance, workers compensation insurance and general liability insurance, is expensive and difficult to obtain. We cannot assure you that we can maintain on reasonable terms sufficient coverage to protect us against losses due to any of these events.
Governmental regulation and litigation are constant factors affecting our business.

The poultry industry is subject to federal, state, local and foreign governmental regulation relating to production of food animals and the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food products. We are also subject to laws and regulations affecting businesses and public companies generally, including domestic and foreign regulations that affect our export activity, such as the Foreign Corrupt Practices Act. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect or restrict our business and operations or increase our costs in the future. Our failure to comply with applicable laws and regulations could subject us to administrative, civil and criminal penalties, including fines, injunctions and recalls of our products. Our loss or failure to obtain necessary permits and registrations could delay or prevent us from meeting customer demand, introducing new products, or implementing our growth plan.

Our operations are also subject to extensive and increasingly stringent regulations administered by the Environmental Protection Agency, which, among other things, pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Future discovery of contamination of property underlying or in the vicinity of our present or former facilities could require us to incur additional expenses. Any of these events could adversely affect our financial results.

In addition to the risk of regulatory enforcement actions, we are subject to risk of private legal claims arising out of our or our employees' failure or alleged failure to comply with applicable laws and regulations, including claims such as those described in "Item 3. Legal Proceedings" of this report and the notes to our financial statements included in this report. Trends in litigation may include class actions by consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters.

Although we believe we have implemented strict compliance programs and policies, along with effective internal controls to guard against intentional and unintentional violations of law by our personnel, contractors and agents, we cannot assure you that such persons will not violate our policies or the law, or be alleged to have done so. Our failure to maintain effective control processes or to strictly enforce our policies may prevent us from detecting and preventing violations of law. Defending regulatory enforcement actions and private litigation may be costly, and any adverse outcomes of actions or litigation against us could materially and adversely affect our reputation, results of operation and financial condition.
Weak or unstable national or global economic conditions could negatively impact our business.

Our business may be adversely affected by weak or volatile national or global economic conditions, including inflation, unfavorable currency exchange rates and interest rates, the lack of availability of credit on reasonable terms, restricted access to capital markets, changes in consumer spending rates and habits, unemployment and underemployment, and a tight energy supply and high energy costs. Our business could be negatively affected if efforts and initiatives of the governments of the United States and other countries to manage and stimulate the economy fail or result in worsening economic conditions. Deteriorating economic conditions could negatively affect consumer demand for protein generally or our products specifically, consumers’ ability to afford our products, consumer habits with respect to how they spend their food dollars, and the cost and availability of raw materials we need.

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
We are, and in the future may become, involved in legal proceedings related to alleged antitrust violations and California unfair competition and false advertising claims and, as a result, may incur substantial costs in connection with those proceedings.
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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied.
On December 8, 2017, nine purported direct purchaser entities individually brought suit against 16 poultry producers and Agri-Stats in the United States District Court for the Northern District of Illinois alleging substantially similar claims to the direct purchaser class complaint described above.  The Company has not yet been served, and it is possible additional individual actions may be filed.
We, along with certain of our directors and officers, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in SEC filings and press releases, and other public statements, that were materially false and misleading in light of the our alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Exchange Act, including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages, interest, costs and attorneys’ fees.
Between January 27, 2017 and March 27, 2017, we and our subsidiaries and four other poultry producers and certain of their affiliates, were named as defendants in two putative class action lawsuits filed by broiler chicken farmers in the United States District Court for the Eastern District of Oklahoma. The lawsuits have been consolidated into one proceeding. The plaintiffs allege that the defendants illegally conspired to share data on compensation paid to broiler farmers to suppress their pay, and conspired not to hire broiler farmers growing broiler chickens for the other defendants. The plaintiffs seek treble damages, costs and attorneys’ fees.
On June 22, 2017, we were named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations alleged that we are violating the California Unfair Competition Law and the California False Advertising Law by representing that our poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that our products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining us from continuing our allegedly unlawful marketing program and requiring us to conduct a corrective advertising campaign; an accounting of our profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest.
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
Our business could be negatively impacted as a result of the actions of activist stockholders and others.

We occasionally receive shareholder proposals and voting recommendations from proxy advisory firms requesting changes to our business operations. Additionally, we are occasionally the target of media campaigns requesting changes to our business operations. Responding to such proposals and campaigns is costly and time-consuming, and may divert the attention of our Board of Directors and senior management from the pursuit of our current business strategies. Additionally, implementing any changes in response could have the effect of increasing our operating costs, and result in capital expenditures to modify our facilities. We cannot assure you that we would be able to pass any such costs onto our customers. Accordingly, such activism could adversely affect our profitability, financial condition and results of operations.
We rely heavily on the services of key personnel.

We depend substantially on the leadership of a small number of executive officers and other key employees. We have employment agreements with only three of these persons (our Chairman of the Board and Chief Executive Officer, our President and Chief Operating Officer, and our Treasurer and Chief Financial Officer), and those with whom we have no agreement would not be bound by non-competition agreements or non-solicitation agreements if they were to leave us. The loss of the services of these persons could deplete our institutional knowledge and could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to attract, retain and train the new management personnel we need for our new complexes, or do so at the pace necessary to sustain our significant company growth.
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

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feed mill	Laurel, Mississippi
Poultry processing plant, hatchery and feed mill	McComb, Mississippi
Poultry processing plant, hatchery and feed mill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feed mill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feed mill	Moultrie and Adel, Georgia
Poultry processing plant, hatchery and feed mill	Kinston and Lenoir County, North Carolina
Poultry processing plant, hatchery and feed mill	Palestine and Freestone County, Texas
Poultry processing plant and hatchery	Waco, Texas
Poultry processing plant and hatchery	Lumberton and St. Pauls, North Carolina
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feedmill	Collins, Mississippi
Prepared chicken plant	Flowood, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount at the end of the lease term; one processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively; and certain infrastructure improvements associated with a processing plant are leased under a lease that expired in 2013, which is now renewable annually through 2091 and has been renewed for 2018.
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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. The lawsuits will now move into discovery, and we intend to continue to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On December 8, 2017, nine purported direct purchaser entities individually brought suit against 16 poultry producers and Agri-Stats in the United States District Court for the Northern District of Illinois alleging substantially similar claims to the direct purchaser class complaint described above.  The Company has not yet been served, and it is possible additional individual actions may be filed.

Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On June 29, 2017, the defendants filed a motion to dismiss the amended complaint, on August 15, 2017, the plaintiffs filed their response, and on September 15, 2017, the defendants filed a reply to the response. The motion is now fully briefed and awaiting decision. The lawsuit is in an early stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On January 30, 2017, the Company received a letter from a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. The shareholder also asserted that certain directors engaged in “insider sales” from which they improperly benefited. The shareholder also demanded that the Company adopt unspecified corporate governance improvements. On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company’s board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it is in the Company’s best interests to pursue any of the actions asserted in the shareholder’s letter. On April 26, 2017, the special committee reported to the Company’s board of directors its determination that it is not in the Company’s best interests to take any of the demanded actions at this time, and that no governance improvements related to the subject matter of the demand are needed at this time. On May 5, 2017, the special committee’s counsel informed the shareholder’s counsel of the committee’s determination. As of the date of filing of this report, and to the Company’s knowledge, no legal proceedings related to the shareholder’s demand have been filed. However, we are voluntarily disclosing the existence of the shareholder demand for the sake of completeness, in light of its relationship to the putative antitrust and securities class action lawsuits described above.
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. Oral argument on the motion to dismiss is scheduled on January 19, 2018. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair

Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint. The Company has filed a motion to dismiss the amended complaint, and is awaiting a ruling on that motion. An initial scheduling conference is currently scheduled for January 18, 2018. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company's reputation and marketing program could be materially, adversely affected.
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

Item 4.	Mine Safety Disclosures
Not Applicable
Item 4A. Executive Officers of the Registrant

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	70	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	66	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	60	Treasurer and Chief Financial Officer, Director	1993	(3)
Tim Rigney	53	Secretary and Chief Accounting Officer	2012	(4)
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
The number of stockholders of record as of December 7, 2017, was 3,179. The number of beneficial owners of our stock is greater than the number of holders of record, and the exact number is unknown.
The following table shows quarterly cash dividends and quarterly high and low closing sales prices for the common stock for the past two fiscal years. NASDAQ quotations are based on actual sales prices.

	Closing Stock Price
Fiscal Year 2017	High	Low	Dividends
First Quarter	$98.16	$78.98	$0.24
Second Quarter	$115.78	$88.61	$0.24
Third Quarter	$130.75	$111.88	$0.24
Fourth Quarter	$165.12	$132.13	$1.32

	Closing Stock Price
Fiscal Year 2016	High	Low	Dividends
First Quarter	$81.39	$67.57	$0.22
Second Quarter	$94.29	$78.57	$0.22
Third Quarter	$94.29	$80.53	$0.22
Fourth Quarter	$97.34	$85.78	$1.24
The amount of future common stock dividends will depend on our earnings, financial condition, capital requirements, the effect a dividend would have on the Company's compliance with financial covenants and other factors, which will be considered by the Board of Directors on a quarterly basis.
On December 7, 2017, the closing sales price for the common stock was $168.76 per share.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Aug. 1 - Aug. 31, 2017	—	$—	—	1,000,000
Sep. 1 - Sep. 30, 2017	915	$161.52	915	1,000,000
Oct. 1 - Oct. 31, 2017	44,927	$149.57	44,927	1,000,000
Total	45,842	$149.81	45,842	1,000,000

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

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

Item 6.    Selected Financial Data

	Year Ended October 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Net sales	$3,342,226	$2,816,057	$2,803,480	$2,774,845	$2,682,980
Operating income	425,239	294,111	335,998	381,922	205,678
Net income	279,745	188,961	216,001	249,048	130,617
Basic earnings per share	12.30	8.37	9.52	10.80	5.68
Diluted earnings per share	12.30	8.37	9.52	10.80	5.68
Working capital	650,817	465,135	396,834	363,071	269,200
Total assets	1,733,243	1,422,700	1,246,752	1,111,252	924,645
Long-term debt, less current maturities	—	—	—	10,000	29,414
Stockholders’ equity	1,432,862	1,190,262	1,029,861	897,948	671,599
Cash dividends declared per share	$2.04	$1.90	$1.38	$1.32	$0.71
Various factors affecting the comparability of the information included in the table above are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE PERFORMANCE
This Annual Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other written or oral statements made by it or on its behalf, may include forward-looking statements within the meaning of the "Safe Harbor" provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks described in the "Risk Factors" section of this Annual Report, and to the following:
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
(5)Various inventory risks due to changes in market conditions, including, but not limited to, the risk that market values of live and processed poultry inventories might be lower than the cost of such inventories, requiring a downward adjustment to record the value of such inventories at the lower of cost or market value as required by generally accepted accounting principles.
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
(11)Inclement weather that could hurt Company flocks or otherwise adversely affect its operations, or changes in global weather patterns that could affect the supply and price of feed grains.
(12)Failure to respond to changing consumer preferences and negative or competitive media campaigns.
(13)Failure to successfully and efficiently start up and run a new plant or integrate any business the Company might acquire.
(14)Unfavorable results from currently pending litigation and proceedings, or litigation and proceedings that could arise in the future.
Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this annual report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “outlook,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management's beliefs about growth plans, future earnings, production levels, capital expenditures, grain prices, global economic conditions, supply and demand factors and other industry conditions.
GENERAL
The Company’s poultry operations are fully, vertically-integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and independent of each other, and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 57.0% of the Company’s total normal production costs.
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
The Company’s prepared chicken product line includes approximately 90 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Recent Developments
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and waste water facility with the capacity to process 1.25 million chickens per week, and the facility is currently operating at full capacity. During fiscal 2017, the Palestine processing plant processed approximately 539.4 million pounds of dressed poultry meat, as compared to 351.7 million pounds during fiscal 2016.

In March 2015, the Company announced the selection of sites in and near St. Pauls, North Carolina, for the construction of a new poultry complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. The facility steadily increased production throughout fiscal 2017 and is currently operating just below full capacity. During the fourth quarter of fiscal 2017, the St. Pauls processing plant processed approximately 122.4 million pounds of dressed poultry meat, as compared to 76.4 million pounds during the third quarter of fiscal 2017, 46.2 million pounds during the second quarter of fiscal 2017, and 4.0 million pounds during the first quarter of fiscal 2017. We expect the complex to reach full capacity in January 2018. See “The construction and potential benefits of our new facilities are subject to risks and uncertainties” in the Risk Factors Section of this Annual Report.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.25 million chickens per week. We are in the early stages of construction, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
EXECUTIVE OVERVIEW OF RESULTS — 2017
The Company’s margins improved during fiscal 2017 as compared to fiscal 2016, reflecting higher average sales prices and slightly lower feed costs per pound of chicken processed. Driving our fiscal 2017 results were improved market prices for products sold to food service customers, continued strong demand for chicken at retail grocery stores, slightly improved demand from the export markets, and increased volume. Our volume increased compared to fiscal 2016 as our Palestine, Texas facility reached full capacity and our St. Pauls, North Carolina facility steadily increased production during the year. Demand from food service customers improved compared to fiscal 2016, primarily from local chain concepts and restaurants that focus on chicken wings. As a result, market prices for boneless, skinless breast meat and jumbo wings were higher during fiscal 2017 as compared to fiscal 2016, while market prices for tenders were essentially flat.
While overall prices paid for feed grains were higher during fiscal 2017 as compared to fiscal 2016, feed formulation changes and improved broiler performance offset the higher prices. As a result, the average feed cost in broiler flocks processed was lower by 1.6%. The Company has priced a portion of its grain needs through March 2018. Had it priced its remaining fiscal 2018 needs at December 12, 2017 cash market prices, its costs of feed grains would be approximately $9.5 million higher during fiscal 2018 as compared to fiscal 2017.
RESULTS OF OPERATIONS — 2017
Net sales for fiscal 2017 were $3,342.2 million as compared to $2,816.1 million for fiscal 2016, an increase of $526.2 million or 18.7%. Net sales of poultry products for fiscal 2017 and fiscal 2016 were $3,171.3 million and $2,631.0 million, respectively, an increase of $540.3 million or 20.5%. The increase in net sales of poultry products resulted from a 13.2% increase in the pounds of poultry products sold and a 6.5% increase in the average sales price of poultry products sold. During fiscal 2017, the Company sold 4,223.4 million pounds of poultry products, up from 3,730.8 million pounds during fiscal 2016. The additional pounds of poultry products sold resulted from an 11.9% increase in the number of chickens sold and a 1.1% increase in average bird weights. During fiscal 2017, the new St. Pauls processing facility, which began initial operations during January 2017, processed approximately 29.5 million head, or 5.2% of the Company's total head processed during the period, and sold approximately 255.1 million pounds of poultry products, or 6.0% of the Company's total poultry pounds sold during the period. During fiscal 2017, the Palestine processing facility, which began initial operations in February 2015, processed approximately 62.5 million head, or 11.0% of the Company's total head processed during the period, and sold approximately 540.9 million pounds of poultry products, or 12.8% of the Company's total poultry pounds sold during the period. By comparison, the Palestine facility processed approximately 41.4 million head during fiscal 2016, or 8.2% of the Company's total head processed during the period, and sold approximately 354.3 million pounds of poultry products during fiscal 2016, or 9.5% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products increased during fiscal 2017 as compared to fiscal 2016. Urner Barry average market prices for boneless breast, jumbo wings and bulk leg quarters increased during fiscal 2017 compared to fiscal 2016 by 5.8%, 21.4% and 21.2%, respectively, while average market prices for tenders decreased by 0.9% for the same comparative periods. Average market prices for chicken products sold to retail grocery store customers remained relatively strong during fiscal 2017 and continue to reflect good demand. Net sales of prepared chicken products during fiscal 2017 and 2016 were $170.9 million and $185.1 million, respectively, a decrease of 7.6%, resulting from a 7.2% decrease in the pounds of prepared chicken products sold and a 0.5% decrease in the average sales price of prepared chicken products sold. During fiscal 2017, the Company sold 85.2 million pounds of prepared chicken products, down from 91.8 million pounds sold during fiscal 2016.
Cost of sales for fiscal 2017 was $2,700.7 million as compared to $2,362.1 million during fiscal 2016, an increase of $338.6 million, or 14.3%. Excluding poultry products sold to the Company's prepared chicken plant, cost of sales of poultry products sold during fiscal 2017 and fiscal 2016 were $2,544.3 million and $2,197.2 million, respectively, which represents a 2.3% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase in the average cost of sales of poultry products resulted from a $0.0157 per pound increase in other costs of sales of poultry products and a decrease in the cost of feed per pound of broilers processed of $0.0042, or 1.6%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Fiscal Year 2017			Fiscal Year 2016			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$15,378		$0.3397	$10,158		$0.2171	$5,220	$0.1226
Feed in broilers processed	1,061,793		0.2512	961,562		0.2554	100,231	(0.0042)
All other cost of sales	1,508,765		0.3570	1,284,960		0.3413	223,805	0.0157
Less: Ending Inventory	37,769		0.4437	15,378		0.3397	22,391	0.1040
Total poultry cost of sales	$2,548,167	(1) (2)	$0.6090	$2,241,302	(1)	$0.5953	$306,865	$0.0137
Pounds:
Beginning Inventory	45,272			46,800
Poultry processed	4,226,781	(2)		3,764,878
Poultry sold	4,184,365	(1) (2)		3,764,971	(1)
Ending Inventory	85,120			45,272
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.

Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February. Under the terms of the agreement, the Company will purchase, process and sell chickens grown by House of Raeford Farms through mid-December 2017. During fiscal 2017, the Company processed and sold approximately 64.0 million pounds as a result of this agreement. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this table. Under this agreement, the Company estimates it will process approximately 12.4 million pounds during the first quarter of fiscal 2018.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight, certain fixed costs and other miscellaneous costs. During fiscal 2017 and 2016, other costs of sales of poultry products also included approximately $20.2 million and $0.3 million, respectively, of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold increased $0.0157 per pound processed, or 4.6%, during fiscal 2017 as compared to fiscal 2016, primarily attributable to the bonus accruals described above, along with relative inefficiencies at the Company's new St. Pauls, North Carolina facilities, which began initial operations during the first quarter of fiscal 2017, partially offset by increased efficiencies realized at the Company's Palestine, Texas facilities as the volume of pounds processed at that facility increased. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the complex reaches full capacity. Excluding the bonus accruals and St. Pauls facilities, other costs of sales would have increased by approximately $0.0072 per pound processed, or 2.1%.
During fiscal 2017, costs of sales of the Company’s prepared chicken products were $156.4 million as compared to $164.9 million during fiscal 2016, a decrease of $8.5 million, or 5.2%, primarily attributable to a 7.2% decrease in the pounds of prepared chicken products sold. Costs of sales per pound of prepared chicken products sold were $1.8360 during fiscal 2017 as compared to $1.7965 during fiscal 2016, an increase of 2.2%, primarily attributable to increased accruals related to the Company's bonus award program during fiscal 2017.

The Company recorded the value of live broiler inventories on hand at October 31, 2017 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at October 31, 2017 or October 31, 2016.
Selling, general and administrative ("SG&A") costs during fiscal 2017 were $216.3 million, an increase of $56.4 million compared to the $159.9 million of SG&A during fiscal 2016. The following table shows the components of SG&A costs for the twelve months ended October 31, 2017 and 2016.
Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2017	Twelve months ended October 31, 2016	Increase/(Decrease)
Marketing expense	$34,272	$18,776	$15,496
Bonus award program expense	15,098	124	14,974
Employee Stock Ownership Plan ("ESOP") expense	18,000	12,300	5,700
Legal services	7,879	2,455	5,424
Trainee expense	16,182	11,955	4,227
Administrative salaries	36,193	32,379	3,814
Donations	3,036	1,132	1,904
Stock compensation expense	16,952	15,449	1,503
Start-up expense (Tyler, Texas complex)	403	—	403
Start-up expense (St. Pauls, North Carolina complex)	4,022	8,445	(4,423)
All other SG&A	64,266	56,875	7,391
Total SG&A	$216,303	$159,890	$56,413
The increase in marketing expenses shown in the table above is the result of an advertising campaign launched during the third quarter of fiscal 2016. Because the campaign continued during all of fiscal 2017, but only part of fiscal 2016, the expenses in fiscal 2017 were greater. Management expects to continue the campaign during fiscal 2018. The increase in bonus award program expense is the result of fiscal 2017 earnings per share and operational targets being achieved under the Company's fiscal 2017 bonus award program. During fiscal 2016, only relatively minimal operational bonuses were earned. The increase in ESOP expense is attributable to the Company's increased profitability during fiscal 2017, as compared to fiscal 2016. The amounts and timing of contributions to the ESOP are based on profitability and are made at the discretion of the Company's Board of Directors. The increase in legal expenses is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 3. Legal Proceedings" of this Form 10-K. The increases in trainee expense and administrative salaries are primarily attributable to increases in personnel that coincide with the Company's current and future growth plans. The change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs.
The Company’s operating income during fiscal 2017 was $425.2 million as compared to an operating income during fiscal 2016 of $294.1 million. The increase in operating income resulted primarily from increased volume, higher average sales prices and slightly lower feed costs per pound of chicken processed.
Interest expense during fiscal 2017 and fiscal 2016 was $1.9 million and $1.7 million, respectively. Although the Company had no outstanding debt during fiscal 2017, interest expense increased when compared to fiscal 2016. All of the $1.9 million expensed during fiscal 2017 was from commitment fees on the Company's revolving line of credit, which are not eligible to be capitalized, and during fiscal 2016, the Company was able to capitalize $0.3 million of interest expense related to new construction.
The Company’s effective tax rate for fiscal 2017 was 34.1% as compared to 35.4% for fiscal 2016. The Company’s effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. The effective tax rate for fiscal 2017 includes approximately 0.8% in discrete favorable benefits related to the Company's adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Due to the adoption of this standard, the Company's effective tax rate going forward could be more volatile, as it will depend on whether any shares from the Company's equity compensation plans vested during a particular period, and the stock price differential between the date of the grant and the date of the vesting. Excluding the effects of vesting stock grants, the Company's effective tax rate for fiscal 2017 was 34.9%.
As of October 31, 2017, the Company's long-term deferred income tax liability was $91.9 million as compared to $75.7 million at October 31, 2016, an increase of $16.2 million. The increase is primarily attributable to the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2017. The value of assets placed in service during fiscal 2017 is significant due to the start-up of the Company's new St. Pauls, North Carolina facilities.
The Company’s net income during fiscal 2017 was $279.7 million, or $12.30 per share, as compared to net income during fiscal 2016 of $189.0 million or $8.37 per share.
EXECUTIVE OVERVIEW OF RESULTS — 2016
The Company’s margins were lower during fiscal 2016 as compared to fiscal 2015, reflecting significantly lower average sales prices for most products produced at our plants that process a larger sized bird, partially offset by lower grain prices and continued strong demand and market prices for fresh chicken sold at retail grocery stores. The supply of and demand for fresh chicken sold to retail grocery store customers remained balanced, although the average price for that product was slightly lower during fiscal 2016 compared to fiscal 2015. In contrast, food service demand declined during fiscal 2016 when compared to fiscal 2015, and it could not keep pace with increased industry production and increases in domestic supplies caused by weak export demand. Export demand remained under pressure as a result of several factors including political conditions, China's avian influenza related ban, economic stress caused by low oil prices in some countries and the strength of the United States dollar. The result of these factors was weak pricing for most products produced at our plants that process a larger sized bird, with Urner Barry average market prices for bulk leg quarters 6.2% lower during fiscal 2016 as compared to fiscal 2015, and Urner Barry average market prices for boneless breast meat approximately 12.5% lower for the same period.
Grain costs were lower during fiscal 2016 compared to fiscal 2015, which resulted in an 8.7% decrease in the average feed cost in broiler flocks processed during fiscal 2016 as compared to fiscal 2015.
On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza ("AI") in a wild bird in the Pacific Northwest. AI was later detected in several types of poultry flocks from the West Coast to the upper Midwest, and as far south as Arkansas. There has been no indication from China of how long the ban will last. Although AI was not detected in broiler chickens of the type raised and marketed by the Company, additional countries imposed bans on United States broiler meat imports, which negatively affected dark meat pricing. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there are no material domestic or export markets for these products other than China, the Company is currently rendering those products for significantly lower returns. As a result, during fiscal 2015 the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales. The fiscal 2015 sales were made prior to the ban's effective date. Export demand remained under pressure, and overall industry exports of chicken parts, excluding paws, were higher by approximately 5.1% in volume and lower by approximately 4.9% in value during calendar 2016 compared to calendar 2015. The volume increase was the result of the removal of all avian influenza related bans, except China's. However, export demand continued to be negatively affected by the other factors described above.
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
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight, certain fixed costs and other miscellaneous costs. During fiscal 2016 and 2015, other costs of sales of poultry products also included approximately $0.3 million and $16.8 million, respectively, of charges related to the Company’s bonus award program. These non-feed related costs of poultry products sold decreased $0.0118 per pound processed, or 3.3%, during fiscal 2016 as compared to fiscal 2015, a majority of which is due to a combination of reduced accruals related to the bonus award program and increased efficiencies realized at the Company's new Palestine, Texas facilities as the volume of processed pounds increased. The decrease in bonus award program accruals is the result of fiscal 2016 minimum earnings per share and operational targets not being achieved under the Company's fiscal 2016 bonus award program.
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

The Company recorded the value of live broiler inventories on hand at October 31, 2016, at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at October 31, 2016, or October 31, 2015.
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
Interest expense during fiscal 2016 and fiscal 2015 was $1.7 million and $2.1 million, respectively. The decrease in interest expense during fiscal 2016 as compared to fiscal 2015 resulted primarily from lower outstanding debt during fiscal 2016 as compared to fiscal 2015. The decrease was partially offset by a reduction of capitalized interest during fiscal 2016 as compared to 2015. During fiscal 2016, the Company capitalized $0.3 million of interest related to new construction compared to $0.5 million of interest during fiscal 2015.
The Company’s effective tax rate for fiscal 2016 was 35.4% as compared to 35.3% for fiscal 2015. The Company's effective tax rate differs from the statutory federal rate due to state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As of October 31, 2016, the Company's long-term deferred income tax liability was $75.7 million as compared to $47.5 million at October 31, 2015, an increase of $28.2 million. The increase is primarily attributable to legislation enacted during the first quarter of fiscal 2016 which allowed for bonus depreciation to be taken on qualifying assets placed in service during the 2015 calendar year and the Company's decision to take advantage of the legislation.

The Company’s net income during fiscal 2016 was $189.0 million, or $8.37 per share, as compared to net income during fiscal 2015 of $216.0 million or $9.52 per share.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2017, was $650.8 million, and its current ratio, calculated by dividing current assets by current liabilities, was 4.3 to 1. The Company’s working capital and current ratio at October 31, 2016, were $465.1 million and 4.1 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity available during fiscal 2017 included cash on hand, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, with a maximum available borrowing capacity of $900.0 million. As of October 31, 2017 and December 13, 2017, the Company had no outstanding draws under the facility and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, which is incorporated herein by reference.
The Company’s cash position at October 31, 2017 and October 31, 2016, consisted of $419.3 million and $234.1 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash and cash equivalents at October 31, 2017 and October 31, 2016, were held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash and cash investments, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during fiscal 2017 and fiscal 2016 were $409.0 million and $296.8 million, respectively. The change in cash flows from operating activities resulted from offsetting circumstances. During fiscal 2017, the Company sold 12.7% more pounds while experiencing 5.3% higher selling prices per pound as compared to fiscal 2016. The effect of the increase in pounds sold and higher selling prices was partially offset by an increase in cash paid for income taxes of approximately $102.2 million, net of refunds received, in addition to cash needed to fund increases in inventories during fiscal 2017 as the Company's Palestine, Texas complex reached full capacity and the Company's St. Pauls, North Carolina facility moved toward full capacity.
Cash flows provided by operating activities during fiscal 2016 and fiscal 2015 were $296.8 million and $300.4 million, respectively. The change in cash flows from operating activities resulted from offsetting circumstances. During fiscal 2016, compared to fiscal 2015, the Company's cash paid for income taxes decreased by approximately $112.1 million, net of refunds received, and the Company sold 9.0% more pounds. However, the effect of the increase in pounds sold and decrease in cash paid for income taxes was offset by reduced market prices for poultry products in fiscal 2016 and cash needed to fund increases in inventories during fiscal 2016 as the Company's Palestine, Texas facility moved toward full capacity.
Cash flows used in investing activities during fiscal 2017, 2016 and 2015, were $165.9 million, $200.4 million and $157.4 million, respectively. The Company’s capital expenditures during fiscal 2017 of $166.8 million included approximately $29.0 million related to progress payments made under purchase agreements for future delivery of new aircraft as described below, approximately $26.3 million for construction at the Company’s new St. Pauls, North Carolina complex, approximately $12.4 million for construction at the Company's new Tyler, Texas complex and approximately $9.4 million for expansion of the Company's existing prepared chicken facility in Flowood, Mississippi. The Company’s capital expenditures during fiscal 2016 were $200.9 million and included approximately $122.4 million for construction at St. Pauls, North Carolina complex and approximately $5.7 million for construction of a new office building on the site of the Company's headquarters in Laurel, Mississippi. The Company's capital expenditures during fiscal 2015 were $158.3 million and included approximately $50.6 million for construction at the Company’s Palestine, Texas complex, approximately $13.2 million for construction at the St. Pauls, North Carolina complex, and approximately $11.7 million for progress payments on a new Company aircraft. Excluding expenditures related to construction and new aircraft during fiscal 2017, 2016 and 2015, the Company’s capital expenditures for those years were $89.7 million, $72.8 million and $82.8 million, respectively.
Cash flows used in financing activities during fiscal 2017, 2016 and 2015 were $57.9 million, $58.9 million and $111.9 million, respectively. During fiscal 2017, the Company purchased shares valued at $10.0 million pursuant to the Company's Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations. Additionally, the Company paid approximately $46.4 million in dividends to its shareholders, of which approximately $22.7 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2017. During fiscal 2016, the Company purchased shares valued at $7.3 million pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, as described above. Additionally, the Company made the last of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan and paid approximately $42.9 million in dividends to its shareholders, of which approximately $22.6 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2016. During fiscal 2015, the Company repurchased and canceled 700,003 shares of its common stock in open-market transactions at an average price of $78.85 per share, and purchased shares valued at $14.9 million pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, as described above. Additionally, the Company made the fourth of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan and paid approximately $31.1 million in dividends to its shareholders, of which approximately $11.2 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2015.
As of December 7, 2017, the Company’s fiscal 2018 capital budget, excluding operating leases, is expected to be approximately $344.4 million. The 2018 capital budget will be funded by cash on hand, internally generated working capital, cash flows from operations and, as needed, borrowings under the Company’s revolving credit facility. The Company had $880.3 million available under the revolving line of credit at October 31, 2017. The fiscal 2018 capital budget includes approximately $178.0 million for construction of the Company’s new Tyler, Texas complex, approximately $32.2 million for progress payments due under purchase agreements for future delivery of new aircraft as described below, approximately $37.3 million combined for multiple large-scale equipment upgrades and corresponding building upgrades at multiple complexes further described below and approximately $4.2 million to complete the expansion of the Company's existing prepared chicken facility in Flowood, Mississippi. Excluding the budgets for the projects detailed above, the fiscal 2018 capital budget is approximately $92.7 million. These amounts are estimates and are subject to change as we move through fiscal 2018.
On December 22, 2016, the Company entered into three separate purchase agreements for three new aircraft to be delivered over the next three calendar years. The new aircraft will replace aircraft currently owned by the Company that are scheduled to be retired and removed from service in the ordinary course of business. The agreements require that the Company make periodic payments, with final payments due upon delivery of each aircraft. During fiscal 2017, the Company made payments of $29.0 million under the agreements, and expects to make payments of approximately $32.2 million and $4.0 million during fiscal 2018 and 2019, respectively.
In March 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, and initial operations of the new complex began during the first quarter of fiscal 2017. At full capacity, the new complex will process 1.25 million chickens per week. As of October 31, 2017, the Company has spent approximately $161.9 million on the project, of which approximately $26.3 million was spent during fiscal 2017. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.25 million chickens per week. We are in the early stages of construction, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
On October 2, 2017, the Company filed a shelf registration statement on Form S-3 to register for possible future sale shares of the Company's common and/or preferred stock. An indeterminate amount of common stock and preferred stock may be offered by the Company in amounts, at prices and on terms to be determined by the board of directors if and when shares are issued. The registration statement became automatically effective upon filing with the SEC on October 2, 2017.
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
Revolving Credit Facility

The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2017 was $115.0 million (including $15.0 million carried over from fiscal 2016), and the normal limitation for fiscal 2018 is $125.0 million (including $20.0 million carried over from fiscal 2017).
The credit facility also permits capital expenditures up to $200.5 million on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the normal capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2017, was $980.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of October 31 and December 13, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, and Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, which are incorporated herein by reference.
Contractual Obligations
Obligations under non-cancelable operating leases; purchase obligations relating to feed grains, other feed ingredients and packaging supplies; construction contracts and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2017, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	36,834	14,291	16,853	5,690	—
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	174,722	174,722	—	—	—
Construction contracts and other	112,101	103,901	8,200	—	—
Aircraft purchase agreements	36,158	32,200	3,958	—	—
Repair and maintenance contracts	—	—	—	—	—
Claims payable	16,851	8,351	8,500	—	—
Total	$376,666	$333,465	$37,511	$5,690	$—
Off-balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements material to our financial position or results of operations as of October 31, 2017.
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
The Company’s live broiler inventories are recorded at cost at October 31, 2017 and 2016, because the estimated market value for all broiler flocks in inventory was higher than the estimated cost to complete those live broiler inventories. Breeders are generally not subject to lower of cost or market reserves due to their longer production lives.
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
Performance Share Plans
The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in each outstanding agreement relate to the Company’s average return on equity and average return on sales over a two year performance period. There is an additional one-year service-based vesting period during which the holder must be employed by the Company to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the total three year vesting period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the awards. The accounting for these awards requires the Company to accrue over the three year vesting period the estimated amounts that will be earned with adjustments made during the service period using the cumulative catch up method. With respect to the fiscal 2015 awards, which vested and were issued effective October 31, 2017, the Company expensed a total of approximately $8.7 million, of which $5.9 million was recorded during fiscal 2016 and $2.8 million was recorded during fiscal 2017. With respect to the fiscal 2016 awards, the Company has accrued $6.8 million as of October 31, 2017, based on the Company’s determination that achievement of the applicable performance based criteria for those agreements is probable at a level between the target and maximum levels. Because of the volatility of the factors previously discussed, as of October 31, 2017, the Company was unable to determine that it was probable that awards from outstanding agreements entered into during fiscal 2017 would be earned, and therefore has not accrued any amount for those awards. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2015 and November 1, 2016 would be earned, an additional $0.7 million and $4.1 million, respectively, would have been accrued as of October 31, 2017.
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
New Accounting Pronouncements

During fiscal 2017, the Company early-adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The provisions of this update that materially affected our consolidated financial statements, or could potentially materially affect them in the future, require all income tax effects of stock awards to be recognized in the statement of operations during the period the awards vest or are settled, rather than recording excess tax benefits or deficiencies in additional paid-in capital, and require the related amounts to be presented as operating activities on the statement of cash flows, rather than financing activities. During the period of adoption, the standard requires the Company to account for the transactions as if the standard had been adopted on the first day of the fiscal year in which it was adopted. As a result of adoption, our income tax expense for fiscal 2017, was reduced by approximately $3.3 million from excess tax benefits, approximately $676,000 of which were previously recorded as additional paid-in-capital during our first quarter of fiscal 2017. Additionally, excess tax benefits are now presented as operating activities on the statement of cash flows, rather than financing activities. The Company chose to apply that provision retrospectively, and as a result, reclassified approximately $3.9 million and $2.6 million, respectively, of excess tax benefits recognized during fiscal 2016 and 2015 from financing activities to operating activities. Additional provisions from this guidance relate to accounting for forfeitures and the presentation of an employee's use of shares to satisfy the employer's statutory tax withholding obligations. Adoption of those two provisions did not have a material effect on our consolidated financial statements. The Company has elected to account for forfeitures as they occur, rather than estimating forfeitures when determining the amount of compensation cost to recognize each period. The Company will continue to present employees' use of shares to satisfy our statutory withholding obligations as financing activities on the statement of cash flows.
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Scope of Modification Accounting, which amends the requirements related to accounting for changes to stock compensation awards. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The impact this guidance will have on our consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The guidance requires the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item or items as other compensation costs arising from the services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be reported outside of operating income. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosures of key information about the leasing arrangements. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value and is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the prospective transition method should be applied. We do not expect adoption to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. Companies have the option to adopt retrospectively or modified retrospectively with a cumulative effect adjustment. The Company expects to adopt this standard as of November 1, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements. This evaluation includes reviewing contracts, identifying performance obligations and determining when those performance obligations are met, among other procedures. Although we are still evaluating the impact, based on the reviews completed to date, we do not expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements.

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
Generally, the Company commits to purchase feed ingredients for deferred delivery from one month to nine months after the time of the commitment. The grain purchases are made directly with our usual grain suppliers, which are companies in the business of regularly supplying grain to end users, and do not involve options to purchase. Such purchases occur when our chief operating decision maker concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, our chief operating decision maker believes he can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. Market factors considered by our chief operating decision maker in determining whether or not and to what extent to buy grain for deferred delivery include:

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2017, the Company purchased approximately 113.5 million bushels of corn and approximately 1,031,378 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $113.5 million in fiscal 2017. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $10.3 million.
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

During fiscal 2017, the Company’s average feed cost per pound of broilers processed totaled $0.2512 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0269, based on the quantity of grain used during fiscal 2017. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during fiscal 2017.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2017:

Feed Ingredient	Quantity Purchased during Fiscal 2016	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	113.5 million bushels	$1.00 per bushel	$113.5 million	$0.0269/lb processed
Soybean meal	1,031,378 tons	$10.00 per ton	$10.3 million	$0.0024/lb processed
Typically, the Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and the Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At October 31, 2017, the Company had no outstanding debt on its balance sheet.
The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2017. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanderson Farms, Inc. and subsidiaries at October 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanderson Farms, Inc.’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 14, 2017

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2017	2016
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$419,285	$234,111
Accounts receivable, less allowance of $3,260 in 2017 and $2,650 in 2016	138,868	124,348
Inventories	252,765	220,306
Prepaid expenses	38,620	34,559
Total current assets	849,538	613,324
Property, plant and equipment:
Land and buildings	685,811	579,051
Machinery and equipment	906,084	793,632
Construction-in-process	65,189	132,913
	1,657,084	1,505,596
Accumulated depreciation	(780,276)	(701,605)
	876,808	803,991
Other assets	6,897	5,385
Total assets	$1,733,243	$1,422,700
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90,904	$72,774
Accrued expenses	101,168	57,918
Accrued income taxes	6,649	17,497
Total current liabilities	198,721	148,189
Claims payable and other liabilities	9,762	8,501
Deferred income taxes	91,898	75,748
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued - Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares- 22,802,690 in 2017 and 22,693,225 in 2016	22,803	22,693
Paid-in capital	134,999	125,855
Retained earnings	1,275,060	1,041,714
Total stockholders’ equity	1,432,862	1,190,262
Total liabilities and stockholders’ equity	$1,733,243	$1,422,700
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2017	2016	2015
	(In thousands, except per share data)
Net sales	$3,342,226	$2,816,057	$2,803,480
Cost and expenses:
Cost of sales	2,700,684	2,362,056	2,312,368
Selling, general and administrative	216,303	159,890	155,114
	2,916,987	2,521,946	2,467,482
Operating income	425,239	294,111	335,998
Other income (expense):
Interest income	1,167	244	106
Interest expense	(1,886)	(1,708)	(2,136)
Other	10	30	123
	(709)	(1,434)	(1,907)
Income before income taxes	424,530	292,677	334,091
Income tax expense	144,785	103,716	118,090
Net income	$279,745	$188,961	$216,001
Earnings per share:
Basic	$12.30	$8.37	$9.52
Diluted	$12.30	$8.37	$9.52
Dividends per share	$2.04	$1.90	$1.38
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance at October 31, 2014	23,130,503	$23,130	$150,122	$724,696	$897,948
Net income for year	—	—	—	216,001	216,001
Cash dividends ($1.38 per share)	—	—	—	(31,092)	(31,092)
Purchase of common stock	(700,003)	(700)	(40,540)	(13,952)	(55,192)
Issuance of stock under stock compensation plans	90,375	91	(9,974)	—	(9,883)
Amortization of unearned compensation	—	—	12,079	—	12,079
Balance at October 31, 2015	22,520,875	22,521	111,687	895,653	1,029,861
Net income for year	—	—	—	188,961	188,961
Cash dividends ($1.90 per share)	—	—	—	(42,900)	(42,900)
Issuance of stock under stock compensation plans	172,350	172	669	—	841
Amortization of unearned compensation	—	—	13,499	—	13,499
Balance at October 31, 2016	22,693,225	22,693	125,855	1,041,714	1,190,262
Net income for year	—	—	—	279,745	279,745
Cash dividends ($2.04 per share)	—	—	—	(46,399)	(46,399)
Issuance of stock under stock compensation plans	109,465	110	(5,733)	—	(5,623)
Amortization of unearned compensation	—	—	14,877	—	14,877
Balance at October 31, 2017	22,802,690	$22,803	$134,999	$1,275,060	$1,432,862
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
	2017	2016	2015
	(In thousands)
Operating activities
Net income	$279,745	$188,961	$216,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,337	84,583	74,661
Amortization of share-based compensation	17,376	15,813	16,068
Provision for losses on accounts receivable	610	150	300
Deferred income taxes	16,150	28,223	4,781
Change in assets and liabilities:
Accounts receivable	(15,130)	(11,574)	5,071
Inventories	(32,459)	(21,553)	(7,930)
Income taxes	(9,341)	37,821	(35,273)
Prepaid expenses and other assets	(4,279)	(1,263)	(1,162)
Accounts payable	12,013	5,109	11,615
Accrued expenses, claims payable and other liabilities	43,931	(29,511)	16,304
Total adjustments	129,208	107,798	84,435
Net cash provided by operating activities	408,953	296,759	300,436
Investing activities
Capital expenditures	(166,768)	(200,882)	(158,289)
Net proceeds from sale of property and equipment	853	478	848
Net cash used in investing activities	(165,915)	(200,404)	(157,441)
Financing activities
Principal payments on long-term debt	—	(10,000)	(10,000)
Payments for debt issuance costs	(2,416)	—	(1,960)
Dividends paid	(46,399)	(42,900)	(31,092)
Repurchase of common stock	—	—	(55,193)
Proceeds from issuance of restricted stock under stock compensation plans	983	1,279	1,209
Payments from issuance of common stock under stock compensation plans	(10,032)	(7,282)	(14,910)
Net cash used in financing activities	(57,864)	(58,903)	(111,946)
Net change in cash and cash equivalents	185,174	37,452	31,049
Cash and cash equivalents at beginning of year	234,111	196,659	165,610
Cash and cash equivalents at end of year	$419,285	$234,111	$196,659
Supplemental disclosure of cash flow information:
Income taxes paid	$139,990	$72,213	$149,770
Interest paid, net	$1,867	$1,709	$2,615
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include the accounts of Sanderson Farms, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the current year's presentation, including cash flow reclassifications for tax benefits from vesting of restricted stock in relation to the Company's retrospective adoption of Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Refer to the "Impact of Recently Issued Accounting Standards" sub-section below for a description of the resulting reclassification to the cash flow statement items previously reported for the years ended October 31, 2016 and October 31, 2015.
Business: The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and other prepared chicken items. The Company’s net sales and cost of sales are significantly affected by market price fluctuations of its principal products sold and of its principal feed ingredients, corn and other grains.
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. One customer accounted for more than 10% of consolidated sales for each of the years ended October 31, 2017, 2016 and 2015. Sales to that customer accounted for 17.0%, 17.5%, and 16.2% of the Company’s consolidated net sales in fiscal 2017, 2016, and 2015, respectively. Shipping and handling costs are included as a component of cost of sales.
Generally, revenue is recognized in connection with a transaction when the Company has agreed to sell, and our customer has agreed to purchase, a specific quantity of product, when delivery has occurred, when the price to the buyer has been fixed, and when collectability is reasonably assured. For most customers, this occurs when the product is delivered to customers. Revenue on certain international sales is recognized upon transfer of title, which may occur at varying times between shipment and delivery. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, cooperative advertising allowances, product terms and other items.

RECONCILIATION OF GROSS SALES TO NET SALES DOLLARS (in millions)

Product Category	Description	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Fresh Ice Packed Chicken	Gross Sales	$585.0	$438.5	$399.1
	Commissions	(4.3)	(4.2)	(4.1)
	Sales and Customer Allowances	(15.6)	(14.1)	(12.8)
	Other (1)	(18.0)	(13.5)	(13.5)
	Net Sales	547.1	406.7	368.7
Chill Pack Chicken	Gross Sales	1,061.1	999.9	1,057.6
	Commissions	(4.6)	(4.4)	(4.6)
	Sales and Customer Allowances	(5.6)	(5.7)	(6.5)
	Other (1)	(6.2)	(5.6)	(5.3)
	Net Sales	1,044.7	984.2	1,041.2
Frozen Chicken	Gross Sales	224.5	144.0	178.3
	Commissions	—	—	(0.1)
	Sales and Customer Allowances	—	—	—
	Other (1)	(0.6)	(0.5)	(0.6)
	Net Sales	223.9	143.5	177.6
Fresh Vacuum Sealed Chicken	Gross Sales	1,359.8	1,085.7	1,010.6
	Commissions	(1.5)	(1.9)	(1.7)
	Sales and Customer Allowances	(9.9)	(9.4)	(9.0)
	Other (1)	(9.3)	(7.5)	(7.7)
	Net Sales	1,339.1	1,066.9	992.2
Minimally Prepared Chicken	Gross Sales	172.4	186.0	187.7
	Commissions	(0.8)	(0.4)	(0.5)
	Sales and Customer Allowances	(0.4)	(0.2)	(0.1)
	Other (1)	(0.4)	(0.3)	(0.3)
	Net Sales	170.8	185.1	186.8
Mechanically Deboned Chicken	Gross Sales	16.6	29.7	37.0
	Commissions	—	—	—
	Sales and Customer Allowances	—	—	—
	Other (1)	—	—	—
	Net Sales	16.6	29.7	37.0
Totals	Gross Sales	3,419.4	2,883.8	2,870.3
	Commissions	(11.2)	(10.9)	(11.0)
	Sales and Customer Allowances	(31.5)	(29.4)	(28.4)
	Other (1)	(34.5)	(27.4)	(27.4)
	Net Sales	$3,342.2	$2,816.1	$2,803.5

(1)	Other deductions include short weights, miscellaneous deductions, credit memos, rebates and other items.
Sales of offal are considered by-products; accordingly, these amounts reduce cost of sales and totaled $32.6 million, $27.8 million and $31.2 million in fiscal 2017, 2016 and 2015, respectively.
The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets for fiscal 2017 and 2016 were primarily Mexico, Central Asia and the Middle East. For fiscal 2015, these foreign markets were primarily Mexico, Russia, China, Eastern Europe, the Middle East and the Caribbean. These export sales for fiscal years 2017, 2016 and 2015 totaled approximately $268.5 million, $213.5 million and $207.8 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided by the straight-line method over the estimated useful lives of 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. During fiscal 2016 and 2015, the Company capitalized interest of $0.3 million and $0.5 million, respectively, related to new facilities under construction at the time in Laurel, Mississippi, St. Pauls, North Carolina, and Palestine, Texas. During fiscal 2017, the Company recorded no capitalized interest.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $40.7 million, $25.1 million and $13.1 million for fiscal 2017, 2016 and 2015, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.
Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.

The Company is periodically audited by taxing authorities and considers any adjustments, interest, and penalties incurred as a result of the audits in computing and reporting income tax expense. Any audit adjustments could have a material impact on the Company’s effective tax rate. Tax periods for fiscal years 2014 through 2017 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.
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
At October 31, 2017 and October 31, 2016, the fair value of the Company's cash and cash equivalents approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
Impact of Recently Issued Accounting Standards: During fiscal 2017, the Company early-adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The provisions of this update that materially affected our consolidated financial statements, or could potentially materially affect them in the future, require all income tax effects of stock awards to be recognized in the statement of operations during the period the awards vest or are settled, rather than recording excess tax benefits or deficiencies in additional paid-in capital, and require the related amounts to be presented as operating activities on the statement of cash flows, rather than financing activities. During the period of adoption, the standard requires the Company to account for the transactions as if the standard had been adopted on the first day of the fiscal year in which it was adopted. As a result of adoption, our income tax expense for fiscal 2017, was reduced by approximately $3.3 million from excess tax benefits, approximately $676,000 of which were previously recorded as additional paid-in-capital during our first quarter of fiscal 2017. Additionally, excess tax benefits are now presented as operating activities on the statement of cash flows, rather than financing activities. The Company chose to apply that provision retrospectively, and as a result, reclassified approximately $3.9 million and $2.6 million, respectively, of excess tax benefits recognized during fiscal 2016 and 2015 from financing activities to operating activities. Additional provisions from this guidance relate to accounting for forfeitures and the presentation of an employee's use of shares to satisfy the employer's statutory tax withholding obligations. Adoption of those two provisions did not have a material effect on our consolidated financial statements. The Company has elected to account for forfeitures as they occur, rather than estimating forfeitures when determining the amount of compensation cost to recognize each period. The Company will continue to present employees' use of shares to satisfy our statutory withholding obligations as financing activities on the statement of cash flows.

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Scope of Modification Accounting, which amends the requirements related to accounting for changes to stock compensation awards. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The impact this guidance will have on our consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The guidance requires the service cost component of defined benefit pension plans and other post-retirement benefit plans to be reported in the same line item or items as other compensation costs arising from the services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be reported outside of operating income. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosures of key information about the leasing arrangements. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value and is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the prospective transition method should be applied. We do not expect adoption to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. Companies have the option to adopt retrospectively or modified retrospectively with a cumulative effect adjustment. The Company expects to adopt this standard as of November 1, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements. Although we are still evaluating the impact, we do not currently expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements.
2. Inventories
Inventories consisted of the following:

	October 31,
	2017	2016
	(In thousands)
Live poultry-broilers and breeders	$161,575	$143,554
Feed, eggs and other	35,361	40,834
Processed poultry	37,769	15,378
Prepared chicken	12,207	13,640
Packaging materials	5,853	6,900
	$252,765	$220,306
3. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31,
	2017	2016
	(In thousands)
Parts and supplies	$25,293	$23,022
Prepaid insurance	6,691	6,084
Other prepaid expenses	6,636	5,453
	$38,620	$34,559
4. Accrued expenses
Accrued expenses consisted of the following:

	October 31,
	2017	2016
	(In thousands)
Accrued bonuses	$36,028	$441
Workers’ compensation claims	8,351	7,971
Accrued wages	11,574	8,415
Accrued rebates	6,753	6,761
Accrued vacation	8,223	6,721
Accrued property taxes	9,318	8,710
Accrued payroll taxes	11,383	9,209
Other accrued expenses	9,538	9,690
	$101,168	$57,918
5. Long-Term debt obligations
The Company had no long-term debt obligations at October 31, 2017 or October 31, 2016. The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $100.0 million, $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2017 through 2022, respectively, and permits up to $15.0 million of the unused capital expenditure limitation from fiscal year 2016 to be carried over to the fiscal year 2017; thereafter, up to $20.0 million of the unused limitation for any fiscal year starting with fiscal year 2017 may be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2017 was $115.0 million (including $15.0 million carried over from fiscal 2016), and the normal limitation for fiscal 2018 is $125.0 million (including $20.0 million carried over from fiscal 2017).
The credit facility also permits capital expenditures up to $200.5 million on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the normal capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2017, was $980.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of

October 31 and December 13, 2017, the Company had no outstanding draws under the facility, and had approximately $19.7 million outstanding in letters of credit, leaving $880.3 million of borrowing capacity available under the facility.
The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 0.25% to 1.50%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	0.25%	0.20%
2	≥ 25% and < 35%	0.50%	0.25%
3	≥ 35% and < 45%	1.00%	0.30%
4	≥ 45%	1.50%	0.35%
6. Income Taxes
Income tax expense consisted of the following:

	Years Ended October 31,
	2017	2016	2015
	(In thousands)
Current expense:
Federal	$117,611	$67,880	$101,605
State	11,024	7,613	11,704
	128,635	75,493	113,309
Deferred expense (benefit):
Federal	15,452	27,983	4,169
State	1,804	1,194	1,043
Change in valuation allowance	(1,106)	(954)	(431)
	16,150	28,223	4,781
	$144,785	$103,716	$118,090
Significant components of the Company’s deferred tax assets and liabilities are outlined below.

	October 31,
	2017	2016
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$116,431	$96,027
Prepaid and other assets	2,154	2,243
Total deferred tax liabilities	118,585	98,270
Deferred tax assets:
Accrued expenses and accounts receivable	11,941	10,572
Inventory	348	493
Compensation on restricted stock	13,606	10,591
State income tax credits	14,050	15,229
Other	165	166
Valuation allowance	(13,423)	(14,529)
Total deferred tax assets	26,687	22,522
Net deferred tax liabilities	$91,898	$75,748

The increase in the Company's deferred tax liability is primarily attributable to the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2017. The value of assets placed in service during fiscal 2017 is significant due to the start-up of the Company's new St. Pauls, North Carolina facilities.
Included in the deferred tax assets at October 31, 2017, are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $11.7 million, as well as Georgia Job Tax Credits totaling $2.3 million. The North Carolina Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area, the North Carolina Creating Jobs Credit provides a tax credit for increased employment in North Carolina, and the Georgia Job Tax Credit provides a tax credit for creation and retention of qualifying jobs in Georgia. It is management’s opinion that the majority of the North Carolina and Georgia income tax credits will not be utilized before they expire, and a $13.4 million valuation allowance has been recorded as of October 31, 2017. These credits expire between fiscal years 2017 and 2023.
At the end of each reporting period, the Company evaluates all available information at that time to determine if it is more likely than not that some or all of these credits will be utilized. As of October 31, 2017, 2016, and 2015, the Company determined that a total of $627,000, $700,000, and $350,000, respectively, would be recovered. Accordingly, those amounts were released from the valuation allowance and benefited deferred tax expense in the respective periods.
The differences between the consolidated effective income tax rate and the federal statutory rate of 35.0% are as follows:

	Years Ended October 31,
	2017	2016	2015
	(In thousands)
Income taxes at statutory rate	$148,585	$102,437	$116,932
State income taxes	9,038	7,007	8,757
State income tax credits	(606)	(948)	(342)
Federal income tax credits	(390)	(390)	(90)
Federal manufacturers deduction	(11,527)	(8,425)	(10,714)
Excess tax benefits	(3,345)	—	—
Nondeductible expenses	3,506	2,482	3,234
Other, net	630	2,507	744
Change in valuation allowance	(1,106)	(954)	(431)
Income tax expense	$144,785	$103,716	$118,090
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
The following table presents earnings per share (in thousands).

	For the years ended
	October 31, 2017	October 31, 2016	October 31, 2015
Net income	$279,745	$188,961	$216,001
Distributed and undistributed (earnings) to unvested restricted stock	(4,285)	(2,930)	(4,172)
Distributed and undistributed earnings to common shareholders — Basic	275,460	186,031	211,829
Weighted average shares outstanding — Basic	22,393	22,225	22,243
Weighted average shares outstanding — Diluted	22,393	22,225	22,243
Earnings per common share — Basic	$12.30	$8.37	$9.52
Earnings per common share — Diluted	$12.30	$8.37	$9.52

8. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made in cash at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $18,000,000, $12,300,000, and $15,000,000 in fiscal 2017, 2016, and 2015, respectively. Contributions to the ESOP vary in amount, as the contributions are based on profitability.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $8,472,000 in fiscal 2017; $7,404,000 in fiscal 2016; and $6,670,000 in fiscal 2015.
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
Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2017, 2016 and 2015, vests three to four years from the date of grant. The vesting schedule is accelerated upon death, disability, the participant’s termination of employment after reaching retirement eligibility, by reason of retirement, or upon a change in control, as defined. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $7,445,000; $6,459,000; and $6,452,000 during fiscal 2017, 2016 and 2015, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2014	566,050	$49.39
Granted during fiscal 2015	77,600	$82.75
Vested during 2015	(327,988)	$44.98
Forfeited during 2015	(1,362)	$62.15
Outstanding at October 31, 2015	314,300	$62.16
Granted during fiscal 2016	101,935	$71.58
Vested during 2016	(119,407)	$54.09
Forfeited during 2016	(3,018)	$67.82
Outstanding at October 31, 2016	293,810	$68.65
Granted during fiscal 2017	83,587	$91.71
Vested during 2017	(69,294)	$55.50
Forfeited during 2017	(6,874)	$78.22
Outstanding at October 31, 2017	301,229	$77.86
The Company had $10.8 million in unrecognized share-based compensation costs related to the 301,229 unvested shares as of October 31, 2017, that will be recognized over a weighted average period of 1 year, 7 months.
Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee terminates employment after attaining eligibility for retirement, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2017, 2016 and 2015, the participants purchased a total of 9,605; 15,075; and 15,395 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of$112.84, $84.71, and $78.53, per share, respectively, and the Company issued 2,290; 3,650; and 3,734 matching shares, valued at an average price of $112.84, $84.71, and $78.53 per share, respectively. During fiscal 2017, 2016 and 2015, the participants vested in a total of 17,034; 16,746; and 21,540 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of $80.62, $57.41, and $51.06, per share, respectively. During fiscal 2017, 2016 and 2015, the participants forfeited a total of 1,461; 484; and 112 shares of restricted stock pursuant to the Purchase Plan, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $392,000, $313,000 and $297,000 in fiscal 2017, 2016 and 2015, respectively.
During fiscal 2017, 2016 and 2015, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company’s average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, they are subject to an additional one year period during which the participant must remain employed by the Company before they are paid out. If the Company’s average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company’s level of performance. Accruals for performance shares begin during the period management determines that achievement of the applicable performance based criteria is probable at some level. In estimating the probability of the number of shares that will be awarded, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements, as the accruals are adjusted using the cumulative catch-up method of accounting.
The target number of shares specified in the performance share agreements entered into on November 1, 2016 totaled 68,350. As of October 31, 2017, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed below, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2015. During fiscal 2017, the Company determined based on combined results of fiscal 2016 and 2017, that achievement of the applicable performance based criteria for the November 1, 2015 agreements is probable at a level between the target and maximum levels. Accordingly, because the accrual is made using the cumulative catch-up method, fiscal 2017 includes compensation expense of $6,752,000, as compared to no compensation expense recorded during fiscal 2016 related to the agreements entered into on November 1, 2015. As of October 31, 2017, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2015 totaled 145,777 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining twelve months of the service period ending October 31, 2018. The Company will recognize the remaining unearned compensation related to these shares over the remaining service period.
The Compensation Committee of the Company's Board of Directors has determined that the performance shares granted November 1, 2014, have been earned at the maximum level. Accordingly, fiscal 2017 includes compensation expense of $2,787,000, related to those agreements, as compared to $5,876,000 during fiscal 2016. Because management's initial determination of probability was made during fiscal 2016, and because the accrual is made using the cumulative catch up method, the compensation expense recorded during fiscal 2016 related to the agreements entered into on November 1, 2014, was greater than that recorded during fiscal 2017. A total of 102,193 shares from the agreements entered into on November 1, 2014 vested and were issued on October 31, 2017.

Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2015 and November 1, 2016 would be earned, an additional $0.7 million and $4.1 million, respectively, would have been accrued as of October 31, 2017.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	Number of shares issued (actual (a) or estimated (e))		For the years ended
Date of Performance Share Agreement			October 31, 2017	October 31, 2016	October 31, 2015
November 1, 2012	186,951	(a)	$—	$—	$2,891
November 1, 2013	146,169	(a)	—	3,165	6,428
November 1, 2014	102,193	(a)	2,787	5,876	—
November 1, 2015	145,777	(e)	6,752	—	—
November 1, 2016 (1)	—		—	—	—
Total compensation cost			$9,539	$9,041	$9,319

Note (1) - As of October 31, 2017, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2016 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
10. Commitments and Contingencies
The Company has approximately 14,669 employees, approximately 1,840 of whom are covered by collective bargaining agreements. Each collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the applicable facility.
The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2022. Rental expense under these leases totaled approximately $17.0 million, $13.7 million, and $11.6 million during fiscal 2017, 2016 and 2015, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2017 were as follows (in millions):

Fiscal Year	Amount
2018	$11.7
2019	9.4
2020	7.0
2021	4.5
2022	1.2
$33.8
At October 31, 2017, the Company’s estimated contractual obligations for feed grains, feed ingredients, and packaging supplies totaled $174.7 million, with the entire amount due in less than one year.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. Construction commenced on this project during the fourth quarter of fiscal 2017, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. The Company estimates the total investment in the complex will be approximately $200.5 million. As of October 31, 2017, the Company has entered into commitments relating to the new complex totaling approximately $115.7 million.
As of October 31, 2017, the Company has outstanding commitments totaling $36.2 million related to purchase agreements for future delivery of aircraft. These commitments are expected to be paid as follows: $32.2 million during fiscal 2018 and $4.0 million during fiscal 2019.
The timing of expenditures related to the obligations discussed above is subject to change as the contracts mature.
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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. The lawsuits will now move into discovery, and we intend to continue to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On December 8, 2017, nine purported direct purchaser entities individually brought suit against 16 poultry producers and Agri-Stats in the United States District Court for the Northern District of Illinois alleging substantially similar claims to the direct purchaser class complaint described above.  The Company has not yet been served, and it is possible additional individual actions may be filed.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On June 29, 2017, the defendants filed a motion to dismiss the amended complaint, on August 15, 2017, the plaintiffs filed their response, and on September 15, 2017, the defendants filed a reply to the response. The motion is now fully briefed and awaiting decision. The lawsuit is in an early stage and the defendants intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On January 30, 2017, the Company received a letter from a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. The shareholder also asserted that certain directors engaged in “insider sales” from which they improperly benefited. The shareholder also demanded that the Company adopt unspecified corporate governance improvements. On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company’s board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it is in the Company’s best interests to pursue any of the actions asserted in the shareholder’s letter. On April 26, 2017, the special committee reported to the Company’s board of directors its determination that it is not in the Company’s best interests to take any of the demanded actions at this time, and that no governance improvements related to the subject matter of the demand are needed at this time. On May 5, 2017, the special committee’s counsel informed the shareholder’s counsel of the committee’s determination. As of the date of filing of this report, and to the Company’s knowledge, no legal proceedings related to the shareholder’s demand have been filed.

On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. Oral argument on the motion to dismiss is scheduled on January 19, 2018. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint. The Company has filed a motion to dismiss the amended complaint, and is awaiting a ruling on that motion. An initial scheduling conference is currently scheduled for January 18, 2018. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company's reputation and marketing program could be materially, adversely affected.
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
11. Quarterly Financial Data (unaudited)

	Fiscal Year 2017
	First Quarter (1)	Second Quarter (1)	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$688,346	$802,038	$931,901	$919,941
Gross profit	81,955	146,755	239,316	173,516
Net income	24,025	67,015	115,834	72,871
Diluted earnings per share	$1.06	$2.95	$5.09	$3.20
Note (1) - Net income and Diluted earnings per share for the first and second quarters differ from the financial statements previously filed for those interim periods due to the Company's adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the third quarter of fiscal 2017. As a result of adoption, our income tax expense for the nine months ended July 31, 2017, was reduced by $952,000 from excess tax benefits. Approximately $852,000, or $0.04 per share, of the benefit was attributable to transactions that occurred during the first quarter of fiscal 2017, and approximately $72,000, or $0.01 per share, of the benefit was attributable to transactions that occurred during the second quarter of fiscal 2017.

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
	(In Thousands)
Year Ended October 31, 2017
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,650	$610		—	$—	$3,260
Year Ended October 31, 2016
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,500	$178			$28	$2,650
Year Ended October 31, 2015
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,200	$300			$—	$2,500
_________________

(1)	Uncollectible accounts written off, net of recoveries

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
As of October 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment we have concluded that, as of October 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2017.

Item 9B.	Other Information
Not applicable.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Sanderson Farms, Inc.
We have audited Sanderson Farms, Inc. and subsidiaries' internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sanderson Farms, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sanderson Farms, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries as of October 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2017 of Sanderson Farms, Inc. and subsidiaries and our report dated December 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 14, 2017

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
The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, whose members are John H. Baker, III (Vice Chairman), Fred Banks, Jr., Toni D. Cooley, Robert C. Khayat, Phil K. Livingston (Chairman), Dianne Mooney and Gail J. Pittman. All members of the audit committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that Phil K. Livingston is an audit committee financial expert.
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
The following table provides information as of October 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005, as most recently amended and approved by shareholders on February 11, 2016. No further options or other awards may be granted under the Stock Option Plan. There are 4,200,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	278,277	649,770
Equity compensation plans not approved by security holders	—	—
Total	278,277	649,770
_________________

(1)
This column reflects 145,777 performance shares outstanding at October 31, 2017, that have been earned and that are subject to an additional one year, service-based vesting period ending on October 31, 2018, before they can be issued, and 132,500 unearned performance shares at October 31, 2017, at the maximum level. However, management could not determine that achievement of the applicable performance based criteria is probable for those unearned performance shares. This column does not include the 102,193 fiscal 2015 performance shares that were issued on October 31, 2017.

(2)
This column reflects the 1,234,751 shares of restricted stock granted to participants under the Stock Incentive Plan, the 281,728 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, the 823,627 earned performance shares that have been issued or are expected to be issued under the Stock Incentive Plan, and the 132,500 unearned outstanding performance shares that could be earned as described in footnote (1) above, in each case since the inception of the plan and net of forfeitures, but including shares withheld to satisfy tax withholding obligations.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2017 and 2016
Consolidated Statements of Operations — Years ended October 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows — Years ended October 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements — October 31, 2017
2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
3. EXHIBITS:
The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	By-Laws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

10.1+
Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.2+
First Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 23, 2014. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.3+
Second Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of May 2, 2016. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.4+
Third Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 20, 2016. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.5+
Fourth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 19, 2017. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017.)

10.6+*	Fifth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 19, 2017.

10.7+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011, for its annual meeting held February 17, 2011.)

Exhibit Number	Description

10.8+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-8 filed by the Registrant on February 11, 2016, Registration No. 333-209481.)

10.9+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2015. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 25, 2016.)

10.10+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2016. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 24, 2017.)

10.11+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.12+
Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.13+
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

10.16+
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

10.19+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2017). (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2018).

10.21+
Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.22+
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

10.24
Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.25
Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

Exhibit Number	Description

10.26
Credit Agreement dated April 28, 2017 among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)

10.27
Guaranty Agreement dated April 28, 2017 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed May 4, 2017.)

10.28
First Amendment to the Credit Agreement among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein dated as of November 22, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on November 29, 2017.)

10.29
Note Purchase Agreement dated as of April 28, 2006, between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.30	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.31
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

10.35
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
Item 16. Form 10-K Summary
None.
INDEX TO EXHIBITS:
The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	By-Laws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

10.1+
Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.2+
First Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 23, 2014. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.3+
Second Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of May 2, 2016. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.4+
Third Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 20, 2016. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.5+
Fourth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 19, 2017. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017.)

10.6+*	Fifth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 19, 2017.

10.7+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 17, 2011. (Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on January 14, 2011, for its annual meeting held February 17, 2011.)

10.8+
Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-8 filed by the Registrant on February 11, 2016, Registration No. 333-209481.)

10.9+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2015. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 25, 2016.)

10.10+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2016. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 24, 2017.)

10.11+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.12+
Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.13+
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

10.16+
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

10.19+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2017). (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2018).

10.21+
Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.22+
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

10.24
Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.25
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

10.27
Guaranty Agreement dated April 28, 2017 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed May 4, 2017.)

10.28
First Amendment to the Credit Agreement among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein dated as of November 22, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on November 29, 2017.)

10.29
Note Purchase Agreement dated as of April 28, 2006, between Sanderson Farms, Inc. and Northwest Farm Credit Services, PCA. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.30	Guarantee Agreement dated as of April 28, 2006, of Sanderson Farms, Inc. (Foods Division). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006.)

10.31
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

10.35
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
Chairman of the Board and Chief Executive Officer
Date: December 14, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/14/2017
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Lampkin Butts	12/14/2017
Lampkin Butts, Director,
President and Chief Operating Officer

/s/ D. Michael Cockrell	12/14/2017
D. Michael Cockrell,
Director, Treasurer and Chief Financial Officer

/s/ Tim Rigney	12/14/2017
Tim Rigney,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ John H. Baker, III	12/14/2017
John H. Baker, III,
Director

/s/ Fred Banks, Jr.	12/14/2017
Fred Banks, Jr.,
Director

/s/ John Bierbusse	12/14/2017
John Bierbusse,
Director

/s/ Ms. Toni Cooley	12/14/2017
Toni Cooley,
Director

/s/ Beverly Wade Hogan	12/14/2017
Beverly Wade Hogan,
Director

/s/ Robert C. Khayat	12/14/2017
Robert C. Khayat,
Director

/s/ Phil K. Livingston	12/14/2017
Phil K. Livingston,
Director

/s/ Suzanne T. Mestayer	12/14/2017
Suzanne T. Mestayer,
Director

/s/ Dianne Mooney	12/14/2017
Dianne Mooney,
Director

/s/ Gail Jones Pittman	12/14/2017
Gail Jones Pittman,
Director