Form 10-Q
period 2018-01-31
SANDERSON FARMS INC
filed 2018-02-21
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
___________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,835,774 shares outstanding as of February 19, 2018.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	January 31, 2018	October 31, 2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$388,896	$419,285
Accounts receivable, net	134,045	138,868
Inventories	253,081	252,765
Prepaid expenses and other current assets	43,497	38,620
Total current assets	819,519	849,538
Property, plant and equipment	1,700,092	1,657,084
Less accumulated depreciation	(804,382)	(780,276)
	895,710	876,808
Other assets	6,995	6,897
Total assets	$1,722,224	$1,733,243
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$104,990	$90,904
Dividends payable	7,305	—
Accrued expenses	56,606	101,168
Accrued income taxes	6,649	6,649
Total current liabilities	175,550	198,721
Claims payable and other liabilities	10,481	9,762
Deferred income taxes	57,862	91,898
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,828,898 and 22,802,690 at January 31, 2018 and October 31, 2017, respectively	22,829	22,803
Paid-in capital	136,541	134,999
Retained earnings	1,318,961	1,275,060
Total stockholders’ equity	1,478,331	1,432,862
Total liabilities and stockholders’ equity	$1,722,224	$1,733,243
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2018	2017
Net sales	$771,948	$688,346
Cost and expenses:
Cost of sales	702,101	606,391
Selling, general and administrative	52,575	46,070
	754,676	652,461
Operating Income	17,272	35,885
Other income (expense):
Interest income	419	195
Interest expense	(523)	(432)
Other	2	2
	(102)	(235)
Income before income taxes	17,170	35,650
Income tax expense (benefit)	(34,036)	11,625
Net income	$51,206	$24,025
Earnings per share:
Basic	$2.24	$1.06
Diluted	$2.24	$1.06
Dividends per share	$0.32	$0.24
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2018	2017
Operating activities
Net income	$51,206	$24,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,630	22,641
Non-cash stock compensation	6,230	5,685
Deferred income taxes	(34,036)	11,927
Change in assets and liabilities:
Accounts receivable, net	4,823	8,715
Income taxes	—	(20,232)
Inventories	(316)	(16,047)
Prepaid expenses and other assets	(5,237)	(3,194)
Accounts payable	19,984	13,871
Accrued expenses and other liabilities	(44,316)	(7,939)
Total adjustments	(26,238)	15,427
Net cash provided by operating activities	24,968	39,452
Investing activities
Capital expenditures	(51,734)	(46,265)
Net proceeds from sale of property and equipment	566	302
Net cash used in investing activities	(51,168)	(45,963)
Financing activities
Proceeds from issuance of restricted stock under stock compensation plans	659	187
Payments from issuance of common stock under stock compensation plans	(4,848)	(1,966)
Net cash used in financing activities	(4,189)	(1,779)
Net change in cash and cash equivalents	(30,389)	(8,290)
Cash and cash equivalents at beginning of period	419,285	234,111
Cash and cash equivalents at end of period	$388,896	$225,821
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(7,305)	$(5,458)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2018
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018.
The condensed consolidated balance sheet at October 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2017.
New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to measure inventory at the lower of cost or net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. The Company adopted this guidance during the first quarter of fiscal 2018, and it did not have a material effect on the Company's consolidated financial statements.
During the third quarter of fiscal 2017, the Company early-adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The provisions of this update that materially affected our consolidated financial statements, or could potentially materially affect them in the future, require all income tax effects of stock awards to be recognized in the statement of operations during the period the awards vest or are settled, rather than recording excess tax benefits or deficiencies in additional paid-in capital, and require the related amounts to be presented as operating activities on the statement of cash flows, rather than financing activities. During the period of adoption, the standard requires the Company to account for the transactions as if the standard had been adopted on the first day of the fiscal year in which it was adopted. As a result of adoption, our income tax expense for the first quarter of fiscal 2017 was reduced by approximately $852,000 from excess tax benefits attributable to awards that vested during the first quarter of fiscal 2017. As a result, the income tax expense on the statement of operations for the three months ended January 31, 2017 on this Form 10-Q is $852,000 less than the amount originally reported in our financial statements for the first quarter of fiscal 2017. Additionally, excess tax benefits are now presented as operating activities on the statement of cash flows, rather than financing activities. The Company chose to apply that provision retrospectively, and as a result, reclassified the $2.2 million of excess tax benefits originally reported in our financial statements for the first quarter of fiscal 2017 from financing activities to operating activities on the statement of cash flows for the three months ended January 31, 2017 in this Form 10-Q. Additional provisions from this guidance relate to accounting for forfeitures and the presentation of an employee's use of shares to satisfy the employer's statutory tax withholding obligations. Adoption of those two provisions did not have a material effect on our consolidated financial statements. The Company has elected to account for forfeitures as they occur, rather than estimating forfeitures when determining the amount of compensation cost to recognize each period. The Company will continue to present employees' use of shares to satisfy our statutory withholding obligations as financing activities on the statement of cash flows.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the requirements related to accounting for changes to stock compensation awards. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The impact this guidance will have on our consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.
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
NOTE 2—INVENTORIES
Inventories consisted of the following:

	January 31, 2018	October 31, 2017
	(In thousands)
Live poultry-broilers and breeders	$164,894	$161,575
Feed, eggs and other	39,077	35,361
Processed poultry	31,855	37,769
Prepared chicken	10,964	12,207
Packaging materials	6,291	5,853
	$253,081	$252,765
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2017 audited financial statements in the Company's 2017 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three months ended January 31, 2018 was $6.2 million as compared to total stock based compensation expense of $5.7 million for the three months ended January 31, 2017.
During the three months ended January 31, 2018, participants in the Company’s Management Share Purchase Plan (MSPP) elected to receive a total of 4,624 shares of restricted stock at an average price of $142.25 per share instead of a specified percentage of their cash compensation, and the Company issued 1,116 matching restricted shares. During the three months ended January 31, 2018, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $62,000 as compared to $60,000 during the three months ended January 31, 2017.
During fiscal 2018, 2017 and 2016, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, they are subject to an additional one-year period during which the participant must remain employed by the Company before they are paid out. If the Company's average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. Accruals for performance shares begin during the period management determines that achievement of the applicable performance based criteria is probable at some level. In estimating the probability of the number of shares that will be awarded, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company's results, the Company's assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements, as the accruals are adjusted using the cumulative catch-up method of accounting.
The target number of shares specified in the performance share agreements entered into on November 1, 2017 totaled 53,850. As of January 31, 2018, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2016. During the quarter ended January 31, 2018, the Company determined that achievement of the applicable performance based criteria for the November 1, 2016 agreements is probable at a level between the target and maximum levels. Accordingly, because the accrual is made using the cumulative catch-up method, the quarter ended January 31, 2018 includes compensation expense of $3.3 million, as compared to no compensation expense recorded during the quarter ended January 31, 2017 related to the agreements entered into on November 1, 2016. As of January 31, 2018, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2016 totaled 87,138 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining nine months of the performance period ending October 31, 2018, and due to potential forfeitures. The Company will recognize the remaining unearned compensation related to these shares over the remaining service period.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2015 have been earned at a level between the target and maximum levels, subject to the satisfaction of the additional one-year service period ending on October 31, 2018. Accordingly, the three months ended January 31, 2018 include compensation expense of $0.8 million related to those agreements, as compared to compensation expense of $3.3 million during the three months ended January 31, 2017. Because management's initial determination of probability was made during the three months ended January 31, 2017, and because the accrual is made using the cumulative catch-up method, the compensation expense recorded during the three months ended January 31, 2017 related to the agreements entered into on November 1, 2015 was greater than that recorded during the first quarter of fiscal 2018. As of January 31, 2018, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2015 totaled 145,741 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining nine months of the service period ending October 31, 2018. The Company will recognize the remaining unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2016 and November 1, 2017 would be earned, an additional $1.8 million and $1.3 million, respectively, would have been accrued as of January 31, 2018.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	January 31, 2018	January 31, 2017
November 1, 2014	102,193 (a)	$—	$634
November 1, 2015	145,741 (e)	846	3,291
November 1, 2016	87,138 (e)	3,326	—
November 1, 2017 (1)	— (e)	—	—
Total compensation cost		$4,172	$3,925

Note (1) - As of January 31, 2018, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2017 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2017, the Company granted 53,850 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $148.23 per share and will vest on November 1, 2021. On February 15, 2018, the Company granted an aggregate of 11,400 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $131.61 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2018 related to all unvested restricted stock grants totaled 282,854. During the three months ended January 31, 2018, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.0 million related to restricted stock grants, as compared to $1.7 million during the three months ended January 31, 2017. The Company had $15.9 million in unrecognized share-based compensation costs as of January 31, 2018, that will be recognized over a weighted average remaining vesting period of approximately 2 years, 5 months.
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
The following table presents earnings per share.

	Three months ended
	January 31, 2018	January 31, 2017
	(in thousands except per share amounts)
Net Income	$51,206	$24,025
Distributed and undistributed (earnings) to unvested restricted stock	(732)	(368)
Distributed and undistributed earnings to common shareholders—Basic	$50,474	$23,657
Weighted average shares outstanding—Basic	22,501	22,379
Weighted average shares outstanding—Diluted	22,501	22,379
Earnings per common share—Basic	$2.24	$1.06
Earnings per common share—Diluted	$2.24	$1.06
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
At January 31, 2018, and October 31, 2017, the fair value of the Company's cash and cash equivalents approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. Construction commenced on this project during the fourth quarter of fiscal 2017, and initial operations of the completed complex are expected to begin during the first calendar quarter of 2019. The Company estimates the total investment in the complex will be approximately $200.5 million. As of January 31, 2018, the Company has spent approximately $28.3 million on the project and has entered into commitments related to the new complex totaling approximately $115.7 million.
As of January 31, 2018, the Company has outstanding commitments totaling $26.2 million related to purchase agreements for future delivery of aircraft. These commitments are expected to be paid as follows: $22.1 million during the remainder of fiscal 2018 and $4.1 million during fiscal 2019.
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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 15, 2018, the commercial indirect purchaser plaintiffs filed a motion for leave to file their fourth amended complaint. The Company is awaiting a ruling on that motion. The lawsuits will now move into discovery, and we intend to continue to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Between December 8, 2017 and January 30, 2018, additional purported direct purchaser entities individually brought four separate suits against 16 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois. These suits allege substantially similar claims to the direct purchaser class complaint described above and are now pending in front of the same judge. They are likely to move into discovery on the same or similar timeline as the putative class action lawsuits. It is possible additional individual actions may be filed.

Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants' motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company cannot predict the outcome of this action or the appeal. If the plaintiffs were to prevail in the action, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the defendants' motion to dismiss for lack of personal jurisdiction. On February 2, 2018, the plaintiffs filed a letter with the Court stating their intention to file a substantially similar complaint against Sanderson Farms in a judicial district in which both personal jurisdiction and venue would be proper. Should the plaintiffs file another complaint, we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair

Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company's motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Company is awaiting a ruling on that motion. An initial scheduling conference is currently scheduled for March 1, 2018. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company's reputation and marketing program could be materially, adversely affected.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of January 31, 2018. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 7—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 is $125.0 million, including $20.0 million carried over from fiscal 2017.
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
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2018, was $1,007.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of January 31 and February 20, 2018, the Company had no outstanding draws under the facility, and had approximately $23.5 million outstanding in letters of credit, leaving $876.5 million of borrowing capacity available under the facility.
NOTE 8—INCOME TAXES

On December 22, 2017, President Trump signed the "Tax Cut and Jobs Act" (the "Tax Act") into law. The provisions of the Tax Act that will materially affect our fiscal years 2018 and thereafter include, but are not limited to, a reduction in the corporate federal income tax rate from 35% to 21% and a change in the bonus depreciation rules to allow full expensing of qualified property in the year placed in service. Provisions of the Tax Act that will not affect our fiscal year 2018, but could materially affect our fiscal years 2019 and thereafter include, but are not limited to, a lower tax rate on foreign-derived intangible income, the repeal of the domestic production activities deduction and changes to the rules regarding the deductibility of excessive employee remuneration for certain employees.
Our financial statements for the first quarter of fiscal 2018 were materially affected by the changes enacted by the Tax Act to the Internal Revenue Code of 1986, as amended. U.S. GAAP requires that the effects from changes in tax laws be recognized in the period in which the new law is enacted, which for the Tax Act is our first quarter of fiscal 2018. For fiscal 2018, our statutory federal income tax rate will decrease from the previously enacted 35% to approximately 23.3%. The fiscal 2018 statutory rate will not decrease entirely to 21%, because it is a blended rate of two months at 35% (before the Tax Act became effective) and ten months at 21% (after the Tax Act became effective). In addition to benefiting from the lower corporate federal income tax rate on current earnings, the Company recorded a tax benefit in accordance with U.S. GAAP related to the revaluation of its deferred tax assets and liabilities using the enacted tax rate expected to apply when the temporary differences from which the deferred taxes arose are expected to be settled.
Following the enactment of the Tax Act, the United States Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118 which provides the Company up to a one-year measurement period, beginning on the Tax Act's enactment date, in which to complete the required analysis and accounting for the effects of the Tax Act. The guidance allows the Company to record provisional adjustments related to the impacts of the Tax Act when the accounting for the effects of the Tax Act is incomplete, but when reasonable estimates can be made regarding the effects of the Tax Act. Our accounting for the Tax Act is not complete, because it required the Company to estimate the timing of settlement of the temporary differences from which our deferred taxes arose; however, we were able to make reasonable estimates, and we recorded those estimates as provisional adjustments as described in the paragraph below. The Company will continue to monitor these estimates as we move through the measurement period. If any adjustments to the provisional amounts are required, those adjustments will be recorded in the period such new information becomes available.
The Company's effective tax rate for the first quarter of fiscal 2018 was (198.23)%, as compared to 32.61% for the first quarter of fiscal 2017. The revaluation of our deferred taxes using the newly enacted tax rate resulted in a $37.5 million income tax benefit, or an approximately (218.4)% impact to the effective tax rate for the first quarter of fiscal 2018. Additionally, the effective tax rates for the first quarter of fiscal 2018 and 2017, respectively, include approximately (4.2)% and (2.4)% favorable impacts related to excess tax benefits from share-based payments to employees. Excluding the impacts of the deferred tax revaluation and the excess tax benefits, the Company's effective tax rates for the first quarter of fiscal 2018 and 2017 would have been approximately 24.4% and 35.0%, respectively.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of January 31, 2018, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2018 and 2017. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated December 14, 2017. In our opinion, the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 21, 2018

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2017.
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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “outlook,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management’s beliefs about future growth plans, future earnings, production levels, capital expenditures, grain prices, global economic conditions, supply and demand factors and other industry conditions.
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, marketing and distribution. The Company’s prepared chicken product line includes approximately 95 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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
In February 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a feed mill, hatchery, poultry processing plant and wastewater facility with the capacity to process 1.25 million chickens per week. The facility reached full capacity during fiscal 2016.
In March 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility with the capacity to process 1.25 million chickens per week, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, initial operations of the new complex began during the first quarter of fiscal 2017, and the facility reached near full capacity during January 2018. The Company expects the facility will reach full capacity during April 2018. During the first quarter of fiscal 2018, the St. Pauls processing plant processed approximately 122.7 million pounds of dressed poultry meat, as compared to 4.0 million pounds during the first quarter of fiscal 2017.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.25 million chickens per week. We are in the early stages of construction, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 is $125.0 million, including $20.0 million carried over from fiscal 2017.
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

Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2018, was $1,007.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of January 31 and February 20, 2018, the Company had no outstanding draws under the facility, and had approximately $23.5 million outstanding in letters of credit, leaving $876.5 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, and Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, which are incorporated herein by reference.
EXECUTIVE OVERVIEW OF RESULTS
The Company's margins decreased during the first quarter of fiscal 2018 when compared to the same period a year ago, reflecting lower average sales prices and higher average costs of good sold. Our lower average sales prices reflect a mix of lower market prices for products sold to food service customers, higher market prices for products sold to export customers and stable market prices for products sold to retail grocery store customers. Our higher average costs of goods sold reflect a decrease in feed costs per pound of chicken processed, which was more than offset by an increase in other costs of goods sold, details of which are described in more detail in the "Results of Operations" section below.
Market prices for corn were slightly higher and for soybean meal were slightly lower during the first quarter of fiscal 2018 as compared to the same period a year ago. This combination, along with improved broiler performance, resulted in a decrease in our average feed cost in broiler flocks processed of 1.9%, as compared to the first quarter of fiscal 2017. We have priced a portion of our grain needs through the second quarter of fiscal 2018. Both corn and soybean balance tables are healthy as we head into the 2018 planting season, but market prices have moved higher over the past several weeks based on weather concerns in Argentina and strong export demand. Had we priced our remaining fiscal 2018 needs at February 19, 2018 cash market prices, our costs of feed grains would be approximately $52.9 million higher during fiscal 2018 as compared to fiscal 2017.
RESULTS OF OPERATIONS
Net sales for the first quarter ended January 31, 2018 were $771.9 million as compared to $688.3 million for the first quarter ended January 31, 2017, an increase of $83.6 million, or 12.1%. Net sales of poultry products for the first quarter ended January 31, 2018 and 2017, were $731.4 million and $647.5 million, respectively, an increase of $83.9 million, or 13.0%. The increase in net sales of poultry products resulted from a 14.4% increase in the pounds of poultry products sold, partially offset by a 1.2% decrease in the average sales price of poultry products sold. During the first quarter of fiscal 2018, the Company sold 1,106.0 million pounds of poultry products, up from 967.2 million pounds during the first quarter of fiscal 2017. The increased pounds of poultry products sold resulted from a 12.4% increase in the number of head processed and a 1.6% decrease in the average live weight of poultry processed. The new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 14.4 million head during the first quarter of fiscal 2018, or approximately 10.0% of the Company's total head processed during the period, and sold approximately 123.6 million pounds of poultry products during the first quarter of fiscal 2018, or approximately 11.2% of the Company's total poultry pounds sold during the period. By comparison, the St. Pauls facility processed approximately 0.5 million head during the first quarter of fiscal 2017, or approximately 0.4% of the Company's total head processed during the period, and sold approximately 8.8 million pounds of poultry products during the first quarter of fiscal 2017, or approximately 0.9% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during the first quarter of fiscal 2018 as compared to the same quarter of fiscal 2017. When compared to the first quarter of fiscal 2017, Urner Barry average market prices for jumbo wings, boneless breast meat and tenders decreased by 9.0%, 2.8% and 1.7%, respectively, while market prices for bulk leg quarters increased by 15.9%. Average market prices for chicken products sold to retail grocery store customers remained relatively strong during the first quarter of fiscal 2018 and continue to reflect good demand. Net sales of prepared chicken products for the first quarter ended January 31, 2018 and 2017 were $40.5 million and $40.8 million, respectively, or a decrease of 0.8%. This decrease resulted from a 0.9% decrease in the pounds of prepared chicken products sold, partially offset by a 0.1% increase in the average sales price of prepared chicken products sold. During the first quarter of fiscal 2018, the Company sold 20.5 million pounds of prepared chicken products, down from 20.7 million pounds during the first quarter of fiscal 2017.
Cost of sales for the first quarter of fiscal 2018 was $702.1 million as compared to $606.4 million during the first quarter of fiscal 2017, an increase of $95.7 million, or 15.8%. Cost of sales of poultry products during the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, was $666.9 million and $571.0 million, respectively, which represents a 2.1% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)" to the table, the increase in the average cost of sales of poultry products resulted from a $0.0188 per pound increase in other costs of sales of poultry products, partially offset by a decrease in the cost of feed per pound of broilers processed of $0.0047, or 1.9%.
Poultry Cost of Sales
(In thousands, except per pound data)

	First Quarter 2018			First Quarter 2017			Increase/(Decrease)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$37,769		$0.4437	$15,378		$0.3397	$22,391	$0.1040
Feed in broilers processed	265,757		0.2446	245,149		0.2493	20,608	(0.0047)
All other cost of sales	396,050		0.3645	339,972		0.3457	56,078	0.0188
Less: Ending Inventory	31,855		0.4405	21,300		0.3925	10,555	0.0480
Total poultry cost of sales	$667,721	(1) (2)	$0.6077	$579,199	(1)	$0.5947	$88,522	$0.0130
Pounds:
Beginning Inventory	85,120			45,272
Poultry processed	1,086,434	(2)		983,400
Poultry sold	1,098,783	(1) (2)		973,874	(1)
Ending Inventory	72,322			54,273
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February 2017. Under the terms of the agreement, the Company purchased, processed and sold chickens grown by House of Raeford Farms through mid-December 2017. During the first quarter of fiscal 2018, the Company processed and sold approximately 14.2 million pounds as a result of this agreement. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this table.
Other costs of sales of poultry products include labor, contract grower pay, packaging, freight and certain fixed costs, among other costs. These non-feed related costs of poultry products sold increased by $0.0188 per pound processed, or 5.4%, during this year’s first fiscal quarter compared to the same quarter a year ago, primarily attributable to higher labor, freight and fixed costs across our operations, partially offset by efficiencies realized at the Company's St. Pauls, North Carolina facilities, which were in the early stages of initial operations during the first quarter of fiscal 2017 and operating at near full capacity during the first quarter of fiscal 2018. Excluding St. Pauls, other costs of sales would have increased by $0.0264 per pound processed, or 7.7%.
Costs of sales of the Company’s prepared chicken products during the first quarter of fiscal 2018 were $35.2 million as compared to $35.4 million during the same quarter a year ago, a decrease of $0.2 million, or 0.4%, primarily attributable to a 0.9% decrease in the pounds of prepared chicken sold and a 3.1% decrease in the costs per pound of raw material purchases, partially offset by a 12.9% increase in processing costs per pound. The increase in processing costs per pound is primarily attributable to a 4.5% decrease in the Company's prepared chicken pounds processed compared to the first quarter of fiscal 2017.
The Company recorded the value of live broiler inventories on hand at January 31, 2018 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the market value. No such charge was required at January 31, 2018 or January 31, 2017.
Selling, general and administrative ("SG&A") costs during the three months ended January 31, 2018 were $52.6 million, an increase of $6.5 million compared to the $46.1 million during the three months ended January 31, 2017. The following table includes the components of SG&A costs for the three months ended January 31, 2018 and 2017.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended January 31, 2018	Three Months Ended January 31, 2017	Increase/(Decrease)
Trainee expense	$5,189	$3,312	$1,877
Administrative salaries	10,210	8,467	1,743
Legal expense	2,592	1,556	1,036
Start-up expense (Tyler)	846	—	846
Stock compensation expense	6,051	5,607	444
Advertising expense	8,774	8,734	40
Start-up expense (St. Pauls)	—	4,022	(4,022)
All other S,G & A	18,913	14,372	4,541
Total S,G & A	$52,575	$46,070	$6,505
The increases in trainee expense and administrative salaries are primarily attributable to increases in personnel that coincide with the Company's current and future growth plans, as well as wage increases. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II. Other Information, Item 1. Legal Proceedings" of this Form 10-Q. The change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs.
The Company’s operating income for the three months ended January 31, 2018 was $17.3 million, as compared to operating income for the three months ended January 31, 2017 of $35.9 million. The decrease in operating income for the three months ended January 31, 2018, as compared to the same period a year ago, resulted primarily from a 1.7% decrease in average selling prices per pound and a 1.6% increase in average costs of goods sold per pound, partially offset by a 14.0% increase in pounds sold.
Interest income during the first quarter of fiscal 2018 was $0.4 million, as compared to $0.2 million during the same period a year ago. Interest expense during the first quarter of fiscal 2018 was $0.5 million, as compared to $0.4 million during the same period a year ago.
The Company’s effective tax rate for the three months ended January 31, 2018 was (198.2)%, as compared to 32.6% for the three months ended January 31, 2017. As described in our financial statement footnote "Note 8 - Income Taxes," the revaluation of our deferred taxes using the newly enacted tax rate resulted in a $37.5 million discrete income tax benefit, or an approximately (218.4)% impact to the effective tax rate for the first quarter of fiscal 2018. Additionally, the effective tax rates for the first quarter of fiscal 2018 and 2017, respectively, include approximately (4.2)% and (2.4)% favorable discrete impacts related to excess tax benefits from share-based payments to employees. Excluding the impacts of these discrete items, the Company's effective tax rates for the first quarter of fiscal 2018 and 2017 would have been approximately 24.4% and 35.0%, respectively. The Company estimates its effective tax rate for the full fiscal 2018 will be approximately 24.4%.
As of January 31, 2018, the Company's long-term deferred income tax liability was $57.9 million as compared to $91.9 million at October 31, 2017, a decrease of $34.0 million. This decrease is attributable to the revaluation of our deferred tax assets and liabilities, as U.S. GAAP requires that deferred tax assets and liabilities be measured using the enacted tax rate expected to apply when the temporary differences from which the deferred taxes arose are expected to be settled. Prior to the enactment of the Tax Cuts and Jobs Act, our deferred taxes were measured using the enacted 35% federal income tax statutory rate. Following enactment, we remeasured our deferred taxes using a 23.3% blended federal income tax statutory rate for temporary differences expected to reverse in fiscal 2018 and a 21% federal income tax statutory rate for temporary differences expected to reverse after fiscal 2018.

During the three months ended January 31, 2018, the Company’s net income was $51.2 million, or $2.24 per share. Excluding the $37.5 million discrete income tax benefit for the revaluation of deferred income taxes, net income for the three months ended January 31, 2018 would have been $13.7 million, or $0.60 per share. For the three months ended January 31, 2017, the Company’s net income was $24.0 million, or $1.06 per share.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2018 was $644.0 million, and its current ratio, calculated by dividing current assets by current liabilities, was 4.7 to 1. The Company’s working capital and current ratio at October 31, 2017 were $650.8 million and 4.3 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2018 include cash on hand at October 31, 2017, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 28, 2017, with a maximum available borrowing capacity of $900.0 million. As of January 31, and February 19, 2018, the Company had no outstanding draws under the facility and had approximately $23.5 million outstanding in letters of credit, leaving $876.5 million of borrowing capacity available under the facility.
The Company’s cash position at January 31, 2018 and October 31, 2017 consisted of $388.9 million and $419.3 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at January 31, 2018 and October 31, 2017 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the three months ended January 31, 2018 and 2017, were $25.0 million and $39.5 million, respectively. Cash flows from operating activities decreased by $14.5 million, resulting primarily from an increase in cash bonuses paid by the Company, which were approximately $36.0 million during the first quarter of 2018, as compared to $0.4 million during the first quarter of 2017, partially offset by a decrease in cash paid for income taxes. During the first quarter of 2017, the Company paid approximately $19.9 million in income taxes, but did not pay any income taxes during the first quarter of 2018.
Cash flows used in investing activities during the first three months of fiscal 2018 and 2017 were $51.2 million and $46.0 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2018 were approximately $51.7 million, and included approximately $15.0 million related to construction at the Tyler, Texas complex, and $10.0 million related to progress payments made under purchase agreements for future delivery of new aircraft as described below. Capital expenditures for the first three months of fiscal 2017 were $46.3 million, including approximately $14.0 million related to progress payments made under the aircraft purchase agreements, and approximately $11.7 million related to construction at the St. Pauls, North Carolina complex.
Cash flows used in financing activities during the three months ended January 31, 2018 and 2017 were $4.2 million and $1.8 million, respectively. The Company made no change to the net outstanding borrowings under its revolving credit facility in either of the comparative periods.
As of February 18, 2018, the Company’s capital budget for fiscal 2018, excluding operating leases, is expected to be approximately $345.6 million. The Company expects the 2018 capital budget to be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The Company had $876.5 million available under the revolving line of credit at January 31, 2018. The fiscal 2018 capital budget includes approximately $178.0 million for construction of the Company's new Tyler, Texas complex, approximately $32.2 million for progress payments due under purchase agreements for future delivery of new aircraft as described below, approximately $37.3 million combined for multiple large-scale equipment upgrades and corresponding building upgrades at multiple complexes further described below and approximately $4.2 million to complete the expansion of the Company's existing prepared chicken facility in Flowood, Mississippi. Excluding the budgets for the projects detailed above, the fiscal 2018 capital budget is approximately $93.9 million. These amounts are estimates and are subject to change as we move through fiscal 2018.
The Company has entered into three separate purchase agreements for three new aircraft to be delivered at different dates during fiscal 2018 and 2019. The new aircraft will replace aircraft currently owned by the Company that are scheduled to be retired and removed from service in the ordinary course of business. The agreements require that the Company make periodic payments, with final payments due upon delivery of each aircraft. To date, the Company has made payments totaling $39.0 million under the agreements, and expects to make payments of approximately $22.2 million during the remainder of fiscal 2018 and approximately $4.0 million during fiscal 2019.
In March 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility with the capacity to process 1.25 million chickens per week, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, initial operations of the new complex began during the first quarter of fiscal 2017, and the facility reached near full capacity during January 2018. The Company expects the facility will reach full capacity during April 2018. As of January 31, 2018, the Company has spent approximately $163.3 million on the project, of which approximately $1.4 million was spent during the first three months of fiscal 2018.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.25 million chickens per week. We are in the early stages of construction, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 is $125.0 million, including $20.0 million carried over from fiscal 2017.
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
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2018, was $1,007.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of January 31 and February 20, 2018, the Company had no outstanding draws under the facility, and had approximately $23.5 million outstanding in letters of credit, leaving $876.5 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, and Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, which are incorporated herein by reference.
Critical Accounting Estimates
We consider accounting policies related to allowance for doubtful accounts, inventories, long-lived assets, accrued self-insurance, performance share plans, income taxes and contingencies to be critical accounting estimates. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2017.

New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to measure inventory at the lower of cost or net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. The Company adopted this guidance during the first quarter of fiscal 2018, and it did not have a material effect on the Company's consolidated financial statements.
During the third quarter of fiscal 2017, the Company early-adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The provisions of this update that materially affected our consolidated financial statements, or could potentially materially affect them in the future, require all income tax effects of stock awards to be recognized in the statement of operations during the period the awards vest or are settled, rather than recording excess tax benefits or deficiencies in additional paid-in capital, and require the related amounts to be presented as operating activities on the statement of cash flows, rather than financing activities. During the period of adoption, the standard requires the Company to account for the transactions as if the standard had been adopted on the first day of the fiscal year in which it was adopted. As a result of adoption, our income tax expense for the first quarter of fiscal 2017 was reduced by approximately $852,000 from excess tax benefits attributable to awards that vested during the first quarter of fiscal 2017. As a result, the income tax expense on the statement of operations for the three months ended January 31, 2017 on this Form 10-Q is $852,000 less than the amount originally reported in our financial statements for the first quarter of fiscal 2017. Additionally, excess tax benefits are now presented as operating activities on the statement of cash flows, rather than financing activities. The Company chose to apply that provision retrospectively, and as a result, reclassified the $2.2 million of excess tax benefits originally reported in our financial statements for the first quarter of fiscal 2017 from financing activities to operating activities on the statement of cash flows for the three months ended January 31, 2017 in this Form 10-Q. Additional provisions from this guidance relate to accounting for forfeitures and the presentation of an employee's use of shares to satisfy the employer's statutory tax withholding obligations. Adoption of those two provisions did not have a material effect on our consolidated financial statements. The Company has elected to account for forfeitures as they occur, rather than estimating forfeitures when determining the amount of compensation cost to recognize each period. The Company will continue to present employees' use of shares to satisfy our statutory withholding obligations as financing activities on the statement of cash flows.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the requirements related to accounting for changes to stock compensation awards. The guidance is effective for interim and annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The impact this guidance will have on our consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2018, the Company purchased approximately 28.8 million bushels of corn and approximately 264,575 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $28.8 million in the first quarter of fiscal 2018. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.6 million.
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

During the first quarter of fiscal 2018, the Company’s average feed cost per pound of broilers processed totaled $0.2446 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0265, based on the quantity of grain used during the first quarter of fiscal 2018. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the first quarter of fiscal 2018.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first quarter of fiscal 2018:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2018	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	28.8 million bushels	$1.00 per bushel	$28.8 million	$0.0265/lb processed
Soybean meal	264,575 tons	$10.00 per ton	$2.6 million	$0.0024/lb processed
Typically, the Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and the Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At January 31, 2018, the Company had no outstanding debt on its balance sheet.

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
As of January 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2018.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 15, 2018, the commercial indirect purchaser plaintiffs filed a motion for leave to file their fourth amended complaint. The Company is awaiting a ruling on that motion. The lawsuits will now move into discovery, and we intend to continue to defend them vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Between December 8, 2017 and January 30, 2018, additional purported direct purchaser entities individually brought four separate suits against 16 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois. These suits allege substantially similar claims to the direct purchaser class complaint described above and are now pending in front of the same judge. They are likely to move into discovery on the same or similar timeline as the putative class action lawsuits. It is possible additional individual actions may be filed.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company's SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company's alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants' motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company cannot predict the outcome of this action or the appeal. If the plaintiffs were to prevail in the action, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On January 30, 2017, the Company received a letter from a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. The shareholder also asserted that certain directors engaged in “insider sales” from which they improperly benefited. The shareholder also demanded that the Company adopt unspecified corporate governance improvements. On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company’s board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it is in the Company’s best interests to pursue any of the actions asserted in the shareholder’s letter. On April 26, 2017, the special committee reported to the Company’s board of directors its determination that it is not in the Company’s best interests to take any of the demanded actions at this time, and that no governance improvements related to the subject matter of the demand are needed at this time. On May 5, 2017, the special committee’s counsel informed the shareholder’s counsel of the committee’s determination. As of the date of filing of this report, and to the Company’s knowledge, no legal proceedings related to the shareholder’s demand have been filed. However, we are voluntarily disclosing the existence of the shareholder demand in light of its relationship to the putative antitrust and securities class action lawsuits described above.

On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the defendants' motion to dismiss for lack of personal jurisdiction. On February 2, 2018, the plaintiffs filed a letter with the Court stating their intention to file a substantially similar complaint against Sanderson Farms in a judicial district in which both personal jurisdiction and venue would be proper. Should the plaintiffs file another complaint, we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company's motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Company is awaiting a ruling on that motion. An initial scheduling conference is currently scheduled for March 1, 2018. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company's reputation and marketing program could be materially, adversely affected.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of January 31, 2018. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

Item 1A.	Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, including under the heading “Item 1A: Risk Factors,” which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2018, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[3]
Nov. 1 - Nov. 30, 2017	31,189	$148.20	31,189	1,000,000
Dec. 1 - Dec. 31, 2017	1,618	140.04	1,618	1,000,000
Jan. 1 - Jan. 31, 2018	—	—	—	1,000,000
Total	32,807	$147.80	32,807	1,000,000
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

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
Exhibit 3.2 Bylaws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)
Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on February 20, 2018.)
Exhibit 10.2 First Amendment to the Credit Agreement among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein dated as of November 22, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on November 29, 2017.)

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
Exhibit 101.CAL XBRLTaxonomy Extension Calculation Linkbase
Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase
___________________

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

10.1+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on February 20, 2018.)

10.2
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

SANDERSON FARMS, INC.
(Registrant)

Date: February 21, 2018	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 21, 2018	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer