Form 10-Q
period 2018-04-30
SANDERSON FARMS INC
filed 2018-05-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,836,407 shares outstanding as of May 21, 2018.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	April 30, 2018	October 31, 2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$327,260	$419,285
Accounts receivable, net	145,600	138,868
Inventories	267,746	252,765
Refundable income taxes	27,130	—
Prepaid expenses and other current assets	37,669	38,620
Total current assets	805,405	849,538
Property, plant and equipment	1,784,475	1,657,084
Less accumulated depreciation	(828,629)	(780,276)
	955,846	876,808
Other assets	6,164	6,897
Total assets	$1,767,415	$1,733,243
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$104,212	$90,904
Dividends payable	7,307	—
Accrued expenses	62,188	101,168
Accrued income taxes	—	6,649
Total current liabilities	173,707	198,721
Claims payable and other liabilities	9,621	9,762
Deferred income taxes	66,133	91,898
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,836,407 and 22,802,690 at April 30, 2018 and October 31, 2017, respectively	22,836	22,803
Paid-in capital	141,517	134,999
Retained earnings	1,353,601	1,275,060
Total stockholders’ equity	1,517,954	1,432,862
Total liabilities and stockholders’ equity	$1,767,415	$1,733,243
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Net sales	$813,474	$802,038	$1,585,422	$1,490,384
Cost and expenses:
Cost of sales	703,410	655,283	1,405,511	1,261,674
Selling, general and administrative	55,037	43,641	107,612	89,711
	758,447	698,924	1,513,123	1,351,385
Operating Income	55,027	103,114	72,299	138,999
Other income (expense):
Interest income	905	301	1,324	496
Interest expense	(506)	(428)	(1,029)	(860)
Other	4	3	6	5
	403	(124)	301	(359)
Income before income taxes	55,430	102,990	72,600	138,640
Income tax expense (benefit)	13,482	35,975	(20,554)	47,600
Net income	$41,948	$67,015	$93,154	$91,040
Earnings per share:
Basic	$1.84	$2.95	$4.08	$4.00
Diluted	$1.84	$2.95	$4.08	$4.00
Dividends per share	$0.32	$0.24	$0.64	$0.48
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended April 30,
	2018	2017
Operating activities
Net income	$93,154	$91,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,859	46,920
Non-cash stock compensation	10,623	9,379
Deferred income taxes	(25,765)	21,701
Change in assets and liabilities:
Accounts receivable, net	(6,732)	(14,184)
Income taxes	(33,779)	(14,383)
Inventories	(14,981)	(14,490)
Prepaid expenses and other assets	1,161	(7,525)
Accounts payable	6,970	6,714
Accrued expenses and other liabilities	(38,485)	(6,219)
Total adjustments	(47,129)	27,913
Net cash provided by operating activities	46,025	118,953
Investing activities
Capital expenditures	(126,928)	(96,635)
Net proceeds from sale of property and equipment	892	319
Net cash used in investing activities	(126,036)	(96,316)
Financing activities
Payments for debt issuance costs	—	(2,416)
Proceeds from issuance of restricted stock under stock compensation plans	894	475
Payments from issuance of common stock under stock compensation plans	(5,603)	(3,068)
Dividends paid	(7,305)	(5,458)
Net cash used in financing activities	(12,014)	(10,467)
Net change in cash and cash equivalents	(92,025)	12,170
Cash and cash equivalents at beginning of period	419,285	234,111
Cash and cash equivalents at end of period	$327,260	$246,281
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(7,307)	$(5,458)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2018
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2018.
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
During the third quarter of fiscal 2017, the Company early-adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The provisions of this update that materially affected our consolidated financial statements, or could potentially materially affect them in the future, require all income tax effects of stock awards to be recognized in the statement of operations during the period the awards vest or are settled, rather than recording excess tax benefits or deficiencies in additional paid-in capital, and require the related amounts to be presented as operating activities on the statement of cash flows, rather than financing activities. During the period of adoption, the standard requires the Company to account for the transactions as if the standard had been adopted on the first day of the fiscal year in which it was adopted. As a result of adoption, our income tax expense for the first half of fiscal 2017 was reduced by approximately $924,000 from excess tax benefits attributable to awards that vested during the first half of fiscal 2017. As a result, the income tax expense on the statement of operations for the three and six months ended April 30, 2017 on this Form 10-Q is $72,000 and $924,000, respectively, less than the amount originally reported in our financial statements for the second quarter of fiscal 2017. Additionally, excess tax benefits are now presented as operating activities on the statement of cash flows, rather than financing activities. The Company chose to apply that provision retrospectively, and as a result, reclassified the $2.2 million of excess tax benefits originally reported in our financial statements for the second quarter of fiscal 2017 from financing activities to operating activities on the statement of cash flows for the six months ended April 31, 2017 on this Form 10-Q.
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

In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. Companies have the option to adopt retrospectively or modified retrospectively with a cumulative effect adjustment. The Company expects to adopt this standard as of November 1, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements. Although we are still evaluating the overall impact, we do not currently expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	April 30, 2018	October 31, 2017
	(In thousands)
Live poultry-broilers and breeders	$172,805	$161,575
Feed, eggs and other	43,598	35,361
Processed poultry	30,427	37,769
Prepared chicken	14,466	12,207
Packaging materials	6,450	5,853
	$267,746	$252,765
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2017 audited financial statements in the Company's 2017 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and six months ended April 30, 2018 was $4.4 million and $10.6 million, respectively, as compared to total stock based compensation expense of $3.7 million and $9.4 million for the three and six months ended April 30, 2017, respectively.
During the six months ended April 30, 2018, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 6,617 shares of restricted stock at an average price of $135.27 per share instead of a specified percentage of their cash compensation, and the Company issued 1,592 matching restricted shares. During the three and six months ended April 30, 2018, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $103,000 and $165,000, respectively, as compared to $138,000 and $198,000 during the three and six months ended April 30, 2017, respectively.
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
The target number of shares specified in the performance share agreements executed on November 1, 2017 totaled 53,850. As of April 30, 2018, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2016. During the quarter ended January 31, 2018, the Company determined that achievement of the applicable performance based criteria for the November 1, 2016 agreements is probable at a level between the target and maximum levels. Accordingly, because the accrual is made using the cumulative catch-up method, the three and six months ended April 30, 2018 include compensation expense of $1.5 million and $4.8 million, respectively, as compared to no compensation expense recorded during the three and six months ended April 30, 2017 related to the agreements entered into on November 1, 2016. As of April 30, 2018, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2016 totaled 105,765 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining six months of the performance period ending October 31, 2018, and due to potential forfeitures. The Company will recognize the remaining unearned compensation related to these shares over the remaining service period.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2015 have been earned at a level between the target and maximum levels, subject to the satisfaction of the additional one-year service period ending on October 31, 2018. Accordingly, the three and six months ended April 30, 2018 include compensation expense of $0.8 million and $1.7 million, respectively, related to those agreements, as compared to compensation expense of $1.2 million and $4.5 million, respectively, during the three and six months ended April 30, 2017. Because managment's initial determination of probability was made during the three months ended January 31, 2017, and because the accrual is made using the cumulative catch-up method, the compensation expense recorded during the first half of fiscal 2017 related to the agreements entered into on November 1, 2015 was greater than that recorded during the first half of fiscal 2018. As of April 30, 2018, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2015 totaled 145,469 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining six months of the service period ending October 31, 2018. The Company will recognize the remaining unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2016 and November 1, 2017 would be earned, an additional $1.2 million and $2.6 million, respectively, would have been accrued as of April 30, 2018.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended		Six months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
November 1, 2014	102,193 (a)	$—	$709	$—	$1,343
November 1, 2015	145,469 (e)	828	1,193	1,674	4,484
November 1, 2016	105,765 (e)	1,519	—	4,845	—
November 1, 2017 (1)	—	—	—	—	—
Total compensation cost		$2,347	$1,902	$6,519	$5,827

Note (1) - As of April 30, 2018, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2017 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.

On November 1, 2017, the Company granted 53,850 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $148.23 per share and will vest on November 1, 2021. On February 15, 2018, the Company granted an aggregate of 11,400 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $131.61 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2018 related to all unvested restricted stock grants totaled 282,156. During the three and six months ended April 30, 2018, the Company recorded compensation expense, included in the total stock based compensation expense above, of $1.9 million and $3.9 million, respectively, related to restricted stock grants, as compared to $1.7 million and $3.4 million during the three and six months ended April 30, 2017, respectively. The Company had $14.9 million in unrecognized share-based compensation costs as of April 30, 2018, which will be recognized over a weighted average remaining vesting period of approximately 2 years.
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
The following tables present earnings per share.

	Three months ended
	April 30, 2018	April 30, 2017
	(in thousands except per share amounts)
Net income	$41,948	$67,015
Distributed and undistributed (earnings) to unvested restricted stock	(598)	(1,016)
Distributed and undistributed earnings to common shareholders—Basic	$41,350	$65,999
Weighted average shares outstanding—Basic	22,511	22,396
Weighted average shares outstanding—Diluted	22,511	22,396
Earnings per common share—Basic	$1.84	$2.95
Earnings per common share—Diluted	$1.84	$2.95

	Six months ended
	April 30, 2018	April 30, 2017
	(in thousands except per share amounts)
Net income	$93,154	$91,040
Distributed and undistributed (earnings) to unvested restricted stock	(1,329)	(1,414)
Distributed and undistributed earnings to common shareholders—Basic	$91,825	$89,626
Weighted average shares outstanding—Basic	22,506	22,387
Weighted average shares outstanding—Diluted	22,506	22,387
Earnings per common share—Basic	$4.08	$4.00
Earnings per common share—Diluted	$4.08	$4.00

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
At April 30, 2018, and October 31, 2017, the fair value of the Company's cash and cash equivalents approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. Construction commenced on this project during the fourth quarter of fiscal 2017, and initial operations of the completed complex are expected to begin during the first calendar quarter of 2019. The Company estimates the total investment in the complex will be approximately $225.0 million, and the Company intends to request the banks party to its revolving credit facility described below in "Note 7 - Credit Agreement" to increase the capital expenditure limitation related to this facility to an amount sufficient to cover the total estimated expenditures. If the Company is unsuccessful negotiating such an increase, capital budgets will be adjusted to ensure compliance with the limitations currently set forth in the revolving credit facility. As of April 30, 2018, the Company has entered into commitments totaling approximately $186.0 million related to the new complex, of which approximately $54.4 million has been spent to date.
As of April 30, 2018, the Company has outstanding commitments totaling $12.6 million related to purchase agreements for future delivery of aircraft. These commitments are expected to be paid as follows: $8.5 million during the remainder of fiscal 2018 and $4.1 million during fiscal 2019.
Litigation
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain, and stabilize the price of broiler chickens, thereby violating federal and certain states’ antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs, and attorneys’ fees. As detailed below, the Court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs.
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20,

2018, the commercial indirect purchaser plaintiffs filed their fourth amended complaint. The parties are currently engaged in discovery. We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Between December 8, 2017 and May 16, 2018, additional purported direct-purchaser entities individually brought six separate suits against 17 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above and are now pending in front of the same judge. They are moving into discovery on a similar timeline as the putative class action lawsuits. It is possible additional individual actions may be filed.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, and the Company is awaiting a ruling on that appeal. The Company cannot predict the outcome of this action or the appeal. If the plaintiffs were to prevail in the action, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. Defendants subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings. The judge in the Eastern District of North Carolina granted a stay of litigation pending the decision on consolidation. The Company is awaiting ruling on that motion for consolidation. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery is underway. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of April 30, 2018. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
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
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2018, was $1,028.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of April 30, 2018, and May 23, 2018, the Company had no outstanding draws under the facility, and had approximately $23.5 million outstanding in letters of credit, leaving $876.5 million of borrowing capacity available under the facility.
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
Our financial statements for the first half of fiscal 2018 were materially affected by the changes enacted by the Tax Act to the Internal Revenue Code of 1986, as amended. U.S. GAAP requires that the effects from changes in tax laws be recognized in the period in which the new law is enacted, which for the Tax Act is our first quarter of fiscal 2018. For fiscal 2018, our statutory federal income tax rate will decrease from the previously enacted 35% to approximately 23.3%. The fiscal 2018 statutory rate will not decrease entirely to 21%, because it is a blended rate of two months at 35% (before the Tax Act became effective) and ten months at 21% (after the Tax Act became effective). In addition to benefiting from the lower corporate federal income tax rate on current earnings, the Company recorded a tax benefit in accordance with U.S. GAAP related to the revaluation of its deferred tax assets and liabilities using the enacted tax rate expected to apply when the temporary differences from which the deferred taxes arose are expected to be settled.
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
The Company's estimated annual effective tax rates for the three and six months ended April 30, 2018 were 24.3% and (28.3)%, respectively, as compared to 34.9% and 34.3%, respectively, for the three and six months ended April 30, 2017. The revaluation of our deferred taxes using the newly enacted tax rate resulted in a $37.5 million discrete income tax benefit recognized during the first quarter of fiscal 2018. There were no other material discrete items affecting the comparative periods. Excluding the effects of discrete items, the Company's estimated annual effective tax rate for the six months ended April 30, 2018 would have been approximately 24.4%, as compared to approximately 35.0% for the six months ended April 30, 2017.

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of April 30, 2018, and the related condensed consolidated statements of operations for the three-month and six-month periods ended April 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2018 and 2017. These financial statements are the responsibility of the Company's management.
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
May 24, 2018

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
(5)Various inventory risks due to changes in market conditions, including, but not limited to, the risk that net realizable values of live and processed poultry inventories might be lower than the cost of such inventories, requiring a downward adjustment to record the value of such inventories at the lower of cost or net realizable value as required by generally accepted accounting principles.
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
(11)Inclement weather that could hurt Company flocks or otherwise adversely affect the Company's operations, or changes in global weather patterns that could affect the supply and price of feed grains.
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, marketing and distribution. The Company’s prepared chicken product line includes approximately 115 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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
In March 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, waste water treatment facility with the capacity to process 1.25 million chickens per week, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, initial operations of the new complex began during the first quarter of fiscal 2017, and the facility reached full capacity during April 2018. During the three and six months ended April 30, 2018, the St. Pauls processing plant processed approximately 125.7 million pounds and 248.4 million pounds of dressed poultry meat, respectively, as compared to 46.2 million pounds and 50.2 million pounds, respectively, during the three and six months ended April 30, 2017.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.25 million chickens per week. Construction is underway, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2018, was $1,028.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of April 30, 2018, and May 23, 2018, the Company had no outstanding draws under the facility, and had approximately $23.5 million outstanding in letters of credit, leaving $876.5 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, and Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, which are incorporated herein by reference.
EXECUTIVE OVERVIEW OF RESULTS
The Company's margins decreased during the second quarter of fiscal 2018, when compared to the same period a year ago, reflecting both lower average sales prices and higher average costs of goods sold. Our lower average sales prices reflect a mix of lower market prices for products produced at our plants that process larger birds and sold primarily to food service customers, higher market prices for products sold to export customers and stable market prices for products produced at our plants that process medium sized birds and primarily sold to retail grocery store customers. Our higher average costs of goods sold reflect relatively flat feed costs per pound of chicken processed and an increase in other costs of goods sold, details of which are described in the "Results of Operations" section below.
Prices paid for corn were slightly lower and for soybean meal were slightly higher during the second quarter of fiscal 2018 as compared to the same period a year ago. This combination, along with improved broiler performance, resulted in a decrease in our average feed costs in broiler flocks processed of 3.3% as compared to the second quarter of fiscal 2017. We have priced substantially all of our corn needs and approximately half of our soybean meal needs through the third quarter of fiscal 2018. Both corn and soybean balance tables remain healthy as we head into the 2018 growing season; however, market prices remain elevated. Had we priced our remaining fiscal 2018 needs at May 23, 2018 cash market prices, our costs of feed grains would be approximately $70.5 million higher during fiscal 2018 as compared to fiscal 2017.
RESULTS OF OPERATIONS
Net sales for the second quarter ended April 30, 2018 were $813.5 million as compared to $802.0 million for the second quarter ended April 30, 2017, an increase of $11.4 million, or 1.4%. Net sales of poultry products for the second quarter ended April 30, 2018 and 2017, were $768.6 million and $758.3 million, respectively, an increase of $10.3 million, or 1.4%. The increase in net sales of poultry products resulted from a 3.1% increase in the pounds of poultry products sold, partially offset by a 1.7% decrease in the average sales price of poultry products sold. During the second quarter of fiscal 2018, the Company sold 1,067.9 million pounds of poultry products, up from 1,035.6 million pounds during the second quarter of fiscal 2017. The increased pounds of poultry products sold resulted from a 7.4% increase in the number of head processed, partially offset by a 2.1% decrease in the average live weight of poultry processed. The new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 15.2 million head during the second quarter of fiscal 2018, or approximately 10.3% of the Company's total head processed during the period, and sold approximately 126.4 million pounds of poultry products during the second quarter of fiscal 2018, or approximately 11.8% of the Company's total poultry pounds sold during the period. By comparison, the St. Pauls facility processed approximately 5.5 million head during the second quarter of fiscal 2017, or approximately 4.0% of the Company's total head processed during the period, and sold approximately 47.6 million pounds of poultry products during the second quarter of fiscal 2017, or approximately 4.6% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during the second quarter of fiscal 2018 as compared to the same quarter of fiscal 2017. When compared to the second quarter of fiscal 2017, Urner Barry average market prices for boneless breast meat, tenders and jumbo wings decreased by 5.3%, 4.7% and 23.6%, respectively, while average market prices for bulk leg quarters increased by 6.2%. Average market prices for chicken products sold to retail grocery store customers remained relatively strong during the second quarter of fiscal 2018, and continue to reflect good demand. Net sales of prepared chicken products for the quarters ended April 30, 2018 and 2017 were $44.9 million and $43.8 million, respectively, or an increase of 2.6%. This increase resulted from a 2.8% increase in the pounds of prepared chicken products sold, partially offset by a 0.2% decrease in the average sales price of prepared chicken products sold. During the second quarter of fiscal 2018, the Company sold 22.8 million pounds of prepared chicken products, up from 22.2 million pounds during the second quarter of fiscal 2017.
Net sales for the first six months of fiscal 2018 were $1,585.4 million as compared to $1,490.4 million for the first six months of fiscal 2017, an increase of $95.0 million, or 6.4%. Net sales of poultry products for the first six months of fiscal 2018 and 2017 were $1,500.0 million and $1,405.8 million, respectively, an increase of $94.2 million or 6.7%. The increase in net sales of poultry products resulted from an 8.5% increase in the pounds of poultry products sold, partially offset by a 1.7% decrease in the average sales price of poultry products. During the first six months of fiscal 2018, the Company sold 2,173.8 million pounds of poultry products, up from 2,002.7 million pounds during the first six months of fiscal 2017. The increased pounds of poultry products resulted from a 9.8% increase in the number of head processed and a 1.8% decrease in the average live weight of poultry processed. The new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 29.6 million head during the first half of fiscal 2018, or approximately 10.1% of the Company's total head processed during the period, and sold approximately 250.0 million pounds of poultry products during the first half of fiscal 2018, or approximately 11.5% of the Company's total poultry pounds sold during the period. By comparison, the St. Pauls facility processed approximately 6.0 million head during the first half of fiscal 2017, or approximately 2.3% of the Company's total head processed during the period, and sold approximately 56.4 million pounds of poultry products during the first half of fiscal 2017, or approximately 2.8% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during the first six months of fiscal 2018 as compared to the same period during fiscal 2017. When compared to the first six months of fiscal 2017, Urner Barry average market prices for boneless breast meat, tenders and jumbo wings decreased by 4.2%, 3.4% and 16.3%, respectively, while average market prices for bulk leg quarters increased by 10.7%. Average market prices for chicken products sold to retail grocery store customers remained relatively strong during the first six months of fiscal 2018, and continue to reflect good demand. Net sales of prepared chicken products for the six months ended April 30, 2018 and 2017 were $85.4 million and $84.6 million, respectively, or an increase of 1.0%. This increase resulted from a 1.0% increase in the pounds of prepared chicken products sold and a flat average selling price per pound. During the first six months of fiscal 2018, the Company sold 43.3 million pounds of prepared chicken products, up from 42.9 million pounds during the first six months of fiscal 2017.
Cost of sales for the second quarter of fiscal 2018 was $703.4 million as compared to $655.3 million during the second quarter of fiscal 2017, an increase of $48.1 million, or 7.3%. Cost of sales of poultry products during the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017, was $660.3 million and $616.3 million, respectively, which represents a 3.9% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase in the cost of sales per pound of poultry products resulted from a $0.0225 per pound increase in other costs of sales of poultry products and a decrease in the cost of feed per pound of broilers processed of $0.0083, or 3.3%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Second Quarter 2018			Second Quarter 2017			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$31,855		$0.4405	$21,300		$0.3925	$10,555	$0.0480
Feed in broilers processed	269,204		0.2466	259,906		0.2549	9,298	(0.0083)
All other cost of sales	403,443		0.3696	353,926		0.3471	49,517	0.0225
Less: Ending Inventory	30,428		0.3745	18,758		0.3822	11,670	(0.0077)
Total poultry cost of sales	$674,074	(1) (2)	$0.6242	$616,374	(1)	$0.6018	$57,700	$0.0224
Pounds:
Beginning Inventory	72,322			54,273
Poultry processed	1,091,576	(2)		1,019,655
Poultry sold	1,079,909	(1) (2)		1,024,246	(1)
Ending Inventory	81,259			49,080
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
Other cost of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0225 per pound processed, or 6.5%, during this year’s second fiscal quarter compared to the same quarter a year ago. This increase is primarily attributable to higher labor, antimicrobial interventions, maintenance and repairs, and freight costs, along with higher fixed costs across our operations. These higher costs were partially offset by efficiencies realized at the Company's new St. Pauls, North Carolina facilities, which were in the early stages of operations during the second quarter of fiscal 2017 and reached full capacity during April 2018. Excluding St. Pauls, other costs of sales would have increased by approximately $0.0377 per pound processed, or 11.1%.
Costs of sales of the Company’s prepared chicken products during the second quarter of fiscal 2018 were $43.1 million as compared to $39.0 million during the same quarter a year ago, an increase of $4.2 million, or 10.7%, primarily attributable to a 2.8% increase in the pounds of prepared chicken sold, a 3.9% increase in the costs per pound of raw materials purchased and an 11.6% increase in processing costs per pound, which is primarily attributable to higher labor, maintenance and repairs, and utility costs, along with higher fixed costs.
Cost of sales for the first six months of fiscal 2018 was $1,405.5 million as compared to $1,261.7 million during the first six months of fiscal 2017, an increase of $143.8 million, or 11.4%. Cost of sales of poultry products during the first six months of fiscal 2018, as compared to the first six months of fiscal 2017, was $1,327.2 million and $1,187.4 million, respectively, which represents a 3.0% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase resulted from a $0.0207 per pound increase in other costs of sales of poultry products, partially offset by a decrease in the cost of feed per pound of broilers processed of $0.0065, or 2.6%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Six Months Ended April 30, 2018			Six Months Ended April 30, 2017			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$37,769		$0.4437	$15,378		$0.3397	$22,391	$0.1040
Feed in broilers processed	534,961		0.2456	505,054		0.2521	29,907	(0.0065)
All other cost of sales	799,492		0.3671	693,899		0.3464	105,593	0.0207
Less: Ending Inventory	30,428		0.3745	18,758		0.3822	11,670	(0.0077)
Total poultry cost of sales	$1,341,794	(1) (2)	$0.6159	$1,195,573	(1)	$0.5983	$146,221	$0.0176
Pounds:
Beginning Inventory	85,120			45,272
Poultry processed	2,178,010	(2)		2,003,055
Poultry sold	2,178,693	(1) (2)		1,998,120	(1)
Ending Inventory	81,259			49,080
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February 2017. Under the terms of the agreement, the Company purchased, processed and sold chickens grown by House of Raeford Farms through mid-December 2017. During the six months ended April 30, 2018, the Company processed and sold approximately 14.2 million pounds as a result of this agreement, as compared to approximately 17.1 million pounds during the six months ended April 30, 2017. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this table.
Other cost of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0207 per pound processed, or 6.0%, during the first six months of fiscal 2018 as compared to the same period a year ago. This increase is primarily attributable to higher labor, antimicrobial interventions, maintenance and repairs, freight costs, along with higher fixed costs across our operations. These higher costs were partially offset by efficiencies realized at the Company's new St. Pauls, North Carolina facilities, which were in the early stages of operations during the first half of fiscal 2017 and reached full capacity during April 2018. Excluding St. Pauls, other costs of sales would have increased by approximately $0.0321 per pound processed, or 9.4%.

Costs of sales of the Company’s prepared chicken products during the first six months of fiscal 2018 were $78.4 million as compared to $74.3 million during the same period a year ago, an increase of $4.0 million, or 5.4%, primarily attributable to a 1.0% increase in the pounds of prepared chicken sold and a 12.2% increase in processing costs per pound, which is primarily attributable to higher labor, maintenance and repairs, and utility costs, along with higher fixed costs.
The Company recorded the value of live broiler inventories on hand at April 30, 2018 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at April 30, 2018 or April 30, 2017.
Selling, general and administrative ("SG&A") costs during the second quarter of fiscal 2018 were $55.0 million, an increase of $11.4 million compared to the $43.6 million during the second quarter of fiscal 2017. SG&A costs during the six months ended April 30, 2018 were $107.6 million, an increase of $17.9 million compared to the $89.7 million during the six months ended April 30, 2017. The following tables include the components of SG&A costs for the three and six months ended April 30, 2018 and 2017.
Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017	Increase/(Decrease)
Legal expense	$5,526	$2,245	$3,281
Start-up expense (Tyler)	2,412	—	2,412
Administrative salaries	10,553	8,811	1,742
Trainee expense	5,642	3,910	1,732
Stock compensation expense	4,228	3,580	648
Marketing expense	8,799	8,775	24
All other SG&A	17,877	16,320	1,557
Total SG&A	$55,037	$43,641	$11,396

Selling, General and Administrative Costs
(in thousands)

Description	Six Months Ended April 30, 2018	Six Months Ended April 30, 2017	Increase/(Decrease)
Legal expenses	$8,118	$3,801	$4,317
Trainee expense	10,831	7,222	3,609
Administrative salaries	20,764	17,279	3,485
Start-up expense (Tyler)	3,258	—	3,258
Stock compensation expense	10,279	9,187	1,092
Marketing expense	17,573	17,509	64
Start-up expense (St. Pauls)	—	4,022	(4,022)
All other SG&A	36,789	30,691	6,098
Total SG&A	$107,612	$89,711	$17,901
Regarding both tables above, the increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II. Other Information, Item 1. Legal Proceedings" of this Form 10-Q. The change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increases in trainee expense and administrative salaries are primarily attributable to increases in personnel that coincide with the Company's current and future growth plans, as well as wage increases. The increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs.
The Company’s operating income for the three and six months ended April 30, 2018 was $55.0 million and $72.3 million, respectively, as compared to operating income for the three and six months ended April 30, 2017 of $103.1 million and $139.0 million, respectively. The decrease in operating income for the three months ended April 30, 2018, as compared to the same period a year ago, resulted primarily from lower average selling prices and higher average costs of goods sold, partially offset by a 3.1% increase in pounds sold during the same comparative period. The decrease in operating income for the six months ended April 30, 2018, as compared to the same period a year ago, resulted primarily from lower average selling prices and higher average costs of goods sold, partially offset by an 8.4% increase in pounds sold during the same comparative period.
Interest income during the second quarter and first six months of fiscal 2018 was $0.9 million and $1.3 million, respectively, as compared to $0.3 million and $0.5 million, respectively, during the second quarter and first six months of fiscal 2017. Interest expense during the second quarter and first six months of fiscal 2018 was $0.5 million and $1.0 million, respectively, as compared to $0.4 million and $0.9 million, respectively, during the second quarter and first six months of fiscal 2017.
The Company’s estimated annual effective tax rates for the three and six months ended April 30, 2018 were 24.3% and (28.3)%, respectively, as compared to 34.9% and 34.3%, respectively, for the three and six months ended April 30, 2017. As described in our financial statement footnote "Note 8 - Income Taxes," the revaluation of our deferred taxes using the tax rate enacted during our first quarter of fiscal 2018 resulted in a $37.5 million discrete income tax benefit recognized during the first quarter of fiscal 2018. There were no other material discrete items affecting the comparative periods. Excluding the effects of discrete items, the Company's estimated annual effective tax rates for the first six months of fiscal 2018 and 2017 would have been approximately 24.4% and 35.0%, respectively. The Company estimates its effective tax rate for the full fiscal year 2018, exclusive of discrete items, will be approximately 24.4%.
As of April 30, 2018, the Company's long-term deferred income tax liability was $66.1 million as compared to $91.9 million at October 31, 2017, a decrease of $25.8 million. This decrease is attributable to the revaluation of our deferred tax assets and liabilities, as U.S. GAAP requires that deferred tax assets and liabilities be measured using the enacted tax rate expected to apply when the temporary differences from which the deferred taxes arose are expected to be settled. Prior to the enactment of the Tax Cuts and Jobs Act, our deferred taxes were measured using the enacted 35% federal income tax statutory rate. Following enactment, we remeasured our deferred taxes using a 23.3% blended federal income tax statutory rate for temporary differences expected to reverse in fiscal 2018 and a 21% federal income tax statutory rate for temporary differences expected to reverse after fiscal 2018.
During the three and six months ended April 30, 2018, the Company’s net income was $41.9 million, or $1.84 per share, and $93.2 million, or $4.08 per share, respectively. For the three and six months ended April 30, 2017, the Company’s net income was $67.0 million, or $2.95 per share, and $91.0 million, or $4.00 per share, respectively.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2018 was $631.7 million, and its current ratio, calculated by dividing current assets by current liabilities, was 4.6 to 1. The Company’s working capital and current ratio at October 31, 2017 were $650.8 million and 4.3 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2018 include cash on hand at October 31, 2017, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 28, 2017, with a maximum available borrowing capacity of $900.0 million. As of April 30, and May 23, 2018, the Company had no outstanding draws under the facility and had approximately $23.5 million outstanding in letters of credit, leaving $876.5 million of borrowing capacity available under the facility.
The Company’s cash position at April 30, 2018 and October 31, 2017 consisted of $327.3 million and $419.3 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at April 30, 2018 and October 31, 2017 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.

Cash flows provided by operating activities during the six months ended April 30, 2018 and 2017, were $46.0 million and $119.0 million, respectively. Cash flows from operating activities decreased by $72.9 million, resulting primarily from an increase in cash bonuses paid by the Company, which totaled approximately $36.0 million during the first six months of fiscal 2018, as compared to $0.4 million during the first six months of fiscal 2017, and a decrease in market prices for poultry products during the first six months of fiscal 2018, as compared to the same period in fiscal 2017.
Cash flows used in investing activities during the first six months of fiscal 2018 and 2017 were $126.0 million and $96.3 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2018 were approximately $126.9 million, and included approximately $41.2 million related to construction at the Tyler, Texas complex, and approximately $24.3 million related to progress or final payments made under purchase agreements for delivery or future delivery of new aircraft as described below. Capital expenditures for the first six months of fiscal 2017 were $96.6 million, including approximately $24.2 million related to construction at the St. Pauls, North Carolina complex and approximately $19.0 million related to progress payments made under the aircraft purchase agreements.
Cash flows used in financing activities during the six months ended April 30, 2018 and 2017 were $12.0 million and $10.5 million, respectively. During the first six months of fiscal 2018, the Company paid approximately $7.3 million in dividends to its shareholders, as compared to approximately $5.5 million during the first six months of fiscal 2017. Additionally, during the first six months of fiscal 2018, the Company paid approximately $5.6 million to repurchase shares pursuant to the Company's Stock Incentive Plan, under which shares may be withheld upon vesting to satisfy tax withholding obligations, as compared to approximately $3.1 million during the first six months of fiscal 2017. Lastly, the Company paid approximately $2.4 million in debt issuance costs to renegotiate its revolving credit facility during the first six months of fiscal 2017, as compared to no such expenditures during the first six months of fiscal 2018.
As of May 20, 2018, the Company’s capital budget for fiscal 2018, excluding operating leases, is approximately $361.8 million. The Company expects the 2018 capital budget to be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The fiscal 2018 capital budget includes approximately $178.0 million for construction of the Company's new Tyler, Texas complex, approximately $32.2 million for progress payments due under purchase agreements for future delivery of new aircraft as described below, approximately $37.3 million combined for multiple large-scale equipment upgrades and corresponding building upgrades at multiple complexes further described below and approximately $4.2 million to complete the expansion of the Company's existing prepared chicken facility in Flowood, Mississippi. Excluding the budgets for the projects detailed above, the fiscal 2018 capital budget is approximately $110.1 million. These amounts are estimates and are subject to change as we move through fiscal 2018.
The Company is a party to two separate purchase agreements for two new aircraft to be delivered at different dates during fiscal 2018 and 2019. The new aircraft will replace aircraft currently owned by the Company that are scheduled to be retired and removed from service in the ordinary course of business. The agreements require that the Company make periodic progress payments, with final payment due upon delivery of each aircraft. Under a separate purchase agreement akin to the two that remain open, the Company took delivery of a new aircraft during the second quarter of fiscal 2018 and accordingly made final payment on that aircraft. To date, the Company has made payments totaling $53.3 million under the three agreements, and expects to make payments of approximately $8.5 million during the remainder of fiscal 2018 and approximately $4.1 million during fiscal 2019.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.25 million chickens per week. Construction is underway, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational, we will need to obtain the necessary licenses and permits, enter into construction contracts, enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2018, was $1,028.2 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of April 30, 2018, and May 23, 2018, the Company had no outstanding draws under the facility, and had approximately $23.5 million outstanding in letters of credit, leaving $876.5 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, and Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, which are incorporated herein by reference.

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
During the third quarter of fiscal 2017, the Company early-adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The provisions of this update that materially affected our consolidated financial statements, or could potentially materially affect them in the future, require all income tax effects of stock awards to be recognized in the statement of operations during the period the awards vest or are settled, rather than recording excess tax benefits or deficiencies in additional paid-in capital, and require the related amounts to be presented as operating activities on the statement of cash flows, rather than financing activities. During the period of adoption, the standard requires the Company to account for the transactions as if the standard had been adopted on the first day of the fiscal year in which it was adopted. As a result of adoption, our income tax expense for the first half of fiscal 2017 was reduced by approximately $924,000 from excess tax benefits attributable to awards that vested during the first half of fiscal 2017. As a result, the income tax expense on the statement of operations for the three and six months ended April 30, 2017 on this Form 10-Q is $72,000 and $924,000, respectively, less than the amount originally reported in our financial statements for the second quarter of fiscal 2017. Additionally, excess tax benefits are now presented as operating activities on the statement of cash flows, rather than financing activities. The Company chose to apply that provision retrospectively, and as a result, reclassified the $2.2 million of excess tax benefits originally reported in our financial statements for the second quarter of fiscal 2017 from financing activities to operating activities on the statement of cash flows for the six months ended April 31, 2017 on this Form 10-Q.
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
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. Companies have the option to adopt retrospectively or modified retrospectively with a cumulative effect adjustment. The Company expects to adopt this standard as of November 1, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements. Although we are still evaluating the overall impact, we do not currently expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2018, the Company purchased approximately 27.8 million bushels of corn and approximately 262,654 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $27.8 million in the second quarter of fiscal 2018. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.6 million.
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

During the second quarter of fiscal 2018, the Company’s average feed cost per pound of broilers processed totaled $0.2466 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0255, based on the quantity of grain used during the second quarter of fiscal 2018. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the second quarter of fiscal 2018.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second quarter of fiscal 2018:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2018	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	27.8 million bushels	$1.00 per bushel	$27.8 million	$0.0255/lb processed
Soybean meal	262,654 tons	$10.00 per ton	$2.6 million	$0.0024/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At April 30, 2018 the Company had no outstanding debt on its balance sheet.

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
As of April 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2018.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain, and stabilize the price of broiler chickens, thereby violating federal and certain states’ antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs, and attorneys’ fees. As detailed below, the Court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs.

On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial indirect purchaser plaintiffs filed their fourth amended complaint. The parties are currently engaged in discovery. We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Between December 8, 2017 and May 16, 2018, additional purported direct-purchaser entities individually brought six separate suits against 17 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above and are now pending in front of the same judge. They are moving into discovery on a similar timeline as the putative class action lawsuits. It is possible additional individual actions may be filed.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, and the Company is awaiting a ruling on that appeal. The Company cannot predict the outcome of this action or the appeal. If the plaintiffs were to prevail in the action, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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

On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. Defendants subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings. The judge in the Eastern District of North Carolina granted a stay of litigation pending the decision on consolidation. The Company is awaiting ruling on that motion for consolidation. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery is underway. The lawsuit is in its early stages, and we intend to defend it vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of April 30, 2018. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

Item 1A.	Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, including under the heading “Item 1A. Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2018, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Feb. 1 - Feb. 28, 2018	4,524	$131.61	4,524	1,000,000
Mar. 1 - Mar. 31, 2018	1,336	119.02	1,336	1,000,000
Apr. 1 - Apr. 30, 2018	—	—	—	1,000,000
Total	5,860	$128.74	5,860	1,000,000
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

2
On April 23, 2015, the Company’s Board of Directors expanded and extended the share repurchase program originally approved on October 22, 2009, under which the Company could purchase up to one million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization expired on April 23, 2018. The Company’s repurchases of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants are not made under the 2015 general repurchase plan.

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

SANDERSON FARMS, INC.
(Registrant)

Date: May 24, 2018	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: May 24, 2018	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer