Form 10-Q
period 2018-07-31
SANDERSON FARMS INC
filed 2018-08-23
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,837,956 shares outstanding as of August 20, 2018.

INDEX
SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	July 31, 2018	October 31, 2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$288,284	$419,285
Accounts receivable, net	130,921	138,868
Inventories	282,056	252,765
Refundable income taxes	26,266	—
Prepaid expenses and other current assets	44,235	38,620
Total current assets	771,762	849,538
Property, plant and equipment	1,869,845	1,657,084
Less accumulated depreciation	(856,039)	(780,276)
	1,013,806	876,808
Other assets	6,036	6,897
Total assets	$1,791,604	$1,733,243
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$110,220	$90,904
Dividends payable	7,308	—
Accrued expenses	71,361	101,168
Accrued income taxes	—	6,649
Total current liabilities	188,889	198,721
Claims payable and other liabilities	9,667	9,762
Deferred income taxes	68,036	91,898
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,837,956 and 22,802,690 at July 31, 2018 and October 31, 2017, respectively	22,838	22,803
Paid-in capital	144,407	134,999
Retained earnings	1,357,767	1,275,060
Total stockholders’ equity	1,525,012	1,432,862
Total liabilities and stockholders’ equity	$1,791,604	$1,733,243
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Net sales	$852,434	$931,901	$2,437,856	$2,422,285
Cost and expenses:
Cost of sales	781,568	692,585	2,187,079	1,954,259
Selling, general and administrative	55,778	62,036	163,390	151,747
	837,346	754,621	2,350,469	2,106,006
Operating Income	15,088	177,280	87,387	316,279
Other income (expense):
Interest income	745	327	2,069	823
Interest expense	(519)	(515)	(1,548)	(1,375)
Other	3	3	9	8
	229	(185)	530	(544)
Income before income taxes	15,317	177,095	87,917	315,735
Income tax expense (benefit)	3,842	61,261	(16,712)	108,861
Net income	$11,475	$115,834	$104,629	$206,874
Earnings per share:
Basic	$0.50	$5.09	$4.58	$9.10
Diluted	$0.50	$5.09	$4.58	$9.10
Dividends per share	$0.32	$0.24	$0.96	$0.72
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended July 31,
	2018	2017
Operating activities
Net income	$104,629	$206,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,549	73,055
Non-cash stock compensation	13,697	13,412
Provision for losses on accounts receivable	—	80
Deferred income taxes	(23,862)	19,585
Change in assets and liabilities:
Accounts receivable, net	7,947	(26,736)
Income taxes	(32,915)	32,616
Inventories	(29,291)	(35,829)
Prepaid expenses and other assets	(5,539)	(7,181)
Accounts payable	17,249	7,655
Accrued expenses and other liabilities	(29,559)	26,600
Total adjustments	(724)	103,257
Net cash provided by operating activities	103,905	310,131
Investing activities
Capital expenditures	(216,587)	(130,617)
Net proceeds from sale of property and equipment	892	409
Net cash used in investing activities	(215,695)	(130,208)
Financing activities
Payments for debt issuance costs	—	(2,416)
Proceeds from issuance of restricted stock under stock compensation plans	1,119	732
Payments from issuance of common stock under stock compensation plans	(5,717)	(3,164)
Dividends paid	(14,613)	(10,916)
Net cash used in financing activities	(19,211)	(15,764)
Net change in cash and cash equivalents	(131,001)	164,159
Cash and cash equivalents at beginning of period	419,285	234,111
Cash and cash equivalents at end of period	$288,284	$398,270
Supplemental disclosure of non-cash financing activity:
Dividends payable	$(7,308)	$(5,459)
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2018
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2018.
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
In June 2018, the FASB issued Accounting Standards Update ("ASU") 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718, Compensation - Stock Compensation, to include all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The guidance is effective for interim and annual periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. Companies have the option to adopt retrospectively or modified retrospectively with a cumulative effect adjustment. The Company will adopt this standard as of November 1, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements by evaluating our various types of contracts with customers, various costs related to those contracts, and various other costs related to the selling process. Although we are still evaluating the overall impact, we do not currently expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements, which will require the disaggregation of our revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
NOTE 2—INVENTORIES
Inventories consisted of the following:

	July 31, 2018	October 31, 2017
	(In thousands)
Live poultry-broilers and breeders	$186,624	$161,575
Feed, eggs and other	42,019	35,361
Processed poultry	33,976	37,769
Prepared chicken	12,856	12,207
Packaging materials	6,581	5,853
	$282,056	$252,765
NOTE 3—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2017 audited financial statements in the Company's 2017 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and nine months ended July 31, 2018 was $3.1 million and $13.7 million, respectively, as compared to total stock based compensation expense of $4.0 million and $13.4 million for the three and nine months ended July 31, 2017, respectively.
During the nine months ended July 31, 2018, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 8,749 shares of restricted stock at an average price of $127.93 per share instead of a specified percentage of their cash compensation, and the Company issued 2,101 matching restricted shares. During the three and nine months ended July 31, 2018, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $46,000 and $211,000, respectively, as compared to $99,000 and $297,000 during the three and nine months ended July 31, 2017, respectively.
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

The target number of shares specified in the performance share agreements executed on November 1, 2017 totaled 53,850. As of July 31, 2018, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2016. During the quarter ended January 31, 2018, the Company determined that achievement of the applicable performance based criteria for the November 1, 2016 agreements is probable at a level between the target and maximum levels. Accordingly, because the accrual is made using the cumulative catch-up method, the three and nine months ended July 31, 2018 include compensation expense of $0.4 million and $5.2 million, respectively, as compared to no compensation expense recorded during the three and nine months ended July 31, 2017 related to the agreements entered into on November 1, 2016. As of July 31, 2018, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2016 totaled 97,763 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining three months of the performance period ending October 31, 2018, and due to potential forfeitures. The Company will recognize the remaining unearned compensation related to these shares over the remaining service period.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2015 have been earned at a level between the target and maximum levels, subject to the satisfaction of the additional one-year service period ending on October 31, 2018. Accordingly, the three and nine months ended July 31, 2018 include compensation expense of $0.8 million and $2.5 million, respectively, related to those agreements, as compared to compensation expense of $1.2 million and $5.7 million, respectively, during the three and nine months ended July 31, 2017. Because managment's initial determination of probability was made during the three months ended January 31, 2017, and because the accrual is made using the cumulative catch-up method, the compensation expense recorded during the first three quarters of fiscal 2017 related to the agreements entered into on November 1, 2015 was greater than that recorded during the first three quarters of fiscal 2018. As of July 31, 2018, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2015 totaled 145,469 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining three months of the service period ending October 31, 2018. The Company will recognize the remaining unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2016 and November 1, 2017 would be earned, an additional $1.8 million and $4.0 million, respectively, would have been accrued as of July 31, 2018.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended		Nine months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
November 1, 2014	102,193 (a)	$—	$722	$—	$2,065
November 1, 2015	145,469 (e)	843	1,249	2,517	5,733
November 1, 2016	97,763 (e)	379	—	5,224	—
November 1, 2017 (1)	—	—	—	—	—
Total compensation cost		$1,222	$1,971	$7,741	$7,798

Note (1) - As of July 31, 2018, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2017 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2017, the Company granted 53,850 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $148.23 per share and will vest on November 1, 2021. On February 15, 2018, the Company granted an aggregate of 11,400 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $131.61 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2018 related to all unvested restricted stock grants totaled 282,156. During the three and nine months ended July 31, 2018, the Company recorded compensation expense, included in the total stock based compensation expense above, of $1.8 million and $5.7 million, respectively, related to restricted stock grants, as compared to $2.0 million and $5.3 million during the three and nine months ended July 31, 2017, respectively. The Company had $12.8 million in unrecognized share-based compensation costs as of July 31, 2018, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 9 months.
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
The following tables present earnings per share.

	Three months ended
	July 31, 2018	July 31, 2017
	(in thousands except per share amounts)
Net income	$11,475	$115,834
Distributed and undistributed (earnings) to unvested restricted stock	(163)	(1,755)
Distributed and undistributed earnings to common shareholders—Basic	$11,312	$114,079
Weighted average shares outstanding—Basic	22,513	22,399
Weighted average shares outstanding—Diluted	22,513	22,399
Earnings per common share—Basic	$0.50	$5.09
Earnings per common share—Diluted	$0.50	$5.09

	Nine months ended
	July 31, 2018	July 31, 2017
	(in thousands except per share amounts)
Net income	$104,629	$206,874
Distributed and undistributed (earnings) to unvested restricted stock	(1,493)	(3,186)
Distributed and undistributed earnings to common shareholders—Basic	$103,136	$203,688
Weighted average shares outstanding—Basic	22,508	22,391
Weighted average shares outstanding—Diluted	22,508	22,391
Earnings per common share—Basic	$4.58	$9.10
Earnings per common share—Diluted	$4.58	$9.10

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
At July 31, 2018, and October 31, 2017, the fair value of the Company's cash and cash equivalents approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
NOTE 6—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. Construction commenced on this project during the fourth quarter of fiscal 2017, and initial operations of the completed complex are expected to begin during the first calendar quarter of 2019. The Company estimates the total investment in the complex will be approximately $225.0 million. As of July 31, 2018, the Company has entered into commitments totaling approximately $220.0 million related to the new complex, of which approximately $107.6 million has been spent to date.
As of July 31, 2018, the Company has outstanding commitments totaling $7.6 million related to purchase agreements for future delivery of aircraft. These commitments are expected to be paid as follows: $3.5 million during the remainder of fiscal 2018 and $4.1 million during fiscal 2019.
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
Between December 8, 2017 and August 16, 2018, additional purported direct-purchaser entities individually brought twelve separate suits against 17 poultry producers, including Sanderson Farms and Agri Stats, in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. The parties are currently engaged in discovery. On June

26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois. That motion is still pending. It is possible additional individual actions may be filed.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, and the case is scheduled for argument on August 31, 2018. The Company cannot predict the outcome of this action or the appeal. If the plaintiffs were to prevail in the action, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. Defendants subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, which was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. That motion is pending. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.

On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time.
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery is underway. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that the Company's products had been found to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint, and such motion is currently pending. On July 18, 2018, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of July 31, 2018. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 7—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 is $125.0 million, including $20.0 million carried over from fiscal 2017.
The credit facility also permits capital expenditures up to $250.0 million, as amended on June 14, 2018, on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the normal capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.

Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2018, was $1,030.9 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of July 31, 2018, and August 22, 2018, the Company had no outstanding draws under the facility, and had approximately $21.4 million outstanding in letters of credit, leaving $878.6 million of borrowing capacity available under the facility.
NOTE 8—INCOME TAXES
On December 22, 2017, President Trump signed the "Tax Cuts and Jobs Act" (the "Tax Act") into law. The provisions of the Tax Act that will materially affect our fiscal years 2018 and thereafter include, but are not limited to, a reduction in the corporate federal income tax rate from 35% to 21% and a change in the bonus depreciation rules to allow full expensing of qualified property in the year placed in service. Provisions of the Tax Act that will not affect our fiscal year 2018, but could materially affect our fiscal years 2019 and thereafter include, but are not limited to, a lower tax rate on foreign-derived intangible income, the repeal of the domestic production activities deduction and changes to the rules regarding the deductibility of excessive employee remuneration for certain employees.
Our financial statements for the first nine months of fiscal 2018 were materially affected by the changes enacted by the Tax Act to the Internal Revenue Code of 1986, as amended. U.S. GAAP requires that the effects from changes in tax laws be recognized in the period in which the new law is enacted, which for the Tax Act was our first quarter of fiscal 2018. For fiscal 2018, our statutory federal income tax rate will decrease from the previously enacted 35% to approximately 23.3%. The fiscal 2018 statutory rate will not decrease entirely to 21% because it is a blended rate of two months at 35% (before the Tax Act became effective) and ten months at 21% (after the Tax Act became effective). In addition to benefiting from the lower corporate federal income tax rate on current earnings, the Company recorded a tax benefit in accordance with U.S. GAAP related to the revaluation of its deferred tax assets and liabilities using the enacted tax rate expected to apply when the temporary differences from which the deferred taxes arose are expected to be settled.
Following the enactment of the Tax Act, the United States Securities and Exchange Commission issued guidance in Staff Accounting Bulletin 118 which provides the Company up to a one-year measurement period, beginning on the Tax Act's enactment date, in which to complete the required analysis and accounting for the effects of the Tax Act. The guidance allows the Company to record provisional adjustments related to the impacts of the Tax Act when the accounting for the effects of the Tax Act is incomplete, but when reasonable estimates can be made regarding the effects of the Tax Act. Our accounting for the Tax Act is not complete, because it required the Company to estimate the timing of settlement of the temporary differences from which our deferred taxes arose; however, we were able to make reasonable estimates, and we recorded those estimates as provisional adjustments. The Company will continue to monitor these estimates as we move through the measurement period. If any adjustments to the provisional amounts are required, those adjustments will be recorded in the period such new information becomes available.
The Company's estimated annual effective tax rates for the three and nine months ended July 31, 2018 were 25.1% and (19.0)%, respectively, as compared to 34.6% and 34.5%, respectively, for the three and nine months ended July 31, 2017. The revaluation of our deferred taxes using the newly enacted tax rate resulted in a $37.5 million discrete income tax benefit recognized during the first quarter of fiscal 2018. There were no other material discrete items affecting the comparative periods. Excluding the effects of discrete items, the Company's estimated annual effective tax rate for the nine months ended July 31, 2018 would have been approximately 24.6%, as compared to approximately 35.0% for the nine months ended July 31, 2017, which is primarily due to the aforementioned decrease to the statutory federal income tax rate as a result of the enactment of the Tax Act.

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sanderson Farms, Inc.
We have reviewed the condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of July 31, 2018, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended July 31, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2018 and 2017. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated December 14, 2017. In our opinion, the accompanying condensed consolidated balance sheet of Sanderson Farms, Inc. and subsidiaries as of October 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
New Orleans, Louisiana
August 23, 2018

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2017.
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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, marketing and distribution. The Company’s prepared chicken product line includes approximately 120 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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
In March 2015, the Company announced the selection of St. Pauls and Robeson County, North Carolina, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, processing plant, and waste water treatment facility with the capacity to process 1.3 million chickens per week, and an expansion of the Company's existing feed mill in Kinston, North Carolina. Construction began in July 2015, initial operations of the new complex began during the first quarter of fiscal 2017, and the facility reached full capacity during April 2018. During the three and nine months ended July 31, 2018, the St. Pauls processing plant processed approximately 139.4 million pounds and 387.8 million pounds of dressed poultry meat, respectively, as compared to 76.4 million pounds and 126.6 million pounds, respectively, during the three and nine months ended July 31, 2017.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. Construction is underway, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational and reach full capacity, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 is $125.0 million, including $20.0 million carried over from fiscal 2017.
The credit facility also permits capital expenditures up to $250.0 million, as amended on June 14, 2018, on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the normal capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2018, was $1,030.9 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of July 31, 2018, and August 22, 2018, the Company had no outstanding draws under the facility, and had approximately $21.4 million outstanding in letters of credit, leaving $878.6 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017 and Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, which are incorporated herein by reference, and Exhibit 10.1 filed with this Quarterly Report on Form 10-Q.
EXECUTIVE OVERVIEW OF RESULTS
The Company's margins decreased significantly during the third quarter of fiscal 2018, when compared to the same period a year ago, reflecting both counter-seasonal weakness in selling prices and higher average costs of goods sold. The lower average selling prices were primarily attributable to significantly lower market prices for products produced at our plants that process larger birds and sold primarily to food service customers. Lower average selling prices were also, to a lesser extent, due to lower market prices for products produced at our plants that process medium sized birds and primarily sold to retail grocery store customers, and for products sold to export customers. We believe our lower average selling prices domestically reflect to some extent pressures from lower wholesale prices for, and abundant supplies of, competing proteins. We believe uncertainty regarding trade negotiations abroad has negatively impacted export demand. Our higher average costs of goods sold reflect higher feed costs per pound of chicken processed and an increase in other costs of goods sold, details of which are described in the "Results of Operations" section below.
Prices paid for corn and soybean meal were slightly higher during the third quarter of fiscal 2018 as compared to the same period a year ago. Those higher prices, partially offset by improved broiler performance, resulted in an increase in our average feed costs in broiler flocks processed of 5.8% as compared to the third quarter of fiscal 2017. We have priced substantially all of our corn and soybean meal needs through the remainder of fiscal 2018. Based on these prices, we expect our costs of feed grains to be approximately $36.7 million higher during fiscal 2018 as compared to fiscal 2017.
RESULTS OF OPERATIONS
Net sales for the third quarter ended July 31, 2018 were $852.4 million as compared to $931.9 million for the third quarter ended July 31, 2017, a decrease of $79.5 million, or 8.5%. Net sales of poultry products for the third quarter ended July 31, 2018 and 2017, were $790.4 million and $888.1 million, respectively, a decrease of $97.8 million, or 11.0%. The decrease in net sales of poultry products resulted from a 15.4% decrease in the average sales price of poultry products sold, partially offset by a 5.2% increase in the pounds of poultry products sold. During the third quarter of fiscal 2018, the Company sold 1,124.2 million pounds of poultry products, up from 1,068.8 million pounds during the third quarter of fiscal 2017. The increased pounds of poultry products sold resulted from a 6.7% increase in the number of head processed, partially offset by a 1.1% decrease in the average live weight of poultry processed. The new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 16.5 million head during the third quarter of fiscal 2018, or approximately 10.5% of the Company's total head processed during the period, and sold approximately 139.6 million pounds of poultry products during the third quarter of fiscal 2018, or approximately 12.4% of the Company's total poultry pounds sold during the period. By comparison, the St. Pauls facility processed approximately 9.2 million head during the third quarter of fiscal 2017, or approximately 6.2% of the Company's total head processed during the period, and sold approximately 76.1 million pounds of poultry products during the third quarter of fiscal 2017, or approximately 7.1% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during the third quarter of fiscal 2018 as compared to the same quarter of fiscal 2017. When compared to the third quarter of fiscal 2017, Urner Barry average market prices for boneless breast meat, tenders, leg quarters and jumbo wings decreased by 26.6%, 15.1%, 12.0% and 35.4%, respectively. Average market prices for chicken products sold to retail grocery store customers remained relatively stable during the third quarter of fiscal 2018, and continue to reflect good demand. Net sales of prepared chicken products for the quarters ended July 31, 2018 and 2017 were $62.0 million and $43.8 million, respectively, or an increase of 41.8%. This increase resulted from a 47.1% increase in the pounds of prepared chicken products sold, partially offset by a 3.6% decrease in the average sales price of prepared chicken products sold. During the third quarter of fiscal 2018, the Company sold 31.3 million pounds of prepared chicken products, up from 21.3 million pounds during the third quarter of fiscal 2017.
Net sales for the first nine months of fiscal 2018 were $2,437.9 million as compared to $2,422.3 million for the first nine months of fiscal 2017, an increase of $15.6 million, or 0.6%. Net sales of poultry products for the first nine months of fiscal 2018 and 2017 were $2,290.4 million and $2,293.9 million, respectively, a decrease of $3.5 million or 0.2%. The decrease in net sales of poultry products resulted from a 7.0% decrease in the average sales price of poultry products, partially offset by a 7.4% increase in the pounds of poultry products sold. During the first nine months of fiscal 2018, the Company sold 3,298.0 million pounds of poultry products, up from 3,071.6 million pounds during the first nine months of fiscal 2017. The increased pounds of poultry products resulted from an 8.7% increase in the number of head processed, partially offset by a 1.5% decrease in the average live weight of poultry processed. The new St. Pauls processing facility, which began initial operations in January 2017, processed approximately 46.1 million head during the first three quarters of fiscal 2018, or approximately 10.3% of the Company's total head processed during the period, and sold approximately 389.6 million pounds of poultry products during the first three quarters of fiscal 2018, or approximately 11.8% of the Company's total poultry pounds sold during the period. By comparison, the St. Pauls facility processed approximately 15.2 million head during the first nine months of fiscal 2017, or approximately 3.7% of the Company's total head processed during the period, and sold approximately 132.5 million pounds of poultry products during the first nine months of fiscal 2017, or approximately 4.3% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during the first nine months of fiscal 2018 as compared to the same period during fiscal 2017. When compared to the first nine months of fiscal 2017, Urner Barry average market prices for boneless breast meat, tenders and jumbo wings decreased by 13.5%, 8.0% and 23.2%, respectively, while average market prices for bulk leg quarters increased by 1.9%. Average market prices for chicken products sold to retail grocery store customers remained relatively stable during the first nine months of fiscal 2018, and continue to reflect good demand. Net sales of prepared chicken products for the nine months ended July 31, 2018 and 2017 were $147.5 million and $128.4 million, respectively, or an increase of 14.9%. This increase resulted from a 16.2% increase in the pounds of prepared chicken products sold and a flat average selling price per pound. During the first nine months of fiscal 2018, the Company sold 74.6 million pounds of prepared chicken products, up from 64.2 million pounds during the first nine months of fiscal 2017.
Cost of sales for the third quarter of fiscal 2018 was $781.6 million as compared to $692.6 million during the third quarter of fiscal 2017, an increase of $89.0 million, or 12.8%. Cost of sales of poultry products during the third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017, was $722.5 million and $651.3 million, respectively, which represents a 5.5% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase in the cost of sales per pound of poultry products resulted from a $0.0140 per pound increase in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0145, or 5.8%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Third Quarter 2018			Third Quarter 2017			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$30,428		$0.3745	$18,758		$0.3822	$11,670	$(0.0077)
Feed in broilers processed	305,987		0.2655	270,134		0.2510	35,853	0.0145
All other cost of sales	436,809		0.3790	392,862		0.3650	43,947	0.0140
Less: Ending Inventory	33,976		0.3752	30,269		0.4317	3,707	(0.0565)
Total poultry cost of sales	$739,248	(1)	$0.6491	$651,485	(1) (2)	$0.6176	$87,763	$0.0315
Pounds:
Beginning Inventory	81,259			49,080
Poultry processed	1,152,463			1,076,265	(2)
Poultry sold	1,138,944	(1)		1,054,894	(1) (2)
Ending Inventory	90,560			70,121
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
Other cost of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0140 per pound processed, or 3.8%, during this year’s third fiscal quarter compared to the same quarter a year ago. During the third quarter of fiscal 2017, other costs of sales of poultry products include approximately $8.2 million of expenses related to the Company's bonus award program, as compared to no such expenses during the third quarter of fiscal 2018. Excluding those bonus-related expenses, other cost of sales of poultry products increased by $0.0217 per pound processed, or 6.1%, during the third quarter of fiscal 2018 compared to the same period a year ago. This increase is primarily attributable to higher labor, contract grower pay, antimicrobial interventions, maintenance and repairs, and freight costs. These higher costs were partially offset by efficiencies realized at the Company's new St. Pauls, North Carolina facilities, which were in the early stages of operations during the third quarter of fiscal 2017 and reached full capacity during April 2018. Excluding the St. Pauls facilities and bonus-related expenses, other costs of sales would have increased by approximately $0.0364 per pound processed, or 10.3%.
Costs of sales of the Company’s prepared chicken products during the third quarter of fiscal 2018 were $59.1 million as compared to $41.2 million during the same quarter a year ago, an increase of $17.8 million, or 43.2%, primarily attributable to a 47.1% increase in the pounds of prepared chicken sold.
Cost of sales for the first nine months of fiscal 2018 was $2,187.1 million as compared to $1,954.3 million during the first nine months of fiscal 2017, an increase of $232.8 million, or 11.9%. Cost of sales of poultry products during the first nine months of fiscal 2018, as compared to the first nine months of fiscal 2017, was $2,049.7 million and $1,838.7 million, respectively, which represents a 3.8% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase resulted primarily from a $0.0183 per pound increase in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0008, or 0.3%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Nine Months Ended July 31, 2018			Nine Months Ended July 31, 2017			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$37,769		$0.4437	$15,378		$0.3397	$22,391	$0.1040
Feed in broilers processed	840,948		0.2525	775,188		0.2517	65,760	0.0008
All other cost of sales	1,236,301		0.3712	1,086,761		0.3529	149,540	0.0183
Less: Ending Inventory	33,976		0.3752	30,269		0.4317	3,707	(0.0565)
Total poultry cost of sales	$2,081,042	(1)	$0.6273	$1,847,058	(1) (2)	$0.6050	$233,984	$0.0223
Pounds:
Beginning Inventory	85,120			45,272
Poultry processed	3,330,473			3,079,320	(2)
Poultry sold	3,317,637	(1)		3,053,014	(1) (2)
Ending Inventory	90,560			70,121
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February 2017. Under the terms of the agreement, the Company purchased, processed and sold chickens grown by House of Raeford Farms through mid-December 2017. During the nine months ended July 31, 2018, the Company processed and sold approximately 14.2 million pounds as a result of this agreement, as compared to approximately 36.3 million pounds during the nine months ended July 31, 2017. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this table.
Other cost of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0183 per pound processed, or 5.2%, during the first nine months of fiscal 2018 as compared to the same period a year ago. During the first nine months of fiscal 2017, other costs of sales of poultry products include approximately $8.2 million of expenses related to the Company's bonus award program, as compared to no such expenses during the first nine months of fiscal 2018. Excluding those bonus-related expenses, other cost of sales of poultry products increased by $0.0210 per pound processed, or 6.0%, during the first nine months of fiscal 2018 compared to the same period a year ago. This increase is primarily attributable to higher labor, contract grower pay, antimicrobial interventions, maintenance and repairs, and freight costs, along with higher fixed costs across our operations. These higher costs were partially offset by efficiencies realized at the Company's new St. Pauls, North Carolina facilities, which were in the early stages of operations during the first nine months of fiscal 2017 and reached full capacity during April 2018. Excluding the St. Pauls facilities and bonus-related expenses, other costs of sales would have increased by approximately $0.0335 per pound processed, or 9.7%.
Costs of sales of the Company’s prepared chicken products during the first nine months of fiscal 2018 were $137.4 million as compared to $115.6 million during the same period a year ago, an increase of $21.9 million, or 18.9%, primarily attributable to a 16.2% increase in the pounds of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at July 31, 2018 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at July 31, 2018 or July 31, 2017.
Selling, general and administrative ("SG&A") costs during the third quarter of fiscal 2018 were $55.8 million, a decrease of $6.3 million compared to the $62.0 million during the third quarter of fiscal 2017. SG&A costs during the nine months ended July 31, 2018 were $163.4 million, an increase of $11.6 million compared to the $151.7 million during the nine months ended July 31, 2017. The following tables include the components of SG&A costs for the three and nine months ended July 31, 2018 and 2017.
Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended July 31, 2018	Three Months Ended July 31, 2017	Increase/(Decrease)
ESOP expense	$2,400	$12,500	$(10,100)
Bonus expense	—	5,880	(5,880)
Stock compensation expense	2,897	3,918	(1,021)
Marketing expense	7,887	8,763	(876)
Trainee expense	5,373	4,001	1,372
Administrative salaries	10,654	9,044	1,610
Legal expense	4,284	1,652	2,632
Start-up expense (Tyler)	4,082	91	3,991
All other SG&A	18,201	16,187	2,014
Total SG&A	$55,778	$62,036	$(6,258)

Selling, General and Administrative Costs
(in thousands)

Description	Nine Months Ended July 31, 2018	Nine Months Ended July 31, 2017	Increase/(Decrease)
Start-up expense (Tyler)	$7,340	$91	$7,249
Legal expenses	12,402	5,453	6,949
Administrative salaries	31,418	26,323	5,095
Trainee expense	16,204	11,223	4,981
Stock compensation expense	13,176	13,105	71
Marketing expense	25,460	26,272	(812)
Start-up expense (St. Pauls)	—	4,022	(4,022)
Bonus expense	—	5,880	(5,880)
ESOP expense	2,400	12,500	(10,100)
All other SG&A	54,990	46,878	8,112
Total SG&A	$163,390	$151,747	$11,643
Regarding both tables above, the decrease in bonus expense, payouts of which are based on profitability, is the result of management determining that it is probable that fiscal 2018 earnings will not reach levels that will allow payouts of the incentive. During the third quarter of fiscal 2017, management determined that fiscal 2017 earnings would be at levels that would allow a payout, and accrued that expense accordingly. The decrease in ESOP expense, payouts of which are based on profitability, is attributable to the difference in the level of profitability that management deems probable for fiscal 2018 and the level of profitability that management deemed probable for fiscal 2017 as of the third quarter. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II. Other Information, Item 1. Legal Proceedings" of this Form 10-Q. The change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increases in trainee expense and administrative salaries are primarily attributable to increases in personnel that coincide with the Company's current and future growth plans, as well as wage increases. The increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs.
The Company’s operating income for the three and nine months ended July 31, 2018 was $15.1 million and $87.4 million, respectively, as compared to operating income for the three and nine months ended July 31, 2017 of $177.3 million and $316.3 million, respectively. The decrease in operating income for the three months ended July 31, 2018, as compared to the same period a year ago, resulted primarily from lower average selling prices and higher average costs of goods sold, partially offset by a 6.0% increase in pounds sold during the same comparative period. The decrease in operating income for the nine months ended July 31, 2018, as compared to the same period a year ago, resulted primarily from lower average selling prices and higher average costs of goods sold, partially offset by an 7.6% increase in pounds sold during the same comparative period.
Interest income during the third quarter and first nine months of fiscal 2018 was $0.7 million and $2.1 million, respectively, as compared to $0.3 million and $0.8 million, respectively, during the third quarter and first nine months of fiscal 2017. Interest expense during the third quarter and first nine months of fiscal 2018 was $0.5 million and $1.5 million, respectively, as compared to $0.5 million and $1.4 million, respectively, during the third quarter and first nine months of fiscal 2017.
The Company’s estimated annual effective tax rates for the three and nine months ended July 31, 2018 were 25.1% and (19.0)%, respectively, as compared to 34.6% and 34.5%, respectively, for the three and nine months ended July 31, 2017. As described in our financial statement footnote "Note 8 - Income Taxes," the revaluation of our deferred taxes using the tax rate enacted during our first quarter of fiscal 2018 resulted in a $37.5 million discrete income tax benefit recognized during the first quarter of fiscal 2018. There were no other material discrete items affecting the comparative periods. Excluding the effects of discrete items, the Company's estimated annual effective tax rates for the first nine months of fiscal 2018 and 2017 would have been approximately 24.6% and 35.0%, respectively. The Company estimates its effective tax rate for the full fiscal year 2018, exclusive of discrete items, will be approximately 24.6%.

As of July 31, 2018, the Company's long-term deferred income tax liability was $68.0 million as compared to $91.9 million at October 31, 2017, a decrease of $23.9 million. This decrease is attributable to the revaluation of deferred tax assets and liabilities, as U.S. GAAP requires that deferred tax assets and liabilities be measured using the enacted tax rate expected to apply when the temporary differences from which the deferred taxes arose are expected to be settled. Prior to the enactment of the Tax Cuts and Jobs Act, our deferred taxes were measured using the enacted 35% federal income tax statutory rate. Following enactment, we remeasured our deferred taxes using a 23.3% blended federal income tax statutory rate for temporary differences expected to reverse in fiscal 2018 and a 21% federal income tax statutory rate for temporary differences expected to reverse after fiscal 2018.
During the three and nine months ended July 31, 2018, the Company’s net income was $11.5 million, or $0.50 per share, and $104.6 million, or $4.58 per share, respectively. For the three and nine months ended July 31, 2017, the Company’s net income was $115.8 million, or $5.09 per share, and $206.9 million, or $9.10 per share, respectively. These decreases are attributable to lower average selling prices and higher average costs of goods sold, as described above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2018 was $582.9 million, and its current ratio, calculated by dividing current assets by current liabilities, was 4.1 to 1. The Company’s working capital and current ratio at October 31, 2017 were $650.8 million and 4.3 to 1. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2018 include cash on hand at October 31, 2017, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. As of July 31, and August 22, 2018, the Company had no outstanding draws under the facility and had approximately $21.4 million outstanding in letters of credit, leaving $878.6 million of borrowing capacity available under the facility.
The Company’s cash position at July 31, 2018 and October 31, 2017 consisted of $288.3 million and $419.3 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at July 31, 2018 and October 31, 2017 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the nine months ended July 31, 2018 and 2017, were $103.9 million and $310.1 million, respectively. Cash flows from operating activities decreased by $206.2 million, resulting primarily from a decrease in market prices for poultry products during the first nine months of fiscal 2018, as compared to the same period in fiscal 2017, in addition to an increase in cash bonuses paid by the Company, which totaled approximately $36.0 million during the first nine months of fiscal 2018, as compared to $0.4 million during the first nine months of fiscal 2017. The bonuses paid during the first nine months of fiscal 2018 related to fiscal 2017 performance, and the bonuses paid during the first nine months of fiscal 2017 related to fiscal 2016 performance.
Cash flows used in investing activities during the first nine months of fiscal 2018 and 2017 were $215.7 million and $130.2 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2018 were approximately $216.6 million, and included approximately $94.3 million related to construction at the Tyler, Texas complex, and approximately $29.3 million related to progress or final payments made under purchase agreements for delivery or future delivery of new aircraft as described below. Capital expenditures for the first nine months of fiscal 2017 were $130.6 million, including approximately $25.4 million related to construction at the St. Pauls, North Carolina complex and approximately $24.0 million related to progress payments made under the aircraft purchase agreements.
Cash flows used in financing activities during the nine months ended July 31, 2018 and 2017 were $19.2 million and $15.8 million, respectively. During the first nine months of fiscal 2018, the Company paid approximately $14.6 million in dividends to its shareholders, as compared to approximately $10.9 million during the first nine months of fiscal 2017. Additionally, during the first nine months of fiscal 2018, the Company paid approximately $5.7 million to repurchase shares pursuant to the Company's Stock Incentive Plan, under which shares may be withheld upon vesting to satisfy tax withholding obligations, as compared to approximately $3.2 million during the first nine months of fiscal 2017. Lastly, the Company paid approximately $2.4 million in costs to renegotiate its revolving credit facility during the first nine months of fiscal 2017, as compared to no such expenditures during the first nine months of fiscal 2018.

As of August 19, 2018, the Company’s capital budget for fiscal 2018, excluding operating leases, is approximately $373.9 million. The Company expects the 2018 capital budget to be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The fiscal 2018 capital budget includes approximately $178.0 million for construction of the Company's new Tyler, Texas complex, approximately $32.2 million for progress payments due under purchase agreements for future delivery of new aircraft as described below, approximately $38.0 million combined for multiple large-scale equipment upgrades and corresponding building upgrades at multiple complexes further described below and approximately $4.2 million to complete the expansion of the Company's existing prepared chicken facility in Flowood, Mississippi. Excluding the budgets for the projects detailed above, the fiscal 2018 capital budget is approximately $121.5 million. These amounts are estimates and are subject to change as we move through fiscal 2018.
The Company is a party to two separate purchase agreements for two new aircraft to be delivered at different dates during fiscal 2019. The new aircraft will replace aircraft currently owned by the Company that are scheduled to be retired and removed from service in the ordinary course of business. The agreements require that the Company make periodic progress payments, with final payment due upon delivery of each aircraft. Under a separate purchase agreement akin to the two that remain open, the Company took delivery of a new aircraft during the second quarter of fiscal 2018 and accordingly made final payment on that aircraft. To date, the Company has made payments totaling $58.3 million under the three agreements, and expects to make payments of approximately $3.5 million during the remainder of fiscal 2018 and approximately $4.1 million during fiscal 2019.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. Construction is underway, and initial operations of the new complex are expected to begin during the first calendar quarter of 2019. Before the complex can become operational and reach full capacity, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017 and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 is $125.0 million, including $20.0 million carried over from fiscal 2017.
The credit facility also permits capital expenditures up to $250.0 million, as amended on June 14, 2018, on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the normal capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2018, was $1,030.9 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of July 31, 2018, and August 22, 2018, the Company had no outstanding draws under the facility, and had approximately $21.4 million outstanding in letters of credit, leaving $878.6 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017 and Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, which are incorporated herein by reference, and Exhibit 10.1 filed with this Quarterly Report on Form 10-Q.

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
In June 2018, the FASB issued Accounting Standards Update ("ASU") 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718, Compensation - Stock Compensation, to include all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The guidance is effective for interim and annual periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. Companies have the option to adopt retrospectively or modified retrospectively with a cumulative effect adjustment. The Company will adopt this standard as of November 1, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements by evaluating our various types of contracts with customers, various costs related to those contracts, and various other costs related to the selling process. Although we are still evaluating the overall impact, we do not currently expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements, which will require the disaggregation of our revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2018, the Company purchased approximately 30.5 million bushels of corn and approximately 283,611 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $30.5 million in the third quarter of fiscal 2018. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.8 million.
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

During the third quarter of fiscal 2018, the Company’s average feed cost per pound of broilers processed totaled $0.2655 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0265, based on the quantity of grain used during the third quarter of fiscal 2018. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the third quarter of fiscal 2018.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third quarter of fiscal 2018:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2018	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	30.5 million bushels	$1.00 per bushel	$30.5 million	$0.0265/lb processed
Soybean meal	283,611 tons	$10.00 per ton	$2.8 million	$0.0024/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At July 31, 2018 the Company had no outstanding debt on its balance sheet.

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
As of July 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2018.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Between December 8, 2017 and August 16, 2018, additional purported direct-purchaser entities individually brought twelve separate suits against 17 poultry producers, including Sanderson Farms and Agri Stats, in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. The parties are currently engaged in discovery. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois. That motion is still pending. It is possible additional individual actions may be filed.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, and the case is scheduled for argument on August 31, 2018. The Company cannot predict the outcome of this action or the appeal. If the plaintiffs were to prevail in the action, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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

On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. Defendants subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, which was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. That motion is pending. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time.
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery is underway. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that the Company's products had been found to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint, and such motion is currently pending. On July 18, 2018, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of July 31, 2018. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

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
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2018, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
May 1 - May 31, 2018	—	$—	—	2,000,000
Jun. 1 - Jun. 30, 2018	1,092	105.15	1,092	2,000,000
Jul. 1 - Jul. 31, 2018	—	—	—	2,000,000
Total	1,092	$105.15	1,092	2,000,000
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

2
On May 31, 2018, the Company’s Board of Directors expanded and extended the share repurchase program originally approved on October 22, 2009, under which the Company was originally authorized to purchase up to one million shares of its common stock and is now authorized to purchase up to two million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on May 31, 2021. The Company’s repurchases of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants are not made under the 2018 general repurchase plan.

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
Exhibit 10.1* Second Amendment to the Credit Agreement by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto, dated as of June 14, 2018.

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
Exhibit 101.CAL XBRLTaxonomy Extension Calculation Linkbase
Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase
___________________

*	Filed herewith.

**	Furnished herewith.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

10.1*	Exhibit 10.1* Second Amendment to the Credit Agreement by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto, dated as of June 14, 2018.

15*	Accountants’ Letter re: Unaudited Financial Information.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
___________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.
(Registrant)

Date: August 23, 2018	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: August 23, 2018	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer