Form 10-K
period 2018-10-31
SANDERSON FARMS INC
filed 2018-12-20
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2018

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
___________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $2,399,534,755.
Number of shares outstanding of the Registrant’s common stock as of December 13, 2018: 22,153,749 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
Definitions. This Annual Report on Form 10-K (the "Annual Report") is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2018, which is the year for which this Annual Report is filed.
Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Annual Report, which is December 20, 2018.
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
The Registrant sells ice-packed, chill-packed, bulk-packed and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2018, the Registrant processed approximately 606 million chickens, or approximately 4.5 billion dressed pounds. According to 2018 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant’s fresh and frozen chicken operations presently encompass 11 hatcheries, 9 feed mills and 12 processing plants, including the facilities currently under construction at its new Tyler, Texas complex. The Registrant began limited operations at the new Tyler hatchery in October 2018, and expects to begin processing chickens at the new processing plant in February 2019. The Registrant has one prepared chicken plant.
The Registrant has contracts with operators of approximately 787 grow-out farms that provide it with sufficient housing capacity for its current operations. The Registrant also has contracts with operators of 225 breeder farms.
The Company’s prepared chicken product line includes approximately 125 institutional and consumer packaged partially cooked or marinated chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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
In the second quarter of fiscal 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and waste water facility with the capacity to process 1.25 million chickens per week, and the facility is currently operating at full capacity.

In the first quarter of fiscal 2017, the Company began initial operations at a new poultry processing complex in St. Pauls, North Carolina. The completed complex consists of a hatchery, processing plant and waste water treatment facility, with the capacity to process 1.25 million chickens per week, and an expansion of the Company's existing feed mill in Kinston, North Carolina. The facility is currently operating at full capacity. During fiscal 2018, the St. Pauls processing plant processed approximately 522.5 million pounds of dressed poultry meat, as compared to 249.0 million pounds during fiscal 2017.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility, with the capacity to process 1.3 million chickens per week. Construction began during the fourth quarter of fiscal 2017, and the Company expects to begin processing chickens at the new processing facility during February 2019. Before the complex can become operational, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, complete construction and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
Capital expenditures for fiscal 2018 were funded by cash on hand and cash provided by operations during fiscal 2018. The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal year 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 was $125.0 million, including $20.0 million carried over from fiscal 2017, and the normal limitation for fiscal 2019 is $130.0 million, including $20.0 million carried over from fiscal 2018.
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
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2018, was $1,031.1 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of October 31, 2018, the Company had no outstanding draws under the facility. As of December 18, 2018, the Company had borrowed $30.0 million under the facility and had approximately $25.3 million outstanding in letters of credit, leaving $844.7 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, and Exhibit 10.1 of our Quarterly Report on Form 10-Q filed August 23, 2018, which are incorporated herein by reference.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and minimally prepared chicken items. The Registrant has one reporting segment, poultry products.
The Registrant sells chill-packed, ice-packed, bulk-packed and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name, to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2018, the Registrant processed approximately 606 million chickens, or approximately 4.5 billion dressed pounds. In addition, the

Registrant purchased and further processed 2.6 million pounds of poultry products during fiscal 2018. According to 2018 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc. The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Bryan, Waco, Palestine, Freestone County, Robertson County, Lindale and Mineola, Texas; Adel, Georgia; and Kinston and Lumberton, North Carolina, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Hammond, Louisiana; Bryan, Palestine, Waco and Smith County, Texas; Moultrie, Georgia; and Kinston and St. Pauls, North Carolina, is engaged in the processing, sale and distribution of chicken products.
The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. This facility is engaged in the processing, marketing and distribution of approximately 125 processed and minimally prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts. The facility is managed by the same senior management team that manages our Processing Division.
Products
The Registrant has the ability to produce a wide range of processed chicken products and prepared chicken items.
Processed chicken is first salable as an ice-packed, whole chicken. The Registrant adds value to its ice-packed, whole chickens by removing the giblets, weighing, packaging and labeling the product to specific customer requirements and cutting and deboning the product based on customer specifications. The additional processing steps of giblet removal, close tolerance weighing and cutting increase the value of the product to the customer over whole, ice-packed chickens by reducing customer handling and cutting labor and capital costs, reducing the shrinkage associated with cutting, and ensuring consistently sized portions.
The Registrant adds additional value to the processed chicken by deep chilling and packaging whole chickens in bags or combinations of fresh chicken parts, including boneless product, in various sized, individual trays under the Registrant’s brand name, which then may be weighed and pre-priced, based on each customer’s needs. This chill-pack process increases the value of the product by extending shelf life, reducing customer weighing and packaging labor, and providing the customer with a wide variety of products with uniform, well designed packaging, all of which enhance the customer’s ability to merchandise chicken products.
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

	Fiscal Year Ended October 31,
	2018	2017	2016	2015	2014
Registrant processed chicken:
Value added:
Chill-pack	35.6%	31.0%	34.7%	36.9%	36.0%
Fresh bulk-pack	50.3	56.2	52.7	49.1	48.3
Frozen	6.5	6.7	5.1	6.3	9.2
Subtotal	92.4	93.9	92.5	92.3	93.5
Non-value added:
Ice-pack	1.2	1.0	0.9	1.0	0.9
Subtotal	1.2	1.0	0.9	1.0	0.9
Total Company processed chicken	93.6	94.9	93.4	93.3	94.4
Minimally prepared chicken	6.4	5.1	6.6	6.7	5.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Markets and Pricing
The three largest customer markets in the fresh and frozen chicken industry are big bird, chill-pack retail and small birds.
The following table sets forth, for each of the Company’s poultry processing plants, the general customer market to which the plant is devoted, the weekly capacity of each plant at full capacity expressed in number of head processed, and the industry's average size of birds processed in the relevant market.

Plant Location	Market	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird	625,000	8.95
Collins, Mississippi	Big Bird	1,250,000	8.95
Waco, Texas	Big Bird	1,275,000	8.95
Palestine, Texas	Big Bird	1,250,000	8.95
St. Pauls, North Carolina	Big Bird	1,250,000	8.95
McComb, Mississippi	Chill-Pack Retail	1,300,000	6.52
Bryan, Texas	Chill-Pack Retail	1,300,000	6.52
Moultrie, Georgia	Chill-Pack Retail	1,300,000	6.52
Kinston, North Carolina	Chill-Pack Retail	1,300,000	6.52
Hazlehurst, Mississippi	Chill-Pack Retail Feeder (1)	625,000	6.52
Hammond, Louisiana	Chill-Pack Retail Feeder (1)	625,000	6.52
Note 1 - During fiscal 2018, the target live weights for our Hazlehurst, Mississippi, and Hammond, Louisiana, plants were reduced from a big bird size to a chill-pack retail size for the purpose of meeting increased demand from new chill-pack retail business. After the conversion of those plants, much of the product that was processed there was subsequently transferred to a chill-pack retail plant to be packaged and sold to chill-pack retail customers.
Our big bird plants process a relatively large bird. The white meat and boneless dark meat produced at these plants is generally sold as bulk-packed, fresh boneless breast meat, chicken tenders, whole or cut wings and boneless thighs, and is sold primarily to restaurants, food service customers and further processors at negotiated spreads from quoted commodity market prices for those products. We have long-term contracts with many of our customers for these products produced at our big bird plants, but prices for products sold pursuant to those contracts fluctuate based on quoted commodity market prices. The contracts do not require the customers to purchase, or the Company to sell, any specific quantity of product. The dark meat from these birds that is not deboned is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. While we have long-standing relationships with many of our export partners, virtually all of our export sales are at negotiated or spot commodity prices, which prices exhibit fluctuations typical of commodity markets. We have few long-term contracts for this product.
As of October 31, 2018, the Company had the capacity to process 5.65 million head per week in its big bird plants, and its results are materially affected by fluctuations in the commodity market prices for boneless breast meat, chicken tenders, wings, leg quarters and boneless thighs as quoted by Urner Barry.
The Urner Barry spot market prices for boneless breast meat, chicken tenders, leg quarters, whole wings and boneless thighs for the past five calendar years are set forth below. Realized prices will not necessarily equal quoted market prices since most contracts offer negotiated discounts to quoted market prices, which discounts are negotiated on a customer by customer basis and are influenced by many factors. Selection of a particular market price benchmark is largely customer driven:

Our chill-pack plants process medium sized birds and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill-pack product under store brand names, most of its chill-pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long-term contracts with most of its chill-pack customers. These agreements typically provide for the pricing of product based on agreed upon, flat prices or on negotiated formulas that use an agreed upon, regularly quoted market price as the base, as well as various other guidelines for the relationship between the parties. All of our contracts with retail grocery store customers also provide for the sale of negotiated quantities of product at periodically negotiated prices, rather than the flat and formula-driven prices discussed above. None of our contracts with retail grocery store customers require the customers to purchase, or the Company to sell, any specific quantity of product. As of October 31, 2018, the Company had the capacity to process 6.45 million head per week at its chill-pack and chill-pack feeder plants, and its results are materially affected by fluctuations in Urner Barry prices and other market benchmarks.
As with products produced at our big bird plants, selection of the desired methodology for pricing chill-pack products is largely customer driven. Prior to the discontinuation in November 2016 of the Georgia Dock index, which had been published by the Georgia Department of Agriculture, many of our chill-pack customers used that index as the base for pricing formulas. As new and renewing contracts were negotiated during fiscal 2017 and 2018, many of our chill-pack customers chose to negotiate flat prices for the life of the contracts, while some of our customers have chosen to use an index published by Express Markets, Inc ("EMI").
Almost all of our products sold by our prepared chicken plant are sold under long-term contracts at fixed prices related to the spot commodity price of chicken at the time the contract is negotiated, plus a premium for additional processing.
Sales and Marketing
The Registrant’s chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors located principally in the southeastern, southwestern, northeastern and western United States. The Registrant also sells its chicken products to casual dining operators, foreign customers, and United States based customers who resell the products outside of the continental United States. This wide range of customers, together with the Registrant’s product mix, provides the Registrant with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Registrant in its efforts to reduce its exposure to market volatility, although its ability to do so is limited.
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
Generally, the Registrant prices much of its chicken products based upon weekly and daily market prices reported by private firms such as EMI and Urner Barry. The Registrant’s profitability is affected by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Registrant will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Registrant’s adjustments to those base prices are generally negotiated from time to time with the Registrant’s customers. The Registrant’s sales are generally made on an as-ordered basis, and the Registrant maintains some long-term sales contracts with its customers. These agreements, which provide the pricing structure of product, as well as various other guidelines for the relationship between the parties, do not require the customers to purchase or the Company to sell any specific quantity of product.
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
Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets and cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2018, the Registrant maintained contracts with 67 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by the Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2018, by 158 independent contractors under the Registrant’s supervision. Eggs produced on the farms of independent contract breeder producers are transported to the Registrant’s hatcheries in the Registrant’s vehicles.
The Registrant owns and operates eleven hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by the Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2018, the Registrant’s hatcheries were capable of producing an aggregate of approximately 12.7 million chicks per week.
Grow-out. The Registrant places its chicks on the farms of 787 independent contract broiler producers, as of October 31, 2018, located in Mississippi, Texas, Georgia and North Carolina, where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The farm owner is compensated pursuant to an incentive formula designed to promote production cost efficiency.
Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.

Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases primary feed ingredients on the open market. Ingredients include corn and soybean meal, which are the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2018, the Registrant operated eight feed mills, four of which are located in Mississippi, two in Texas, one in Georgia and one in North Carolina. The Registrant’s annual feed requirements for fiscal 2018 were approximately 4.7 million tons, and it has the capacity to produce approximately 6.1 million tons of finished feed annually under current configurations.
Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2018, the Registrant had the capacity to store approximately 3.7 million bushels of corn at its feed mills, which was sufficient to store approximately one week's requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk of volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
Processing. Once broilers reach processing weight, they are transported to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb and Collins, Mississippi; Moultrie, Georgia; Kinston and St. Pauls, North Carolina and Bryan, Waco and Palestine, Texas processing plants operate two processing lines on a double shift basis with the capacity to process between approximately 1,250,000 and 1,300,000 chickens per week on October 31, 2018. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis with the capacity to process approximately 625,000 chickens per week on October 31, 2018. At October 31, 2018, the Company’s deboning facilities were operating on a double shift basis and had the capacity to produce approximately 15.7 million pounds of big bird boneless breast product and 12.9 million pounds of chill-pack boneless breast product each week.
Prepared Chicken. The Company's prepared chicken plant is located in Flowood, Mississippi and has approximately 85,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze prepared chicken items.
Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office buildings house the Company’s corporate offices, meeting facilities and computer equipment and constitute the corporate headquarters. As of October 31, 2018, the Registrant operated 14 automotive maintenance shops, which service over 1,250 over-the-road and farm vehicles used to support the Registrant's operations. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving on average approximately 225 children on October 31, 2018.
Quality Control
The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers receive wholesome, high quality products.
From its laboratory in Laurel, Mississippi, the Company's Director of Technical Services supervises the operation of a modern, well-equipped laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder and broiler flocks, and conducts microbiological tests on live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of its eleven processing plants and the prepared chicken plant.
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
Customers
Two customers each accounted for more than 10% of the Registrant’s consolidated sales for the year ended October 31, 2018, and one customer accounted for more than 10% of consolidated sales for the years ended October 31, 2017 and 2016. Sales to the two customers in fiscal 2018 accounted for 14.3% and 10.5%, respectively, of the Company's consolidated net sales, and sales to the customer in fiscal 2017 and 2016 accounted for 17.0% and 17.5%, respectively, of the Company’s consolidated net sales. The Company does not believe the loss of these or any other single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.
Sources of Supply
During fiscal 2018, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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
Trademarks
The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms®, which it uses in connection with the distribution of its prepared chicken and premium grade chill-pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms® label. The Registrant also has registered with the United States Patent and Trademark Office five other trademarks that are used in connection with the distribution of chicken and other products and for other competitive purposes.
The Registrant, over the years, has developed important non-public proprietary information regarding product-related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.
Employee and Labor Relations
As of October 31, 2018, the Registrant had 15,104 employees, including 1,995 salaried and 13,109 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 496 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on November 30, 2019.
The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,334 employees expires on December 31, 2020. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
(e) AVAILABLE INFORMATION
The Company's website is http://www.sandersonfarms.com. The information on our website is not a part of this document. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports are available, free of charge, through our website as soon as reasonably practicable after they are filed with the SEC. Our corporate code of conduct is also available, free of charge, through our website. Information concerning corporate governance matters is also available on the website.

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

Increases in the prices of feed ingredients will result in increases in raw material costs and operating costs. Because prices for our products are related to the commodity prices of chickens, which depend on the supply and demand dynamics of fresh chicken, we typically are not able to increase our product prices to offset increased grain costs. Although we periodically enter into contracts to purchase feed ingredients at current prices for future delivery to manage our feed ingredient costs, this practice does not eliminate the risk of increased operating costs from commodity price increases. In addition, if we are unsuccessful in our grain buying strategy, we could actually pay a higher cost for feed ingredients than we would if we purchased at current prices for current delivery.

It is very difficult to predict how the chicken and grain markets will perform. The exposure of our business to the cyclical nature and volatility of commodities markets for raw materials and poultry could adversely affect our profitability, financial condition and results of operations.
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
We may be required to write down the value of our inventories if the net realizable value of our inventories is less than their accumulated cost of at the end of a fiscal period.

Prepared chicken and poultry inventories, and inventories of feed, eggs, medication, packaging supplies and live chickens, are stated on our balance sheet at the lower of cost (average method) or net realizable value. Our cost of sales is calculated during a period by adding the value of our inventories at the beginning of the period to the cost of growing, processing and distributing products produced during the period and subtracting the value of our inventories at the end of the period. If the net realizable values of our inventories are below the accumulated cost of those inventories at the end of a period, we record adjustments to write down the carrying value of the inventory from cost to net realizable value. These write-downs directly increase our cost of sales by the amount of the write-downs. This risk is greatest when the costs of feed ingredients are high and the market value for finished poultry products is declining.

Any such adjustment we may make in one period effectively absorbs into that period a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the next fiscal period, thereby benefiting the next period. Any such adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company recorded a charge of $9.6 million to reduce the value of live broiler inventories on hand at October 31, 2018.
Inclement weather, such as excessive heat or storms, or other disasters, could have a material adverse effect on our results of operations.

Extreme weather in the areas where we operate or where our feed grains are grown, such as extreme temperatures, drought, hurricanes or other storms, or other natural disasters or calamities such as terrorist attacks or pandemics, could increase our costs, impair the health or growth of our flocks or interfere with our hatching, production or shipping operations. Some scientists believe that climate change could increase the frequency and severity of adverse weather events. Extreme weather, regardless of its cause, or other adverse events, could affect our business by causing, among other things:

•	shortages or high prices of corn, soybeans or other grains we use to make feed;

•	power outages;

•	fuel shortages;

•	damage to infrastructure or our facilities;

•	damage or destruction of live, raw material, or finished goods inventories;

•	water shortages;

•	disruption of shipping channels;

•	less efficient or non-routine operating practices necessitated by adverse events; or

•	increased costs of insurance coverage in the aftermath of such events.

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

Events beyond our control, such as the outbreak of avian disease or the perception that an outbreak may occur, even if it does not affect our flocks, could significantly restrict our ability to conduct our operations or our sales. An outbreak of disease could result in governmental restrictions on the import and export of fresh and frozen chicken, including our fresh and frozen chicken products, or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects. In addition, world-wide fears about avian disease, such as avian influenza, have, in the past, depressed demand for fresh chicken, which adversely affected our sales during and around that time.

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

Although the Asian strains of AI described above have not been identified in North America, there have been outbreaks of both low and high pathogenic strains of non-Asian avian influenza in North America, including in the U.S. in 2002, 2004, 2006, 2015, 2017 and 2018, and in Mexico in 2005, 2012, 2013, 2015 and 2017.

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

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products have been sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 6.5% of our gross sales in fiscal 2018 were to export markets, including approximately $109.0 million to Mexico and $28.3 million to Cuba. Any disruption to the export markets, such as trade embargoes, tariffs, import bans, duties, quotas, currency fluctuations, adverse political and economic conditions in countries to which we export our products, disruptions in shipping channels, or changes in governmental trade policies or agreements with countries to which we sell products, can materially affect our sales or create an oversupply of chicken in the United States. This, in turn, can cause domestic poultry prices to decline. Any quotas or bans can materially and adversely affect our sales and our results of operations.

On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. A challenge to China’s anti-dumping determination was filed by the U.S. government with the World Trade Organization (WTO), which ruled in favor of the U.S. on September 25, 2013. China did not appeal the WTO ruling. On July 8, 2014, China announced that it had re-investigated charges that United States chicken exporters dump product in the Chinese domestic market, causing substantial harm to the local industry. Despite the WTO’s findings, China announced that its re-investigation revealed that United States exporters continue to dump product into the local Chinese market. While China announced lower anti-dumping tariffs on certain United States producers in its July 8, 2014 announcement, the tariffs actually increased on most United States producers, including Sanderson Farms. The United States government continues to believe that the WTO ruling was correct and that China’s anti-dumping determination lacks merit. Accordingly, the United States government continues to challenge China’s actions at the WTO.

On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. Avian influenza was later detected in commercial poultry flocks in fifteen states. There has been no indication from China of how long the ban will last. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there were no material domestic or export markets for these products other than China, the Company began rendering most of those products for significantly lower returns after imposition of the Chinese ban. As a result, during fiscal 2015 before the ban's effective date, the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales. During fiscal 2016, 2017 and 2018, the Company did not sell any poultry meat to customers who resold the meat in China.

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
Our sales to our top ten customers represented approximately 51.3% of our net sales during fiscal 2018. Our contracts with our customers provide pricing structures, but do not require customers to purchase any specific quantity of product. Therefore, our customers could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
We must identify changing consumer preferences, trends and purchasing behaviors, and offer food products that consumers want.
Our success depends, in part, on our ability to offer products that appeal to our customers and to respond to evolving consumer preferences, trends and purchasing behaviors. Consumer behavior is influenced by factors such as, among other things:

•	perceptions about the health and social implications of food products;

•	safety and quality of food products;

•	price; and

•	distribution channels.

Consumers are sometimes influenced by negative publicity about food production, including stories that are inaccurate or misleading. The expanding role of social and digital media has increased the speed and extent to which people can share information (whether or not accurate) and opinions about our products. If we do not identify and react timely to negative publicity, or inaccurate or misleading stories, we may experience reduced demand and pricing for our products. Prolonged negative perceptions about our products, our brand or our Company, or a loss of confidence by consumers in our products, could materially and adversely affect our reputation, sales, financial condition and results of operations.

We may also introduce new products and improved products from time to time to satisfy evolving consumer preferences, trends and purchasing behaviors, and may incur significant development and marketing costs in doing so. If our products fail to meet evolving consumer preferences, trends and purchasing behaviors, then these products and our marketing strategy will be less successful. Additionally, because we produce only chicken products, we may be limited in our ability to respond to changes in consumer preferences towards other animal proteins or away from animal proteins entirely.

We have devoted significant resources to marketing and public relations programs that inform consumers about the safety and quality of our products and our production practices, including our use of antibiotics in raising live chickens. However, we are subject to legal and regulatory restrictions on the marketing and labeling of our products, which may hamper our marketing efforts. We must also keep pace with a rapidly changing media environment and advertising and marketing channels. If our marketing and public relations efforts are not effective, if consumers believe we have acted irresponsibly, or we are not successful in developing and marketing new products, then our competitive position, reputation and market share may suffer. This, in turn, could lead to lower sales and profits, which could materially and adversely affect our results of operations and financial condition.
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
We would be adversely affected if we expand our business by acquiring other businesses or by building new facilities, but fail to successfully integrate the acquired business or run a new facility efficiently.

We regularly evaluate expansion opportunities such as acquiring other businesses or building new facilities. Significant expansion involves risks such as:

•	the availability and terms of additional debt or equity financing and its effect on our financial condition;

•	increases in our expenses and working capital needs;

•	integrating the acquired business or new facilities into our operations;

•	attracting and retaining growers;

•	streamlining overlapping supply chains;

•	identifying customers for additional product we generate and retaining existing customers; and

•	identifying and training our key managers and employees to run the new business or facility, while continuing to operate our existing facilities efficiently.

Additional risks related to acquisition transactions may include:

•	difficulty identifying suitable candidates for acquisitions or consummating transactions on terms that are favorable;

•	implementing and maintaining consistent standards, controls, procedures and information systems;

•	potential loss of key employees or customers of any acquired business;

•	managing the geographic distance of an acquired business from our other facilities; and

•	exposure to unforeseen or undisclosed liabilities of any acquired business.

Successful expansion depends on our ability to timely integrate the acquired business or efficiently operate the new facility, to devote significant management attention to the project and its integration in our business, and to manage a larger overall company efficiently. If we are unable to do this, expansion could adversely affect our operations, financial results and prospects, and we might not realize the cost savings and synergies we expected from the expansion. Additionally, the diversion of management’s attention from day-to-day business operations and the execution of our strategic plan could adversely impact our performance.
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
We have approximately 15,104 employees, approximately 1,830 of which are covered by collective bargaining agreements. In addition, we contract with approximately 1,012 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be constrained.
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
Weak or unstable national or global economic conditions could negatively impact our business.

Our business may be adversely affected by:

•	weak or volatile national or global economic conditions, including inflation;

•	unfavorable currency exchange rates and interest rates;

•	the lack of availability of credit on reasonable terms;

•	restricted access to capital markets;

•	changes in consumer spending rates and habits;

•	unemployment and underemployment; and

•	a tight energy supply and high energy costs.

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

Disruptions in credit and other financial markets caused by deteriorating or weak national and international economic conditions could, among other things:

•	make it more difficult for us, our customers or our growers or prospective growers to obtain financing and credit on reasonable terms;

•	cause lenders to change their practice with respect to the industry generally or our company specifically in terms of granting credit extensions and terms;

•	impair the financial condition of our customers, suppliers or growers making it difficult for them to meet their obligations and supply raw material; or

•	impair the financial condition of our insurers, making it difficult or impossible for them to meet their obligations to us.
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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. Since that time, each group of plaintiffs has filed additional amended complaints, and the parties are currently engaged in discovery.
Between December 8, 2017 and October 31, 2018, additional purported direct-purchaser entities individually brought fifteen separate suits against 17 poultry producers, including Sanderson Farms and Agri Stats, in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. The parties are currently engaged in discovery. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. It is possible additional individual actions may be filed.
We, along with certain of our directors and officers, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. That appeal is now fully briefed, and the Court of Appeals heard oral argument on August 31, 2018. The Company is awaiting a ruling on the appeal.
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. That motion is pending.
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery is underway. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that the Company's products had been found to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss with leave to amend the complaint, and on October 2, 2018, the plaintiffs filed a third amended complaint. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion.
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

Our articles of incorporation and by-laws contain provisions that may discourage attempts to acquire control of our company without the approval of our board of directors. These provisions, among others, include a classified board of directors, advance notification requirements for stockholders to nominate persons for election to the board and to make stockholder proposals, and special stockholder voting requirements. These measures, and any others we may adopt in the future, as well as applicable provisions of Mississippi law, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control of our company, and as a result, the marketability and market price of our common stock may be adversely affected.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feed mill	Laurel, Mississippi
Poultry processing plant, hatchery and feed mill	McComb, Mississippi
Poultry processing plant, hatchery and feed mill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feed mill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feed mill	Moultrie and Adel, Georgia
Poultry processing plant, hatchery and feed mill	Kinston and Lenoir County, North Carolina
Poultry processing plant, hatchery and feed mill	Palestine and Freestone County, Texas
Poultry processing plant, hatchery and feed mill (Construction in progress)	Smith County, Lindale and Mineola, Texas
Poultry processing plant and hatchery	Waco, Texas
Poultry processing plant and hatchery	Lumberton and St. Pauls, North Carolina
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feed mill	Collins, Mississippi
Prepared chicken plant	Flowood, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi

The Registrant owns substantially all of its major operating facilities with the following exceptions: one processing plant and feed mill complex is leased on an annual renewal basis through 2063 with an option to purchase at a nominal amount at the end of the lease term; one processing plant complex is leased under four leases, which are renewable annually through 2061, 2063, 2075 and 2073, respectively; and certain infrastructure improvements associated with a processing plant are leased under a lease that expired in 2013, which is now renewable annually through 2091 and has been renewed for 2019.
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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint, adding three additional poultry producers as defendants. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. The parties are currently engaged in discovery. We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Between December 8, 2017 and October 31, 2018, additional purported direct-purchaser entities individually brought fifteen separate suits against 17 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. The parties are currently engaged in discovery. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. It is possible additional individual actions may be filed.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities

Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. That appeal is now fully briefed, and the Court of Appeals heard oral argument on August 31, 2018. The Company is awaiting a ruling on the appeal. If the plaintiffs were to prevail in the action, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. That motion is pending. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the plaintiffs filed a third amended complaint. The third amended complaint alleges that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of October 31, 2018. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

Item 4.	Mine Safety Disclosures
Not Applicable
Item 4A. Executive Officers of the Registrant

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	71	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	67	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	61	Treasurer and Chief Financial Officer, Director	1993	(3)
Tim Rigney	54	Secretary and Chief Accounting Officer	2012	(4)
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
The number of stockholders of record as of December 13, 2018, was 2,932. The number of beneficial owners of our stock is greater than the number of holders of record, and the exact number is unknown.
The amount of future common stock dividends will depend on our earnings, financial condition, capital requirements, the effect a dividend would have on the Company's compliance with financial covenants and other factors, which will be considered by the Board of Directors on a quarterly basis.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Aug. 1 - Aug. 31, 2018	—	$—	—	2,000,000
Sep. 1 - Sep. 30, 2018	824,484	$101.37	824,484	1,176,615
Oct. 1 - Oct. 31, 2018	59,765	$98.39	59,765	1,176,615
Total	884,249	$101.17	884,249	1,176,615

1
The Company purchased 60,864 shares pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, which shares were withheld to satisfy tax withholding obligations. The remaining 823,385 shares purchased during the fourth quarter of fiscal 2018 were purchased in open market transactions under the Company's share repurchase program approved by the Board of Directors, described below.

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

3	Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.
Item 6.    Selected Financial Data

	Year Ended October 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Net sales	$3,236,004	$3,342,226	$2,816,057	$2,803,480	$2,774,845
Operating income	29,700	425,239	294,111	335,998	381,922
Net income	61,431	279,745	188,961	216,001	249,048
Basic earnings per share	2.70	12.30	8.37	9.52	10.80
Diluted earnings per share	2.70	12.30	8.37	9.52	10.80
Working capital	367,600	650,817	465,135	396,834	363,071
Total assets	1,659,440	1,733,243	1,422,700	1,246,752	1,111,252
Long-term debt, less current maturities	—	—	—	—	10,000
Stockholders’ equity	1,387,893	1,432,862	1,190,262	1,029,861	897,948
Cash dividends declared per share	$1.28	$2.04	$1.90	$1.38	$1.32

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

Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this annual report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “outlook,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management's beliefs about future growth plans, future earnings, production levels, capital expenditures, grain prices, global economic conditions, supply and demand factors and other industry conditions.
GENERAL
The Company’s poultry operations are fully, vertically-integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and independent of each other, and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 58.4% of the Company’s total production costs.
The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice-packed and shipped in bulk form. To reduce its exposure to market cycles that have historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. However, the Company cannot eliminate its exposure to fluctuations in commodity market prices for chicken since market prices for value-added products also exhibit cycles. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first salable as a finished product, such as cutting, deboning, deep chilling, packaging and labeling the product.
The Company’s prepared chicken product line includes approximately 125 institutional and consumer-packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Recent Developments
In the second quarter of fiscal 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and waste water facility with the capacity to process 1.25 million chickens per week, and the facility is currently operating at full capacity.
In the first quarter of fiscal 2017, the Company began initial operations at a new poultry processing complex in St. Pauls, North Carolina. The completed complex consists of a hatchery, processing plant and waste water treatment facility, with the capacity to process 1.25 million chickens per week, and an expansion of the Company's existing feed mill in Kinston, North Carolina. The facility is currently operating at full capacity. During fiscal 2018, the St. Pauls processing plant processed approximately 522.5 million pounds of dressed poultry meat, as compared to 249.0 million pounds during fiscal 2017.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility, with the capacity to process 1.3 million chickens per week. Construction began during the fourth quarter of fiscal 2017, and the Company expects to begin processing chickens at the new processing facility during February 2019. Before the complex can become operational, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory, complete construction and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.
EXECUTIVE OVERVIEW OF RESULTS — 2018
During fiscal 2018, the Company's volume increased compared to fiscal 2017, as our St. Pauls, North Carolina facility reached full capacity; however, our margins declined significantly during fiscal 2018, when compared to fiscal 2017, reflecting significantly lower average sales prices and higher average costs of goods sold. Driving our fiscal 2018 results were significantly lower market prices for products produced at our plants that process larger birds and sold primarily to food service customers. To a lesser extent, lower average market prices for products produced at our plants that process medium sized birds and primarily sold to retail grocery store customers and for products sold to export customers also contributed to the lower average selling prices. We believe our lower average selling prices domestically reflect to some extent pressures from lower wholesale prices for, and abundant supplies of, competing proteins, and we believe uncertainty regarding trade negotiations abroad has negatively affected export demand. Our higher average costs of goods sold reflect slightly higher feed costs per pound of chicken processed and an increase in other costs of goods sold, details of which are described in the "Results of Operations" section below.
The Company recorded a charge of $9.6 million, to reduce the value of live broiler inventories on hand at October 31, 2018 from cost to net realizable value, which negatively impacted fiscal 2018 earnings per share by approximately $0.32 per share. Results for the fourth quarter and fiscal year 2018 also reflect costs and inefficiencies resulting from two hurricanes that made landfall during the quarter that affected operations in North Carolina and Georgia.
While overall prices paid for feed grains were higher during fiscal 2018 as compared to fiscal 2017, feed formulation changes and improved broiler performance partially offset the higher prices. As a result, the average feed cost in broiler flocks processed was higher by 1.3%. The Company has priced its grain needs through December 2018. Had it priced its remaining fiscal 2019 needs at December 18, 2018 cash market prices, its costs of feed grains would be approximately $8.1 million lower during fiscal 2019 as compared to fiscal 2018.
RESULTS OF OPERATIONS — 2018
Net sales for fiscal 2018 were $3,236.0 million as compared to $3,342.2 million for fiscal 2017, a decrease of $106.2 million or 3.2%. Net sales of poultry products for fiscal 2018 and fiscal 2017 were $3,028.5 million and $3,171.3 million, respectively, a decrease of $142.8 million or 4.5%. The decrease in net sales of poultry products resulted from a 9.2% decrease in the average sales price of poultry products sold, partially offset by a 5.2% increase in the pounds of poultry products sold. During fiscal 2018, the Company sold 4,443.4 million pounds of poultry products, up from 4,223.4 million pounds during fiscal 2017. The additional pounds of poultry products sold primarily resulted from an 8.0% increase in the number of chickens sold, while average bird weights decreased 1.8%. During fiscal 2018, the Company's St. Pauls processing facility, which began initial operations during January 2017, processed approximately 61.6 million head, or 10.2% of the Company's total head processed during the period, and sold approximately 530.4 million pounds of poultry products, or 11.9% of the Company's total poultry pounds sold during the period. By comparison, the St. Pauls facility processed approximately 29.5 million head during fiscal 2017, or approximately 5.2% of the Company's total head processed during the period, and sold approximately 255.1 million pounds of poultry products during fiscal 2017, or approximately 6.0% of the Company's total poultry pounds sold during the period. Overall, market prices for poultry products decreased during fiscal 2018 as compared to fiscal 2017. Urner Barry average market prices for boneless breast, tenders, jumbo wings, bulk leg quarters and boneless thighs decreased during fiscal 2018 compared to fiscal 2017 by 16.7%, 11.3%, 25.2%, 5.5% and 5.8%, respectively. The Company's average selling prices for chicken products sold to retail grocery store customers decreased slightly during fiscal 2018, but continued to reflect good demand. Net sales of prepared chicken products during fiscal 2018 and 2017 were $207.5 million and $170.9 million, respectively, an increase of 21.4%, resulting from a 24.4% increase in the pounds of prepared chicken products sold, partially offset by a 2.4% decrease in the average sales price of prepared chicken products sold. During fiscal 2018, the Company sold 106.0 million pounds of prepared chicken products, up from 85.2 million pounds sold during fiscal 2017.
Cost of sales for fiscal 2018 was $2,974.7 million as compared to $2,700.7 million during fiscal 2017, an increase of $274.1 million, or 10.1%. Excluding poultry products sold to the Company's prepared chicken plant, cost of sales of poultry products sold during fiscal 2018 and fiscal 2017 were $2,784.7 million and $2,544.3 million, respectively, which represents a 4.0% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase resulted primarily from a $0.0179 per pound increase, or 5.0%, in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0032, or 1.3%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Fiscal Year 2018			Fiscal Year 2017			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$37,769		$0.4437	$15,378		$0.3397	$22,391	$0.1040
Feed in broilers processed	1,141,866		0.2544	1,061,793		0.2512	80,073	0.0032
All other cost of sales	1,682,657		0.3749	1,508,765		0.3570	173,892	0.0179
Less: Ending Inventory	30,973		0.3686	37,769		0.4437	(6,796)	(0.0751)
Total poultry cost of sales	$2,831,319	(1) (2)	$0.6318	$2,548,167	(1) (2)	$0.6090	$283,152	$0.0228
Pounds:
Beginning Inventory	85,120			45,272
Poultry processed	4,488,400	(2)		4,226,781	(2)
Poultry sold	4,481,459	(1) (2)		4,184,365	(1) (2)
Ending Inventory	84,020			85,120
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.

Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February 2017. Under the terms of the agreement, the Company purchased, processed and sold chickens grown by House of Raeford Farms through mid-December 2017. During fiscal 2018, the Company processed and sold approximately 14.2 million pounds as a result of this agreement, as compared to approximately 64.0 million pounds during fiscal 2017. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this table.
Other costs of sales of poultry products consist primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0179 per pound processed, or 5.0%, during fiscal 2018 as compared to fiscal 2017. During fiscal 2017, other costs of sales of poultry products include approximately $20.2 million of expenses related to the Company’s bonus award program, as compared to no such expenses during fiscal 2018. Excluding those bonus-related expenses, other costs of sales of poultry products increased by $0.0227 per pound processed, or 6.5%, during fiscal 2018 compared to fiscal 2017. This increase is primarily attributable to higher labor, contract grower pay, antimicrobial interventions, and freight costs, along with higher fixed costs across our operations. These higher costs were partially offset by efficiencies realized at the St. Pauls, North Carolina facilities, which were in the early stages of operation during fiscal 2017 and reached full capacity during April 2018. Excluding the St. Pauls facilities and bonus-related expenses, other costs of sales of poultry products would have increased by approximately $0.0347 per pound processed, or 10.0%.
During fiscal 2018, costs of sales of the Company’s prepared chicken products were $190.0 million as compared to $156.4 million during fiscal 2017, an increase of $33.6 million, or 21.5%, primarily attributable to a 24.4% increase in the pounds of prepared chicken products sold.
The Company recorded a charge of $9.6 million to reduce the value of live broiler inventories on hand at October 31, 2018 from cost to net realizable value. When market conditions are favorable, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required during fiscal 2017.
Selling, general and administrative ("SG&A") costs during fiscal 2018 were $222.0 million, an increase of $5.7 million compared to the $216.3 million of SG&A during fiscal 2017. The following table shows the components of SG&A costs for the twelve months ended October 31, 2018 and 2017.

Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2018	Twelve months ended October 31, 2017	Increase/(Decrease)
Start-up expense (Tyler, Texas complex)	$13,394	$403	$12,991
Legal services expense	17,573	7,879	9,694
All other SG&A	68,863	61,847	7,016
Administrative salary expense	42,288	36,193	6,095
Trainee expense	21,553	16,182	5,371
Charter aircraft expense	2,167	900	1,267
Depreciation expense - machinery and equipment	5,801	4,555	1,246
Stock compensation expense	15,702	16,952	(1,250)
Marketing expense	32,624	34,272	(1,648)
Start-up expense (St. Pauls, North Carolina complex)	—	4,022	(4,022)
Bonus award program expense	—	15,098	(15,098)
Employee Stock Ownership Plan ("ESOP") expense	2,000	18,000	(16,000)
Total SG&A	$221,965	$216,303	$5,662
Regarding the table above, the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increase in legal expenses is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 3. Legal Proceedings" of this Form 10-K. The increases in trainee expense and administrative salaries are primarily attributable to increases in personnel that coincide with the Company's current and future growth plans. The decrease in bonus expense, payouts of which are based on profitability, is the result of profitability not reaching the required levels for payout of that incentive. The decrease in ESOP expense, payouts of which are based on profitability, is attributable to the difference in the level of profitability between fiscal 2018 and 2017. The increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs.
The Company’s operating income during fiscal 2018 was $29.7 million as compared to an operating income during fiscal 2017 of $425.2 million. The decrease in operating income resulted primarily from lower average selling prices and higher average costs of goods sold, partially offset by a 5.6% increase in pounds sold.
Interest income during fiscal 2018 and fiscal 2017 was $2.9 million and $1.2 million, respectively. Interest expense during fiscal 2018 and fiscal 2017 was $2.1 million and $1.9 million, respectively.
The Company’s effective tax rate for fiscal 2018 was (101.0)% as compared to 34.1% for fiscal 2017. The Company’s effective tax rate differs from the statutory federal rate due to discrete items, state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As described in our financial statement footnote "Note 6 - Income Taxes," the revaluation of our deferred taxes using the tax rate enacted during our first quarter of fiscal 2018 resulted in a $37.5 million discrete income tax benefit recognized during the first quarter of fiscal 2018. There were no other material discrete items affecting the comparative periods, with the exception of routine discrete adjustments related to stock-based compensation. Excluding the effects of discrete items, the Company's effective tax rate for fiscal 2018 and 2017 would have been approximately 33.0% and 34.9%, respectively.
As of October 31, 2018, the Company's long-term deferred income tax liability was $62.8 million as compared to $91.9 million at October 31, 2017, a decrease of $29.1 million. The decrease is primarily attributable to the revaluation of our deferred taxes as described in our financial statement footnote "Note 6 - Income Taxes," partially offset by the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2018. United States generally accepted accounting principles ("U.S. GAAP") requires that deferred tax assets and liabilities be measured using the enacted tax rate expected to be in effect when the temporary differences from which the deferred taxes arose are expected to be settled. Prior to the enactment of the Tax Cuts and Jobs Act, our deferred taxes were measured using the enacted 35.0% federal income tax statutory rate. Following enactment, we remeasured our deferred taxes using a 23.3% blended federal income tax statutory rate for temporary differences that were expected to reverse in fiscal 2018 and a 21% federal income tax statutory rate for temporary differences that were expected to reverse after fiscal 2018.
The Company’s net income during fiscal 2018 was $61.4 million, or $2.70 per share, as compared to net income during fiscal 2017 of $279.7 million or $12.30 per share.
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

Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2017	Twelve months ended October 31, 2016	Increase/(Decrease)
Marketing expense	$34,272	$18,776	$15,496
Bonus award program expense	15,098	124	14,974
ESOP expense	18,000	12,300	5,700
Legal services expense	7,879	2,455	5,424
Trainee expense	16,182	11,955	4,227
Administrative salary expense	36,193	32,379	3,814
Donations	3,036	1,132	1,904
Stock compensation expense	16,952	15,449	1,503
Start-up expense (Tyler, Texas complex)	403	—	403
Start-up expense (St. Pauls, North Carolina complex)	4,022	8,445	(4,423)
All other SG&A	64,266	56,875	7,391
Total SG&A	$216,303	$159,890	$56,413
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
Interest expense during fiscal 2017 and fiscal 2016 was $1.9 million and $1.7 million, respectively. Although the Company had no outstanding debt during fiscal 2017, interest expense increased as compared to fiscal 2016. All of the $1.9 million expensed during fiscal 2017 was from commitment fees on the Company's revolving line of credit, which are not eligible to be capitalized, and during fiscal 2016, the Company was able to capitalize $0.3 million of interest expense related to new construction.
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
As of October 31, 2017, the Company's long-term deferred income tax liability was $91.9 million as compared to $75.7 million at October 31, 2016, an increase of $16.2 million. The increase is primarily attributable to the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2017. The value of assets placed in service during fiscal 2017 was significant due to the start-up of the Company's St. Pauls, North Carolina facilities.
The Company’s net income during fiscal 2017 was $279.7 million, or $12.30 per share, as compared to net income during fiscal 2016 of $189.0 million or $8.37 per share.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2018, was $367.6 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.8 to 1. The Company’s working capital and current ratio at October 31, 2017, were $650.8 million and 4.3 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity available during fiscal 2018 included cash on hand, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. As of October 31, 2018 the Company had no outstanding draws under the facility. As of December 18, 2018, the Company had borrowed $30.0 million under the facility and had approximately $25.3 million outstanding in letters of credit, leaving $844.7 million available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, and Exhibit 10.1 of our Quarterly Report on Form 10-Q filed August 23, 2018, which are incorporated herein by reference.
The Company’s cash position at October 31, 2018 and October 31, 2017, consisted of $121.2 million and $419.3 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at October 31, 2018 and October 31, 2017, was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during fiscal 2018 and fiscal 2017 were $131.4 million and $409.0 million, respectively. The change in cash flows from operating activities resulted from offsetting circumstances. During fiscal 2018, the Company's selling prices per pound were 8.3% lower as compared to fiscal 2017. The effect of the lower selling prices was partially offset by a decrease in cash paid for income taxes of approximately $99.9 million, net of refunds received.
Cash flows provided by operating activities during fiscal 2017 and fiscal 2016 were $409.0 million and $296.8 million, respectively. The change in cash flows from operating activities resulted from offsetting circumstances. During fiscal 2017, the Company sold 12.7% more pounds while experiencing 5.3% higher average selling prices per pound as compared to fiscal 2016. The effect of the increase in pounds sold and higher average selling prices was partially offset by an increase in cash paid for income taxes of approximately $102.2 million, net of refunds received, in addition to cash needed to fund increases in inventories during fiscal 2017, as the Company's Palestine, Texas complex reached full capacity and the Company's St. Pauls, North Carolina complex moved toward full capacity.
Cash flows used in investing activities during fiscal 2018, 2017 and 2016, were $306.7 million, $165.9 million and $200.4 million, respectively. The Company’s capital expenditures during fiscal 2018 of $308.9 million included approximately $156.5 million related to construction at the Tyler, Texas complex, approximately $29.3 million related to progress or final payments made under purchase agreements for delivery or future delivery of new aircraft as described below, approximately $22.1 million on large-scale equipment upgrades and corresponding building upgrades at multiple complexes further described below and approximately $4.7 million for expansion of the Company's prepared chicken facility in Flowood, Mississippi. The Company’s capital expenditures during fiscal 2017 were $166.8 million and included approximately $29.0 million related to progress payments made under the aircraft purchase agreements, approximately $26.3 million related to construction at the St. Pauls, North Carolina complex, approximately $12.4 million related to construction at the Tyler, Texas complex and approximately $9.4 million for expansion of the prepared chicken facility in Flowood, Mississippi. The Company's capital expenditures during fiscal 2016 were $200.9 million and included approximately $122.4 million for construction at St. Pauls, North Carolina complex and approximately $5.7 million for construction of a new office building on the site of the Company's headquarters in Laurel, Mississippi. Excluding expenditures related to construction, new aircraft and the equipment and building upgrades during fiscal 2018, 2017 and 2016, the Company’s capital expenditures for those years were $96.3 million, $89.7 million and $72.8 million, respectively.
Cash flows used in financing activities during fiscal 2018, 2017 and 2016 were $122.8 million, $57.9 million and $58.9 million, respectively. During fiscal 2018, the Company repurchased and canceled 823,385 shares of its common stock in open-market transactions at an average price of $101.37 per share and purchased shares valued at $11.7 million pursuant to the Company's Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations. Additionally, the Company paid approximately $29.0 million in dividends to its shareholders. During fiscal 2017, the Company purchased shares valued at $10.0 million pursuant to the Company's Stock Incentive Plan, as amended and restated on February 11, 2016, as described above. Additionally, the Company paid approximately $46.4 million in dividends to its shareholders, of which approximately $22.7 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2017. During fiscal 2016, the Company purchased shares valued at $7.3 million pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, as described above. Additionally, the Company made the last of five $10.0 million annual installments on the $50.0 million Farm Credit Services term loan and paid approximately $42.9 million in dividends to its shareholders, of which approximately $22.6 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2016.

As of December 13, 2018, the Company’s fiscal 2019 capital budget, excluding operating leases, is approximately $217.6 million. The Company expects the 2019 capital budget to be funded by cash on hand, internally generated working capital, cash flows from operations and, as needed, borrowings under the Company’s revolving credit facility. The Company had $844.7 million available under the revolving line of credit as of December 18, 2018. The fiscal 2019 capital budget includes approximately $39.0 million for construction of the Company’s new Tyler, Texas complex, approximately $70.5 million combined for multiple large-scale equipment upgrades and corresponding building upgrades at multiple complexes further described below and approximately $7.9 million for payments due under purchase agreements for delivery of new aircraft as described below. Excluding the budgeted amounts for the projects detailed above, the fiscal 2019 capital budget is approximately $100.4 million. These amounts are estimates and are subject to change as we move through fiscal 2019.
The Company is a party to two separate purchase agreements for two new aircraft to be delivered at different dates during fiscal 2019. The new aircraft will replace aircraft previously owned by the Company that have been retired and removed from service in the ordinary course of business. The agreements require that the Company make periodic progress payments, with final payment due upon delivery of each aircraft. Under a separate purchase agreement akin to the two that remain open, the Company took delivery of a new aircraft during the second quarter of fiscal 2018 and accordingly made final payment on that aircraft. As of October 31, 2018, the Company has made payments totaling $58.3 million under the three agreements, and expects to make payments of approximately $7.9 million during fiscal 2019.
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
The Company regularly evaluates both internal and external growth opportunities, including acquisition opportunities and the possible construction of new assets, and conducts due diligence activities in connection with such opportunities. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation.
Revolving Credit Facility
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal year 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 was $125.0 million, including $20.0 million carried over from fiscal 2017, and the normal limitation for fiscal 2019 is $130.0 million, including $20.0 million carried over from fiscal 2018.
The credit facility also permits capital expenditures up to $250.0 million on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the normal capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.

Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2018, was $1,031.1 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of October 31, 2018, the Company had no outstanding draws under the facility. As of December 18, 2018, the Company had borrowed $30.0 million under the facility and had approximately $25.3 million outstanding in letters of credit, leaving $844.7 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, and Exhibit 10.1 of our Quarterly Report on Form 10-Q filed August 23, 2018, which are incorporated herein by reference.
Contractual Obligations
Obligations under non-cancelable operating leases; purchase obligations relating to feed grains, other feed ingredients and packaging supplies; construction contracts and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2018, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$35,063	$12,187	$17,027	$5,849	$—
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	112,923	108,655	4,268
Construction contracts and other	60,788	60,788	—	—	—
Aircraft purchase agreements	7,869	7,869	—	—	—
Claims payable	18,420	9,020	9,400	—	—
Total	$235,063	$198,519	$30,695	$5,849	$—
Off-balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements material to our financial position or results of operations as of October 31, 2018.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, and the differences could be material.
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
Inventories

Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (average method) or net realizable value. When market prices for poultry are low and feed grains are high, the Company may be required to write down the carrying values of processed poultry and live inventories to net realizable value, which would increase the Company’s cost of sales.
Live poultry inventories of broilers are stated at the lower of cost or net realizable value and breeders at cost less accumulated amortization. The cost associated with broiler inventories, consisting principally of chicks, feed, medicine and payments to the growers who raise the chicks for us, are accumulated during the growing period. The cost associated with breeder inventories, consisting principally of breeder chicks, feed, medicine and grower payments are accumulated during the growing period. Capitalized breeder costs are then amortized over nine months using the straight-line method. Mortality of broilers and breeders is charged to cost of sales as incurred. If market prices for chicks, feed or medicine or if grower payments increase (or decrease) during the period, the Company could have an increase (or decrease) in the market value of its inventory as well as an increase (or decrease) in cost of sales. Should the Company decide that the nine month amortization period used to amortize the breeder costs is no longer appropriate as a result of operational changes, a shorter (or longer) amortization period could increase (or decrease) the cost of sales recorded in future periods. High mortality from disease or extreme temperatures would result in abnormal charges to cost of sales to write-down live poultry inventories.
The Company recorded a charge of $9.6 million to reduce the value of live broiler inventories on hand at October 31, 2018 from cost to net realizable value. When market conditions are favorable, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The Company’s live broiler inventories were recorded at cost at October 31, 2017, because the estimated net realizable value for all broiler flocks in inventory was higher than the estimated cost to complete those live broiler inventories. Breeders are generally not subject to lower of cost or net realizable value reserves due to their longer production lives.
Long-Lived Assets
Depreciable long-lived assets are primarily comprised of buildings and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives, which are 15 to 39 years for buildings and 3 to 12 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense.
The Company continually evaluates the carrying value of its long-lived assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. If indicators exist, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the long-lived asset to the estimated fair value of the asset. If the Company’s assumptions with respect to the future expected cash flows associated with the use of long-lived assets currently recorded change, then the Company’s determination that no impairment charges are necessary may change and result in the Company recording an impairment charge in a future period.
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
Performance Share Plans
The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in each outstanding agreement relate to the Company’s average return on equity and average return on sales over a two year performance period. There is an additional one-year service-based vesting period during which the holder must be employed by the Company to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the total three year vesting period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the awards. The accounting for these awards requires the Company to accrue over the three year vesting period the estimated amounts that will be earned with adjustments made during the service period using the cumulative catch up method. With respect to the fiscal 2016 awards, which vested and were issued effective October 31, 2018, the Company expensed a total of approximately $10.1 million, of which $6.8 million was recorded during fiscal 2017 and $3.3 million was recorded during fiscal 2018. With respect to the fiscal 2017 awards, the Company has accrued $5.2 million as of October 31, 2018, based on the Company’s determination that achievement of the applicable performance based criteria for those agreements is probable at a level between the target and maximum levels. Because of the volatility of the factors previously discussed, as of October 31, 2018, the Company was unable to determine that it was probable that awards from outstanding agreements entered into during fiscal 2018 would be earned, and therefore has not accrued any amount for those awards. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2016 and November 1, 2017 would be earned, an additional $2.8 million and $5.2 million, respectively, would have been accrued as of October 31, 2018.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. Companies have the option to adopt retrospectively or modified retrospectively with a cumulative effect adjustment. The Company will adopt this standard as of November 1, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. The Company has completed its evaluation of the impact this guidance will have on our consolidated financial statements, and we do not expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements, which will require the disaggregation of our revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2018, the Company purchased approximately 115.7 million bushels of corn and approximately 1,079,324 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $115.7 million in fiscal 2018. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $10.8 million.
Although changes in the market price paid for feed grains impact cash outlays at the time the Company purchases the grain, such changes do not immediately impact cost of sales. The cost of feed grains is recognized in cost of sales at the same time that the sales of the chickens that consume the feed grains are recognized. Thus, there is a lag between the time cash is paid for feed ingredients and the time the cost of such feed ingredients is reported in cost of goods sold. For example, corn delivered to a feed mill and paid for one week might be used to manufacture feed the following week. However, the chickens that eat that feed might not be processed and sold for another 48-65 days, and only at that time will the costs of the feed consumed by the chicken become included in cost of goods sold.
During fiscal 2018, the Company’s average feed cost per pound of broilers processed totaled $0.2544 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0258, based on the quantity of grain used during fiscal 2018. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during fiscal 2018.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2018:

Feed Ingredient	Quantity Purchased during Fiscal 2018	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	115.7 million bushels	$1.00 per bushel	$115.7 million	$0.0258/lb processed
Soybean meal	1,079,324 tons	$10.00 per ton	$10.8 million	$0.0024/lb processed
Typically, the Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and the Company maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At October 31, 2018, the Company had no outstanding debt on its balance sheet.

The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sanderson Farms, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries (the Company) as of October 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 1986.
New Orleans, Louisiana
December 20, 2018

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2018	2017
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$121,193	$419,285
Accounts receivable, less allowance of $3,260 in 2018 and 2017	121,932	138,868
Receivable from insurance companies	7,094	—
Inventories	240,056	252,765
Refundable income taxes	32,974	—
Prepaid expenses	43,240	38,620
Total current assets	566,489	849,538
Property, plant and equipment:
Land and buildings	716,754	685,811
Machinery and equipment	1,017,368	906,084
Construction-in-process	227,375	65,189
	1,961,497	1,657,084
Accumulated depreciation	(873,909)	(780,276)
	1,087,588	876,808
Other assets	5,363	6,897
Total assets	$1,659,440	$1,733,243
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,936	$90,904
Accrued expenses	69,953	101,168
Accrued income taxes	—	6,649
Total current liabilities	198,889	198,721
Claims payable and other liabilities	9,865	9,762
Deferred income taxes	62,793	91,898
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued - Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares- 22,099,780 in 2018 and 22,802,690 in 2017	22,100	22,803
Paid-in capital	81,269	134,999
Retained earnings	1,284,524	1,275,060
Total stockholders’ equity	1,387,893	1,432,862
Total liabilities and stockholders’ equity	$1,659,440	$1,733,243
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2018	2017	2016
	(In thousands, except per share data)
Net sales	$3,236,004	$3,342,226	$2,816,057
Cost and expenses:
Cost of sales	2,974,739	2,700,684	2,362,056
Live inventory adjustment	9,600	—	—
Selling, general and administrative	221,965	216,303	159,890
	3,206,304	2,916,987	2,521,946
Operating income	29,700	425,239	294,111
Other income (expense):
Interest income	2,911	1,167	244
Interest expense	(2,066)	(1,886)	(1,708)
Other	12	10	30
	857	(709)	(1,434)
Income before income taxes	30,557	424,530	292,677
Income tax expense (benefit)	(30,874)	144,785	103,716
Net income	$61,431	$279,745	$188,961
Earnings per share:
Basic	$2.70	$12.30	$8.37
Diluted	$2.70	$12.30	$8.37
Dividends per share	$1.28	$2.04	$1.90
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance at October 31, 2015	22,520,875	$22,521	$111,687	$895,653	$1,029,861
Net income for year	—	—	—	188,961	188,961
Cash dividends ($1.90 per share)	—	—	—	(42,900)	(42,900)
Issuance of stock under stock compensation plans	172,350	172	669	—	841
Amortization of unearned compensation	—	—	13,499	—	13,499
Balance at October 31, 2016	22,693,225	22,693	125,855	1,041,714	1,190,262
Net income for year	—	—	—	279,745	279,745
Cash dividends ($2.04 per share)	—	—	—	(46,399)	(46,399)
Issuance of stock under stock compensation plans	109,465	110	(5,733)	—	(5,623)
Amortization of unearned compensation	—	—	14,877	—	14,877
Balance at October 31, 2017	22,802,690	22,803	134,999	1,275,060	1,432,862
Net income for year	—	—	—	61,431	61,431
Cash dividends ($1.28 per share)	—	—	—	(28,966)	(28,966)
Purchase of common stock	(823,385)	(823)	(59,639)	(23,001)	(83,463)
Issuance of stock under stock compensation plans	120,475	120	(8,862)	—	(8,742)
Amortization of unearned compensation	—	—	14,771	—	14,771
Balance at October 31, 2018	22,099,780	$22,100	$81,269	$1,284,524	$1,387,893
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
	2018	2017	2016
	(In thousands)
Operating activities
Net income	$61,431	$279,745	$188,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,896	100,337	84,583
Amortization of share-based compensation	16,371	17,376	15,813
Live inventory adjustment	9,600	—	—
Provision for losses on accounts receivable	—	610	150
Deferred income taxes	(29,105)	16,150	28,223
Change in assets and liabilities:
Accounts receivable - trade	16,936	(15,130)	(11,574)
Accounts receivable - insurance	(7,094)	—	—
Inventories	3,109	(32,459)	(21,553)
Income taxes	(39,623)	(9,341)	37,821
Prepaid expenses and other assets	(4,132)	(4,279)	(1,263)
Accounts payable	24,077	12,013	5,109
Accrued expenses, claims payable and other liabilities	(31,053)	43,931	(29,511)
Total adjustments	69,982	129,208	107,798
Net cash provided by operating activities	131,413	408,953	296,759
Investing activities
Capital expenditures	(308,875)	(166,768)	(200,882)
Net proceeds from sale of property and equipment	2,201	853	478
Net cash used in investing activities	(306,674)	(165,915)	(200,404)
Financing activities
Principal payments on long-term debt	—	—	(10,000)
Payments for debt issuance costs	—	(2,416)	—
Dividends paid	(28,966)	(46,399)	(42,900)
Repurchase of common stock	(83,463)	—	—
Proceeds from issuance of restricted stock under stock compensation plans	1,320	983	1,279
Payments from issuance of common stock under stock compensation plans	(11,722)	(10,032)	(7,282)
Net cash used in financing activities	(122,831)	(57,864)	(58,903)
Net change in cash and cash equivalents	(298,092)	185,174	37,452
Cash and cash equivalents at beginning of year	419,285	234,111	196,659
Cash and cash equivalents at end of year	$121,193	$419,285	$234,111
Supplemental disclosure of cash flow information:
Income taxes paid	$40,090	$139,990	$72,213
Interest paid, net	$2,054	$1,867	$1,709
Non-cash investing activities:
Capital expenditures included in accounts payable	$(13,955)	$(6,117)	$(4,849)
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
The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. Two customers accounted for more than 10% of consolidated sales for the year ended October 31, 2018. Sales to those customers accounted for 14.3% and 10.5%, respectively, of the Company's net sales during fiscal 2018. One customer accounted for more than 10% of consolidated sales for each of the years ended October 31, 2017 and 2016. Sales to that customer accounted for 17.0% and 17.5% of the Company’s net sales during fiscal 2017 and 2016, respectively. Shipping and handling costs are included as a component of cost of sales.
Generally, revenue is recognized in connection with a transaction when the Company has agreed to sell, and our customer has agreed to purchase, a specific quantity of product, when delivery has occurred, when the price to the buyer has been fixed, and when collectability is reasonably assured. For most customers, this occurs when the product is delivered. Revenue on certain international sales is recognized upon transfer of title, which may occur at varying times between shipment and delivery. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, cooperative advertising allowances, product terms and other items.

RECONCILIATION OF GROSS SALES TO NET SALES DOLLARS (in millions)

Product Category	Description	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Fresh Ice-Packed Chicken	Gross Sales	$540.9	$585.0	$438.5
	Commissions	(4.1)	(4.3)	(4.2)
	Sales and Customer Allowances	(10.9)	(15.6)	(14.1)
	Other (1)	(22.3)	(18.0)	(13.5)
	Net Sales	503.6	547.1	406.7
Chill-Pack Chicken	Gross Sales	1,179.1	1,061.1	999.9
	Commissions	(5.0)	(4.6)	(4.4)
	Sales and Customer Allowances	(6.7)	(5.6)	(5.7)
	Other (1)	(9.1)	(6.2)	(5.6)
	Net Sales	1,158.3	1,044.7	984.2
Frozen Chicken	Gross Sales	212.2	224.5	144.0
	Commissions	—	—	—
	Sales and Customer Allowances	—	—	—
	Other (1)	(0.7)	(0.6)	(0.5)
	Net Sales	211.5	223.9	143.5
Fresh Vacuum-Sealed Chicken	Gross Sales	1,157.5	1,359.8	1,085.7
	Commissions	(1.2)	(1.5)	(1.9)
	Sales and Customer Allowances	(5.6)	(9.9)	(9.4)
	Other (1)	(11.4)	(9.3)	(7.5)
	Net Sales	1,139.3	1,339.1	1,066.9
Minimally Prepared Chicken	Gross Sales	209.8	172.4	186.0
	Commissions	(0.7)	(0.8)	(0.4)
	Sales and Customer Allowances	(1.0)	(0.4)	(0.2)
	Other (1)	(0.5)	(0.4)	(0.3)
	Net Sales	207.6	170.8	185.1
Mechanically Deboned Chicken	Gross Sales	15.7	16.6	29.7
	Commissions	—	—	—
	Sales and Customer Allowances	—	—	—
	Other (1)	—	—	—
	Net Sales	15.7	16.6	29.7
Totals	Gross Sales	3,315.2	3,419.4	2,883.8
	Commissions	(11.0)	(11.2)	(10.9)
	Sales and Customer Allowances	(24.2)	(31.5)	(29.4)
	Other (1)	(44.0)	(34.5)	(27.4)
	Net Sales	$3,236.0	$3,342.2	$2,816.1

(1)	Other deductions include short weights, miscellaneous deductions, credit memos, rebates and other items.
Sales of offal are considered by-products; accordingly, these amounts reduce cost of sales and totaled $34.4 million, $32.6 million and $27.8 million in fiscal 2018, 2017 and 2016, respectively.
The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets for fiscal 2018 were primarily Mexico, Cuba, Central Asia and the Middle East, and for fiscal 2017 and 2016 were primarily Mexico, Central Asia and the Middle East. These export sales for fiscal years 2018, 2017 and 2016 totaled approximately $215.8 million, $268.5 million and $213.5 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
Allowance for Doubtful Accounts: In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and records provisions for probable doubtful accounts based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount and the allowance for doubtful accounts and related bad debt expense would increase by the same amount.
Inventories: Processed and prepared inventories and inventories of feed, eggs, medication and packaging supplies are stated at the lower of cost (average method) or net realizable value.
Live poultry inventories of broilers are stated at the lower of cost or net realizable value, and breeders at cost less accumulated amortization. The costs associated with breeders, including breeder chicks, feed, medicine and grower pay, are accumulated up to the production stage and amortized over nine months using the straight-line method.
When the projected cost to complete, process and sell broilers in live inventory exceeds the expected net realizable value for the finished product, the Company reduces the value of live inventories from cost to net realizable value.
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
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $38.9 million, $40.7 million and $25.1 million for fiscal 2018, 2017 and 2016, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.
Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.

The Company is periodically audited by taxing authorities and considers any adjustments, interest, and penalties incurred as a result of the audits in computing and reporting income tax expense. Any audit adjustments could have a material impact on the Company’s effective tax rate. Tax periods for fiscal years 2015 through 2018 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.
Share-Based Compensation: The Company accounts for all share-based payments to employees, including grants of restricted stock and performance-based shares, in the income statement based on their fair values. For performance-based shares, the Company recognizes expense when management determines the performance criteria are probable of being met. The Company recognizes forfeitures of share-based payments during the period in which the forfeitures occur.
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
At October 31, 2018 and October 31, 2017, the fair value of the Company's cash and cash equivalents approximated their carrying value due to the short maturity of these financial instruments and were categorized as a Level 2 measurement. Inputs used to measure fair value were primarily recent trading prices and prevailing market interest rates.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016. Companies have the option to adopt retrospectively or modified retrospectively with a cumulative effect adjustment. The Company will adopt this standard as of November 1, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. The Company has completed its evaluation of the impact this guidance will have on our consolidated financial statements, and we do not expect adoption to have a material effect on our consolidated financial statements, other than additional disclosure requirements, which will require the disaggregation of our revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
2. Inventories
Inventories consisted of the following:

	October 31,
	2018	2017
	(In thousands)
Live poultry-broilers (net of reserve) and breeders	$150,980	$161,575
Feed, eggs and other	37,965	35,361
Processed poultry	30,973	37,769
Prepared chicken	13,591	12,207
Packaging materials	6,547	5,853
	$240,056	$252,765
The Company recorded a charge of $9.6 million to reduce the value of live broiler inventories on hand at October 31, 2018 from cost to net realizable value, accounting for the majority of the decrease in live inventories. When market conditions are favorable, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at October 31, 2017.
Processed poultry inventory on hand is valued at the lower of its cost or net realizable value. The $6.8 million decrease in processed poultry inventories is largely attributable to a decrease in the value per pound of the Company's finished products in inventory at October 31, 2018, as compared to October 31, 2017.

3. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31,
	2018	2017
	(In thousands)
Parts and supplies	$28,287	$25,293
Prepaid insurance	8,232	6,691
Other prepaid expenses	6,721	6,636
	$43,240	$38,620
4. Accrued expenses
Accrued expenses consisted of the following:

	October 31,
	2018	2017
	(In thousands)
Accrued bonuses	$—	$36,028
Workers’ compensation claims	9,020	8,351
Accrued wages	14,142	11,574
Accrued rebates	7,828	6,753
Accrued vacation	8,554	8,223
Accrued property taxes	9,453	9,318
Accrued payroll taxes	9,034	11,383
Other accrued expenses	11,922	9,538
	$69,953	$101,168
5. Long-Term debt obligations
The Company had no long-term debt obligations at October 31, 2018 or October 31, 2017. The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017, and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $105.0 million, $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2018 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal year 2017 to be carried over to the next fiscal year. The normal capital expenditure limitation for fiscal 2018 was $125.0 million, including $20.0 million carried over from fiscal 2017, and the normal limitation for fiscal 2019 is $130.0 million, including $20.0 million carried over from fiscal 2018.
The credit facility also permits capital expenditures up to $250.0 million on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the normal capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at

October 31, 2018, was $1,031.1 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of October 31, 2018, the Company had no outstanding draws under the facility. As of December 18, 2018, the Company had borrowed $30.0 million under the facility and had approximately $25.3 million outstanding in letters of credit, leaving $844.7 million of borrowing capacity available under the facility.
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
6. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. Changes as a result of the TCJA that either affected the Company during fiscal 2018 or will affect future periods include, but are not limited to, a reduction of the corporate income tax rate from 35.0% to 21.0%, bonus depreciation provisions that allow entities to fully expense qualified property during the year of purchase, the elimination of the domestic production activities deduction beginning in our fiscal 2019, the allowance of a deduction for foreign-derived intangible income, changes to Internal Revenue Code ("IRC") Section 162 regarding the deductibility of excessive employee remuneration for certain employees, and the elimination of net operating loss ("NOL") carryback provisions. Section 15 of the IRC stipulates that our fiscal 2018 is subject to a blended statutory tax rate of 23.3%, which is based on a calculation of the number of days during fiscal 2018 that were subject to a 35.0% statutory rate and the number of days during fiscal 2018 that were subject to a 21.0% statutory rate.
Our financial statements for fiscal 2018 were materially affected by the changes enacted by the TCJA. U.S. GAAP requires that the effects from changes in tax laws be recognized in the period in which the new law is enacted, which for the TCJA was our first quarter of fiscal 2018. Since the TCJA was enacted on December 22, 2017, which is during our first fiscal quarter, we were required to remeasure our deferred tax assets and liabilities using the enacted tax rate expected to apply when the temporary differences from which the deferred taxes arose were expected to be settled. We analyzed our deferred tax balances during our first fiscal quarter to estimate whether they would reverse during fiscal 2018 or at some point beyond fiscal 2018. Those expected to reverse during fiscal 2018 were remeasured using a 23.3% blended federal statutory rate, and those expected to reverse beyond fiscal 2018 were remeasured using a 21.0% federal statutory rate. This revaluation of our deferred taxes resulted in a $37.5 million discrete income tax benefit and a corresponding reduction to net deferred tax liabilities during the first quarter of fiscal 2018.
Our effective tax rates for fiscal 2018, 2017 and 2016 were (101.0)%, 34.1% and 35.4%, respectively. During the periods presented, income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2018	2017	2016
	(In thousands)
Current expense (benefit):
Federal	$(600)	$117,611	$67,880
State	(1,169)	11,024	7,613
	(1,769)	128,635	75,493
Deferred expense (benefit):
Federal	(28,845)	15,452	27,983
State	2,146	1,804	1,194
Change in valuation allowance	(2,406)	(1,106)	(954)
	(29,105)	16,150	28,223
	$(30,874)	$144,785	$103,716

Significant components of the Company’s deferred tax assets and liabilities are outlined below.

	October 31,
	2018	2017
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$88,351	$116,431
Prepaid and other assets	1,751	2,154
Total deferred tax liabilities	90,102	118,585
Deferred tax assets:
Accrued expenses and accounts receivable	7,814	11,941
Inventory	2,862	348
Compensation on restricted stock	8,280	13,606
State income tax credits	12,235	14,050
Other	654	165
Valuation allowance	(11,017)	(13,423)
Net operating loss	6,481	—
Total deferred tax assets	27,309	26,687
Net deferred tax liabilities	$62,793	$91,898
The decrease in the Company's deferred tax liability is primarily attributable to the revaluation of our deferred taxes as described above, partially offset by the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2018.
Included in the deferred tax assets at October 31, 2018, is a federal NOL of $30.1 million, which is no longer subject to the 20-year expiration period that was effective prior to the TCJA and can no longer be carried back to prior tax years as was allowed prior to the TCJA. Also included in the deferred tax assets are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $9.1 million, as well as Georgia Job Tax Credits totaling $2.5 million. The North Carolina Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area, the North Carolina Creating Jobs Credit provides a tax credit for increased employment in North Carolina, and the Georgia Job Tax Credit provides a tax credit for creation and retention of qualifying jobs in Georgia. It is management’s opinion that the majority of the North Carolina and Georgia income tax credits will not be utilized before they expire, and an $11.0 million valuation allowance has been recorded as of October 31, 2018. The North Carolina credits began to expire during fiscal 2018, and as a result, we have reduced our deferred tax asset for state tax credits and the corresponding valuation allowance by $5.3 million. The remaining credits expire between fiscal years 2019 and 2023.
At the end of each reporting period, the Company evaluates all available information at that time to determine if it is more likely than not that some or all of these credits will be utilized. As of October 31, 2018, 2017, and 2016, the Company determined that a total of $731,000, $627,000, and $700,000, respectively, would be recovered. Accordingly, those amounts were released from the valuation allowance and benefited deferred tax expense in the respective periods.

The differences between the consolidated effective income tax rate and the federal statutory rate effective during the applicable year presented are as follows:

	Years Ended October 31,
	2018	2017	2016
	(In thousands)
Income taxes at statutory rate	$7,132	$148,585	$102,437
Discrete benefit resulting from TCJA	(37,505)	—	—
State income taxes	1,014	9,038	7,007
State income tax credits	4,493	(606)	(948)
Federal income tax credits	(460)	(390)	(390)
Federal manufacturers deduction	—	(11,527)	(8,425)
Excess tax benefits	(1,638)	(3,345)	—
Nondeductible expenses	1,890	3,506	2,482
Other, net	(503)	630	2,507
Change in valuation allowance	(5,297)	(1,106)	(954)
Income tax expense (benefit)	$(30,874)	$144,785	$103,716
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
The following table presents earnings per share (in thousands).

	For the years ended
	October 31, 2018	October 31, 2017	October 31, 2016
Net income	$61,431	$279,745	$188,961
Distributed and undistributed (earnings) to unvested restricted stock	(878)	(4,285)	(2,930)
Distributed and undistributed earnings to common shareholders — Basic	60,553	275,460	186,031
Weighted average shares outstanding — Basic	22,429	22,393	22,225
Weighted average shares outstanding — Diluted	22,429	22,393	22,225
Earnings per common share — Basic	$2.70	$12.30	$8.37
Earnings per common share — Diluted	$2.70	$12.30	$8.37
8. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made in cash at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $2.0 million, $18.0 million, and $12.3 million in fiscal 2018, 2017, and 2016, respectively. Contributions to the ESOP vary in amount, as the contributions are based on profitability.
The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $10.1 million in fiscal 2018; $8.5 million in fiscal 2017; and $7.4 million in fiscal 2016.
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
Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2018, 2017 and 2016, vests three to four years from the date of grant. The vesting schedule is accelerated upon death, disability, the participant’s termination of employment after reaching retirement eligibility, by reason of retirement, or upon a change in control, as defined in the Plan. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $7.5 million, $7.4 million and $6.5 million during fiscal 2018, 2017 and 2016, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2015	314,300	$62.16
Granted during fiscal 2016	101,935	$71.58
Vested during 2016	(119,407)	$54.09
Forfeited during 2016	(3,018)	$67.82
Outstanding at October 31, 2016	293,810	$68.65
Granted during fiscal 2017	83,587	$91.71
Vested during 2017	(69,294)	$55.50
Forfeited during 2017	(6,874)	$78.22
Outstanding at October 31, 2017	301,229	$77.86
Granted during fiscal 2018	65,250	$145.33
Vested during 2018	(84,696)	$68.82
Forfeited during 2018	(2,352)	$108.31
Outstanding at October 31, 2018	279,431	$96.10
The Company had $10.8 million in unrecognized share-based compensation costs related to the 279,431 unvested shares as of October 31, 2018, that will be recognized over a weighted average period of 2 years.
Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee terminates employment after attaining eligibility for retirement, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2018, 2017 and 2016, the participants purchased a total of 10,697; 9,605; and 15,075 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of$123.45, $112.84, and $84.71, per share, respectively, and the Company issued 2,565; 2,290; and 3,650 matching shares, valued at an average price of $123.45, $112.84, and $84.71 per share, respectively. During fiscal 2018, 2017 and 2016, the participants vested in a total of 17,040; 17,034; and 16,746 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of $80.38, $80.62, and $57.41, per share, respectively. During fiscal 2018, 2017 and 2016, the participants forfeited a total of 259; 1,461; and 484 shares of restricted stock pursuant to the Purchase Plan, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $289,000, $392,000 and $313,000 in fiscal 2018, 2017 and 2016, respectively.
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
The target number of shares specified in the performance share agreements entered into on November 1, 2017 totaled 53,850. As of October 31, 2018, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2016. During fiscal 2018, the Company determined based on combined results of fiscal 2017 and 2018, that achievement of the applicable performance based criteria for the November 1, 2016 agreements is probable at a level between the target and maximum performance measures. Accordingly, because the accrual is made using the cumulative catch-up method, fiscal 2018 includes compensation expense of $5.2 million, as compared to no compensation expense recorded during fiscal 2017 related to the agreements entered into on November 1, 2016. As of October 31, 2018, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2016 totaled 85,773 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining twelve months of the service period ending October 31, 2019. The Company will recognize the remaining $2.6 million of unearned compensation related to these shares over the remaining service period.
The Compensation Committee of the Company's Board of Directors has determined that the performance shares granted November 1, 2015, have been earned at a level between the target and maximum performance measures. Accordingly, fiscal 2018 includes compensation expense of $3.3 million, related to those agreements, as compared to $6.8 million during fiscal 2017. Because management's initial determination of probability was made during fiscal 2017, and because the accrual is made using the cumulative catch up method, the compensation expense recorded during fiscal 2017 related to the agreements entered into on November 1, 2015, was greater than that recorded during fiscal 2018. A total of 145,197 shares from the agreements entered into on November 1, 2015 vested and were issued on October 31, 2018.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2016 and November 1, 2017 would be earned, an additional $2.8 million and $5.2 million, respectively, would have been accrued as of October 31, 2018.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	Number of shares issued (actual (a) or estimated (e))		For the years ended
Date of Performance Share Agreement			October 31, 2018	October 31, 2017	October 31, 2016
November 1, 2013	146,169	(a)	$—	$—	$3,165
November 1, 2014	102,193	(a)	—	2,787	5,876
November 1, 2015	145,197	(a)	3,341	6,752	—
November 1, 2016	85,773	(e)	5,238	—	—
November 1, 2017 (1)	—		—	—	—
Total compensation cost			$8,579	$9,539	$9,041

Note (1) - As of October 31, 2018, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2017 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
10. Commitments and Contingencies
The Company has approximately 15,104 employees, approximately 1,830 of whom are covered by collective bargaining agreements. Each collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the applicable facility.
The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2023. Rental expense under these leases totaled approximately $19.0 million, $17.0 million, and $13.7 million during fiscal 2018, 2017 and 2016, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2018 were as follows (in millions):

Fiscal Year	Amount
2019	$12.2
2020	9.6
2021	7.4
2022	4.2
2023	1.7
$35.1
At October 31, 2018, the Company’s estimated outstanding contractual obligations for feed grains, feed ingredients, packaging supplies, construction projects and new equipment, including the outstanding Tyler commitments detailed below, totaled $173.7 million, with $169.4 million due during fiscal 2019 and $4.3 million due during fiscal 2020.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex will consist of a hatchery, feed mill, processing plant and waste water treatment facility. Construction began during the fourth quarter of fiscal 2017, and the Company expects to begin processing chickens at the new processing facility during February 2019. The Company estimates the total investment in the complex will be approximately $225.0 million. As of October 31, 2018, the Company has entered into commitments totaling approximately $213.7 million related to the new complex, of which approximately $169.7 million was spent as of October 31, 2018.
As of October 31, 2018, the Company has outstanding commitments totaling approximately $7.9 million related to purchase agreements for future delivery of aircraft, and these commitments are expected to be paid during the first quarter of fiscal 2019.
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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint, adding three additional poultry producers as defendants. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. The parties are currently engaged in discovery. We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Between December 8, 2017 and October 31, 2018, additional purported direct-purchaser entities individually brought fifteen separate suits against 17 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. The parties are currently engaged in discovery. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. It is possible additional individual actions may be filed.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. That appeal is now fully briefed, and the Court of Appeals heard oral argument on August 31, 2018. The Company is awaiting a ruling on the appeal. If the plaintiffs were to prevail in the action, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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

On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. That motion is pending. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the plaintiffs filed a third amended complaint. The third amended complaint alleges that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of October 31, 2018. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
11. Quarterly Financial Data (unaudited)

	Fiscal Year 2018
	First Quarter (1)	Second Quarter (1)	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$771,948	$813,474	$852,434	$798,148
Gross profit	69,847	110,064	70,866	888
Net income (loss)	51,206	41,948	11,475	(43,198)
Diluted earnings (loss) per share	$2.24	$1.84	$0.50	$(1.95)

	Fiscal Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$688,346	$802,038	$931,901	$919,941
Gross profit	81,955	146,755	239,316	173,516
Net income	24,025	67,015	115,834	72,871
Diluted earnings per share	$1.06	$2.95	$5.09	$3.20
12. Common Stock Repurchases
During fiscal 2018, the Company purchased 823,385 shares of its common stock in open-market transactions at an average price of $101.37 per share. In accordance with ASC 505-30, the Company elected to allocate the excess of the repurchase price over par value between paid-in capital and retained earnings. As a result, approximately $59.6 million of the excess repurchase price over par value was allocated to paid-in capital and approximately $23.0 million was allocated to retained earnings.
13. Insurance Receivable
The Company's financial statements as of October 31, 2018 include a $7.1 million receivable from insurance carriers for property damage and expenses incurred as a result of Hurricane Florence and Hurricane Michael, net of the applicable self-insured retention and deductibles. The Company's applicable insurance policy includes a $2.5 million self-insured, eroding retention per policy year, which was completely eroded as a result of Hurricane Florence, and additional $250,000 deductibles per occurrence. As a result, the Company's operating results for fiscal 2018 include $2.75 million in charges for damaged property and expenses incurred as a result of Hurricane Florence and $250,000 in charges for damaged property and expenses incurred as a result of Hurricane Michael. Additionally, the Company's operating results for fiscal 2018 include unrecognized lost revenue and reduced margins which were the direct result of the hurricanes, and calculations of those claims are ongoing. Recovery of the lost revenue and reduced margins will be recognized once the calculations of the claims and negotiations with the insurance carriers are complete. The Company will seek reimbursement for all of its insured losses, including the unrecognized lost profits and reduced margins. As of December 19, 2018, the Company has received from its insurance carriers payments totaling $2.5 million of the $7.1 million receivable recorded as of October 31, 2018.
Sanderson Farms, Inc. and Subsidiaries

Valuation and Qualifying Accounts
Schedule II

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe(1)	Balance at End of Period
	(In Thousands)
Year Ended October 31, 2018
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$3,260	$—		$—	$3,260
Year Ended October 31, 2017
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,650	$610		$—	$3,260
Year Ended October 31, 2016
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,500	$178		$28	$2,650
_________________

(1)	Uncollectible accounts written off, net of recoveries

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
As of October 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment we have concluded that, as of October 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2018.

Item 9B.	Other Information
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sanderson Farms, Inc.
Opinion on Internal Control over Financial Reporting

We have audited Sanderson Farms, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sanderson Farms, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the consolidated balance sheets of the Company as of October 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2018, and the related notes and schedule and our report dated December 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
New Orleans, Louisiana
December 20, 2018

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
The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, whose members are Phil K. Livingston, (Chair), Suzanne T. Mestayer (Vice Chair), John H. Baker, III, Fred Banks, Jr., Toni D. Cooley, Robert C. Khayat, Dianne Mooney and Gail J. Pittman. All members of the audit committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that Phil K. Livingston and Suzanne T. Mestayer are audit committee financial experts.
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
The following table provides information as of October 31, 2018, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005, as most recently amended and approved by shareholders on February 11, 2016. No further options or other awards may be granted under the Stock Option Plan. There are 4,200,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	191,609	515,049
Equity compensation plans not approved by security holders	—	—
Total	191,609	515,049
_________________

(1)
This column reflects 85,773 performance shares outstanding at October 31, 2018, that have been earned and that are subject to an additional one year, service-based vesting period ending on October 31, 2019, before they can be issued, and 105,836 unearned performance shares at October 31, 2018, at the maximum level. However, management could not determine that achievement of the applicable performance based criteria is probable for those unearned performance shares. This column does not include the 145,197 fiscal 2016 performance shares that were issued on October 31, 2018.

(2)
This column reflects the 1,298,096 shares of restricted stock granted to participants under the Stock Incentive Plan, the 294,575 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, the 908,820 earned performance shares that have been issued or are expected to be issued under the Stock Incentive Plan, and the 105,836 unearned outstanding performance shares that could be earned as described in footnote (1) above, in each case since the inception of the plan and net of forfeitures, but including shares withheld to satisfy tax withholding obligations.

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
1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2018 and 2017
Consolidated Statements of Operations — Years ended October 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows — Years ended October 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements — October 31, 2018
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

10.6+
Fifth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 19, 2017. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2017.)

Exhibit Number	Description
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

10.9+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2016. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 24, 2017.)

10.10+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on February 20, 2018.)

10.11+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

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

10.19+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2018). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2017.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2019).

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

10.26
Credit Agreement dated April 28, 2017 by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)

10.27
Guaranty Agreement dated April 28, 2017 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed May 4, 2017.)

10.28
First Amendment to the Credit Agreement by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto, dated as of November 22, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on November 29, 2017.)

10.29
Second Amendment to the Credit Agreement by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto, dated as of June 14, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018.)

10.30
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

10.36
Bond Purchase Agreement dated as of July 31, 2006, between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
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

10.6+
Fifth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 19, 2017. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2017.)

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

10.9+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2016. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on January 24, 2017.)

10.10+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2017. (Incorporated by reference to Exhibit 10 filed with the Registrant’s Current Report on Form 8-K on February 20, 2018.)

10.11+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

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

10.19+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2018). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2017.)

10.20+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2019).

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

10.26
Credit Agreement dated April 28, 2017 by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)

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

10.29
Second Amendment to the Credit Agreement among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein dated as of June 14, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018.)

10.30
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

10.36
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
Chairman of the Board and Chief Executive Officer
Date: December 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/20/2018
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Lampkin Butts	12/20/2018
Lampkin Butts, Director,
President and Chief Operating Officer

/s/ D. Michael Cockrell	12/20/2018
D. Michael Cockrell,
Director, Treasurer and Chief Financial Officer
(Principal Financial Officer)

/s/ Tim Rigney	12/20/2018
Tim Rigney,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ John H. Baker, III	12/20/2018
John H. Baker, III,
Director

/s/ Fred Banks, Jr.	12/20/2018
Fred Banks, Jr.,
Director

/s/ David Barksdale	12/20/2018
David Barksdale,
Director

/s/ John Bierbusse	12/20/2018
John Bierbusse,
Director

/s/ Ms. Toni Cooley	12/20/2018
Toni Cooley,
Director

/s/ Beverly Wade Hogan	12/20/2018
Beverly Wade Hogan,

Director

/s/ Robert C. Khayat	12/20/2018
Robert C. Khayat,
Director

/s/ Edith Kelly-Green	12/20/2018
Edith Kelly-Green,
Director

/s/ Phil K. Livingston	12/20/2018
Phil K. Livingston,
Director

/s/ Suzanne T. Mestayer	12/14/2017
Suzanne T. Mestayer,
Director

/s/ Dianne Mooney	12/20/2018
Dianne Mooney,
Director

/s/ Gail Jones Pittman	12/20/2018
Gail Jones Pittman,
Director