Form 10-Q
period 2019-01-31
SANDERSON FARMS INC
filed 2019-02-26
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,156,474 shares outstanding as of February 21, 2019.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	January 31, 2019	October 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$74,710	$121,193
Accounts receivable, net	123,593	121,932
Receivable from insurance companies	5,699	7,094
Inventories	261,768	240,056
Refundable income taxes	32,851	32,974
Prepaid expenses and other current assets	53,383	43,240
Total current assets	552,004	566,489
Property, plant and equipment	2,022,063	1,961,497
Less accumulated depreciation	(893,996)	(873,909)
	1,128,067	1,087,588
Other assets	5,030	5,363
Total assets	$1,685,101	$1,659,440
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$125,285	$128,936
Dividends payable	7,089	—
Accrued expenses	63,108	69,953
Total current liabilities	195,482	198,889
Long-term debt	60,000	—
Claims payable and other liabilities	9,961	9,865
Deferred income taxes	56,447	62,793
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,153,468 and 22,099,780 at January 31, 2019 and October 31, 2018, respectively	22,153	22,100
Paid-in capital	81,456	81,269
Retained earnings	1,259,602	1,284,524
Total stockholders’ equity	1,363,211	1,387,893
Total liabilities and stockholders’ equity	$1,685,101	$1,659,440
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2019	2018
Net sales	$743,388	$771,948
Cost and expenses:
Cost of sales	708,400	702,101
Selling, general and administrative	58,535	52,575
	766,935	754,676
Operating income (loss)	(23,547)	17,272
Other income (expense):
Interest income	—	419
Interest expense	(509)	(523)
Other	—	2
	(509)	(102)
Income (loss) before income taxes	(24,056)	17,170
Income tax benefit	(6,223)	(34,036)
Net income (loss)	$(17,833)	$51,206
Earnings (loss) per share:
Basic	$(0.82)	$2.24
Diluted	$(0.82)	$2.24
Dividends per share	$0.32	$0.32
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2018	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2017	22,802,690	$22,803	$134,999	$1,275,060	$1,432,862
Net income - First Quarter 2018	—	—	—	51,206	51,206
Cash dividends ($0.32 per share)	—	—	—	(7,305)	(7,305)
Issuance of stock under stock compensation plans	26,208	26	(4,188)	—	(4,162)
Amortization of unearned compensation	—	—	5,730	—	5,730
Balance at January 31, 2018	22,828,898	$22,829	$136,541	$1,318,961	$1,478,331

Fiscal Year 2019	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2018	22,099,780	$22,100	$81,269	$1,284,524	$1,387,893
Net loss - First Quarter 2019	—	—	—	(17,833)	(17,833)
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Issuance of stock under stock compensation plans	53,688	53	(2,126)	—	(2,073)
Amortization of unearned compensation	—	—	2,313	—	2,313
Balance at January 31, 2019	22,153,468	$22,153	$81,456	$1,259,602	$1,363,211
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2019	2018
Operating activities
Net income (loss)	$(17,833)	$51,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,041	26,630
Amortization of share-based compensation	2,941	6,230
Live inventory adjustment	(9,600)	—
Deferred income taxes	(6,346)	(34,036)
Change in assets and liabilities:
Accounts receivable - trade	(1,661)	4,823
Accounts receivable - insurance	1,395	—
Income taxes	123	—
Inventories	(12,112)	(316)
Prepaid expenses and other assets	(10,072)	(5,237)
Accounts payable	10,107	19,984
Accrued expenses and other liabilities	(7,322)	(44,316)
Total adjustments	(3,506)	(26,238)
Net cash provided by (used in) operating activities	(21,339)	24,968
Investing activities
Capital expenditures	(83,388)	(51,734)
Net proceeds from sale of property and equipment	371	566
Net cash used in investing activities	(83,017)	(51,168)
Financing activities
Borrowings from revolving line of credit	60,000	—
Proceeds from issuance of restricted stock under stock compensation plans	198	659
Payments from issuance of common stock under stock compensation plans	(2,325)	(4,848)
Net cash provided by (used in) financing activities	57,873	(4,189)
Net change in cash and cash equivalents	(46,483)	(30,389)
Cash and cash equivalents at beginning of period	121,193	419,285
Cash and cash equivalents at end of period	$74,710	$388,896
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$11,162	$5,068
Dividends payable	$7,089	$7,305
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2019
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2019.
The condensed consolidated balance sheet at October 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2018.
New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Scope of Modification Accounting, which amends the requirements related to accounting for changes to stock compensation awards. The guidance is effective for annual periods,and interim periods within those annual periods, beginning after December 15, 2017, our fiscal 2019. The Company adopted this guidance during the first quarter of fiscal 2019, and it did not have an impact on our consolidated financial statements. The impact this guidance will have on our future consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, our fiscal 2019. The Company adopted this guidance using the modified retrospective transition method during the first quarter of fiscal 2019, and it did not have a material impact on our consolidated financial statements. Under the modified retrospective method, prior periods were not adjusted. Additionally, based on our contract assessments, no cumulative-effect adjustment was made to the opening balance of retained earnings. For further information regarding the Company's revenue, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue.
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718, Compensation - Stock Compensation, to include all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The guidance is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
NOTE 2—REVENUE
Revenue Recognition

The Company recognizes revenue in connection with a contract in which the Company has agreed to sell, and a customer has agreed to purchase, specific quantities of product at agreed-upon prices and when the Company's performance obligation related to that contract has been satisfied. In the majority of its contracts with customers, the Company's performance obligation is satisfied when delivery of the product has occurred, either at the customer's facility or the Company's facility, depending on the terms of each contract. In a small number of contracts, ownership of the product passes from the Company to the customer at some point during transit, at which time the performance obligation is satisfied and revenue is recognized. Revenue and related receivables are recognized based on the transaction price within the contract and are reduced by estimated or known amounts for items such as rebates, discounts, cooperative advertising allowances and other various items.
The cost incurred for shipping and handling activities to deliver the product to the customer is recognized in cost of sales during the period in which the corresponding revenue is recognized. Where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for those expenses as fulfillment costs in cost of sales, rather than an additional promised service. This accounting treatment is the same as the accounting treatment prior to the Company's adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The Company has, prior to the adoption of ASU 2014-09, accounted for freight one of two ways. First, when the Company's agreement with its customer did not authorize the Company to invoice the customer separately for freight, the Company attempted to negotiate a higher price, and paid freight costs associated with the sale. In these instances, that cost was booked as an expense in cost of sales. In some instances, the Company's agreement with its customers authorize the Company to invoice the customer for freight costs separately on its invoice to the customer. Under these arrangements, the Company has previously accounted for freight by recognizing revenue net of the freight costs. Subsequent to the adoption of ASU 2014-09, both arrangements will be accounted for in the same manner. That is, in both instances, revenue will be reported gross of any freight charge, and all freight costs will be accounted for as cost of sales. Because we adopted ASU 2014-09 using the modified-retrospective transition method, we did not restate prior-period financial statements, and the separately-invoiced freight costs from periods prior to fiscal 2019 remain presented as a reduction to cost of sales. During the first quarter of fiscal 2019, we recognized revenue of approximately $6.6 million related to those freight charges, as compared to approximately $3.9 million recognized as a reduction to cost of sales during the first quarter of fiscal 2018.
Due to the nature of our contracts, commissions associated with such contracts provide only a short-term benefit (i.e. less than one year); therefore, with our adoption of ASU 2014-09, we recognize costs of commissions paid to third-party brokers as selling, general and administrative expenses effective as of November 1, 2018. Prior to our adoption of ASU 2014-09, those commissions were recognized as a reduction of revenue. Because we transitioned using the modified-retrospective method, we did not restate prior-period financial statements, and those commissions from periods prior to fiscal 2019 remain presented as a reduction to revenue. During the first quarter of fiscal 2019, we recognized approximately $2.6 million in commissions as selling, general and administrative expenses, as compared to approximately $2.5 million recognized as a reduction to revenue during the first quarter of fiscal 2018.
Disaggregation of Revenue
The following table disaggregates our net sales by product category (in thousands):

Product Category	Three Months Ended January 31, 2019
Fresh, chill-packed chicken	$268.5
Fresh, vacuum-sealed chicken	260.0
Fresh, ice-packed chicken	100.0
Minimally prepared chicken	57.4
Frozen chicken	48.6
Other	8.9
Total net sales	$743.4

NOTE 3—INVENTORIES
Inventories consisted of the following:

	January 31, 2019	October 31, 2018
	(In thousands)
Live poultry-broilers and breeders	$174,221	$150,980
Feed, eggs and other	38,151	37,965
Processed poultry	27,176	30,973
Prepared chicken	14,296	13,591
Packaging materials	7,924	6,547
	$261,768	$240,056
NOTE 4—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2018 audited financial statements in the Company's 2018 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three months ended January 31, 2019 was $2.9 million, as compared to total stock based compensation expense of $6.2 million for the three months ended January 31, 2018.
During the three months ended January 31, 2019, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 1,992 shares of restricted stock at an average price of $99.29 per share instead of a specified percentage of their cash compensation, and the Company issued 474 matching restricted shares. During the three months ended January 31, 2019, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $91,000 as compared to $62,000 during the three months ended January 31, 2018.
During fiscal 2019, 2018 and 2017, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, there is an additional one-year period during which the participant must remain employed by the Company before the shares are paid out. If the Company's average return on equity and average return on sales exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. Accruals for performance shares begin during the period management determines that achievement of the applicable performance based criteria is probable at some level. In estimating the probability of the number of shares that will be awarded, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company's results, the Company's assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements, as the accruals are adjusted using the cumulative catch-up method of accounting.
The target number of shares specified in the performance share agreements executed on November 1, 2018 totaled 74,650. As of January 31, 2019, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2017. The target number of shares specified in the agreements executed on November 1, 2017 totaled 53,850. As of January 31, 2019, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2016 have been earned at a level between the threshold and target levels for the return on equity performance criteria and between the target and maximum levels for the return on sales criteria, subject to the satisfaction of the additional one-year service period ending on October 31, 2019. Accordingly, the three months ended January 31, 2019 include compensation expense of $0.6 million related to those agreements, as compared to compensation expense of $3.3 million during the three months ended January 31, 2018. Because management's initial determination of probability was made during the three months ended January 31, 2018, and because the accrual is made using the cumulative catch-up method, the compensation expense recorded during the first quarter of fiscal 2018 related to the agreements entered into on November 1, 2016 was greater than that recorded during the first quarter of fiscal 2019. As of January 31, 2019, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2016 totaled 85,159 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining nine months of the service period ending October 31, 2019. The Company will recognize the remaining $2.0 million of unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2017 and November 1, 2018 would be earned, an additional $6.5 million and $1.3 million, respectively, would have been accrued as of January 31, 2019.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three months ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	January 31, 2019	January 31, 2018
November 1, 2015	145,197 (a)	$—	$846
November 1, 2016	85,159 (e)	613	3,326
November 1, 2017 (1)	—	—	—
November 1, 2018 (1)	—	—	—
Total compensation cost		$613	$4,172

Note (1) - As of January 31, 2019, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2017 and 2018 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2018, the Company granted 74,650 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $102.18 per share and will vest on November 1, 2022. On February 14, 2019 the Company granted an aggregate of 13,684 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $120.61 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2019 related to all unvested restricted stock grants totaled 301,706. During the three months ended January 31, 2019, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.2 million related to restricted stock grants, as compared to $2.0 million during the three months ended January 31, 2018. The Company had $16.9 million in unrecognized share-based compensation costs as of January 31, 2019, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 9 months.
NOTE 5—EARNINGS PER SHARE
Certain share-based payment awards described in Note 4 - Stock Compensation Plans above entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share, to the extent they are dilutive. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were vested shares.
The following table presents earnings (loss) per share.

	Three months ended
	January 31, 2019	January 31, 2018
	(in thousands except per share amounts)
Net income (loss)	$(17,833)	$51,206
Distributed and undistributed (earnings) to unvested restricted stock	—	(732)
Distributed and undistributed earnings (loss) to common shareholders—Basic	$(17,833)	$50,474
Weighted average shares outstanding—Basic	21,814	22,501
Weighted average shares outstanding—Diluted	21,814	22,501
Earnings (loss) per common share—Basic	$(0.82)	$2.24
Earnings (loss) per common share—Diluted	$(0.82)	$2.24
NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company's borrowings under its long-term debt were as follows:

	January 31, 2019		October 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$58.5	$60.0	$—	$—
NOTE 7—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility. Construction commenced on this project during the fourth quarter of fiscal 2017, and the initial phase of operations of the completed complex began during the first quarter of 2019. The Company estimates the total capital expenditures for the complex will be approximately $225.0 million. As of January 31, 2019, the Company has spent approximately $208.3 million on the project, including approximately $298,000 of capitalized interest, and the remaining $16.7 million is expected to be spent during the remainder of fiscal 2019.
As of January 31, 2019, the Company has outstanding commitments totaling approximately $4.0 million related to purchase agreements for future delivery of aircraft. These commitments are expected to be paid during the second quarter of fiscal 2019.

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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint, adding three additional poultry producers as defendants. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants. The parties are currently engaged in discovery. We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Between December 8, 2017 and February 18, 2019, additional purported direct-purchaser entities individually brought twenty-one separate suits against seventeen poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. The parties are currently engaged in discovery. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. It is possible additional individual actions may be filed.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. On January 15, 2019, the Court granted in part the defendants' motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the plaintiffs filed a third amended complaint. The third amended complaint alleges that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. The case is currently back in discovery. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of January 31, 2019. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 8—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017 and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2019 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2019 is $130.0 million, including $20.0 million carried over from fiscal 2018.
As amended on June 14, 2018, the credit facility also permits capital expenditures up to $250.0 million on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2019, was $1,031.3 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of January 31, 2019, the Company had borrowed $60.0 million under the revolving credit facility, and had approximately $25.3 million outstanding in letters of credit, leaving $814.7 million of borrowing capacity available under the facility. As of February 25, 2019, the Company had borrowed $100.0 million under the revolving credit facility, and had approximately $25.3 million outstanding in letters of credit, leaving $774.7 million of borrowing capacity available under the facility.
NOTE 9—INCOME TAXES
The Company’s estimated annual effective tax rate for the three months ended January 31, 2019 was 25.9%, as compared to (198.2)% for the three months ended January 31, 2018. During the first quarter of fiscal 2018, the revaluation of our deferred taxes using the tax rate enacted by the Tax Cuts and Jobs Act during that quarter resulted in the recognition of a $37.5 million discrete income tax benefit. There were no other material discrete items affecting either period. Excluding the effects of discrete items, the Company's estimated annual effective tax rates for the first three months of fiscal 2019 and 2018 would have been approximately 25.4% and 24.4%, respectively. The Company estimates its effective tax rate for the full fiscal year 2019, exclusive of discrete items, will be approximately 25.4%. As of January 31, 2019, the Company's long-term deferred income tax liability was $56.4 million as compared to $62.8 million at October 31, 2018, a decrease of $6.3 million.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sanderson Farms, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheets of Sanderson Farms, Inc. and Subsidiaries (the Company) as of January 31, 2019, the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended January 31, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of October 31, 2018, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and the related notes and financial statement schedule (not presented herein); and in our report dated December 20, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ Ernst & Young LLP
New Orleans, Louisiana
February 26, 2019

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2018.
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
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. The initial phase of operations of the new complex began during the first quarter of fiscal 2019. Before the complex can reach full production, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017 and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2019 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2019 is $130.0 million, including $20.0 million carried over from fiscal 2018.
As amended on June 14, 2018, the credit facility also permits capital expenditures up to $250.0 million on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2019, was $1,031.3 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of January 31, 2019, the Company had borrowed $60.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $814.7 million of borrowing capacity available under the facility. As of February 25, 2019, the Company had borrowed $100.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $774.7 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, and Exhibit 10.1 of our Quarterly Report on Form 10-Q filed August 23, 2018, which are incorporated herein by reference.

EXECUTIVE OVERVIEW OF RESULTS
The Company's margins decreased significantly during the first quarter of fiscal 2019, when compared to the same period a year ago, reflecting both weakness in selling prices and higher average costs of goods sold. The lower average selling prices were primarily attributable to significantly lower market prices for products produced at our plants that process larger birds sold primarily to food service and export customers. Those lower prices were partially offset by an overall increase in selling prices for products produced at our plants that process medium sized birds primarily sold to retail grocery store customers. We believe our lower average domestic selling prices reflect to some extent pressures from lower wholesale prices for, and abundant supplies of, competing proteins. We believe uncertainty regarding trade negotiations abroad has negatively impacted export demand. Our higher average cost of goods sold reflect essentially flat feed costs per pound of chicken processed and an increase in other costs of goods sold, details of which are described in the "Results of Operations" section below.
Combined prices paid for corn and soybean meal were slightly higher during the first quarter of fiscal 2019 as compared to the same period a year ago. Those higher prices were offset by improved broiler performance, which resulted in essentially flat average feed costs in broiler flocks processed as compared to the first quarter of fiscal 2018. We have priced only a small portion of our corn and soybean meal needs for the remainder of the second quarter of fiscal 2019. Both corn and soybean balance tables are healthy as we head into the 2019 planting season, but market prices are currently higher than levels typically associated with the levels of supply of both corn and soybeans. Had we priced our remaining fiscal 2019 needs at February 25, 2019 cash market prices, our cost of feed grains based on fiscal 2018 volumes would be approximately $26.4 million lower during fiscal 2019 as compared to fiscal 2018.
RESULTS OF OPERATIONS
Net sales for the first quarter ended January 31, 2019 were $743.4 million as compared to $771.9 million for the first quarter ended January 31, 2018, a decrease of $28.6 million, or 3.7%. Net sales of poultry products for the first quarter ended January 31, 2019 and 2018, were $685.7 million and $731.4 million, respectively, a decrease of $45.7 million, or 6.3%. The decrease in net sales of poultry products resulted from a 2.6% decrease in the average sales price of poultry products sold and a 3.7% decrease in the pounds of poultry products sold. During the first quarter of fiscal 2019, the Company sold 1,064.7 million pounds of poultry products, down from 1,106.0 million pounds during the first quarter of fiscal 2018. The decrease in pounds of poultry products sold was primarily attributable to a 1.4% decrease in the average live weight of poultry processed. Overall, market prices for poultry products decreased during the first quarter of fiscal 2019 as compared to the same quarter of fiscal 2018. When compared to the first quarter of fiscal 2018, Urner Barry average market prices for boneless breast meat, tenders, leg quarters and jumbo wings decreased by 7.6%, 0.1%, 23.7% and 4.7%, respectively. Average realized prices for chicken products sold to retail grocery store customers increased slightly during the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, and continue to reflect stable demand. Net sales of prepared chicken products for the quarters ended January 31, 2019 and 2018 were $57.7 million and $40.5 million, respectively, representing an increase of 42.4%. This increase resulted from a 52.8% increase in the pounds of prepared chicken products sold, partially offset by a 6.8% decrease in the average sales price of prepared chicken products sold. During the first quarter of fiscal 2019, the Company sold 31.4 million pounds of prepared chicken products, up from 20.5 million pounds during the first quarter of fiscal 2018.
Cost of sales for the first quarter of fiscal 2019 was $708.4 million as compared to $702.1 million during the first quarter of fiscal 2018, an increase of $6.3 million, or 0.9%. Cost of sales of poultry products during the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, was $658.1 million and $666.9 million, respectively, which represents a 2.5% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase in the cost of sales per pound of poultry products resulted from a $0.0219 per pound increase in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0006, or 0.2%.

Poultry Cost of Sales
(In thousands, except per pound data)

	First Quarter 2019			First Quarter 2018			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$30,973		$0.3686	$37,769		$0.4437	$(6,796)	$(0.0751)
Feed in broilers processed	260,851		0.2452	265,757		0.2446	(4,906)	0.0006
All other cost of sales	411,017		0.3864	396,050		0.3645	14,967	0.0219
Less: Ending Inventory	27,175		0.4041	31,855		0.4405	(4,680)	(0.0364)
Total poultry cost of sales	$675,666	(1)	$0.6232	$667,721	(1) (2)	$0.6077	$7,945	$0.0155
Pounds:
Beginning Inventory	84,020			85,120
Poultry processed	1,063,652			1,086,434	(2)
Poultry sold	1,084,181	(1)		1,098,783	(1) (2)
Ending Inventory	67,244			72,322
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Note (2) - On April 17, 2017, the Company announced that it had agreed to process chickens grown by House of Raeford Farms at the Company's processing facility located in St. Pauls, North Carolina. House of Raeford Farms, a private company headquartered in Rose Hill, North Carolina, operates poultry grow-out operations and processing facilities in four southeastern states. The House of Raeford Farms Teachey, North Carolina, facility was severely damaged by a fire in late February 2017. Under the terms of the agreement, the Company purchased, processed and sold chickens grown by House of Raeford Farms through mid-December 2017. During the first quarter of fiscal 2018, the Company processed and sold approximately 14.2 million pounds of chicken as a result of this agreement. For comparative purposes, those pounds and the associated direct and indirect costs have been excluded from the data set forth in this table.
Other cost of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0219 per pound processed, or 6.0%, during this year’s first fiscal quarter compared to the same quarter a year ago. During the first quarter of fiscal 2019, other costs of sales of poultry products include a reversal of the $9.6 million live inventory write-down recorded during the fourth quarter of fiscal 2018. Excluding the benefit from that reversal, other cost of sales of poultry products increased by $0.0309 per pound processed, or 8.5%, during the first quarter of fiscal 2019 compared to the same period a year ago. This increase is primarily attributable to higher contract grower pay, labor, antimicrobial intervention, maintenance and repair, and freight costs. The increase in freight cost is primarily attributable to the Company's adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net loss during the first quarter of fiscal 2019, freight cost was negatively impacted during the quarter, and the negative impact to freight cost was offset by a corresponding increase to revenue. For more information regarding the Company's adoption of ASU 2014-09, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue."
Costs of sales of the Company’s prepared chicken products during the first quarter of fiscal 2019 were $50.3 million as compared to $35.2 million during the same quarter a year ago, an increase of $15.0 million, or 42.7%. This increase was primarily attributable to a 52.8% increase in the pounds of prepared chicken sold, partially offset by a 6.6% decrease in the average cost per pound of prepared chicken products sold.
The Company recorded the value of live broiler inventories on hand at January 31, 2019 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at January 31, 2019 or January 31, 2018.

Selling, general and administrative ("SG&A") costs during the first quarter of fiscal 2019 were $58.5 million, an increase of $6.0 million compared to the $52.6 million during the first quarter of fiscal 2018. The following tables include the components of SG&A costs for the three months ended January 31, 2019 and 2018.
Selling, General and Administrative Costs
(in thousands)

Description	First Quarter 2019	First Quarter 2018	Increase/(Decrease)
Start-up expense (Tyler)	$9,361	$846	$8,515
Legal expense	5,556	2,592	2,964
Stock compensation expense	2,740	6,051	(3,311)
Advertising expense	3,432	8,774	(5,342)
All other SG&A	37,446	34,312	3,134
Total SG&A	$58,535	$52,575	$5,960
Regarding the table above, the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 1. Legal Proceedings" of this Form 10-Q. The decrease in stock compensation expense is the result of management determining during the first quarter of fiscal 2018 that it was probable the performance shares granted on November 1, 2016 would be earned at some level. Accordingly, a catch-up accrual was recorded during the first quarter of fiscal 2018. No such catch-up accrual was made during the first quarter of fiscal 2019, because management is currently unable to determine that it is probable that the performance shares granted on November 1, 2017 will be earned. Stock compensation is further described in "Part I, Item 1, Notes to condensed consolidated financial statements, Note 4 - Stock Compensation Plans." The decrease in advertising expense is the result of the Company's decision to scale back its television and radio advertising during fiscal 2019. The increase in all other SG&A expenses is primarily attributable to the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net loss during the first quarter of fiscal 2019, SG&A expenses were negatively impacted during the quarter, and the negative impact to SG&A expenses was offset by a corresponding increase to revenue. For more information regarding the Company’s adoption of ASU 2014-09, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue."
The Company’s operating loss for the three months ended January 31, 2019 was $23.5 million, as compared to operating income for the three months ended January 31, 2018 of $17.3 million. The decrease in operating margin for the three months ended January 31, 2019, as compared to the same period a year ago, resulted primarily from lower average selling prices and higher average costs of goods sold.
The Company recognized no interest income during the first quarter of fiscal 2019, as compared to $0.4 million of interest income during the first quarter of fiscal 2018. Interest expense during the first quarter of fiscal 2019 was $0.5 million, net of $0.3 million of capitalized interest costs related to the construction of the new complex in Lindale, Mineola and Smith County, Texas, as compared to $0.5 million during the first quarter of fiscal 2018.
The Company’s estimated annual effective tax rate for the three months ended January 31, 2019 was 25.9%, as compared to (198.2)% for the three months ended January 31, 2018. During the first quarter of fiscal 2018, the revaluation of our deferred taxes using the tax rate enacted by the Tax Cuts and Jobs Act during that quarter resulted in the recognition of a $37.5 million discrete income tax benefit. There were no other material discrete items affecting the comparative periods. Excluding the effects of discrete items, the Company's estimated annual effective tax rates for the first three months of fiscal 2019 and 2018 would have been approximately 25.4% and 24.4%, respectively. The Company estimates its effective tax rate for the full fiscal year 2019, exclusive of discrete items, will be approximately 25.4%.
As of January 31, 2019, the Company's long-term deferred income tax liability was $56.4 million as compared to $62.8 million at October 31, 2018, a decrease of $6.3 million.

During the three months ended January 31, 2019, the Company’s net loss was $17.8 million, or $0.82 per share. For the three months ended January 31, 2018, the Company’s net income was $51.2 million, or $2.24 per share. The decrease is attributable to lower average selling prices and higher average costs of goods sold, as described above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2019 was $356.5 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.8 to 1. The Company’s working capital and current ratio at October 31, 2018 were $367.6 million and 2.8 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2019 include cash on hand at October 31, 2018, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017 and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. As of January 31, 2019, the Company had borrowed $60.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $814.7 million of borrowing capacity available under the facility. As of February 25, 2019, the Company had borrowed $100.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $774.7 million of borrowing capacity available under the facility.
The Company’s cash position at January 31, 2019 and October 31, 2018 consisted of $74.7 million and $121.2 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at January 31, 2019 and October 31, 2018 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows used in operating activities during the three months ended January 31, 2019 totaled $21.3 million, as compared to cash flows provided by operating activities of $25.0 million during the three months ended January 31, 2018. Cash flows from operating activities decreased by $46.3 million, resulting primarily from a decrease in market prices for poultry products during the first three months of fiscal 2019, as compared to the same period in fiscal 2018. This decrease was partially offset by the change in cash bonuses paid by the Company, which totaled approximately $36.0 million during the first three months of fiscal 2018, as compared to no cash bonuses paid during the first three months of fiscal 2019. The bonuses paid during the first three months of fiscal 2018 related to fiscal 2017 performance.
Cash flows used in investing activities during the first three months of fiscal 2019 and 2018 were $83.0 million and $51.2 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2019 were approximately $83.4 million, and included approximately $38.5 million related to construction at the Tyler, Texas complex, and approximately $4.4 million related to final payments made under purchase agreements for delivery of new aircraft as described below. Capital expenditures for the first three months of fiscal 2018 were $51.7 million, including approximately $15.0 million related to construction at the Tyler, Texas complex and $10.0 million related to progress payments made under the aircraft purchase agreements.
Cash flows provided by financing activities during the three months ended January 31, 2019 totaled $57.9 million, as compared to cash flows used in financing activities of $4.2 million during the three months ended January 31, 2018. The change in cash flows from financing activities is primarily attributable to the Company's borrowing $60.0 million under its revolving credit facility during the first three months of fiscal 2019, as compared to no borrowings during the first three months of fiscal 2018.
As of February 17, 2019, the Company’s capital budget for fiscal 2019, excluding operating leases, is approximately $230.6 million. The Company expects the 2019 capital budget to be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The fiscal 2019 capital budget includes approximately $70.5 million combined for multiple large-scale equipment upgrades and corresponding building upgrades at multiple complexes further described below, approximately $39.0 million for the final stages of construction of the Company's new Tyler, Texas complex, and approximately $7.7 million for final payments due under purchase agreements for delivery of new aircraft as described below. Excluding the budgets for the projects detailed above, the fiscal 2019 capital budget is approximately $113.4 million. These amounts are estimates and are subject to change as we move through fiscal 2019.
The Company is a party to a purchase agreement for a new aircraft to be delivered during March 2019. The new aircraft will replace aircraft previously owned by the Company that have been retired and removed from service in the ordinary course of business. The agreement requires that the Company make periodic progress payments, with final payment due upon delivery of the aircraft. Under separate purchase agreements akin to the one that remains open, the Company took delivery of two new aircraft during the second quarter of fiscal 2018 and the first quarter of fiscal 2019, respectively, and accordingly made final payments on those aircraft. To date, the Company has made payments totaling $62.7 million under the three agreements, and expects to make payments of approximately $4.1 million during the second quarter of fiscal 2019.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. The initial phase of operations of the new complex began during the first quarter of fiscal 2019. Before the complex can reach full production, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated April 28, 2017, as amended on November 22, 2017 and June 14, 2018, with a maximum available borrowing capacity of $900.0 million. The facility has annual capital expenditure limitations of $110.0 million, $115.0 million, $120.0 million and $125.0 million for fiscal years 2019 through 2022, respectively, and permits up to $20.0 million of the unused capital expenditure limitation for any fiscal year starting with fiscal 2017 to be carried over to the next fiscal year. The capital expenditure limitation for fiscal 2019 is $130.0 million, including $20.0 million carried over from fiscal 2018.
As amended on June 14, 2018, the credit facility also permits capital expenditures up to $250.0 million on the construction of a new poultry processing complex in Lindale, Mineola and Smith County, Texas, up to $210.0 million on the construction of a potential additional new poultry complex, up to $15.0 million on expansion of the Company's existing prepared chicken facility in Flowood, Mississippi, up to $60.0 million on a potential new prepared chicken facility, and up to $70.0 million on the purchase of three new aircraft. As amended on November 22, 2017, the facility also excludes from the capital expenditure limits certain capital projects in an aggregate amount of up to $135.0 million. These additional projects, which include the construction of a new feed mill, and other expansions, equipment and changes to the Laurel, Collins, McComb and Hazlehurst, Mississippi complexes; the Waco, Palestine and Brazos, Texas complexes; the Moultrie, Georgia complex; and the Kinston, North Carolina complex, are each subject to their own expenditure limitations.
Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of any of the three aforementioned new complexes for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2019, was $1,031.3 million. The credit is unsecured and, unless extended, will expire on April 28, 2022. As of January 31, 2019, the Company had borrowed $60.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $814.7 million of borrowing capacity available under the facility. As of February 25, 2019, the Company had borrowed $100.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $774.7 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed May 4, 2017, Item 1.01 of our Current Report on Form 8-K filed November 29, 2017, and Exhibit 10.1 of our Quarterly Report on Form 10-Q filed August 23, 2018, which are incorporated herein by reference.

Critical Accounting Estimates

We consider accounting policies related to allowance for doubtful accounts, inventories, long-lived assets, accrued self-insurance, performance share plans, income taxes and contingencies to be critical accounting estimates. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2018.

New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Scope of Modification Accounting, which amends the requirements related to accounting for changes to stock compensation awards. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, our fiscal 2019. The Company adopted this guidance during the first quarter of fiscal 2019, and it did not have an impact on our consolidated financial statements. The impact this guidance will have on our future consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, our fiscal 2019. The Company adopted this guidance using the modified retrospective transition method during the first quarter of fiscal 2019, and it did not have a material impact on our consolidated financial statements. Under the modified retrospective method, prior periods were not adjusted. Additionally, based on our contract assessments, no cumulative-effect adjustment was made to the opening balance of retained earnings. For further information regarding the Company's revenue, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue.
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718, Compensation - Stock Compensation, to include all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The guidance is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2019, the Company purchased approximately 27.8 million bushels of corn and approximately 261,143 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $27.8 million in the first quarter of fiscal 2019. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.6 million.
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

During the first quarter of fiscal 2019, the Company’s average feed cost per pound of broilers processed totaled $0.2452 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0261, based on the quantity of grain used during the first quarter of fiscal 2019. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the first quarter of fiscal 2019.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first quarter of fiscal 2019:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2019	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	27.8 million bushels	$1.00 per bushel	$27.8 million	$0.0261/lb processed
Soybean meal	261,143 tons	$10.00 per ton	$2.6 million	$0.0024/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At January 31, 2019 the Company had no fixed-rate debt on its balance sheet; however, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.

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
As of January 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2019.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint, adding three additional poultry producers as defendants. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants. The parties are currently engaged in discovery. We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Between December 8, 2017 and February 18, 2019, additional purported direct-purchaser entities individually brought twenty-one separate suits against seventeen poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. The parties are currently engaged in discovery. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. It is possible additional individual actions may be filed.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. On January 15, 2019, the Court granted in part the defendants' motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the plaintiffs filed a third amended complaint. The third amended complaint alleges that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. The case is currently back in discovery. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of January 31, 2019. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

Item 1A.	Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, including under the heading “Item 1A. Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2019, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Nov. 1 - Nov. 30, 2018	20,539	$102.18	20,539	1,176,615
Dec. 1 - Dec. 31, 2018	1,564	98.35	1,564	1,176,615
Jan. 1 - Jan. 31, 2019	233	123.10	233	1,176,615
Total	22,336	$102.13	22,336	1,176,615
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

2
On May 31, 2018, the Company’s Board of Directors expanded and extended the share repurchase program originally approved on October 22, 2009, under which the Company was originally authorized to purchase up to one million shares of its common stock and is now authorized to purchase up to two million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on May 31, 2021. During the fourth quarter of fiscal 2018, the Company purchased 823,385 shares in open market transactions under this program. The Company’s repurchases of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants are not made under the 2018 general repurchase plan.

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
Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program effective November 1, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on January 30, 2019.)

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

10.1+
Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program effective November 1, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on January 30, 2019.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: February 26, 2019	By:	/s/ D. Michael Cockrell
Treasurer and Chief Financial Officer

Date: February 26, 2019	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer