Form 10-Q
period 2019-04-30
SANDERSON FARMS INC
filed 2019-05-30
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
(601) 649-4030
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SAFM	NASDAQ
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,154,245 shares outstanding as of May 28, 2019.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	April 30, 2019	October 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$96,938	$121,193
Accounts receivable, net	126,889	121,932
Receivable from insurance companies	5,983	7,094
Inventories	285,473	240,056
Refundable income taxes	5,611	32,974
Prepaid expenses and other current assets	52,250	43,240
Total current assets	573,144	566,489
Property, plant and equipment	2,091,324	1,961,497
Less accumulated depreciation	(923,947)	(873,909)
	1,167,377	1,087,588
Other assets	7,211	5,363
Total assets	$1,747,732	$1,659,440
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$98,451	$128,936
Dividends payable	7,089	—
Accrued expenses	61,932	69,953
Total current liabilities	167,472	198,889
Long-term debt	100,000	—
Claims payable and other liabilities	10,056	9,865
Deferred income taxes	69,492	62,793
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,154,245 and 22,099,780 at April 30, 2019 and October 31, 2018, respectively	22,154	22,100
Paid-in capital	85,409	81,269
Retained earnings	1,293,149	1,284,524
Total stockholders’ equity	1,400,712	1,387,893
Total liabilities and stockholders’ equity	$1,747,732	$1,659,440
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net sales	$845,229	$813,474	$1,588,617	$1,585,422
Cost and expenses:
Cost of sales	740,833	703,410	1,449,233	1,405,511
Selling, general and administrative	49,230	55,037	107,765	107,612
	790,063	758,447	1,556,998	1,513,123
Operating income	55,166	55,027	31,619	72,299
Other income (expense):
Interest income	—	905	—	1,324
Interest expense	(1,173)	(506)	(1,682)	(1,029)
Other	2	4	2	6
	(1,171)	403	(1,680)	301
Income before income taxes	53,995	55,430	29,939	72,600
Income tax expense (benefit)	13,359	13,482	7,136	(20,554)
Net income	$40,636	$41,948	$22,803	$93,154
Earnings per share:
Basic	$1.83	$1.84	$1.03	$4.08
Diluted	$1.83	$1.84	$1.03	$4.08
Dividends per share	$0.32	$0.32	$0.64	$0.64
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2018	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2017	22,802,690	$22,803	$134,999	$1,275,060	$1,432,862
Net income - First Quarter 2018	—	—	—	51,206	51,206
Cash dividends ($0.32 per share)	—	—	—	(7,305)	(7,305)
Stock compensation plan transactions	26,208	26	(4,188)	—	(4,162)
Amortization of unearned compensation	—	—	5,730	—	5,730
Balance at January 31, 2018	22,828,898	$22,829	$136,541	$1,318,961	$1,478,331
Net income - Second Quarter 2018	—	—	—	41,948	41,948
Cash dividends ($0.32 per share)	—	—	—	(7,308)	(7,308)
Stock compensation plan transactions	7,509	7	1,042	—	1,049
Amortization of unearned compensation	—	—	3,934	—	3,934
Balance at April 30, 2018	22,836,407	$22,836	$141,517	$1,353,601	$1,517,954

Fiscal Year 2019	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2018	22,099,780	$22,100	$81,269	$1,284,524	$1,387,893
Net loss - First Quarter 2019	—	—	—	(17,833)	(17,833)
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	53,688	53	(2,126)	—	(2,073)
Amortization of unearned compensation	—	—	2,313	—	2,313
Balance at January 31, 2019	22,153,468	$22,153	$81,456	$1,259,602	$1,363,211
Net income - Second Quarter 2019	—	—	—	40,636	40,636
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	777	1	1,628	—	1,629
Amortization of unearned compensation	—	—	2,325	—	2,325
Balance at April 30, 2019	22,154,245	$22,154	$85,409	$1,293,149	$1,400,712
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended April 30,
	2019	2018
Operating activities
Net income	$22,803	$93,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,379	53,859
Amortization of share-based compensation	5,907	10,623
Live inventory adjustment	(9,600)	—
Provision for losses (recoveries) on accounts receivable	(1,500)	—
Deferred income taxes	6,699	(25,765)
Change in assets and liabilities:
Accounts receivable - trade	(3,457)	(6,732)
Accounts receivable - insurance	1,111	—
Income taxes	27,363	(33,779)
Inventories	(35,817)	(14,981)
Prepaid expenses and other assets	(9,160)	1,161
Accounts payable	(10,738)	6,970
Accrued expenses and other liabilities	(6,193)	(38,485)
Total adjustments	26,994	(47,129)
Net cash provided by operating activities	49,797	46,025
Investing activities
Capital expenditures	(162,268)	(126,928)
Net proceeds from sale of property and equipment	880	892
Net cash used in investing activities	(161,388)	(126,036)
Financing activities
Payment of debt issuance costs	(2,225)	—
Borrowings from revolving line of credit	100,000	—
Proceeds from issuance of restricted stock under stock compensation plans	479	894
Payments from issuance of common stock under stock compensation plans	(3,829)	(5,603)
Dividends paid	(7,089)	(7,305)
Net cash provided by (used in) financing activities	87,336	(12,014)
Net change in cash and cash equivalents	(24,255)	(92,025)
Cash and cash equivalents at beginning of period	121,193	419,285
Cash and cash equivalents at end of period	$96,938	$327,260
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,174	$17,304
Dividends payable	$7,089	$7,307
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2019
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2019.
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
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718, Compensation - Stock Compensation, to include all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which intends to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
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
The cost incurred for shipping and handling activities to deliver the product to the customer is recognized in cost of sales during the period in which the corresponding revenue is recognized. Where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for those expenses as fulfillment costs in cost of sales, rather than an additional promised service. This accounting treatment is the same as the accounting treatment prior to the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers. The Company has, prior to the adoption of ASU 2014-09, accounted for freight one of two ways. First, when the Company's agreement with its customer did not authorize the Company to invoice the customer separately for freight, the Company attempted to negotiate a higher price, and paid freight costs associated with the sale. In these instances, that cost was booked as an expense in cost of sales. In some instances, the Company's agreements with its customers authorize the Company to invoice the customer for freight costs separately on its invoice to the customer. Under these arrangements, the Company has previously accounted for freight by recognizing revenue net of the freight costs. Subsequent to the adoption of ASU 2014-09, both arrangements will be accounted for in the same manner. That is, in both instances, revenue will be reported gross of any freight charge, and all freight costs will be accounted for as cost of sales. Because we adopted ASU 2014-09 using the modified-retrospective transition method, we did not restate prior-period financial statements, and the separately-invoiced freight costs from periods prior to fiscal 2019 remain presented as a reduction to cost of sales. During the second quarter of fiscal 2019, we recognized revenue of approximately $6.7 million related to those freight charges, as compared to approximately $4.6 million recognized as a reduction to cost of sales during the second quarter of fiscal 2018. During the first six months of fiscal 2019, we recognized revenue of approximately $13.3 million related to those freight charges, as compared to approximately $8.5 million recognized as a reduction to cost of sales during the first six months of fiscal 2018.
Due to the nature of our contracts, commissions associated with such contracts provide only a short-term benefit (i.e. less than one year); therefore, with our adoption of ASU 2014-09, we recognize costs of commissions paid to third-party brokers as selling, general and administrative expenses effective as of November 1, 2018. Prior to our adoption of ASU 2014-09, those commissions were recognized as a reduction of revenue. Because we transitioned using the modified-retrospective method, we did not restate prior-period financial statements, and those commissions from periods prior to fiscal 2019 remain presented as a reduction to revenue. During the second quarter of fiscal 2019, we recognized approximately $2.6 million in commissions as selling, general and administrative expenses, as compared to approximately $2.8 million recognized as a reduction to revenue during the second quarter of fiscal 2018. During the first six months of fiscal 2019, we recognized approximately $5.3 million in commissions as selling, general and administrative expenses, as compared to approximately $5.2 million recognized as a reduction to revenue during the first six months of fiscal 2018.
Disaggregation of Revenue

The following table disaggregates our net sales by product category (in millions):

Product Category	Three Months Ended April 30, 2019	Six Months Ended April 30, 2019
Fresh, chill-packed chicken	$269.3	$537.8
Fresh, vacuum-sealed chicken	330.8	590.8
Fresh, ice-packed chicken	132.4	232.4
Minimally prepared chicken	62.0	119.4
Frozen chicken	44.1	92.7
Other	6.6	15.5
Total net sales	$845.2	$1,588.6

NOTE 3—INVENTORIES
Inventories consisted of the following (in thousands):

Inventory type	April 30, 2019	October 31, 2018
Live poultry-broilers and breeders	$186,586	$150,980
Feed, eggs and other	40,390	37,965
Processed poultry	33,327	30,973
Prepared chicken	17,572	13,591
Packaging materials	7,598	6,547
Total Inventories	$285,473	$240,056

NOTE 4—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2018 audited financial statements in the Company's 2018 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and six months ended April 30, 2019 was $3.0 million and $5.9 million, respectively, as compared to total stock based compensation expense of $4.4 million and $10.6 million, respectively, for the three and six months ended April 30, 2018.
During the six months ended April 30, 2019, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 4,126 shares of restricted stock at an average price of $116.13 per share instead of a specified percentage of their cash compensation, and the Company issued 984 matching restricted shares. During the three and six months ended April 30, 2019, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $105,000 and $196,000, respectively, as compared to $103,000 and $165,000, respectively, during the three and six months ended April 30, 2018.
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
The target number of shares specified in the performance share agreements executed on November 1, 2018 totaled 74,650. As of April 30, 2019, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2017. The target number of shares specified in the agreements executed on November 1, 2017 totaled 53,850. As of April 30, 2019, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2016 have been earned at a level between the threshold and target levels for the return on equity performance criterion and between the target and maximum levels for the return on sales criterion, subject to the satisfaction of the additional one-year service period ending on October 31, 2019. Accordingly, the three and six months ended April 30, 2019 include compensation expense of $0.7 million and $1.3 million, respectively, related to those agreements, as compared to compensation expense of $1.5 million and $4.8 million, respectively, during the three and six months ended April 30, 2018. Because management's initial determination of probability was made during the three months ended January 31, 2018, and because the accrual is made using the cumulative catch-up method, the compensation expense recorded during the first half of fiscal 2018 related to the agreements entered into on November 1, 2016 was greater than that recorded during the first half of fiscal 2019. As of April 30, 2019, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2016 totaled 85,159 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining six months of the service period ending October 31, 2019. The Company will recognize the remaining $1.3 million of unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2017 and November 1, 2018 would be earned, an additional $7.8 million and $2.5 million, respectively, would have been accrued as of April 30, 2019.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended		Six Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
November 1, 2015	145,197 (a)	$—	$828	$—	$1,674
November 1, 2016	85,159 (e)	650	1,519	1,263	4,845
November 1, 2017 (1)	—	—	—	—	—
November 1, 2018 (1)	—	—	—	—	—
Total compensation cost		$650	$2,347	$1,263	$6,519

Note (1) - As of April 30, 2019, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2017 and 2018 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2018, the Company granted 74,650 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $102.18 per share and will vest on November 1, 2022. On February 14, 2019 the Company granted an aggregate of 13,684 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $120.61 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2019 related to all unvested restricted stock grants totaled 286,795. During the three and six months ended April 30, 2019, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.2 million and $4.4 million, respectively, related to restricted stock grants, as compared to $1.9 million and $3.9 million, respectively, during the three and six months ended April 30, 2018. The Company had $16.7 million in unrecognized share-based compensation costs as of April 30, 2019, which will be recognized over a weighted average remaining vesting period of approximately 2 years.
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
The following table presents earnings per share.

	Three Months Ended
	April 30, 2019	April 30, 2018
	(in thousands except per share amounts)
Net income	$40,636	$41,948
Distributed and undistributed (earnings) to unvested restricted stock	(597)	(598)
Distributed and undistributed earnings to common shareholders—Basic	$40,039	$41,350
Weighted average shares outstanding—Basic	21,830	22,511
Weighted average shares outstanding—Diluted	21,830	22,511
Earnings per common share—Basic	$1.83	$1.84
Earnings per common share—Diluted	$1.83	$1.84

	Six Months Ended
	April 30, 2019	April 30, 2018
	(in thousands except per share amounts)
Net income	$22,803	$93,154
Distributed and undistributed (earnings) to unvested restricted stock	(340)	(1,329)
Distributed and undistributed earnings to common shareholders—Basic	$22,463	$91,825
Weighted average shares outstanding—Basic	21,822	22,506
Weighted average shares outstanding—Diluted	21,822	22,506
Earnings per common share—Basic	$1.03	$4.08
Earnings per common share—Diluted	$1.03	$4.08

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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company's borrowings under its long-term debt were as follows:

	April 30, 2019		October 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$96.6	$100.0	$—	$—

NOTE 7—COMMITMENTS AND CONTINGENCIES
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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint, adding three additional poultry producers as defendants. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants, as well as Agri Stats. On April 29, 2019, the end-user consumer plaintiffs filed their fourth amended complaint. The parties are currently engaged in discovery.
Between December 8, 2017 and April 25, 2019, additional purported direct-purchaser entities individually brought twenty-five separate suits against nineteen poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. The parties are currently engaged in discovery. It is possible additional individual actions may be filed. Separately, the Company has become aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that includes a request to produce all discovery in the case to a grand jury. We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.

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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.

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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the plaintiffs filed a third amended complaint. The third amended complaint alleges that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019, and the parties are currently engaged in expert discovery. On April 1, 2019, the Company filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The motion is scheduled for a hearing on May 30, 2019. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of April 30, 2019. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 8—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2019, was $970.4 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of

April 30, 2019, the Company had borrowed $100.0 million, and had approximately $25.3 million outstanding in letters of credit, leaving $874.7 million of borrowing capacity available under the facility. As of May 29, 2019, the Company had borrowed $80.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $894.7 million of borrowing capacity available under the facility.
NOTE 9—INCOME TAXES
The Company’s estimated annual effective tax rates for the three and six months ended April 30, 2019 were 24.7% and 23.8%, respectively, as compared to 24.3% and (28.3)%, respectively, for the three and six months ended April 30, 2018. During the first quarter of fiscal 2018, the revaluation of our deferred taxes using the tax rate enacted by the Tax Cuts and Jobs Act during that quarter resulted in the recognition of a $37.5 million discrete income tax benefit. There were no other material discrete items affecting either period. Excluding the effects of discrete items, the Company's estimated annual effective tax rate for the six months ended April 30, 2019 would have been approximately 24.5%, as compared to an estimated annual effective tax rate of 24.4% for the six months ended April 30, 2018. The Company estimates its effective tax rate for the full fiscal year 2019, exclusive of discrete items, will be approximately 24.5%. As of April 30, 2019, the Company's deferred income tax liability was $69.5 million as compared to $62.8 million at October 31, 2018, an increase of $6.7 million.

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
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2019, was $970.4 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of April 30, 2019, the Company had borrowed $100.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $874.7 million of borrowing capacity available under the facility. As of May 29, 2019, the Company had borrowed $80.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $894.7 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.
EXECUTIVE OVERVIEW OF RESULTS
The Company's margins were relatively flat during the second quarter of fiscal 2019, when compared to the same period a year ago, reflecting increases in average selling prices and average costs of goods sold. The higher average selling prices were attributable to improved demand for products produced at our plants that process larger birds, sold primarily to food service and export customers, as well as for products produced at our plants that process medium sized birds, primarily sold to retail grocery store customers. There are extensive reports that African Swine Fever has killed a significant percentage of the hog herd in China. Due to the wide range of estimates, however, the extent of the loss is uncertain. A significant loss could have an effect on the global supply, demand and prices for alternative proteins, including our products.
Our higher average cost of goods sold reflect a slight increase in feed costs per pound of chicken processed and an increase in other costs of goods sold, details of which are described in the "Results of Operations" section below.
When combined, prices paid for corn and soybean meal were slightly higher during the second quarter of fiscal 2019 as compared to the same period a year ago. Those higher prices were partially offset by improved broiler performance, and the result was a slight increase in feed costs in broiler flocks processed as compared to the second quarter of fiscal 2018. We have priced a portion of our corn and soybean meal needs through September 2019. Both corn and soybean balance tables remain healthy, but, due to the planting delays caused by wet conditions across the Midwest, prices have recently trended higher.

Historically, when a significant number of acres intended for corn have been planted after May 31, corn yields have declined, which could lead to higher cash market prices for corn. We are unable to predict whether and to what extent wet weather will affect grain prices. Had we priced our remaining fiscal 2019 needs at May 29, 2019 cash market prices, our cost of feed grains based on fiscal 2018 volumes would be approximately $31.4 million lower during fiscal 2019 as compared to fiscal 2018.
RESULTS OF OPERATIONS
Net sales for the second quarter ended April 30, 2019 were $845.2 million as compared to $813.5 million for the second quarter ended April 30, 2018, an increase of $31.8 million, or 3.9%. Net sales of poultry products for the second quarter ended April 30, 2019 and 2018, were $782.9 million and $768.6 million, respectively, an increase of $14.3 million, or 1.9%. The increase in net sales of poultry products resulted from a 3.5% increase in the average sales price of poultry products sold, partially offset by a 1.5% decrease in the pounds of poultry products sold. During the second quarter of fiscal 2019, the Company sold 1,051.4 million pounds of poultry products to outside customers, down from 1,067.9 million pounds during the second quarter of fiscal 2018. The decrease in pounds of poultry products sold to outside customers was primarily attributable to a 9.4 million pound increase in the quantity of poultry products transferred internally to our prepared chicken facility. During the second quarter of fiscal 2019, 21.5 million pounds of poultry products were transferred to the prepared chicken facility, as compared to 12.0 million pounds transferred during the second quarter of fiscal 2018. Overall, market prices for poultry products increased during the second quarter of fiscal 2019 as compared to the same quarter of fiscal 2018. When compared to the second quarter of fiscal 2018, Urner Barry average market prices for tenders, jumbo wings and boneless thigh meat increased by 4.4%, 32.7% and 3.5%, respectively, while average market prices for boneless breast meat and leg quarters decreased by 2.4% and 7.0%, respectively. Average realized prices for chicken products sold to retail grocery store customers slightly decreased during the second quarter of fiscal 2019, as compared to the second quarter of fiscal 2018, but continue to reflect stable demand. Net sales of prepared chicken products for the quarters ended April 30, 2019 and 2018 were $62.3 million and $44.9 million, respectively, representing an increase of 38.8%. This increase resulted from a 46.0% increase in the pounds of prepared chicken products sold, partially offset by a 4.9% decrease in the average sales price of prepared chicken products sold. During the second quarter of fiscal 2019, the Company sold 33.3 million pounds of prepared chicken products, up from 22.8 million pounds during the second quarter of fiscal 2018.
Net sales for the first six months of fiscal 2019 were $1,588.6 million, as compared to $1,585.4 million for the first six months of fiscal 2018, an increase of $3.2 million, or 0.2%. Net sales of poultry products for the first six months of fiscal 2019 and 2018 were $1,468.6 million and $1,500.0 million, respectively, a decrease of $31.4 million, or 2.1%. The decrease in the net sales of poultry products resulted from a 2.7% decrease in the pounds of poultry products sold, partially offset by a slight increase in the average sales price of poultry products sold. During the first six months of fiscal 2019, the Company sold 2,116.1 million pounds of poultry products to outside customers, down from 2,173.8 million pounds during the first six months of fiscal 2018. The decrease in pounds of poultry products sold to outside customers was primarily attributable to a 21.8 million pound increase in the quantity of poultry products transferred internally to our prepared chicken facility. Overall, market prices for poultry products increased during the first six months of fiscal 2019 as compared to the same period of fiscal 2018. When compared to the first six months of fiscal 2018, Urner Barry average market prices for tenders, jumbo wings and boneless thigh meat increased by 2.5%, 12.4% and 4.6%, respectively, while average market prices for boneless breast meat and leg quarters decreased by 4.7% and 14.9%, respectively. Average realized prices for chicken products sold to retail grocery store customers were relatively flat during the first six months of fiscal 2019, as compared to the same period of fiscal 2018, and continue to reflect stable demand. Net sales of prepared chicken products for the six months ended April 30, 2019 and 2018 were $120.0 million and $85.4 million, respectively, representing an increase of 40.5%. This increase resulted from a 49.2% increase in the pounds of prepared chicken products sold, partially offset by a 5.8% decrease in the average sales price of prepared chicken products sold. During the first six months of fiscal 2019, the Company sold 64.7 million pounds of prepared chicken products, up from 43.3 million pounds during the first six months of fiscal 2018.
Cost of sales for the second quarter of fiscal 2019 was $740.8 million as compared to $703.4 million during the second quarter of fiscal 2018, an increase of $37.4 million, or 5.3%. Cost of sales of poultry products during the second quarter of fiscal 2019, as compared to the second quarter of fiscal 2018, was $682.9 million and $660.3 million, respectively, which represents a 5.1% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from a $0.0348 per pound, or 9.4%, increase in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0075, or 3.0%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended April 30, 2019			Three Months Ended April 30, 2018			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$27,175		$0.4041	$31,855		$0.4405	$(4,680)	$(0.0364)
Feed in broilers processed	275,411		0.2541	269,204		0.2466	6,207	0.0075
All other cost of sales	438,322		0.4044	403,443		0.3696	34,879	0.0348
Less: Ending Inventory	33,327		0.4259	30,428		0.3745	2,899	0.0514
Total poultry cost of sales	$707,581	(1)	$0.6596	$674,074	(1)	$0.6242	$33,507	$0.0354
Pounds:
Beginning Inventory	67,244			72,322
Poultry processed	1,084,008			1,091,576
Poultry sold	1,072,820	(1)		1,079,909	(1)
Ending Inventory	78,247			81,259
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0348 per pound processed, or 9.4%, during this year’s second fiscal quarter compared to the same quarter a year ago. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during the last month of the first quarter of fiscal 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the new complex reaches full capacity. Excluding the Tyler facilities, other costs of sales would have increased by $0.0211 per pound processed, or 5.7%. This increase is primarily attributable to higher contract grower pay, labor, maintenance and repair, and freight costs. The increase in freight cost is attributable to the Company's adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net income during the second quarter of fiscal 2019, freight cost was negatively impacted during the quarter, and the negative impact to freight cost was offset by a corresponding increase to revenue. For more information regarding the Company's adoption of ASU 2014-09, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue."
Cost of sales of the Company’s prepared chicken products during the second quarter of fiscal 2019 were $57.9 million as compared to $43.1 million during the same quarter a year ago, an increase of $14.8 million, or 34.2%. This increase was primarily attributable to a 46.0% increase in the pounds of prepared chicken sold, partially offset by an 8.1% decrease in the average cost per pound of prepared chicken products sold.
Cost of sales for the first six months of fiscal 2019 was $1,449.2 million, as compared to $1,405.5 million during the first six months of fiscal 2018, an increase of $43.7 million, or 3.1%. Cost of sales of poultry products during the first six months of fiscal 2019, as compared to the first six months of fiscal 2018, was $1,341.1 million and $1,327.2 million, respectively, which represents a 1.0% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "NOTE (2)," the increase in the cost of sales per pound of poultry products resulted from a $0.0284 per pound, or 7.7%, increase in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0041, or 1.7%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Six Months Ended April 30, 2019			Six Months Ended April 30, 2018			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$30,973		$0.3686	$37,769		$0.4437	$(6,796)	$(0.0751)
Feed in broilers processed	536,262		0.2497	534,961		0.2456	1,301	0.0041
All other cost of sales	849,339		0.3955	799,492		0.3671	49,847	0.0284
Less: Ending Inventory	33,327		0.4259	30,428		0.3745	2,899	0.0514
Total poultry cost of sales	$1,383,247	(1)	$0.6413	$1,341,794	(1) (2)	$0.6159	$41,453	$0.0254
Pounds:
Beginning Inventory	84,020			85,120
Poultry processed	2,147,661			2,178,010	(2)
Poultry sold	2,157,001	(1)		2,178,693	(1) (2)
Ending Inventory	78,247			81,259
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
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0284 per pound processed, or 7.7%, during the first six months of fiscal 2019, as compared to the same period a year ago. During the first six months of fiscal 2019, other costs of sales of poultry products include a reversal of the $9.6 million live inventory write-down recorded during the fourth quarter of fiscal 2018. Excluding the benefit from that reversal, other cost of sales of poultry products increased by $0.0328 per pound processed, or 8.9%, during the first six months of fiscal 2019, as compared to the same period a year ago. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during the last month of the first quarter of fiscal 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the new complex reaches full capacity. Excluding the Tyler facilities, other costs of sales would have increased by $0.0214 per pound processed, or 5.8%. This increase is primarily attributable to higher contract grower pay, labor, antimicrobial intervention, maintenance and repair, and freight costs. The increase in freight cost is attributable to the Company's adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net income during the first six months of fiscal 2019, freight cost was negatively impacted during the period, and the negative impact to freight cost was offset by a corresponding increase to revenue. For more information regarding the Company's adoption of ASU 2014-09, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue."
The Company recorded the value of live broiler inventories on hand at April 30, 2019 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at April 30, 2019 or April 30, 2018.

Selling, general and administrative ("SG&A") costs during the second quarter of fiscal 2019 were $49.2 million, a decrease of $5.8 million compared to the $55.0 million during the second quarter of fiscal 2018. SG&A costs during the six months ended April 30, 2019 were $107.8 million, an increase of $0.2 million compared to the $107.6 million during the six months ended April 30, 2018. The following tables include the components of SG&A costs for the three and six months ended April 30, 2019 and 2018.
Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Increase/(Decrease)
Advertising expense	$3,049	$8,799	$(5,750)
Start-up expense (Tyler)	—	2,412	(2,412)
Stock compensation expense	2,754	4,228	(1,474)
Trainee expense	4,390	5,642	(1,252)
Legal expense	6,148	5,526	622
Administrative salaries	11,306	10,553	753
All other SG&A	21,583	17,877	3,706
Total SG&A	$49,230	$55,037	$(5,807)

Selling, General and Administrative Costs
(in thousands)

Description	Six Months Ended April 30, 2019	Six Months Ended April 30, 2018	Increase/(Decrease)
Start-up expense (Tyler)	$9,361	$3,258	$6,103
Legal expense	11,704	8,118	3,586
Administrative salaries	22,485	20,764	1,721
Trainee expense	9,093	10,831	(1,738)
Stock compensation expense	5,494	10,279	(4,785)
Advertising expense	6,481	17,573	(11,092)
All other SG&A	43,147	36,789	6,358
Total SG&A	$107,765	$107,612	$153
Regarding both tables above, the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 1. Legal Proceedings" of this Form 10-Q. The decrease in stock compensation expense is the result of management determining during the first quarter of fiscal 2018 that it was probable the performance shares granted on November 1, 2016 would be earned at some level. Accordingly, a catch-up accrual was recorded during the first quarter of fiscal 2018 and normal monthly accruals were made during the second quarter of fiscal 2018. No such accruals for any performance shares granted after November 1, 2016 were made during the first or second quarters of fiscal 2019, because management is currently unable to determine that it is probable that the performance shares granted on November 1, 2017 and November 1, 2018 will be earned. Stock compensation is further described in "Part I, Item 1, Notes to condensed consolidated financial statements, Note 4 - Stock Compensation Plans." The decrease in advertising expense is the result of the Company's decision to scale back its television and radio advertising during fiscal 2019. The increase in all other SG&A expenses is primarily attributable to the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net income during the second quarter and first six months of fiscal 2019, SG&A expenses were negatively impacted during the periods, and the negative impact to SG&A expenses was offset by a corresponding increase to revenue. For more information regarding the Company’s adoption of ASU 2014-09, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue."

The Company’s operating income for the three and six months ended April 30, 2019 was $55.2 million and $31.6 million, respectively, as compared to operating income for the three and six months ended April 30, 2018 of $55.0 million and $72.3 million, respectively. The decrease in operating margin for the six months ended April 30, 2019, as compared to the same period a year ago, resulted primarily from higher average costs of goods sold combined with relatively flat average selling prices.
The Company recognized no interest income during the second quarter and first six months of fiscal 2019, as compared to $0.9 million and $1.3 million, respectively, of interest income during the second quarter and first six months of fiscal 2018. Interest expense during the second quarter and first six months of fiscal 2019 was $1.2 million and $1.7 million, respectively, as compared to $0.5 million and $1.0 million, respectively, during the second quarter and first six months of fiscal 2018. During the first quarter of fiscal 2019, the Company capitalized approximately $0.3 million of interest costs related to the construction of the new complex in Lindale, Mineola and Smith County, Texas,
The Company’s estimated annual effective tax rates for the three and six months ended April 30, 2019 were 24.7% and 23.8%, respectively, as compared to 24.3% and (28.3)%, respectively, for the three and six months ended April 30, 2018. During the first quarter of fiscal 2018, the revaluation of our deferred taxes using the tax rate enacted by the Tax Cuts and Jobs Act during that quarter resulted in the recognition of a $37.5 million discrete income tax benefit. There were no other material discrete items affecting the comparative periods. Excluding the effects of discrete items, the Company's estimated annual effective tax rates for the first six months of fiscal 2019 and 2018 would have been approximately 24.5% and 24.4%, respectively. The Company estimates its effective tax rate for the full fiscal year 2019, exclusive of discrete items, will be approximately 24.5%.
As of April 30, 2019, the Company's deferred income tax liability was $69.5 million as compared to $62.8 million at October 31, 2018, an increase of $6.7 million.
During the three and six months ended April 30, 2019, the Company’s net income was $40.6 million, or $1.83 per share, and $22.8 million, or $1.03 per share, respectively. For the three and six months ended April 30, 2018, the Company’s net income was $41.9 million, or $1.84 per share, and $93.2 million, or $4.08 per share, respectively. The decrease in net income for the first six months of fiscal 2019 as compared to the same period in fiscal 2018 is primarily attributable to a higher tax rate, which is due to the discrete benefit recognized during the first quarter of fiscal 2018 and no such benefit recognized during the first six months of fiscal 2019, and higher average costs of goods sold, partially offset by slightly higher average selling prices.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2019 was $405.7 million, and its current ratio, calculated by dividing current assets by current liabilities, was 3.4 to 1. The Company’s working capital and current ratio at October 31, 2018 were $367.6 million and 2.8 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2019 include cash on hand at October 31, 2018, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. As of April 30, 2019, the Company had borrowed $100.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $874.7 million of borrowing capacity available under the facility. As of May 29, 2019, the Company had borrowed $80.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $894.7 million of borrowing capacity available under the facility.
The Company’s cash position at April 30, 2019 and October 31, 2018 consisted of $96.9 million and $121.2 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at April 30, 2019 and October 31, 2018 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the six months ended April 30, 2019 totaled $49.8 million, as compared to cash flows provided by operating activities of $46.0 million during the six months ended April 30, 2018. Cash flows from operating activities increased by $3.8 million, resulting from offsetting cash flows. During the first six months of fiscal 2019, the Company realized lower margins due to an increase in the average cost of goods sold, as compared to the fist six months of fiscal 2018, which more than offset the slight increase in average selling prices during the same comparative periods. The lower margins were partially offset by the change in cash paid or received for income taxes during the first six months of fiscal 2019, as compared to the first six months of fiscal 2018. During the first six months of fiscal 2019, the Company's net cash receipts from income taxes totaled approximately $26.9 million, as compared to approximately $39.0 million in net cash paid for income taxes during the first six months of fiscal 2018. Further offsetting the lower margins is the change in cash bonuses paid by the Company, which totaled approximately $36.0 million during the first three months of fiscal 2018, as compared to no cash bonuses paid during the first three months of fiscal 2019. The bonuses paid during the first three months of fiscal 2018 related to fiscal 2017 performance.
Cash flows used in investing activities during the first six months of fiscal 2019 and 2018 were $161.4 million and $126.0 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2019 were approximately $162.3 million, and included approximately $54.8 million related to construction at the Tyler, Texas complex, and approximately $9.4 million related to final payments made under purchase agreements for delivery of new aircraft. Capital expenditures for the first six months of fiscal 2018 were $126.9 million, including approximately $41.2 million related to construction at the Tyler, Texas complex and approximately $24.3 million related to progress payments made under the aircraft purchase agreements.
Cash flows provided by financing activities during the six months ended April 30, 2019 totaled $87.3 million, as compared to cash flows used in financing activities of $12.0 million during the six months ended April 30, 2018. The change in cash flows from financing activities is primarily attributable to the Company's borrowing $100.0 million under its revolving credit facility during the first six months of fiscal 2019, as compared to no borrowings during the first six months of fiscal 2018.
As of May 20, 2019, the Company’s capital budget for fiscal 2019, excluding operating leases, is approximately $255.0 million. The Company expects the 2019 capital budget to be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. The fiscal 2019 capital budget includes approximately $70.5 million combined for multiple large-scale equipment upgrades and corresponding building upgrades at multiple complexes, approximately $55.5 million for the final stages of construction of the Company's new Tyler, Texas complex, and approximately $9.4 million for final payments due under purchase agreements for delivery of new aircraft. Excluding the budgets for the projects detailed above, the fiscal 2019 capital budget is approximately $119.6 million. These amounts are estimates and are subject to change as we move through fiscal 2019.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2019, was $970.4 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of April 30, 2019, the Company had borrowed $100.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $874.7 million of borrowing capacity available under the facility. As of May 29, 2019, the Company had borrowed $80.0 million under the facility, and had approximately $25.3 million outstanding in letters of credit, leaving $894.7 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.

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
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718, Compensation - Stock Compensation, to include all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which intends to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2019, the Company purchased approximately 28.3 million bushels of corn and approximately 283,050 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $28.3 million in the second quarter of fiscal 2019. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.8 million.
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

During the second quarter of fiscal 2019, the Company’s average feed cost per pound of broilers processed totaled $0.2541 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0261, based on the quantity of grain used during the second quarter of fiscal 2019. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0026 during the second quarter of fiscal 2019.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second quarter of fiscal 2019:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2019	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	28.3 million bushels	$1.00 per bushel	$28.3 million	$0.0261/lb processed
Soybean meal	283,050 tons	$10.00 per ton	$2.8 million	$0.0026/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At April 30, 2019 the Company had no fixed-rate debt on its balance sheet; however, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.

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
As of April 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2019.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint, adding three additional poultry producers as defendants. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants, as well as Agri Stats. On April 29, 2019, the end-user consumer plaintiffs filed their fourth amended complaint. The parties are currently engaged in discovery.
Between December 8, 2017 and April 25, 2019, additional purported direct-purchaser entities individually brought twenty-five separate suits against nineteen poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois and the United States District Court for the District of Kansas. These suits allege substantially similar claims to the direct purchaser class complaint described above. Those filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. The parties are currently engaged in discovery. It is possible additional individual actions may be filed. Separately, the Company has become aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that includes a request to produce all discovery in the case to a grand jury. We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs seek an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which includes substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. On February 13, 2018, the Company filed a motion for sanctions under Federal Rule of Civil Procedure 11 on the basis that Plaintiffs and their counsel knowingly included false or inaccurate statements and unsupported allegations in their complaints and other filings. The Court denied that motion on April 2, 2018. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continue to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the plaintiffs filed a third amended complaint. The third amended complaint alleges that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019, and the parties are currently engaged in expert discovery. On April 1, 2019, the Company filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The motion is scheduled for a hearing on May 30, 2019. The Company continues to vigorously defend itself; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of April 30, 2019. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

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
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2019, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Feb. 1 - Feb. 28, 2019	9,978	$120.46	9,978	1,176,615
Mar. 1 - Mar. 31, 2019	1,373	131.60	1,373	1,176,615
Apr. 1 - Apr. 30, 2019	845	143.64	845	1,176,615
Total	12,196	$123.32	12,196	1,176,615
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

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
Exhibit 10.1 Credit Agreement dated March 21, 2019 among Sanderson Farms, Inc., BMO Harris Bank N.A. as agent for the banks defined therein, and the banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on March 27, 2019.)
Exhibit 10.2 Guaranty Agreement dated March 21, 2019 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on March 27, 2019.)

Exhibit 31.1* Certification of Chief Executive Officer.
Exhibit 31.2* Certification of Chief Financial Officer.
Exhibit 32.1** Section 1350 Certification.
Exhibit 32.2** Section 1350 Certification.
Exhibit 101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

10.1
Exhibit 10.1 Credit Agreement dated March 21, 2019 among Sanderson Farms, Inc., BMO Harris Bank N.A. as agent for the banks defined therein, and the banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on March 27, 2019.)

10.2
Exhibit 10.2 Guaranty Agreement dated March 21, 2019 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on March 27, 2019.)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
___________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.
(Registrant)

Date: May 30, 2019	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: May 30, 2019	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer