Form 10-Q
period 2019-07-31
SANDERSON FARMS INC
filed 2019-08-29
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
(601) 649-4030
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value per share	SAFM	NASDAQ
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,152,741 shares outstanding as of August 27, 2019.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	July 31, 2019	October 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$74,262	$121,193
Accounts receivable, net	132,226	121,932
Receivable from insurance companies	5,600	7,094
Inventories	306,246	240,056
Refundable income taxes	7,255	32,974
Prepaid expenses and other current assets	60,334	43,240
Total current assets	585,923	566,489
Property, plant and equipment	2,114,730	1,961,497
Less accumulated depreciation	(934,091)	(873,909)
	1,180,639	1,087,588
Other assets	7,423	5,363
Total assets	$1,773,985	$1,659,440
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$115,003	$128,936
Dividends payable	7,089	—
Accrued expenses	76,909	69,953
Total current liabilities	199,001	198,889
Long-term debt	30,000	—
Claims payable and other liabilities	10,726	9,865
Deferred income taxes	83,793	62,793
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,152,741 and 22,099,780 at July 31, 2019 and October 31, 2018, respectively	22,153	22,100
Paid-in capital	88,891	81,269
Retained earnings	1,339,421	1,284,524
Total stockholders’ equity	1,450,465	1,387,893
Total liabilities and stockholders’ equity	$1,773,985	$1,659,440
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net sales	$945,152	$852,434	$2,533,769	$2,437,856
Cost and expenses:
Cost of sales	824,144	781,568	2,273,377	2,187,079
Selling, general and administrative	52,226	55,778	159,991	163,390
	876,370	837,346	2,433,368	2,350,469
Operating income	68,782	15,088	100,401	87,387
Other income (expense):
Interest income	—	745	—	2,069
Interest expense	(1,492)	(519)	(3,174)	(1,548)
Other	4	3	6	9
	(1,488)	229	(3,168)	530
Income before income taxes	67,294	15,317	97,233	87,917
Income tax expense (benefit)	13,932	3,842	21,068	(16,712)
Net income	$53,362	$11,475	$76,165	$104,629
Earnings per share:
Basic	$2.41	$0.50	$3.44	$4.58
Diluted	$2.41	$0.50	$3.44	$4.58
Dividends per share	$0.32	$0.32	$0.96	$0.96
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2018	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2017	22,802,690	$22,803	$134,999	$1,275,060	$1,432,862
Net income - First Quarter 2018	—	—	—	51,206	51,206
Cash dividends ($0.32 per share)	—	—	—	(7,305)	(7,305)
Stock compensation plan transactions	26,208	26	(4,188)	—	(4,162)
Amortization of unearned compensation	—	—	5,730	—	5,730
Balance at January 31, 2018	22,828,898	$22,829	$136,541	$1,318,961	$1,478,331
Net income - Second Quarter 2018	—	—	—	41,948	41,948
Cash dividends ($0.32 per share)	—	—	—	(7,308)	(7,308)
Stock compensation plan transactions	7,509	7	1,042	—	1,049
Amortization of unearned compensation	—	—	3,934	—	3,934
Balance at April 30, 2018	22,836,407	$22,836	$141,517	$1,353,601	$1,517,954
Net income - Third Quarter 2018	—	—	—	11,475	11,475
Cash dividends ($0.32 per share)	—	—	—	(7,309)	(7,309)
Stock compensation plan transactions	1,549	2	132	—	134
Amortization of unearned compensation	—	—	2,758	—	2,758
Balance at July 31, 2018	22,837,956	$22,838	$144,407	$1,357,767	$1,525,012

Fiscal Year 2019	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2018	22,099,780	$22,100	$81,269	$1,284,524	$1,387,893
Net loss - First Quarter 2019	—	—	—	(17,833)	(17,833)
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	53,688	53	(2,126)	—	(2,073)
Amortization of unearned compensation	—	—	2,313	—	2,313
Balance at January 31, 2019	22,153,468	$22,153	$81,456	$1,259,602	$1,363,211
Net income - Second Quarter 2019	—	—	—	40,636	40,636
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	777	1	1,628	—	1,629
Amortization of unearned compensation	—	—	2,325	—	2,325
Balance at April 30, 2019	22,154,245	$22,154	$85,409	$1,293,149	$1,400,712
Net income - Third Quarter 2019	—	—	—	53,362	53,362
Cash dividends ($0.32 per share)	—	—	—	(7,090)	(7,090)
Stock compensation plan transactions	(1,504)	(1)	115	—	114
Amortization of unearned compensation	—	—	3,367	—	3,367
Balance at July 31, 2019	22,152,741	$22,153	$88,891	$1,339,421	$1,450,465
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended July 31,
	2019	2018
Operating activities
Net income	$76,165	$104,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,829	81,549
Amortization of share-based compensation	9,661	13,697
Live inventory adjustment	(9,600)	—
Provision for losses (recoveries) on accounts receivable	(2,000)	—
Deferred income taxes	21,000	(23,862)
Change in assets and liabilities:
Accounts receivable - trade	(8,294)	7,947
Accounts receivable - insurance	1,494	—
Income taxes	25,719	(32,915)
Inventories	(56,590)	(29,291)
Prepaid expenses and other assets	(17,729)	(5,539)
Accounts payable	5,330	17,249
Accrued expenses and other liabilities	9,099	(29,559)
Total adjustments	75,919	(724)
Net cash provided by operating activities	152,084	103,905
Investing activities
Capital expenditures	(210,878)	(216,587)
Net proceeds from sale of property and equipment	1,535	892
Net cash used in investing activities	(209,343)	(215,695)
Financing activities
Payment of debt issuance costs	(2,225)	—
Borrowings from revolving line of credit	100,000	—
Payments on revolving line of credit	(70,000)	—
Proceeds from issuance of restricted stock under stock compensation plans	708	1,119
Payments from issuance of common stock under stock compensation plans	(3,976)	(5,717)
Dividends paid	(14,179)	(14,613)
Net cash provided by (used in) financing activities	10,328	(19,211)
Net change in cash and cash equivalents	(46,931)	(131,001)
Cash and cash equivalents at beginning of period	121,193	419,285
Cash and cash equivalents at end of period	$74,262	$288,284
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,659	$13,033
Dividends payable	$7,089	$7,308
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2019
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2019.
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
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring lessees to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company is required to adopt this guidance during its first quarter of fiscal 2020, and intends to use the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements. Upon adoption, based on our review of the Company's lease agreements and assessments performed to date, management expects to recognize right-of-use assets and lease liabilities primarily related to transportation equipment. We do not expect adoption to have a material impact on our consolidated statements of operations and cash flows.
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
The cost incurred for shipping and handling activities to deliver the product to the customer is recognized in cost of sales during the period in which the corresponding revenue is recognized. Where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for those expenses as fulfillment costs in cost of sales, rather than an additional promised service. This accounting treatment is the same as the accounting treatment prior to the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers. The Company has, prior to the adoption of ASU 2014-09, accounted for freight one of two ways. First, when the Company's agreement with its customer did not authorize the Company to invoice the customer separately for freight, the Company attempted to negotiate a higher price, and paid freight costs associated with the sale. In these instances, that cost was booked as an expense in cost of sales. In some instances, the Company's agreements with its customers authorize the Company to invoice the customer for freight costs separately on its invoice to the customer. Under these arrangements, the Company has previously accounted for freight by recognizing revenue net of the freight costs. Subsequent to the adoption of ASU 2014-09, both arrangements are accounted for in the same manner. That is, in both instances, revenue is reported gross of any freight charge, and all freight costs are accounted for as cost of sales. Because we adopted ASU 2014-09 using the modified-retrospective transition method, we did not restate prior-period financial statements, and the separately-invoiced freight costs from periods prior to fiscal 2019 remain presented as a reduction to cost of sales. During the third quarter of fiscal 2019, we recognized revenue of approximately $5.9 million related to those freight charges, as compared to approximately $6.1 million recognized as a reduction to cost of sales during the third quarter of fiscal 2018. During the first nine months of fiscal 2019, we recognized revenue of approximately $19.2 million related to those freight charges, as compared to approximately $14.6 million recognized as a reduction to cost of sales during the first nine months of fiscal 2018.
Due to the nature of our contracts, commissions associated with such contracts provide only a short-term benefit (i.e. less than one year); therefore, with our adoption of ASU 2014-09, we recognize costs of commissions paid to third-party brokers as selling, general and administrative expenses effective as of November 1, 2018. Prior to our adoption of ASU 2014-09, those commissions were recognized as a reduction of revenue. Because we transitioned using the modified-retrospective method, we did not restate prior-period financial statements, and those commissions from periods prior to fiscal 2019 remain presented as a reduction to revenue. During the third quarter of fiscal 2019, we recognized approximately $2.9 million in commissions as selling, general and administrative expenses, as compared to approximately $2.9 million recognized as a reduction to revenue during the third quarter of fiscal 2018. During the first nine months of fiscal 2019, we recognized approximately $8.1 million in commissions as selling, general and administrative expenses, as compared to approximately $8.1 million recognized as a reduction to revenue during the first nine months of fiscal 2018.
Disaggregation of Revenue

The following table disaggregates our net sales by product category (in millions):

Product Category	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2019
Fresh, vacuum-sealed chicken	$365.4	$956.2
Fresh, chill-packed chicken	301.8	839.6
Fresh, ice-packed chicken	146.2	378.6
Prepared chicken	67.8	187.2
Frozen chicken	58.1	150.8
Other	5.9	21.4
Total net sales	$945.2	$2,533.8

NOTE 3—INVENTORIES
Inventories consisted of the following (in thousands):

Inventory type	July 31, 2019	October 31, 2018
Live poultry-broilers and breeders	$196,094	$150,980
Feed, eggs and other	44,184	37,965
Processed poultry	43,300	30,973
Prepared chicken	14,941	13,591
Packaging materials	7,727	6,547
Total Inventories	$306,246	$240,056

NOTE 4—STOCK COMPENSATION PLANS
Refer to Note 8 and Note 9 of the Company’s October 31, 2018 audited financial statements in the Company's 2018 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and nine months ended July 31, 2019 was $3.8 million and $9.7 million, respectively, as compared to total stock based compensation expense of $3.1 million and $13.7 million, respectively, for the three and nine months ended July 31, 2018.
During the nine months ended July 31, 2019, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 5,800 shares of restricted stock at an average price of $122.02 per share instead of a specified percentage of their cash compensation, and the Company issued 1,378 matching restricted shares. During the three and nine months ended July 31, 2019, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $63,000 and $259,000, respectively, as compared to $46,000 and $211,000, respectively, during the three and nine months ended July 31, 2018.
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

The target number of shares specified in the performance share agreements executed on November 1, 2018 totaled 74,650. As of July 31, 2019, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2017. As of July 31, 2019, the Company could not determine that achievement of the applicable return on equity criterion for the November 1, 2017 agreements is probable due to actual performance during the first twenty-one months of the performance period and the uncertainties discussed above; however, as of July 31, 2019, the Company has determined that achievement of the return on sales criterion for the November 1, 2017 agreements is probable at a level between the threshold and target levels. Accordingly, because the accrual is made using the cumulative catch-up method, the quarter and nine months ended July 31, 2019 include compensation expense of $1.2 million, included in the total stock based compensation expense above, related to the agreements executed on November 1, 2017, as compared to no compensation expense related to those same agreements recorded during the quarter and nine months ended July 31, 2018. As of July 31, 2019, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2017 totaled 14,022 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining three months of the performance period ending October 31, 2019, and due to potential forfeitures. The Company will recognize the remaining unearned compensation related to these agreements over the remaining service period, which ends on October 31, 2020.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2016 have been earned at a level between the threshold and target levels for the return on equity criterion and between the target and maximum levels for the return on sales criterion, subject to the satisfaction of the additional one-year service period ending on October 31, 2019. Accordingly, the three and nine months ended July 31, 2019 include compensation expense of $0.6 million and $1.9 million, respectively, related to those agreements, as compared to compensation expense of $0.4 million and $5.2 million, respectively, during the three and nine months ended July 31, 2018. Because management's initial determination of probability was made during the three months ended January 31, 2018, and because the accrual is made using the cumulative catch-up method, the compensation expense recorded during the first nine months of fiscal 2018 related to the agreements entered into on November 1, 2016 was greater than that recorded during the first nine months of fiscal 2019. As of July 31, 2019, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2016 totaled 84,511 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining three months of the service period ending October 31, 2019. The Company will recognize the remaining $0.6 million of unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2017 and November 1, 2018 would be earned, an additional $7.8 million and $3.7 million, respectively, would have been accrued as of July 31, 2019.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended		Nine Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
November 1, 2015	145,197 (a)	$—	$843	$—	$2,517
November 1, 2016	84,511 (e)	596	379	1,859	5,224
November 1, 2017	14,022 (e)	1,212	—	1,212	—
November 1, 2018 (1)	—	—	—	—	—
Total compensation cost		$1,808	$1,222	$3,071	$7,741

Note (1) - As of July 31, 2019, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2018 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2018, the Company granted 74,650 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $102.18 per share and will vest on November 1, 2022. On

February 14, 2019, the Company granted an aggregate of 13,684 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $120.61 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2019 related to all unvested restricted stock grants totaled 284,270. During the three and nine months ended July 31, 2019, the Company recorded compensation expense, included in the total stock based compensation expense above, of $1.9 million and $6.3 million, respectively, related to restricted stock grants, as compared to $1.8 million and $5.7 million, respectively, during the three and nine months ended July 31, 2018. The Company had $14.1 million in unrecognized share-based compensation costs as of July 31, 2019, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 9 months.
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
The following tables present earnings per share:

	Three Months Ended
	July 31, 2019	July 31, 2018
	(in thousands except per share amounts)
Net income	$53,362	$11,475
Distributed and undistributed (earnings) to unvested restricted stock	(766)	(163)
Distributed and undistributed earnings to common shareholders—Basic	$52,596	$11,312
Weighted average shares outstanding—Basic	21,835	22,513
Weighted average shares outstanding—Diluted	21,835	22,513
Earnings per common share—Basic	$2.41	$0.50
Earnings per common share—Diluted	$2.41	$0.50

	Nine Months Ended
	July 31, 2019	July 31, 2018
	(in thousands except per share amounts)
Net income	$76,165	$104,629
Distributed and undistributed (earnings) to unvested restricted stock	(1,125)	(1,493)
Distributed and undistributed earnings to common shareholders—Basic	$75,040	$103,136
Weighted average shares outstanding—Basic	21,826	22,508
Weighted average shares outstanding—Diluted	21,826	22,508
Earnings per common share—Basic	$3.44	$4.58
Earnings per common share—Diluted	$3.44	$4.58

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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. The fair value and carrying value of the Company's borrowings under its long-term debt were as follows:

	July 31, 2019		October 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$29.0	$30.0	$—	$—

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
On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint, adding three additional poultry producers as defendants. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants, as well as Agri Stats. On April 29, 2019, the end-user consumer plaintiffs filed their fourth amended complaint. The parties are currently engaged in discovery, subject to the limited stay discussed below.
Between December 8, 2017 and August 23, 2019, additional purported direct-purchaser entities individually brought thirty-one separate suits against nineteen poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. All but one of the cases filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of

Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those complaints that allege claims under federal and Georgia RICO statutes against it. The motion will be fully briefed on September 20, 2019. The parties are currently engaged in discovery, subject to the limited stay discussed below. It is possible additional individual actions may be filed.
The Company is aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that included a request to produce all discovery in the case to a grand jury. The Company has not been subpoenaed in connection with the Department of Justice investigation. On June 28, 2019, the Court in In re Broiler Chicken Antitrust Litigation permitted the United States Department of Justice to intervene in the case, as well as ordered certain discovery stayed until September 27, 2019.
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
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time. Separately, the Company has become aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from Office of the Attorney General, Department of Legal Affairs, of the State of Florida, an antitrust civil investigative demand that includes a request to produce all documents submitted by the recipients to the Department of Justice relating to In re Broiler Chicken Antitrust Litigation. The Company is also aware that certain plaintiffs' counsel in In re Broiler Chicken Antitrust Litigation received from the Louisiana Department of Justice - Office of the Attorney General a Civil Investigation Demand that included a request to produce all deposition transcripts from the civil litigation.
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs sought an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which included substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continued to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the remaining plaintiffs filed a third amended complaint. The third amended complaint alleged that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019. On April 1, 2019, the Company filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The Court held a hearing on the Company’s motion on May 30, 2019. On July 31, 2019, the Court granted the Company’s motion without prejudice, stating that dismissal for lack of standing must be without prejudice, but denied the plaintiffs leave to amend their complaint. It is possible that the plaintiffs may attempt to challenge the ruling, and the Company cannot predict the outcome of any such challenge or subsequent activity related to this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of July 31, 2019. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 8—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2019, was $998.4 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of July 31, 2019, the Company had borrowed $30.0 million, and had approximately $21.6 million outstanding in letters of credit, leaving $948.4 million of borrowing capacity available under the facility. As of August 28, 2019, the Company had borrowed $55.0 million under the facility, and had approximately $21.6 million outstanding in letters of credit, leaving $923.4 million of borrowing capacity available under the facility.
NOTE 9—INCOME TAXES
The Company’s estimated annual effective tax rates for the three and nine months ended July 31, 2019 were 20.7% and 21.7%, respectively, as compared to 25.1% and (19.0)%, respectively, for the three and nine months ended July 31, 2018. During the first quarter of fiscal 2018, the revaluation of our deferred taxes using the tax rate enacted by the Tax Cuts and Jobs Act during that quarter resulted in the recognition of a $37.5 million discrete income tax benefit. During the third quarter of fiscal 2019, the Company recognized an approximately $2.3 million discrete income tax benefit due to certain income tax credits. Excluding the effects of discrete items, the Company's estimated annual effective tax rate for the nine months ended July 31, 2019 would have been approximately 24.2%, as compared to an estimated annual effective tax rate of 24.6% for the nine months ended July 31, 2018. The Company estimates its effective tax rate for the full fiscal year 2019, exclusive of discrete items, will be approximately 24.2%. As of July 31, 2019, the Company's deferred income tax liability was $83.8 million as compared to $62.8 million at October 31, 2018, an increase of $21.0 million. This increase is primarily attributable to bonus depreciation taken on qualifying assets placed in service during fiscal 2019.

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
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. The initial phase of operations of the new complex began during the first quarter of fiscal 2019, and the complex is now operating at approximately fifty percent (50%) of its capacity. Before the complex can reach full production, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train the remainder of our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2019, was $998.4 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of July 31, 2019, the Company had borrowed $30.0 million under the facility, and had approximately $21.6 million outstanding in letters of credit, leaving $948.4 million of borrowing capacity available under the facility. As of August 28, 2019, the Company had borrowed $55.0 million under the facility, and had approximately $21.6 million outstanding in letters of credit, leaving $923.4 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.
EXECUTIVE OVERVIEW OF RESULTS
The Company's margins were higher during the third quarter of fiscal 2019, when compared to the same period a year ago, reflecting an increase in our overall average selling price that was partially offset by an increase in our average cost of goods sold. Our higher average selling price was attributable to increases in market prices for the dark meat, wings and tenders produced at our plants that process larger birds, sold primarily to food service and export customers, partially offset by a decrease in market prices for the boneless breast meat produced at those plants. Average realized prices for products produced at our plants that process medium sized birds, primarily sold to retail grocery store customers, were slightly higher during the quarter, when compared to the same quarter a year ago, and continue to reflect balanced supply and demand. There are extensive reports that African Swine Fever has killed a significant percentage of the hog herd in China. Due to the wide range of estimates, however, the extent of the loss is uncertain. A significant loss could have an effect on the global supply, demand and prices for alternative proteins, including our products.
Our higher average cost of goods sold reflect an increase in other costs of goods sold, details of which are described in the "Results of Operations" section below, partially offset by a decrease in feed costs per pound of chicken processed.

When combined, prices paid for corn and soybean meal were lower during the third quarter of fiscal 2019 as compared to the same period a year ago, which resulted in a decrease in feed costs in broiler flocks processed as compared to the third quarter of fiscal 2018. We have priced all of our corn and soybean meal needs through October 2019, and we estimate those prices will result in relatively flat feed costs in broiler flocks processed for fiscal 2019 as compared to fiscal 2018. Both corn and soybean balance tables remain healthy, but, due to the planting delays caused by wet conditions across the Midwest during the spring, market prices throughout the summer have been volatile. Historically, when a significant number of acres intended for corn have been planted after May 31, corn yields have declined, which could lead to higher cash market prices for corn. We are unable to predict whether and to what extent the late planting caused by wet weather in the spring of 2019 will affect future grain prices, and we have priced only a small portion of our corn and soybean meal needs for fiscal 2020.
RESULTS OF OPERATIONS
Net sales for the third quarter ended July 31, 2019 were $945.2 million as compared to $852.4 million for the third quarter ended July 31, 2018, an increase of $92.7 million, or 10.9%. Net sales of poultry products for the third quarter ended July 31, 2019 and 2018, were $877.0 million and $790.4 million, respectively, an increase of $86.6 million, or 11.0%. The increase in net sales of poultry products resulted from a 8.5% increase in the average sales price of poultry products sold and a 2.3% increase in the pounds of poultry products sold. During the third quarter of fiscal 2019, the Company sold 1,149.7 million pounds of poultry products, up from 1,124.2 million pounds during the third quarter of fiscal 2018. The increase in pounds of poultry products sold resulted from a 2.1% increase in the number of head processed and a 2.5% increase in the average live weight of poultry processed. The new Tyler, Texas processing facility, which began initial operations during the first quarter of fiscal 2019, processed approximately 7.6 million head during the third quarter of fiscal 2019, or approximately 4.7% of the total head processed by the Company during the period, and sold approximately 51.6 million pounds of poultry products during the third quarter of fiscal 2019, or approximately 4.5% of the total poultry pounds sold by the Company during the period. Overall, market prices for poultry products increased during the third quarter of fiscal 2019 as compared to the same quarter of fiscal 2018. When compared to the third quarter of fiscal 2018, Urner Barry average market prices for jumbo wings, leg quarters, boneless thigh meat and tenders increased by 37.6%, 17.1%, 10.0% and 4.1%, respectively, while average market prices for boneless breast meat decreased by 3.2%. Average realized prices for chicken products sold to retail grocery store customers were slightly higher during the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2018, and continue to reflect stable demand. Net sales of prepared chicken products for the quarters ended July 31, 2019 and 2018 were $68.2 million and $62.0 million, respectively, representing an increase of 9.9%. This increase resulted from a 13.8% increase in the pounds of prepared chicken products sold, partially offset by a 3.5% decrease in the average sales price of prepared chicken products sold. During the third quarter of fiscal 2019, the Company sold 35.6 million pounds of prepared chicken products, up from 31.3 million pounds during the third quarter of fiscal 2018.
Net sales for the first nine months of fiscal 2019 were $2,533.8 million, as compared to $2,437.9 million for the first nine months of fiscal 2018, an increase of $95.9 million, or 3.9%. Net sales of poultry products for the first nine months of fiscal 2019 and 2018 were $2,345.6 million and $2,290.4 million, respectively, an increase of $55.2 million, or 2.4%. The increase in net sales of poultry products resulted from a 3.4% increase in the average sales price of poultry products sold, partially offset by a 1.0% decrease in the pounds of poultry products sold to external customers. During the first nine months of fiscal 2019, the Company sold 3,265.8 million pounds of poultry products to external customers, down from 3,298.0 million pounds during the first nine months of fiscal 2018. The decrease in pounds of poultry products sold to external customers was primarily attributable to a 26.1 million pound increase in the quantity of poultry products transferred internally to our prepared chicken facility, in addition to scheduled downtime for equipment upgrades at several of our facilities. Partially offsetting the scheduled downtime and increase in internal transfers was the ramp up in production at the new Tyler, Texas processing facility. The new facility processed approximately 10.7 million head during the first nine months of fiscal 2019, or approximately 2.4% of the total head processed by the Company during the period, and sold approximately 73.6 million pounds of poultry products during the first nine months of fiscal 2019, or approximately 2.3% of the total poultry pounds sold by the Company during the period. Overall, market prices for poultry products increased during the first nine months of fiscal 2019 as compared to the same period of fiscal 2018. When compared to the first nine months of fiscal 2018, Urner Barry average market prices for jumbo wings, boneless thigh meat and tenders increased by 20.2%, 6.5% and 3.1%, respectively, while average market prices for boneless breast meat and leg quarters decreased by 4.1% and 4.1%, respectively. Average realized prices for chicken products sold to retail grocery store customers were slightly higher during the first nine months of fiscal 2019, as compared to the same period of fiscal 2018, and continue to reflect stable demand. Net sales of prepared chicken products for the nine months ended July 31, 2019 and 2018 were $188.2 million and $147.5 million, respectively, representing an increase of 27.6%. This increase resulted from a 34.4% increase in the pounds of prepared chicken products sold, partially offset by a 5.0% decrease in the average sales price of prepared chicken products sold. During the first nine months of fiscal 2019, the Company sold 100.2 million pounds of prepared chicken products, up from 74.6 million pounds during the first nine months of fiscal 2018.
Cost of sales for the third quarter of fiscal 2019 was $824.1 million as compared to $781.6 million during the third quarter of fiscal 2018, an increase of $42.6 million, or 5.4%. Cost of sales of poultry products during the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2018, was $759.1 million and $722.5 million, respectively, which represents a 2.7% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from a $0.0336 per pound, or 8.9%, increase in other costs of sales of poultry products and a decrease in the cost of feed per pound of broilers processed of $0.0108, or 4.1%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended July 31, 2019			Three Months Ended July 31, 2018			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$33,327		$0.4259	$30,428		$0.3745	$2,899	$0.0514
Feed in broilers processed	302,038		0.2547	305,987		0.2655	(3,949)	(0.0108)
All other cost of sales	489,214		0.4126	436,809		0.3790	52,405	0.0336
Less: Ending Inventory	43,300		0.4514	33,976		0.3752	9,324	0.0762
Total poultry cost of sales	$781,279	(1)	$0.6686	$739,248	(1)	$0.6491	$42,031	$0.0195
Pounds:
Beginning Inventory	78,247			81,259
Poultry processed	1,185,665			1,152,463
Poultry sold	1,168,543	(1)		1,138,944	(1)
Ending Inventory	95,930			90,560
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0336 per pound processed, or 8.9%, during this year’s third fiscal quarter compared to the same quarter a year ago. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during the last month of the first quarter of fiscal 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the new complex reaches full capacity. Excluding the Tyler facilities, other costs of sales would have increased by $0.0191 per pound processed, or 5.0%. This increase is primarily attributable to higher labor and certain fixed costs, in addition to higher recognized freight expenses. The increase in amounts recognized as freight expense is attributable to the Company's adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net income during the third quarter of fiscal 2019, freight expense was negatively impacted during the quarter, and that negative impact to freight expense was offset by a corresponding increase to revenue. For more information regarding the Company's adoption of ASU 2014-09, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue."
Cost of sales of the Company’s prepared chicken products during the third quarter of fiscal 2019 were $65.0 million as compared to $59.1 million during the same quarter a year ago, an increase of $6.0 million, or 10.1%. This increase was primarily attributable to a 13.8% increase in the pounds of prepared chicken sold, partially offset by a 3.3% decrease in the average cost per pound of prepared chicken products sold.
Cost of sales for the first nine months of fiscal 2019 was $2,273.4 million, as compared to $2,187.1 million during the first nine months of fiscal 2018, an increase of $86.3 million, or 3.9%. Cost of sales of poultry products during the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018, was $2,100.2 million and $2,049.7 million, respectively, which represents a 3.5% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "NOTE (2)," the increase in the cost of sales per pound of poultry products resulted from a $0.0304 per pound, or 8.2%, increase in other costs of sales of poultry products and a decrease in the cost of feed per pound of broilers processed of $0.0010, or 0.4%.

Poultry Cost of Sales

(In thousands, except per pound data)

	Nine Months Ended July 31, 2019			Nine Months Ended July 31, 2018			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$30,973		$0.3686	$37,769		$0.4437	$(6,796)	$(0.0751)
Feed in broilers processed	838,300		0.2515	840,948		0.2525	(2,648)	(0.0010)
All other cost of sales	1,338,553		0.4016	1,236,301		0.3712	102,252	0.0304
Less: Ending Inventory	43,300		0.4514	33,976		0.3752	9,324	0.0762
Total poultry cost of sales	$2,164,526	(1)	$0.6509	$2,081,042	(1) (2)	$0.6273	$83,484	$0.0236
Pounds:
Beginning Inventory	84,020			85,120
Poultry processed	3,333,325			3,330,473	(2)
Poultry sold	3,325,544	(1)		3,317,637	(1) (2)
Ending Inventory	95,930			90,560
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
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0304 per pound processed, or 8.2%, during the first nine months of fiscal 2019, as compared to the same period a year ago. During the first nine months of fiscal 2019, other costs of sales of poultry products include a reversal of the $9.6 million live inventory write-down recorded during the fourth quarter of fiscal 2018. Excluding the benefit from that reversal, other cost of sales of poultry products increased by $0.0332 per pound processed, or 8.9%, during the first nine months of fiscal 2019, as compared to the same period a year ago. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during the last month of the first quarter of fiscal 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the new complex reaches full capacity. Excluding the Tyler facilities, other costs of sales would have increased by $0.0206 per pound processed, or 5.6%. This increase is primarily attributable to higher labor, contract grower pay, antimicrobial intervention, and maintenance and repair costs, in addition to higher recognized freight expenses. The increase in amounts recognized as freight expense is attributable to the Company's adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net income during the first nine months of fiscal 2019, freight expense was negatively impacted during the period, and that negative impact to freight expense was offset by a corresponding increase to revenue. For more information regarding the Company's adoption of ASU 2014-09, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue."
The Company recorded the value of live broiler inventories on hand at July 31, 2019 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at July 31, 2019 or July 31, 2018.
Selling, general and administrative ("SG&A") costs during the third quarter of fiscal 2019 were $52.2 million, a decrease of $3.6 million compared to the $55.8 million during the third quarter of fiscal 2018. SG&A costs during the nine months ended July 31, 2019 were $160.0 million, a decrease of $3.4 million compared to the $163.4 million during the nine months ended July 31, 2018. The following tables include the components of SG&A costs for the three and nine months ended July 31, 2019 and 2018.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Increase/(Decrease)
Advertising expense	$3,695	$7,887	$(4,192)
Start-up expense (Tyler, Texas)	—	4,082	(4,082)
Trainee expense	3,796	5,373	(1,577)
ESOP expense	2,700	2,400	300
Sanderson Farms Championship expense	1,947	1,400	547
Stock compensation expense	3,608	2,897	711
Administrative salaries	11,341	10,654	687
Legal expense	5,463	4,284	1,179
All other SG&A	19,676	16,801	2,875
Total SG&A	$52,226	$55,778	$(3,552)

Selling, General and Administrative Costs
(in thousands)

Description	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018	Increase/(Decrease)
Advertising expense	$10,176	$25,460	$(15,284)
Stock compensation expense	9,102	13,176	(4,074)
Trainee expense	12,889	16,204	(3,315)
ESOP expense	2,700	2,400	300
Sanderson Farms Championship expense	5,975	4,268	1,707
Start-up expense (Tyler, Texas)	9,361	7,340	2,021
Administrative salaries	33,826	31,418	2,408
Legal expense	17,167	12,402	4,765
All other SG&A	58,795	50,722	8,073
Total SG&A	$159,991	$163,390	$(3,399)
Regarding both tables above, the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 1. Legal Proceedings" of this Form 10-Q. The increase in stock compensation expense during the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 is attributable to management's determination during the third quarter of fiscal 2019 that it is probable the performance shares granted on November 1, 2017 will be earned at some level. Accordingly, a catch-up accrual was recorded during the third quarter of fiscal 2019. During fiscal 2018, management determined that it was probable the performance shares granted on November 1, 2016 would be earned at some level; however, that determination and the corresponding catch-up accrual was made during the first quarter of fiscal 2018. The decrease in stock compensation expense for first nine months of fiscal 2019 as compared to the same period in 2018 is the result of the estimated number of shares management has determined is probable to be earned for the performance shares granted on November 1, 2017, being lower as compared to the number of shares estimated to be earned for the performance shares granted on November 1, 2016. Stock compensation is further described in "Part I, Item 1, Notes to condensed consolidated financial statements, Note 4 - Stock Compensation Plans." The decrease in advertising expense is the result of the Company's decision to scale back its television and radio advertising during fiscal 2019. The increase in all other SG&A expenses is primarily attributable to the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net income during the third quarter and first nine months of fiscal 2019, SG&A expenses were negatively impacted during the periods, and the negative impact to SG&A expenses was offset by a corresponding increase to revenue. For more information regarding the Company’s adoption of ASU 2014-09, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 2 - Revenue."
The Company’s operating income for the three and nine months ended July 31, 2019 was $68.8 million and $100.4 million, respectively, as compared to operating income for the three and nine months ended July 31, 2018 of $15.1 million and $87.4 million, respectively. The increase in operating income for the periods ended July 31, 2019, as compared to the same periods a year ago, resulted primarily from higher average selling prices, partially offset by higher average costs of goods sold.
The Company recognized no interest income during the third quarter and first nine months of fiscal 2019, as compared to $0.7 million and $2.1 million, respectively, of interest income during the third quarter and first nine months of fiscal 2018. Interest expense during the third quarter and first nine months of fiscal 2019 was $1.5 million and $3.2 million, respectively, as compared to $0.5 million and $1.5 million, respectively, during the third quarter and first nine months of fiscal 2018. The decrease in interest income during the third quarter and first nine months of fiscal 2019, as compared to the same periods a year ago, is the result of the Company not having excess cash to invest during fiscal 2019 as it did during fiscal 2018. The increase in interest expense during the third quarter and first nine months of fiscal 2019, as compared to the same periods a year ago, is the result of the Company's drawing on its revolving credit facility during 2019, as compared to no draws made during fiscal 2018.
The Company’s estimated annual effective tax rates for the three and nine months ended July 31, 2019 were 20.7% and 21.7%, respectively, as compared to 25.1% and (19.0)%, respectively, for the three and nine months ended July 31, 2018. During the first quarter of fiscal 2018, the revaluation of our deferred taxes using the tax rate enacted by the Tax Cuts and Jobs Act during that quarter resulted in the recognition of a $37.5 million discrete income tax benefit. During the third quarter of fiscal 2019, the Company recognized an approximately $2.3 million discrete income tax benefit due to certain income tax credits. Excluding the effects of discrete items, the Company's estimated annual effective tax rate for the nine months ended July 31, 2019 would have been approximately 24.2%, as compared to an estimated annual effective tax rate of 24.6% for the nine months ended July 31, 2018. The Company estimates its effective tax rate for the full fiscal year 2019, exclusive of discrete items, will be approximately 24.2%.
As of July 31, 2019, the Company's deferred income tax liability was $83.8 million as compared to $62.8 million at October 31, 2018, an increase of $21.0 million. This increase is primarily attributable to bonus depreciation taken on qualifying assets placed in service during fiscal 2019.
During the three and nine months ended July 31, 2019, the Company’s net income was $53.4 million, or $2.41 per share, and $76.2 million, or $3.44 per share, respectively. For the three and nine months ended July 31, 2018, the Company’s net income was $11.5 million, or $0.50 per share, and $104.6 million, or $4.58 per share, respectively. The increase in net income for the third quarter of fiscal 2019 as compared to the same period in fiscal 2018 is primarily attributable to higher average selling prices and a lower estimated annual effective tax rate, partially offset by higher average costs of goods sold. The decrease in net income for the first nine months of fiscal 2019 as compared to the same period in fiscal 2018 is primarily attributable to a higher estimated annual effective tax rate and higher average costs of goods sold, partially offset by higher average selling prices. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2019 was $386.9 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.9 to 1. The Company’s working capital and current ratio at October 31, 2018 were $367.6 million and 2.8 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2019 include cash on hand at October 31, 2018, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. As of July 31, 2019, the Company had borrowed $30.0 million under the facility, and had approximately $21.6 million outstanding in letters of credit, leaving $948.4 million of borrowing capacity available under the facility. As of August 28, 2019, the Company had borrowed $55.0 million under the facility, and had approximately $21.6 million outstanding in letters of credit, leaving $923.4 million of borrowing capacity available under the facility.
The Company’s cash position at July 31, 2019 and October 31, 2018 consisted of $74.3 million and $121.2 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at July 31, 2019 and October 31, 2018 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the nine months ended July 31, 2019 totaled $152.1 million, as compared to cash flows provided by operating activities of $103.9 million during the nine months ended July 31, 2018. Cash flows from operating activities increased by $48.2 million, resulting from three primary factors. First, during the first nine months of fiscal 2019, the Company realized higher margins due to an increase in average selling prices, as compared to the first nine months of fiscal 2018, which more than offset the increase in average costs of goods sold during the same comparative periods. Secondly, the change in cash bonuses paid by the Company, which totaled approximately $36.0 million during the first nine months of fiscal 2018, as compared to no cash bonuses paid during the first nine months of fiscal 2019, caused cash flows from operating activities to increase. The bonuses paid during the first nine months of fiscal 2018 related to fiscal 2017 performance. Lastly, the change in cash paid or received for income taxes during the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018 caused cash flows from operating activities to increase. During the first nine months of fiscal 2019, the Company's net cash receipts from income taxes totaled approximately $25.7 million, as compared to approximately $40.1 million in net cash paid for income taxes during the first nine months of fiscal 2018. Offsetting the increases described above is the additional funding required for inventories at the Company's Tyler, Texas facilities. During the first nine months of fiscal 2019, inventory levels increased by approximately $56.6 million, as compared to an increase of approximately $29.3 million during the first nine months of fiscal 2018.
Cash flows used in investing activities during the first nine months of fiscal 2019 and 2018 were $209.3 million and $215.7 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2019 were approximately $210.9 million, and included approximately $62.7 million related to construction at the Tyler, Texas complex, and approximately $9.4 million related to final payments made under purchase agreements for delivery of new aircraft. Capital expenditures for the first nine months of fiscal 2018 were $216.6 million, including approximately $94.3 million related to construction at the Tyler, Texas complex and approximately $29.3 million related to progress payments made under the aircraft purchase agreements.
Cash flows provided by financing activities during the nine months ended July 31, 2019 totaled $10.3 million, as compared to cash flows used in financing activities of $19.2 million during the nine months ended July 31, 2018. The change in cash flows from financing activities is primarily attributable to the Company's borrowing a net of $30.0 million under its revolving credit facility during the first nine months of fiscal 2019, as compared to no borrowings during the first nine months of fiscal 2018.
As of August 26, 2019, the Company estimates its capital budget for fiscal 2019, excluding operating leases, will be approximately $288.4 million. The Company expects the 2019 capital budget to be funded by internally generated working capital, cash flows from operations and, as needed, funds available under the Company's revolving credit facility. Included in the approximately $288.4 million capital budget is approximately $70.5 million combined for multiple large-scale equipment upgrades and corresponding building upgrades at multiple complexes, approximately $65.0 million for the final stages of construction of the Company's new Tyler, Texas complex, and approximately $9.4 million for final payments due under purchase agreements for delivery of new aircraft. Excluding the budgets for the projects detailed above, the fiscal 2019 capital budget is estimated to be approximately $143.5 million. These amounts are estimates and are subject to change as we move through fiscal 2019.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. The initial phase of operations of the new complex began during the first quarter of fiscal 2019, and the complex is now operating at approximately fifty percent (50%) of its capacity. Before the complex can reach full production, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train the remainder of our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2019, was $998.4 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of July 31, 2019, the Company had borrowed $30.0 million under the facility, and had approximately $21.6 million outstanding in letters of credit, leaving $948.4 million of borrowing capacity available under the facility. As of August 28, 2019, the Company had borrowed $55.0 million under the facility, and had approximately $21.6 million outstanding in letters of credit, leaving $923.4 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring lessees to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company is required to adopt this guidance during its first quarter of fiscal 2020, and intends to use the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements. Upon adoption, based on our review of the Company's lease agreements and assessments performed to date, management expects to recognize right-of-use assets and lease liabilities primarily related to transportation equipment. We do not expect adoption to have a material impact on our consolidated statements of operations and cash flows.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2019, the Company purchased approximately 32.5 million bushels of corn and approximately 305,011 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $32.5 million in the third quarter of fiscal 2019. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $3.1 million.
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

During the third quarter of fiscal 2019, the Company’s average feed cost per pound of broilers processed totaled $0.2547 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0274, based on the quantity of grain used during the third quarter of fiscal 2019. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0026 during the third quarter of fiscal 2019.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third quarter of fiscal 2019:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2019	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	32.5 million bushels	$1.00 per bushel	$32.5 million	$0.0274/lb processed
Soybean meal	305,011 tons	$10.00 per ton	$3.1 million	$0.0026/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At July 31, 2019 the Company had no fixed-rate debt on its balance sheet; however, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.

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
As of July 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2019.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On October 28, 2016, the direct and indirect purchaser plaintiffs filed consolidated, amended complaints, and on November 23, 2016, the direct and indirect purchaser plaintiffs filed second amended complaints. On December 16, 2016, the indirect purchaser plaintiffs separated into two cases. On that date, the commercial and institutional indirect purchaser plaintiffs filed a third amended complaint, and the end-user consumer plaintiffs filed an amended complaint. On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint, adding three additional poultry producers as defendants. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants, as well as Agri Stats. On April 29, 2019, the end-user consumer plaintiffs filed their fourth amended complaint. The parties are currently engaged in discovery, subject to the limited stay discussed below.
Between December 8, 2017 and August 23, 2019, additional purported direct-purchaser entities individually brought thirty-one separate suits against nineteen poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. All but one of the cases filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those complaints that allege claims under federal and Georgia RICO statutes against it. The motion will be fully briefed on September 20, 2019. The parties are currently engaged in discovery, subject to the limited stay discussed below. It is possible additional individual actions may be filed.
The Company is aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that included a request to produce all discovery in the case to a grand jury. The Company has not been subpoenaed in connection with the Department of Justice investigation. On June 28, 2019, the Court in In re Broiler Chicken Antitrust Litigation permitted the United States Department of Justice to intervene in the case, as well as ordered certain discovery stayed until September 27, 2019.
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
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time. Separately, the Company has become aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from Office of the Attorney General, Department of Legal Affairs, of the State of Florida, an antitrust civil investigative demand that includes a request to produce all documents submitted by the recipients to the Department of Justice relating to In re Broiler Chicken Antitrust Litigation. The Company is also aware that certain plaintiffs' counsel in In re Broiler Chicken Antitrust Litigation received from the Louisiana Department of Justice - Office of the Attorney General a Civil Investigation Demand that included a request to produce all deposition transcripts from the civil litigation.
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs sought an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which included substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continued to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the remaining plaintiffs filed a third amended complaint. The third amended complaint alleged that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019. On April 1, 2019, the Company filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The Court held a hearing on the Company’s motion on May 30, 2019. On July 31, 2019, the Court granted the Company’s motion without prejudice, stating that dismissal for lack of standing must be without prejudice, but denied the plaintiffs leave to amend their complaint. It is possible that the plaintiffs may attempt to challenge the ruling, and the Company cannot predict the outcome of any such challenge or subsequent activity related to this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of July 31, 2019. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

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
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2019, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
May 1 - May 31, 2019	—	$—	—	1,176,615
Jun. 1 - Jun. 30, 2019	917	136.56	917	1,176,615
Jul. 1 - Jul. 31, 2019	167	129.98	167	1,176,615
Total	1,084	$135.55	1,084	1,176,615
___________________

1	All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.

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

SANDERSON FARMS, INC.
(Registrant)

Date: August 29, 2019	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: August 29, 2019	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer