Form 10-K
period 2019-10-31
SANDERSON FARMS INC
filed 2019-12-19
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2019

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 1-14977
___________________________
SANDERSON FARMS INC.
(Exact name of registrant as specified in its charter)
___________________________

Mississippi	64-0615843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
127 Flynt Road, Laurel, Mississippi      39443
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code: (601) 649-4030
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Trading Symbol	Name of exchange on which registered:
Common Stock, $1 par value per share	SAFM	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $2,824,148,315.
Number of shares outstanding of the Registrant’s common stock as of December 12, 2019: 22,229,817 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
Definitions. This Annual Report on Form 10-K (the "Annual Report") is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2019, which is the year for which this Annual Report is filed.
Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Annual Report, which is December 19, 2019.
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
The Registrant sells ice-packed, chill-packed, bulk-packed and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name to retailers, distributors, and casual dining operators principally in the southeastern, southwestern, northeastern and western United States, and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2019, the Registrant processed approximately 623 million chickens, or approximately 4.6 billion dressed pounds. According to 2019 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Registrant’s fresh and frozen chicken operations presently encompass 11 hatcheries, 9 feed mills and 12 processing plants, including the facilities at its new Tyler, Texas complex. The Registrant began operations at the new Tyler hatchery in October 2018, and began processing chickens at the new processing plant in February 2019. The new facilities are currently operating at approximately seventy-five percent of capacity, and the Company estimates the new facilities will reach full capacity during April 2020. The Registrant has one prepared chicken plant.
The Registrant has contracts with operators of approximately 818 grow-out farms and 231 breeder farms that provide it with sufficient housing capacity for its current operations.
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

In the second quarter of fiscal 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week, and the facility is currently operating at full capacity.
In the first quarter of fiscal 2017, the Company began initial operations at a new poultry processing complex in St. Pauls, North Carolina. The completed complex consists of a hatchery, processing plant and waste water treatment facility, with the capacity to process 1.3 million chickens per week, and an expansion of the Company's existing feed mill in Kinston, North Carolina. The facility is currently operating at full capacity and processed approximately 528.4 million pounds of dressed poultry meat during fiscal 2019. During fiscal 2018, the St. Pauls processing plant processed approximately 522.5 million pounds of dressed poultry meat, as compared to 249.0 million pounds during fiscal 2017.
In the first quarter of fiscal 2019, the Company began initial operations at its new poultry processing complex in and around Tyler, Texas. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility, with the capacity to process 1.3 million chickens per week. The facility steadily increased production throughout fiscal 2019 and is currently operating at approximately seventy-five percent (75%) of capacity. During the fourth quarter of fiscal 2019, the Tyler processing plant processed approximately 73.5 million pounds of dressed poultry meat, as compared to 46.9 million pounds and 18.8 million pounds during the third and second quarters of fiscal 2019, respectively.
Capital expenditures for fiscal 2019 were funded by cash on hand, cash provided by operations and borrowings from the Company's revolving credit facility. The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five absolute percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2019, was $998.6 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of October 31, 2019, the Company had borrowed $55.0 million, and had approximately $21.6 million outstanding in letters of credit, leaving $923.4 million of borrowing capacity available under the facility. As of December 18, 2019, the Company had borrowed $85.0 million under the facility and had approximately $23.1 million outstanding in letters of credit, leaving $891.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
The Registrant is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and minimally prepared chicken items. The Registrant has one reporting segment, poultry products.
The Registrant sells chill-packed, ice-packed, bulk-packed and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name, to retailers, distributors and casual dining operators principally in the southeastern, southwestern, northeastern and western United States. During its fiscal year ended October 31, 2019, the Registrant processed approximately 623 million chickens, or approximately 4.6 billion dressed pounds. In addition, the Registrant purchased and further processed 4.1 million pounds of poultry products during fiscal 2019. According to 2019 industry statistics, the Registrant was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
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

The Registrant conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. This facility is engaged in the processing, marketing and distribution of approximately 130 processed and minimally prepared chicken items, which it sells nationally and regionally, principally to distributors and national food service accounts. The facility is managed by the same senior management team that manages our Processing Division.
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

	Fiscal Year Ended October 31,
	2019	2018	2017	2016	2015
Registrant processed chicken:
Value added:
Fresh vacuum-sealed	38.3%	35.2%	39.8%	37.6%	35.2%
Fresh chill-packed	32.9	35.6	31.0	34.7	36.9
Fresh bulk-packed	14.4	15.1	16.4	15.1	13.9
Frozen	6.2	6.5	6.7	5.1	6.3
Subtotal	91.8	92.4	93.9	92.5	92.3
Non-value added:
Fresh ice-packed	1.2	1.2	1.0	0.9	1.0
Subtotal	1.2	1.2	1.0	0.9	1.0
Total Company processed chicken	93.0	93.6	94.9	93.4	93.3
Minimally prepared chicken	7.0	6.4	5.1	6.6	6.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Markets and Pricing
The three largest customer markets in the fresh and frozen chicken industry are food service customers that purchase fresh, bulk-packed products produced from a relatively big bird, retail grocery store customers that purchase fresh, tray-packed products produced from a medium-sized bird, and quick-serve food service customers that purchase products produced from relatively small birds.

The following table sets forth, for each of the Company’s poultry processing plants, the general customer market to which the plant is devoted, the weekly capacity of each plant at full capacity expressed in number of head processed, and the industry's average size of birds processed in the relevant market.

Plant Location	Market	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird	650,000	8.95
Hammond, Louisiana	Big Bird	650,000	8.95
Hazlehurst, Mississippi	Big Bird	650,000	8.95
Collins, Mississippi	Big Bird	1,300,000	8.95
Waco, Texas	Big Bird	1,300,000	8.95
Palestine, Texas	Big Bird	1,300,000	8.95
St. Pauls, North Carolina	Big Bird	1,300,000	8.95
McComb, Mississippi	Chill-Pack Retail	1,300,000	6.52
Bryan, Texas	Chill-Pack Retail	1,300,000	6.52
Moultrie, Georgia	Chill-Pack Retail	1,300,000	6.52
Kinston, North Carolina	Chill-Pack Retail	1,300,000	6.52
Tyler, Texas	Chill-Pack Retail	1,300,000	6.52
Our big bird plants process a relatively large bird. The chicken products produced at these plants is generally sold as fresh, bulk-packed chicken cut into a variety of products, including boneless breast meat, chicken tenders, whole and cut wings and boneless thigh meat, and is sold primarily to restaurants, food service customers and further processors at negotiated spreads from quoted commodity market prices for those products. We have long-term contracts with many of our customers for these products produced at our big bird plants, but prices for products sold pursuant to those contracts fluctuate based on quoted commodity market prices. The contracts do not require the customers to purchase, or the Company to sell, any specific quantity of product. The dark meat from these birds that is not deboned is sold primarily as frozen leg quarters in the export market or as fresh whole legs to further processors. While we have long-standing relationships with many of our export partners, virtually all of our export sales are at negotiated or spot commodity prices, which prices exhibit fluctuations typical of commodity markets. We have few long-term contracts for this product.
As of October 31, 2019, the Company had the capacity to process 7.1 million head per week in its big bird plants, and its results are materially affected by fluctuations in the commodity market prices for boneless breast meat, chicken tenders, wings, leg quarters and boneless thigh meat as quoted by Urner Barry.
Urner Barry is an independent company specializing in the timely, accurate and independent reporting on market news and market price quotations to its customers in various food and protein industries, including poultry. The Urner Barry spot market prices for boneless breast meat, chicken tenders, leg quarters, whole wings and boneless thighs for the past five calendar years are set forth below and are published with Urner Barry's permission. Realized prices will not necessarily equal quoted market prices since most contracts offer negotiated discounts to quoted market prices, which discounts are negotiated on a customer by customer basis and are influenced by many factors. Selection of a particular market price benchmark is largely customer driven:

Our chill-pack plants process medium sized birds and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. While the Company sells some of its chill-pack product under store brand names, most of its chill-pack production is sold under the Company’s Sanderson Farms® brand name. The Company has long-term contracts with most of its chill-pack customers. These agreements typically provide for the pricing of product based on agreed upon, flat prices or on negotiated formulas that use an agreed upon, regularly quoted market price as the base, as well as various other guidelines for the relationship between the parties. All of our contracts with retail grocery store customers also provide for the sale of negotiated quantities of product at periodically negotiated prices, rather than the flat and formula-driven prices discussed above. None of our contracts with retail grocery store customers require the customers to purchase, or the Company to sell, any specific quantity of product. As of October 31, 2019, the Company had the capacity to process 6.5 million head per week at its chill-pack plants, and its results are materially affected by fluctuations in Urner Barry prices and other market benchmarks.
As with products produced at our big bird plants, selection of the desired methodology for pricing chill-pack products is largely customer driven. Prior to the discontinuation in November 2016 of the Georgia Dock index, which had been published by the Georgia Department of Agriculture, many of our chill-pack customers used that index as the base for pricing formulas. As new and renewing contracts have been negotiated, many of our chill-pack customers chose to negotiate flat prices for the life of the contracts, while some of our customers have chosen to use an index published by Express Markets, Inc. ("EMI").
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

Sales and distribution of the Registrant’s chicken products are conducted primarily by sales personnel at the Registrant’s general corporate offices in Laurel, Mississippi, by customer service representatives at each of its processing plants and its prepared chicken plant and through independent food brokers. Each plant has individual on-site distribution centers and uses contract carriers for distribution of its products.
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
From time to time, the Registrant may use television, radio and newspaper advertising, point of purchase material, social media and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. The Registrant has achieved a high level of public awareness and acceptance of its products in its core markets. Brand awareness is an important element of the Registrant’s marketing philosophy, and it intends to continue brand name merchandising of its products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The Company continues to use various media to communicate this message today. During fiscal 2016, the Company launched a multi-media advertising campaign designed to explain and support the Company's position regarding the judicious use of antibiotics to prevent illness and treat chickens that become ill. During fiscal 2017, the Company launched a multi-media advertising campaign designed to dispel many of the myths about poultry production. The Company regularly evaluates the success of this campaign and, while not currently advertising aggressively on television, expects to continue to use the campaign in other media, at least for the near term.
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
Breeding and Hatching. The Registrant maintains its own breeder flocks for the production of hatching eggs. The Registrant’s breeder flocks are acquired as one-day old chicks (known as pullets and cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2019, the Registrant maintained contracts with 70 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by the Registrant’s vehicles to breeder farms that are maintained, as of October 31, 2019, by 161 independent contractors under the Registrant’s supervision. Eggs produced on the farms of independent contract breeder producers are transported to the Registrant’s hatcheries in the Registrant’s vehicles.
The Registrant owns and operates eleven hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by the Registrant’s vehicles to independent contract grow-out farms. As of October 31, 2019, the Registrant’s hatcheries were capable of producing an aggregate of approximately 14.0 million chicks per week.
Grow-out. The Registrant places its chicks on the farms of 818 independent contract broiler producers, as of October 31, 2019, located in Mississippi, Texas, Georgia and North Carolina, where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Registrant with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Registrant. The farm owners provide facilities, utilities and labor; the Registrant supplies the day-old chicks, feed and veterinary and technical services. The independent contract poultry producers are compensated pursuant to an incentive formula designed to promote production cost efficiency.
Historically, the Registrant has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.
Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Registrant purchases primary feed ingredients on the open market. Ingredients include corn and soybean meal, which are the largest cost components of the Registrant’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, the Registrant formulates and produces its own feed. As of October 31, 2019, the Registrant operated nine feed mills, four of which are located in Mississippi, three in Texas, one in Georgia and one in North Carolina. The Registrant’s annual feed requirements for fiscal 2019 were approximately 4.9 million tons, and it has the capacity to produce approximately 6.6 million tons of finished feed annually under current configurations.
Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2019, the Registrant had the capacity to store approximately 4.4 million bushels of corn at its feed mills, which was sufficient to store approximately one week's requirements for corn. Generally, the Registrant purchases its corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Registrant has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains have a direct and material effect upon the Registrant’s profitability. Although the Registrant attempts to manage the risk of volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, it cannot eliminate the potentially adverse effect of grain price increases.
Processing. Once broilers reach processing weight, they are transported in the Registrant's vehicles to the Registrant’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Registrant’s McComb and Collins, Mississippi; Moultrie, Georgia; Kinston and St. Pauls, North Carolina and Bryan, Waco, Palestine and Tyler, Texas processing plants operate two processing lines on a double shift basis with the capacity to process approximately 1,300,000 chickens per week as of October 31, 2019. The Registrant’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis with the capacity to process approximately 650,000 chickens per week as of October 31, 2019. At October 31, 2019, the Company’s deboning facilities were operating on a double shift basis and had the capacity to produce approximately 19.8 million pounds of big bird boneless breast and tenders finished product and 12.3 million pounds of chill-pack boneless breast and tenders finished product each week.
Prepared Chicken. The Company's prepared chicken plant is located in Flowood, Mississippi and has approximately 85,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze prepared chicken items.
Executive Offices; Other Facilities. The Registrant’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office buildings house the Company’s corporate offices, meeting facilities and computer equipment and constitute the corporate headquarters. As of October 31, 2019, the Registrant operated 16 automotive maintenance shops, which service over 1,300 over-the-road and farm vehicles used to support the Registrant's operations. In addition, the Registrant has one child care facility located near its Collins, Mississippi processing plant, serving on average approximately 210 children as of October 31, 2019.
Quality Control
The Registrant believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Registrant believes these activities are beneficial to efficient production and in assuring its customers receive wholesome, high quality products.
From its laboratory in Laurel, Mississippi, the Company's Director of Technical Services supervises the operation of a laboratory which, among other things, monitors sanitation at the hatcheries, quality and purity of the Registrant’s feed ingredients and feed, the health of the Registrant’s breeder and broiler flocks, and conducts microbiological tests on live chickens, facilities and finished products. The Registrant conducts on-site quality control activities at each of its twelve processing plants and the prepared chicken plant.
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
Customers
Two customers each accounted for more than 10% of the Registrant’s consolidated sales for the years ended October 31, 2019, and October 31, 2018, and one customer accounted for more than 10% of consolidated sales for the year ended October 31, 2017. Sales to the two customers in fiscal 2019 accounted for 15.8% and 11.8%, respectively, of the Company's consolidated net sales and in 2018 accounted for 14.3% and 10.5%, respectively, of the Company's consolidated net sales. Sales to the customer in fiscal 2017 accounted for 17.0% of the Company’s consolidated net sales. The Company does not believe the loss of these or any other single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.
Sources of Supply
During fiscal 2019, the Registrant purchased its pullets and cockerels from a single major breeder. The Registrant has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Registrant’s purposes. The Registrant has no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and the Registrant continually evaluates these sources of supply.
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
Trademarks
The Registrant has registered with the United States Patent and Trademark Office the trademark Sanderson Farms®, which it uses in connection with the distribution of its prepared chicken and premium grade chill-pack products. The Registrant considers the protection of this trademark to be important to its marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms® label. The Registrant also has registered with the United States Patent and Trademark Office six other trademarks that are used in connection with the distribution of chicken and other products and for other competitive purposes.
The Registrant, over the years, has developed important non-public proprietary information regarding product-related matters. While the Registrant has internal safeguards and procedures to protect the confidentiality of such information, it does not generally seek patent protection for its technology.
Employee and Labor Relations
As of October 31, 2019, the Registrant had 17,055 employees, including 1,947 salaried and 15,108 hourly employees. A collective bargaining agreement with the United Food and Commercial Workers International Union covering 576 hourly employees who work at the Registrant’s processing plant in Hammond, Louisiana expires on November 30, 2022.
The production, maintenance and clean-up employees at the Company’s Bryan, Texas poultry processing facility are represented by the United Food and Commercial Workers Union Local #408, AFL-CIO. A collective bargaining agreement covering 1,470 employees expires on December 31, 2023. The collective bargaining agreement has a grievance procedure and no strike-no lockout clause that should assist in maintaining stable labor relations at the Bryan, Texas processing facility.
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
The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, many of which are beyond our control:

•market volatility and fluctuations in the price of feed grains and chicken products, as described above;
•quarterly variations in our operating results, or results that vary from the expectations of securities analysts and investors;
•changes in investor perceptions of the poultry industry in general, including our competitors; and
•general economic and competitive conditions.

In addition, purchases or sales of large quantities of our stock, or significant short positions in our stock, could have an unusual or adverse effect on our market price.
We may be required to write down the value of our inventories if the net realizable value of our inventories is less than their accumulated cost at the end of a fiscal period.

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

Any such adjustment we may make in one period effectively absorbs into that period a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the next fiscal period, thereby benefiting the next period. Any such adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company recorded a charge of $2.8 million at October 31, 2019 and of $9.6 million at October 31, 2018 to reduce the values of live inventories on hand at those dates from cost to net realizable value. The Company recorded no such charge at October 31, 2017.
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

Extreme weather in the areas where we operate or where our feed grains are grown, such as extreme temperatures, drought, hurricanes or other storms, or other natural disasters or calamities such as terrorist attacks or pandemics, could increase our costs, impair the health or growth of our flocks or interfere with our hatching, production or shipping operations. Some scientists believe that climate change could increase the frequency and severity of adverse weather events. Extreme weather, regardless of its cause, or other adverse events, could affect our business by causing, among other things:

•shortages or high prices of corn, soybeans or other grains we use to make feed;
•power outages;
•fuel shortages;
•damage to infrastructure or our facilities;
•damage or destruction of live, raw material, or finished goods inventories;
•water shortages;
•disruption of shipping channels;
•less efficient or non-routine operating practices necessitated by adverse events; or
•increased costs of insurance coverage in the aftermath of such events.

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

In past years there has been substantial publicity regarding a highly pathogenic Asian strain of avian influenza, or AI, known as H5N1, which has affected Asia since 2002 and which has been found in Europe, the Middle East and Africa. It is widely believed that this strain of AI is spread by migratory birds, such as ducks and geese. There have also been some cases where this strain of AI is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.

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

All AI related bans that were imposed following the 2015 outbreak in the United States have been lifted, the last of which was lifted by China on November 14, 2019. While these bans were in place, the market price for leg quarters fell significantly below historical averages. For more information on the impact of this outbreak on exports, please see the risk factor below entitled “A decrease in demand for our products in the export markets could materially and adversely affect our results of operations.”

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

Nearly all of our customers are based in the United States, but some of our product is sold directly to foreign customers, and some of our United States based customers resell poultry products in the export markets. Our chicken products have been sold in Russia and other former Soviet countries, China and Mexico, among other countries. Approximately 8.1% of our gross sales in fiscal 2019 were to export markets, including approximately $156.6 million to Mexico, $43.6 million to countries in Central Asia and $29.0 million to Cuba. Any disruption to the export markets, such as trade embargoes, tariffs, import bans, duties, quotas, currency fluctuations, adverse political and economic conditions in countries to which we export our products, disruptions in shipping channels, or changes in governmental trade policies or agreements with countries to which we sell products, can materially affect our sales or create an oversupply of chicken in the United States. This, in turn, can cause domestic poultry prices to decline. Any quotas or bans can materially and adversely affect our sales and our results of operations.

On February 5, 2010, China announced that it would impose anti-dumping duties on U.S. chicken products beginning on February 13, 2010. The duty applicable to Sanderson Farms products was 64.5%. On April 28, 2010, China imposed countervailing duties on United States chicken products, raising the duty applicable to Sanderson Farms’ products by 6.1% to 70.6%. A challenge to China’s anti-dumping determination was filed by the U.S. government with the World Trade Organization (WTO), which ruled in favor of the U.S. on September 25, 2013. China did not appeal the WTO ruling. On July 8, 2014, China announced that it had re-investigated charges that United States chicken exporters dump product in the Chinese domestic market, causing substantial harm to the local industry. Despite the WTO’s findings, China announced that its re-investigation revealed that United States exporters continue to dump product into the local Chinese market. While China announced lower anti-dumping tariffs on certain United States producers in its July 8, 2014 announcement, the tariffs actually increased on most United States producers, including Sanderson Farms. The United States government continued to challenge China’s actions at the WTO, and in February 2018, China announced that it would eliminate the anti-dumping duties.

On January 8, 2015, China announced a ban on the import of United States poultry meat following the discovery of avian influenza in a wild bird in the Pacific Northwest. Avian influenza was later detected in commercial poultry flocks in fifteen states. China lifted the ban on November 14, 2019. During fiscal 2014, the Company sold approximately 74.9 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $62.1 million in total sales. Because there were no material domestic or export markets for these products other than China, the Company began rendering most of those products for significantly lower returns after imposition of the Chinese ban. As a result, during fiscal 2015 before the ban's effective date, the Company sold only approximately 22.8 million pounds of poultry meat, primarily chicken paws and wing tips, to customers who resold the product in China, reflecting approximately $20.0 million in total sales. Now that the ban has been lifted, the Company is once again selling poultry meat, primarily chicken paws and wing tips, to customers who resell the product in China. At full production, the Company has the capacity to produce approximately 87.0 million pounds of chicken paws annually.

The loss of our major customers could have a material adverse effect on our results of operations.
Our sales to our top ten customers represented approximately 54.0% of our net sales during fiscal 2019. Our contracts with our customers provide pricing structures, but do not require customers to purchase any specific quantity of product. Therefore, our customers could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
We must identify changing consumer preferences, trends and purchasing behaviors, and offer food products that consumers want.
Our success depends, in part, on our ability to offer products that appeal to our customers and to respond to evolving consumer preferences, trends and purchasing behaviors. Consumer behavior is influenced by factors such as, among other things:

•perceptions about the health and social implications of food products;
•safety and quality of food products;
•price; and
•distribution channels.

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

We regularly evaluate expansion opportunities such as acquiring other businesses or building new facilities. Significant expansion involves risks such as:

•the availability and terms of additional debt or equity financing and its effect on our financial condition;
•increases in our expenses and working capital needs;
•integrating the acquired business or new facilities into our operations;
•attracting and retaining growers;
•streamlining overlapping supply chains;
•identifying customers for additional product we produce and retaining existing customers; and
•identifying and training our key managers and employees to run the new business or facility, while continuing to operate our existing facilities efficiently.

Additional risks related to acquisition transactions may include:

•difficulty identifying suitable candidates for acquisitions or consummating transactions on terms that are favorable;
•implementing and maintaining consistent standards, controls, procedures and information systems;
•potential loss of key employees or customers of any acquired business;
•managing the geographic distance of an acquired business from our other facilities; and
•exposure to unforeseen or undisclosed liabilities of any acquired business.

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

In order to complete construction of a new facility, we need to take a significant number of steps and obtain a number of approvals and permits, none of which we can assure you will be obtained. For example, for each new fresh and frozen chicken complex, we need to:

•identify a site and purchase or lease such site;
•obtain a number of licenses and permits;
•enter into construction contracts;
•identify and enter into contracts with a sufficient number of independent contract poultry producers;
•complete construction on time; and
•hire and train our workforce.

If we are unable to complete construction on schedule, attract independent contract poultry producers, find customers for the additional product produced by the new facility, run the facility efficiently, or otherwise achieve the expected benefits of our new facilities, our business could be negatively affected.
The poultry industry is highly competitive.

In general, the competitive factors in the U.S. poultry industry include:

•price;
•product quality;
•brand identification;
•innovation;
•breadth of product line; and
•customer service.

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
We have approximately 17,055 employees, approximately 2,046 of which are covered by collective bargaining agreements. In addition, we contract with approximately 1,049 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be constrained.
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

Our operations are also subject to extensive regulations administered by the Environmental Protection Agency, which, among other things, pertain to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity. Future discovery of contamination of property underlying or in the vicinity of our present or former facilities could require us to incur additional expenses. Any of these events could adversely affect our financial results.

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

Our business may be adversely affected by:

•weak or volatile national or global economic conditions, including inflation;
•unfavorable currency exchange rates and interest rates;
•the lack of availability of credit on reasonable terms;
•restricted access to capital markets;
•changes in consumer spending rates and habits;
•unemployment and underemployment; and
•a tight energy supply and high energy costs.

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

Disruptions in credit and other financial markets caused by deteriorating or weak national and international economic conditions could, among other things:

•make it more difficult for us, our customers or our growers or prospective growers to obtain financing and credit on reasonable terms;
•cause lenders to change their practice with respect to the industry generally or our company specifically in terms of granting credit extensions and terms;
•impair the financial condition of our customers, suppliers or growers making it difficult for them to meet their obligations and supply raw material; or
•impair the financial condition of our insurers, making it difficult or impossible for them to meet their obligations to us.

We are, and in the future may become, involved in legal proceedings related to our alleged violations of antitrust, securities fraud, and unfair competition and false advertising laws and, as a result, may incur substantial costs in connection with those proceedings.

We are involved in the legal proceedings that are described in detail in Part I, Item 3 of this report entitled “Legal Proceedings.” In general, those proceedings involve class actions and/or individual actions against us, and in one case against certain of our officers, concerning:

•allegations that we and other poultry producers conspired to fix the price of broiler chickens in violation of state and federal antitrust laws, federal and state RICO laws, and other state laws;
•allegations that we made statements in our SEC filings and press releases that were materially false and misleading in light of our alleged, undisclosed violations of federal antitrust laws in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities”;
•allegations that we and other poultry producers unlawfully conspired to suppress the compensation of broiler growers below competitive levels and to not solicit or hire broiler growers providing services for other poultry producers;
•allegations that we and other poultry producers unlawfully conspired to fix and depress the compensation paid to certain broiler chicken processing plant employees; and
•allegations that we are violating California and North Carolina unfair competition and false advertising laws by, among other things, representing that our poultry products are “100% Natural” and that our chickens were raised in “natural” conditions.

Additionally, we are complying with a grand jury subpoena from the United States Department of Justice, Antitrust Division, related to the antitrust litigation mentioned above and a civil investigative demand from the Attorney General of the State of Florida related to the Georgia Dock price index for poultry products. We have also received a demand from a putative shareholder that we take action against current and former officers and directors for alleged breaches of their fiduciary duties related to the antitrust and securities fraud allegations described above.
An adverse resolution of any proceedings related to the matters summarized above and described in more detail in Item 3, "Legal Proceedings" could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

For additional information regarding the nature and status of these and other material legal proceedings, see Item 3, "Legal Proceedings” and the notes to our financial statements included in this report.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feed mill	Laurel, Mississippi
Poultry processing plant, hatchery and feed mill	McComb, Mississippi
Poultry processing plant, hatchery and feed mill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feed mill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feed mill	Moultrie and Adel, Georgia
Poultry processing plant, hatchery and feed mill	Kinston and Lenoir County, North Carolina
Poultry processing plant, hatchery and feed mill	Palestine and Freestone County, Texas
Poultry processing plant, hatchery and feed mill	Smith County, Lindale and Mineola, Texas
Poultry processing plant and hatchery	Waco, Texas
Poultry processing plant and hatchery	Lumberton and St. Pauls, North Carolina
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feed mill	Collins, Mississippi
Prepared chicken plant	Flowood, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
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
Item 3. Legal Proceedings
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain, and stabilize the price of broiler chickens, thereby violating federal and certain states’ antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs, and attorneys’ fees. As detailed below, the Court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs. The cases are part of a coordinated proceeding captioned In re Broiler Chicken Antitrust Litigation.
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

Between December 8, 2017 and September 13, 2019, additional purported direct-purchaser entities individually brought thirty-three separate suits against 19 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and a hearing on the motion is scheduled for December 18, 2019. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion will be fully briefed on January 21, 2020. The parties are currently engaged in discovery, subject to the limited stay discussed below. It is possible additional individual actions may be filed.
The Company is aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that included a request to produce all discovery in the case to a grand jury. On June 27, 2019, the Court in In re Broiler Chicken Antitrust Litigation permitted the United States Department of Justice to intervene in the case, as well as ordered certain discovery stayed until September 27, 2019. Before the discovery stay expired on September 27, 2019, the United States Department of Justice asked the Court in In re Broiler Chicken Antitrust Litigation to extend the discovery stay for an additional six months. On September 25, 2019, the Court granted the additional stay of not less than three months. On October 16, 2019, after further consideration, the Court extended the stay until June 27, 2020.
The Company received a grand jury subpoena in connection with the United States Department of Justice Antitrust Division investigation on September 9, 2019. The Company is complying with the subpoena and producing documents as requested.
We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal was fully briefed, and the Court of Appeals heard oral argument on August 31, 2018. On December 10, 2019, the Court of Appeals affirmed the District Court's decision granting the defendants' motion to dismiss.
On January 30, 2017, the Company received a letter from an attorney representing a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. The shareholder also asserted that certain directors engaged in “insider sales” from which they improperly benefited. In addition to demanding that the officers and directors be sued, the shareholder also demanded that the Company adopt unspecified corporate governance improvements. On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company’s board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it was in the Company’s best interests to pursue any of the actions demanded in the shareholder’s letter. On April 26, 2017, the special committee reported to the Company’s board of directors its determination that it was not in the Company’s best interests to take any of the demanded actions at that time, and that no governance improvements related to the subject matter of the demand were needed. On May 5, 2017, the special committee’s counsel informed the shareholder’s counsel of the committee’s determination. As of the date of filing of this report, and to the Company’s knowledge, no legal proceedings related to the shareholder’s demand have been filed. However, we are voluntarily disclosing the existence of the shareholder demand for the sake of completeness, in light of its relationship to the putative antitrust and securities class action lawsuits described above.
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time. Separately, the Company has become aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida, an antitrust civil investigative demand that includes a request to produce all documents submitted by the recipients to the Department of Justice relating to In re Broiler Chicken Antitrust Litigation. The Company is also aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Louisiana Department of Justice - Office of the Attorney General a Civil Investigation Demand that included a request to produce all deposition transcripts from the civil litigation.
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs sought an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which included substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on

September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continued to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the remaining plaintiffs filed a third amended complaint. The third amended complaint alleged that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019. On April 1, 2019, Sanderson filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The Court held a hearing on the Company’s motion on May 30, 2019. On July 31, 2019, the Court granted Sanderson’s motion without prejudice, stating that dismissal for lack of standing must be without prejudice, but denied the plaintiffs leave to amend their complaint. On October 8, 2019, the Court taxed $12,701 in costs in favor of Sanderson as the prevailing party.
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Under the briefing schedule ordered by the Court of Appeals, plaintiffs’ opening brief is due on January 8, 2020, and Sanderson’s response brief is due on February 7, 2020. Briefing is scheduled to be complete by the end of February 2020, and oral argument is likely to be scheduled for late 2020 or early 2021. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
On August 30, 2019, Sanderson Farms, Inc. and its Foods and Processing Divisions, as well as seventeen other poultry producers and their affiliates; Agri Stats, Inc.; and Webber, Meng, Sahl and Company, Inc. (“WMS”), were named in a putative class action filed in the United States District Court for the District of Maryland. To date, three other nearly identical putative class action complaints, each seeking to represent the same putative class, have been filed. The complaints, brought on behalf of non-supervisory production and maintenance employees at broiler chicken processing plants, allege that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them, including hourly wages and compensation benefits, from January 1, 2009 to the present. The plaintiffs claim that broiler producers shared competitively sensitive wage and benefits compensation information in three ways: (1) attending in-person meetings in Destin, Florida; (2) receiving Agri Stats reports, as well as surveys taken and published by WMS; and (3) directly exchanging wage and benefits information with plant managers at other defendant broiler producers. Plaintiffs allege that this conduct violated the Sherman Antitrust Act.
On November 12, 2019, the Court ordered that the four putative class action complaints would be consolidated for all pretrial purposes. The Court ordered plaintiffs to file their consolidated complaint on or before November 14, 2019. Defendants’ motions to dismiss the consolidated complaint were filed on November 22, 2019. Briefing was scheduled to be completed on or before February 28, 2020; however, on November 26, 2019, plaintiffs notified defendants that they intend to file an amended consolidated complaint. Additional motions to dismiss likely will follow, after which the parties will wait for a decision on the defendants' motion to dismiss from the trial court. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On October 11, 2019, three named plaintiffs - Daniel Lentz, Pam La Fosse, and Marybeth Norman - filed, in the United States District Court for the Northern District of California, a nationwide class action against Sanderson Farms, Inc. on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more Sanderson chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased Sanderson chicken products based on misleading representations in Sanderson’s advertising. Specifically, the plaintiffs in this case allege that Sanderson’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) Sanderson’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) Sanderson’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) Sanderson “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) Sanderson raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive”

reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) Sanderson’s chickens have been found to contain antibiotic and pharmaceutical residue. The Complaint asserts five causes of action under California and North Carolina law. The plaintiffs seek injunctive relief directing Sanderson to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also seek monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. Sanderson has not yet responded to the Complaint. Sanderson’s response is due on December 20, 2019. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
The Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of currently pending matters, other than those discussed above, should not have a material effect on the Company's consolidated results of operations or financial position.
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of October 31, 2019. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
Item 4. Mine Safety Disclosures
Not Applicable
Item 4A. Executive Officers of the Registrant

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	72	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	68	President and Chief Operating Officer, Director	1996	(2)
Mike Cockrell	62	Treasurer, Chief Financial Officer and Chief Legal Officer, Director	1993	(3)
Tim Rigney	55	Secretary and Chief Accounting Officer	2012	(4)
_________________
(1)Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Registrant since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Registrant.
(2)Lampkin Butts was elected President and Chief Operating Officer of the Registrant effective October 21, 2004. From November 1, 1996, to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Registrant in various capacities since 1973.
(3)Mike Cockrell became Treasurer and Chief Financial Officer of the Registrant effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.
(4)Tim Rigney became Secretary of the Registrant effective November 1, 2012. Mr. Rigney also began service as Chief Accounting Officer on that date. Prior to that time, Mr. Rigney served the Registrant in various capacities since 1990.
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
The number of stockholders of record as of December 12, 2019, was 2,742. The number of beneficial owners of our stock is greater than the number of holders of record, and the exact number is unknown.
The amount of future common stock dividends will depend on our earnings, financial condition, capital requirements, the effect a dividend would have on the Company's compliance with financial covenants and other factors, which will be considered by the Board of Directors on a quarterly basis.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Aug. 1 - Aug. 31, 2019	—	$—	—	1,176,615
Sep. 1 - Sep. 30, 2019	901	$151.33	901	1,176,615
Oct. 1 - Oct. 31, 2019	34,344	$154.81	34,344	1,176,615
Total	35,245	$154.72	35,245	1,176,615

1All purchases were made pursuant to the Company's Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.
2On May 31, 2018, the Company’s Board of Directors expanded and extended the share repurchase program originally approved on October 22, 2009, under which the Company was originally authorized to purchase up to one million shares of its common stock and is now authorized to purchase up to two million shares of its common stock in open market transactions or negotiated purchases, subject to market conditions, share price and other considerations. The authorization will expire on May 31, 2021. During the fourth quarter of fiscal 2018, the Company purchased 823,385 shares in open market transactions under this program. The Company’s repurchases of vested restricted stock to satisfy tax withholding obligations of its Stock Incentive Plan participants are not made under the 2018 general repurchase plan.
3Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.
Item 6. Selected Financial Data

	Year Ended October 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Net sales	$3,440,258	$3,236,004	$3,342,226	$2,816,057	$2,803,480
Operating income	67,994	29,700	425,239	294,111	335,998
Net income	53,294	61,431	279,745	188,961	216,001
Basic earnings per share	2.41	2.70	12.30	8.37	9.52
Diluted earnings per share	2.41	2.70	12.30	8.37	9.52
Working capital	365,430	367,600	650,817	465,135	396,834
Total assets	1,774,134	1,659,440	1,733,243	1,422,700	1,246,752
Long-term debt, less current maturities	55,000	—	—	—	—
Stockholders’ equity	1,417,675	1,387,893	1,432,862	1,190,262	1,029,861
Cash dividends declared per share	$1.28	$1.28	$2.04	$1.90	$1.38

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
GENERAL
The Company’s poultry operations are fully, vertically-integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and independent of each other, and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 59.8% of the Company’s total production costs.
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
The Company’s prepared chicken product line includes approximately 130 institutional and consumer-packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Recent Developments
In the second quarter of fiscal 2015, the Company began initial operations at a new poultry processing complex in Palestine, Texas. The complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week, and the facility is currently operating at full capacity.
In the first quarter of fiscal 2017, the Company began initial operations at a new poultry processing complex in St. Pauls, North Carolina. The completed complex consists of a hatchery, processing plant and waste water treatment facility, with the capacity to process 1.3 million chickens per week, and an expansion of the Company's existing feed mill in Kinston, North Carolina. The facility is currently operating at full capacity and processed approximately 528.4 million pounds of dressed poultry meat during fiscal 2019. During fiscal 2018, the St. Pauls processing plant processed approximately 522.5 million pounds of dressed poultry meat, as compared to 249.0 million pounds during fiscal 2017.
In the first quarter of fiscal 2019, the Company began initial operations at its new poultry processing complex in and around Tyler, Texas. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility, with the capacity to process 1.3 million chickens per week. The facility steadily increased production throughout fiscal 2019 and is currently operating at approximately seventy-five percent (75%) of capacity. During the fourth quarter of fiscal 2019, the Tyler processing plant processed approximately 73.5 million pounds of dressed poultry meat, as compared to 46.9 million pounds and 18.8 million pounds during the third and second quarters of fiscal 2019, respectively.

EXECUTIVE OVERVIEW OF RESULTS — 2019
The Company's volume of poultry products sold increased 2.0% compared to fiscal 2018, as the Company began processing chickens at its new Tyler, Texas poultry complex in early calendar 2019. The complex is currently operating at seventy-five percent capacity, and is expected to move to full production during the Company's second fiscal quarter of 2020. Average operating margins per pound of poultry products sold improved slightly during fiscal 2019, as compared to fiscal 2018, as the average sales price of poultry products sold increased by 3.5% and feed-related costs remained relatively flat. However, similar to fiscal 2018, the Company's financial results for the year ended October 31, 2019 reflect relatively weak market prices for boneless, skinless breast meat produced at the Company's plants that process a larger bird for food service customers. In addition, the Company's non-feed related cost of sales increased $0.0272 per pound and was negatively impacted by inefficiencies at the Tyler, Texas complex as that complex moves to full production and inefficiencies at other plants that experienced planned down time to replace and upgrade equipment. The impact of these factors is discussed in more detail in the "Results of Operations" section below.
The average feed cost in broiler flocks processed was lower by 0.5% in fiscal 2019, as compared to fiscal 2018. Current quoted market prices for feed grains are similar to prices paid by the Company during fiscal 2019. The Company has priced a portion of fiscal 2020 grain needs through February 2020. Had it priced its remaining fiscal 2020 needs at December 18, 2019 cash market prices quoted on the Chicago Board of Trade, the Company estimates its costs of feed grains based on fiscal 2019 volumes would be approximately $22.4 million higher during fiscal 2020 as compared to fiscal 2019.
RESULTS OF OPERATIONS — 2019
Net sales for fiscal 2019 were $3,440.3 million as compared to $3,236.0 million for fiscal 2018, an increase of $204.3 million or 6.3%. Net sales of poultry products for fiscal 2019 and fiscal 2018 were $3,198.2 million and $3,028.5 million, respectively, an increase of $169.7 million or 5.6%. The increase in net sales of poultry products resulted from a 3.5% increase in the average sales price of poultry products sold and a 2.0% increase in the pounds of poultry products sold. During fiscal 2019, the Company sold 4,531.6 million pounds of poultry products, up from 4,443.4 million pounds during fiscal 2018. The additional pounds of poultry products sold primarily resulted from a 2.8% increase in the number of chickens sold and an increase in average bird weights of 1.2%. The new Tyler, Texas processing facility, which began initial operations during the first quarter of fiscal 2019, processed approximately 22.3 million head during fiscal 2019, or approximately 3.6% of the total head processed by the Company during the period, and sold approximately 147.9 million pounds of poultry products during fiscal 2019, or approximately 3.3% of the total poultry pounds sold by the Company during the period. Overall, market prices for poultry products increased during fiscal 2019 as compared to fiscal 2018. Urner Barry average market prices for jumbo wings, tenders, boneless thigh meat and bulk leg quarters increased during fiscal 2019 compared to fiscal 2018 by 19.9%, 5.7%, 4.5% and 1.3%, respectively, and boneless breast meat prices decreased during fiscal 2019 compared to fiscal 2018 by 3.4%. The Company's average selling prices for chicken products sold to retail grocery store customers decreased slightly during fiscal 2019 as compared to fiscal 2018, but continued to reflect good demand. Net sales of prepared chicken products during fiscal 2019 and 2018 were $242.1 million and $207.5 million, respectively, an increase of 16.6%, resulting from a 22.6% increase in the pounds of prepared chicken products sold, partially offset by a 4.9% decrease in the average sales price of prepared chicken products sold. During fiscal 2019, the Company sold 129.9 million pounds of prepared chicken products, up from 106.0 million pounds sold during fiscal 2018.
Cost of sales for fiscal 2019 was $3,158.3 million as compared to $2,974.7 million during fiscal 2018, an increase of $183.6 million, or 6.2%. Excluding poultry products sold to the Company's prepared chicken plant, cost of sales of poultry products sold during fiscal 2019 and fiscal 2018 were $2,935.4 million and $2,784.7 million, respectively, which represents a 3.3% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in "Note (2)," the increase resulted primarily from a $0.0272 per pound increase, or 7.3%, in other costs of sales of poultry products, partially offset by a decrease in the cost of feed per pound of broilers processed of $0.0012, or 0.5%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Fiscal Year 2019			Fiscal Year 2018			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$30,973		$0.3686	$37,769		$0.4437	$(6,796)	$(0.0751)
Feed in broilers processed	1,167,953		0.2532	1,141,866		0.2544	26,087	(0.0012)
All other cost of sales	1,854,915		0.4021	1,682,657		0.3749	172,258	0.0272
Less: Ending Inventory	35,121		0.3868	30,973		0.3686	4,148	0.0182
Total poultry cost of sales	$3,018,720	(1)	$0.6548	$2,831,319	(1) (2)	$0.6318	$187,401	$0.0230
Pounds:
Beginning Inventory	84,020			85,120
Poultry processed	4,613,576			4,488,400	(2)
Poultry sold	4,610,279	(1)		4,481,459	(1)(2)
Ending Inventory	90,805			84,020
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
Other costs of sales of poultry products consist primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0272 per pound processed, or 7.3%, during fiscal 2019 as compared to fiscal 2018. During fiscal 2019, other costs of sales of poultry products benefited from the reversal of the $9.6 million live inventory write-down recorded during the fourth quarter of fiscal 2018. Excluding the benefit from that reversal, other costs of sales of poultry products increased by $0.0292 per pound processed, or 7.8%, during fiscal 2019 as compared to fiscal 2018. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during January 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until reaching full capacity. Excluding the Tyler facilities and the benefit from the reversal of the live inventory write-down, the other costs of sales would have increased by $0.0190 per pound processed, or 5.1%. This increase is primarily attributable to higher labor and antimicrobial intervention expenses, in addition to higher recognized freight expenses. The increase in amounts recognized as freight expense is attributable to the Company's adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net income during fiscal 2019, freight expense was negatively impacted during the period, and that negative impact to freight expense was offset by a corresponding increase to revenue. For more information regarding the Company's adoption of ASU 2014-09 in relation to freight expense, refer to "Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 - Significant Accounting Policies."
During fiscal 2019, costs of sales of the Company’s prepared chicken products were $222.9 million as compared to $190.0 million during fiscal 2018, an increase of $32.9 million, or 17.3%, primarily attributable to a 22.6% increase in the pounds of prepared chicken products sold.
The Company recorded a charge of $2.8 million to reduce the value of live broiler inventories on hand at October 31, 2019 from cost to net realizable value. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The Company recorded a charge of $9.6 million at October 31, 2018 to reduce the value of live broiler inventories on hand from cost to net realizable value.
Selling, general and administrative ("SG&A") costs during fiscal 2019 were $211.1 million, a decrease of $10.8 million compared to the $222.0 million of SG&A during fiscal 2018. The following table shows the components of SG&A costs for the twelve months ended October 31, 2019 and 2018.
Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2019	Twelve months ended October 31, 2018	Increase/(Decrease)
Advertising expense	$11,071	$32,624	$(21,553)
Trainee expense	16,254	21,553	(5,299)
Start-up expense (Tyler, Texas complex)	9,361	13,394	(4,033)
Stock compensation expense	11,786	15,702	(3,916)
All other SG&A expenses	62,653	64,705	(2,052)
Employee Stock Ownership Plan ("ESOP") expense	3,000	2,000	1,000
Depreciation expense - machinery and equipment	7,067	5,801	1,266
Sanderson Farms Championship expense	8,817	6,325	2,492
Administrative salaries	45,108	42,288	2,820
Legal expense	25,102	17,573	7,529
Third-party sales commissions	10,922	—	10,922
Total SG&A	$211,141	$221,965	$(10,824)
Regarding the table above, the decrease in advertising expense is the result of the Company's decision to scale back its television and radio advertising during fiscal 2019. The change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The decrease in stock compensation expense is the result of the number of shares earned for the performance shares granted on November 1, 2017, being lower as compared to the number of shares earned for the performance shares granted on November 1, 2016. Stock compensation is further described in "Part II, Item 8, Notes to Consolidated Financial Statements, Note 9 - Stock Compensation Plans." The increase in legal expenses is primarily attributable to our ongoing defense of the litigation described in "Part I, Item 3. Legal Proceedings" of this Form 10-K. The increase in third-party sales commissions is attributable to the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers. While adoption of the standard had no effect on the Company's net income during fiscal 2019, SG&A expenses were negatively impacted during the period, and the negative impact to SG&A expenses was offset by a corresponding increase to revenue. For more information regarding the Company's adoption of ASU 2014-09 and the relation to SG&A expenses, refer to "Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 - Significant Accounting Policies."
The Company’s operating income during fiscal 2019 was $68.0 million as compared to an operating income during fiscal 2018 of $29.7 million. The increase in operating income resulted primarily from higher average selling prices and a 2.5% increase in pounds sold, partially offset by a 3.6% increase in average costs of goods sold.
The Company recorded no interest income during fiscal 2019, as compared to $2.9 million in interest income during fiscal 2018. Interest expense during fiscal 2019 and fiscal 2018 was $4.2 million and $2.1 million, respectively. The decrease in interest income during fiscal 2019, as compared to fiscal 2018, is the result of the Company not having excess cash to invest during fiscal 2019 as it did in fiscal 2018. The increase in interest expense during fiscal 2019, as compared to fiscal 2018, resulted from higher outstanding debt during fiscal 2019, as compared to fiscal 2018.

The Company’s effective tax rate for fiscal 2019 was 16.5% as compared to (101.0)% for fiscal 2018. The Company’s effective tax rate differs from the statutory federal rate due to discrete items, state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As described in our financial statement footnote "Note 7 - Income Taxes," the revaluation of our deferred taxes using the tax rate enacted during our first quarter of fiscal 2018 resulted in a $37.5 million discrete income tax benefit recognized during the first quarter of fiscal 2018. During fiscal 2019, the Company recognized an approximately $2.1 million discrete income tax benefit due to certain income tax credits. There were no other material discrete items affecting the comparative periods, with the exception of discrete adjustments related to stock-based compensation. Excluding the effects of discrete items, the Company's effective tax rate for fiscal 2019 and 2018 would have been approximately 23.6% and 33.0%, respectively.
As of October 31, 2019, the Company's long-term deferred income tax liability was $74.1 million as compared to $62.8 million at October 31, 2018, an increase of $11.3 million. The increase is primarily attributable to the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2019.
The Company’s net income during fiscal 2019 was $53.3 million, or $2.41 per share, as compared to net income during fiscal 2018 of $61.4 million or $2.70 per share. The decrease in net income for fiscal 2019 as compared to fiscal 2018 is primarily attributable to a higher effective tax rate and higher average costs of goods sold, partially offset by higher average selling prices and an increase in pounds sold. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
EXECUTIVE OVERVIEW OF RESULTS — 2018
During fiscal 2018, the Company's volume increased compared to fiscal 2017, as our St. Pauls, North Carolina facility reached full capacity; however, our margins declined significantly during fiscal 2018, when compared to fiscal 2017, reflecting significantly lower average sales prices and higher average costs of goods sold. Driving our fiscal 2018 results were significantly lower market prices for products produced at our plants that process larger birds and sold primarily to food service customers. To a lesser extent, lower average market prices for products produced at our plants that process medium sized birds and primarily sold to retail grocery store customers and for products sold to export customers also contributed to the lower average selling prices. We believe our lower average selling prices domestically reflected to some extent pressures from lower wholesale prices for, and abundant supplies of, competing proteins, and we believe uncertainty regarding trade negotiations abroad negatively affected export demand. Our higher average costs of goods sold reflected slightly higher feed costs per pound of chicken processed and an increase in other costs of goods sold, details of which are described in the "Results of Operations" section below.
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

Cost of sales for fiscal 2018 was $2,974.7 million as compared to $2,700.7 million during fiscal 2017, an increase of $274.1 million, or 10.1%. Excluding poultry products sold to the Company's prepared chicken plant, cost of sales of poultry products sold during fiscal 2018 and fiscal 2017 were $2,784.7 million and $2,544.3 million, respectively, which represents a 4.0% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, and excludes poultry products processed and sold under our agreement with House of Raeford Farms as described in “Note (2),” the increase resulted primarily from a $0.0179 per pound increase, or 5.0%, in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0032, or 1.3%.
Poultry Cost of Sales
(In thousands, except percentages and per pound data)

	Fiscal Year 2018			Fiscal Year 2017			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$37,769		$0.4437	$15,378		$0.3397	$22,391	$0.1040
Feed in broilers processed	1,141,866		0.2544	1,061,793		0.2512	80,073	0.0032
All other cost of sales	1,682,657		0.3749	1,508,765		0.3570	173,892	0.0179
Less: Ending Inventory	30,973		0.3686	37,769		0.4437	(6,796)	(0.0751)
Total poultry cost of sales	$2,831,319	(1) (2)	$0.6318	$2,548,167	(1)(2)	$0.6090	$283,152	$0.0228
Pounds:
Beginning Inventory	85,120			45,272
Poultry processed	4,488,400	(2)		4,226,781	(2)
Poultry sold	4,481,459	(1)(2)		4,184,365	(1)(2)
Ending Inventory	84,020			85,120
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
The Company recorded a charge of $9.6 million to reduce the value of live broiler inventories on hand at October 31, 2018 from cost to net realizable value. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at October 31, 2017.
SG&A costs during fiscal 2018 were $222.0 million, an increase of $5.7 million compared to the $216.3 million of SG&A during fiscal 2017. The following table shows the components of SG&A costs for the twelve months ended October 31, 2018 and 2017.
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
Regarding the table above, the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to actual start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The increase in legal expenses was primarily attributable to our ongoing defense of the litigation described in “Part II, Item 3. Legal Proceedings” of this Form 10-K. The increases in trainee expense and administrative salaries were primarily attributable to increases in personnel that coincide with the Company's growth plans. The decrease in bonus expense, payouts of which are based on profitability, was the result of profitability not reaching the required levels for payout of that incentive. The decrease in ESOP expense, payouts of which are based on profitability, was attributable to the difference in the level of profitability between fiscal 2018 and 2017. The increase in all other SG&A expenses was the result of a net increase in various other categories of SG&A costs.

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
The Company’s effective tax rate for fiscal 2018 was (101.0)% as compared to 34.1% for fiscal 2017. The Company's effective tax rate differs from the statutory federal rate due to discrete items, state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits. As described in our financial statement footnote "Note 6 - Income Taxes," the revaluation of our deferred taxes using the tax rate enacted during our first quarter of fiscal 2018 resulted in a $37.5 million discrete income tax benefit recognized during the first quarter of fiscal 2018. There were no other material discrete items affecting the comparative periods, with the exception of routine discrete adjustments related to stock-based compensation. Excluding the effects of discrete items, the Company's effective tax rate for fiscal 2018 and 2017 would have been approximately 33.0% and 34.9%, respectively.
As of October 31, 2018, the Company's long-term deferred income tax liability was $62.8 million as compared to $91.9 million at October 31, 2017, a decrease of $29.1 million. The decrease is primarily attributable to the revaluation of our deferred taxes as described in our financial statement footnote “Note 6 - Income Taxes,” partially offset by the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2018. United States generally accepted accounting principles (“U.S. GAAP”) requires that deferred tax assets and liabilities be measured using the enacted tax rate expected to be in effect when the temporary differences from which the deferred taxes arose are expected to be settled. Prior to the enactment of the Tax Cuts and Jobs Act, our deferred taxes were measured using the enacted 35.0% federal income tax statutory rate. Following enactment, we remeasured our deferred taxes using a 23.3% blended federal income tax statutory rate for temporary differences that were expected to reverse in fiscal 2018 and a 21% federal income tax statutory rate for temporary differences that were expected to reverse after fiscal 2018.
The Company’s net income during fiscal 2018 was $61.4 million, or $2.70 per share, as compared to net income during fiscal 2017 of $279.7 million or $12.30 per share.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2019, was $365.4 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.7 to 1. The Company’s working capital and current ratio at October 31, 2018, were $367.6 million and 2.8 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity available during fiscal 2019 included cash on hand, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated March 21, 2019 with a maximum available borrowing capacity of $1.0 billion. As of October 31, 2019 the Company had borrowed $55.0 million and had approximately $21.6 million outstanding in letters of credit, leaving $923.4 million of borrowing capacity available under the facility. As of December 18, 2019, the Company had borrowed $85.0 million under the facility and had approximately $23.1 million outstanding in letters of credit, leaving $891.9 million available under the facility.
The Company’s cash position at October 31, 2019 and October 31, 2018, consisted of $95.4 million and $121.2 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at October 31, 2019 and October 31, 2018, was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during fiscal 2019 and fiscal 2018 were $206.8 million and $131.4 million, respectively. Cash flows from operating activities increased by $75.4 million, resulting from three primary factors. First, during fiscal 2019, the Company realized higher margins due to an increase in average selling prices, as compared to fiscal 2018, which more than offset the increase in average costs of goods sold during the same comparative periods. Secondly, the change in cash bonuses paid by the Company, which totaled approximately $36.0 million during fiscal 2018, as compared to no cash bonuses paid during fiscal 2019, caused cash flows from operating activities to increase. The bonuses paid during fiscal 2018 related to fiscal 2017 performance. Lastly, the change in cash paid or received for income taxes during fiscal 2019, as compared to fiscal 2018, caused an increase in cash flows from operating activities. During fiscal 2019, the

Company's net cash receipts from income taxes totaled approximately $25.6 million, as compared to approximately $40.0 million in net cash paid for income taxes during fiscal 2018. Offsetting the increases described above is the additional funding required for inventories, largely attributable to the Company's new Tyler, Texas facilities. During fiscal 2019, inventory levels increased by approximately $49.9 million, as compared to a decrease of approximately $3.1 million during fiscal 2018.
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
Cash flows used in investing activities during fiscal 2019, 2018 and 2017, were $248.5 million, $306.7 million and $165.9 million, respectively. The Company’s capital expenditures during fiscal 2019 of $249.5 million included approximately $67.1 million related to construction at the Tyler, Texas complex and approximately $9.4 million related to final payments made under purchase agreements for delivery of new aircraft. The Company’s capital expenditures during fiscal 2018 were $308.9 million and included approximately $156.5 million related to construction at the Tyler, Texas complex, $29.3 million related to progress or final payments made under the aircraft purchase agreements and approximately $4.7 million for expansion of the prepared chicken facility in Flowood, Mississippi. The Company's capital expenditures during fiscal 2017 were $166.8 million and included approximately $29.0 million related to progress payments made under the aircraft purchase agreements, approximately $26.3 million related to construction at the St. Pauls, North Carolina complex, approximately $12.4 million related to construction at the Tyler, Texas complex and approximately $9.4 million for expansion of the prepared chicken facility in Flowood, Mississippi. Excluding expenditures related to construction and new aircraft during fiscal 2019, 2018 and 2017, the Company’s capital expenditures for those years were $173.0 million, $118.4 million and $89.7 million, respectively.
Cash flows provided by or (used in) financing activities during fiscal 2019, 2018 and 2017 were $15.9 million, $(122.8) million and $(57.9) million, respectively. During fiscal 2019, the Company borrowed a net of $55.0 million under its revolving credit facility, purchased shares valued at $9.4 million pursuant to the Company's Stock Incentive Plan as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations and paid approximately $28.4 million in dividends to its shareholders. During fiscal 2018, the Company repurchased and canceled 823,385 shares of its common stock in open-market transactions at an average price of $101.37 per share and purchased shares valued at $11.7 million pursuant to the Company's Stock Incentive Plan as amended and restated on February 11, 2016, as described above. Additionally, the Company paid approximately $29.0 million in dividends to its shareholders. During fiscal 2017, the Company purchased shares valued at $10.0 million pursuant to the Company's Stock Incentive Plan as amended and restated on February 11, 2016, as described above. Additionally, the Company paid approximately $46.4 million in dividends to its shareholders, of which approximately $22.7 million resulted from a special cash dividend paid during the fourth quarter of fiscal 2017.
As of December 18, 2019, the Company’s fiscal 2020 capital budget is approximately $198.3 million. The Company expects the 2020 capital budget to be funded by cash on hand, internally generated working capital, cash flows from operations and, as needed, borrowings under the Company’s revolving credit facility. The Company had $891.9 million available under the revolving line of credit as of December 18, 2019. The fiscal 2020 capital budget includes an aggregate of approximately $41.5 million for multiple large-scale equipment and building upgrades at multiple complexes, approximately $15.0 million for construction of a new hatchery to replace the hatchery currently in service in Laurel, Mississippi, and approximately $11.3 million to purchase new vehicles that in previous years would have been leased. These vehicles primarily consist of semi-tractors and trailers that are used to haul the Company's live birds and feed. Excluding the budgeted amounts for the items detailed above, the fiscal 2020 capital budget is approximately $130.5 million. These amounts are estimates and are subject to change as we move through fiscal 2020.
In the first quarter of fiscal 2019, the Company began initial operations at a new poultry processing complex in and around Tyler, Texas. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility, with the capacity to process 1.3 million chickens per week. The facility steadily increased production throughout fiscal 2019 and is currently operating at approximately seventy-five percent (75%) of capacity. Before the complex can reach full production, we will need to enter into contracts with a sufficient number of independent contract poultry producers to house the live inventory and hire and train the remainder of our workforce. See "The construction and potential benefits of our new facilities are subject to risks and uncertainties" in the Risk Factors section of this Annual Report.

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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2019, was $998.6 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of October 31, 2019, the Company had borrowed $55.0 million under the facility, and had approximately $21.6 million outstanding in letters of credit, leaving $923.4 million of borrowing capacity available under the facility. As of December 18, 2019, the Company had borrowed $85.0 million under the facility and had approximately $23.1 million outstanding in letters of credit, leaving $891.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.
Contractual Obligations
Obligations under long-term debt; non-cancelable operating leases; purchase obligations relating to feed grains, other feed ingredients and packaging supplies; construction contracts and claims payable relating to the Company’s workers’ compensation insurance policy at October 31, 2019, were as follows:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$47,774	$15,363	$22,919	$9,382	$110
Long-term debt	55,000	—	—	55,000	—
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	199,097	199,097	—
Construction contracts and other	8,996	8,996	—	—	—
Claims payable	20,587	9,687	10,900	—	—
Total	$331,454	$233,143	$33,819	$64,382	$110
Off-balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements material to our financial position or results of operations as of October 31, 2019.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, and the differences could be material. Descriptions of accounting estimates the Company considers critical follow.

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
The Company recorded a charge of $2.8 million to reduced the value of live broiler inventories on hand at October 31, 2019 from cost to net realizable value, because the estimated net realizable value for all broiler flocks in inventory was lower than the estimated cost to complete those live broiler inventories. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The significant judgments that management makes in order to assess the net realizable value of its broiler inventory include estimating future selling prices of finished products and the related cost of sales, primarily feed costs, to complete. The Company recorded a charge of $9.6 million to reduce the value of live broiler inventories on hand at October 31, 2018 from cost to net realizable value. Breeders are generally not subject to lower of cost or net realizable value reserves due to their longer production lives.
Accrued Self Insurance
Insurance expense and the related reserve for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. The Company utilizes an outside third party specialist to assist management in estimating the reserve ultimately recorded in the financial statements. The Company accrues expenses in its workers’ compensation and employee benefit plans for both known claims as well as claims incurred but not reported. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used, such as estimated claims incurred but not reported and the estimated development of reported claims, to recognize periodic expenses. Any resulting adjustments to accrued claims are reflected in current operating results. There are no material adjustments to expenses accrued in prior periods in current expenses. If historical experience proves not to be a good indicator of future expenses, if the third-party actuaries with which management engages were to use different actuarial assumptions, if there is a negative trend in the Company’s claims history, or if changes are made to the assumptions used to calculate the reserves, there could be a significant increase or decrease in cost of sales depending on whether these expenses increased or decreased, respectively.
Performance Share Plans
The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in each outstanding agreement relate to the Company’s average return on equity and average return on sales over a two year performance period. There is an additional one-year service-based vesting period during which the holder must be employed by the Company to be eligible to receive the shares that met the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the total three year vesting period. In making this estimate, the Company considers, among other factors, the current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the awards. The accounting for these awards requires the Company to accrue over the three year vesting period the estimated amounts that will be earned with adjustments made during the service period using the cumulative catch up method. With respect to the fiscal 2017 awards, which vested and were issued effective October 31, 2019, the Company expensed a total of approximately $7.7 million, of which $5.2 million was recorded during fiscal 2018 and $2.5 million was recorded during fiscal 2019. With respect to the fiscal 2018 awards, the Company has accrued $1.3 million as of October 31, 2019, based on the Company’s determination that achievement of the applicable performance based criteria for those agreements is probable at a level between the threshold and target return on sales performance measures. Because of the volatility of the factors previously discussed and considering actual operating results through October 31, 2019, which were below the threshold level, as of October 31, 2019 the Company was unable to determine that it was probable that awards from outstanding agreements entered into on November 1, 2018 would be earned, and therefore has not accrued any amount for those awards. Had the Company determined that it was probable that the maximum amount of those outstanding awards would be earned, an additional $4.9 million would have been accrued as of October 31, 2019.
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
Valuation allowances are recorded when it is more likely than not some portion or all of a deferred tax asset will not be realized.
Contingencies
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company determines the amount of reserves required, if any. At this time, the Company has not accrued any reserve for any legal proceedings. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, our fiscal 2019. The Company adopted this guidance using the modified retrospective transition method during the first quarter of fiscal 2019, and it did not have a material impact on our consolidated financial statements. Under the modified retrospective method, prior periods were not adjusted. Additionally, based on our contract assessments, no cumulative-effect adjustment was made to the opening balance of retained earnings. For further information regarding the Company's revenue, refer to "Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 1 - Significant Accounting Policies and Note 2 - Disaggregation of Revenue."
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
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company is required to adopt this guidance during the first quarter of fiscal 2020, and we used the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements. This guidance also provides certain practical expedients, including a practical expedient package during transition. We utilized this package, which allowed the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. We have implemented processes for administering the Company's leases and facilitating compliance with the new guidance. See "Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 11 - Commitments and Contingencies" for the total amount of the Company's noncancelable operating lease commitments. Management intends to purchase assets going forward, rather than entering into additional long-term leases. Upon adoption, based on our review of the Company's lease agreements and assessments performed to date, we expect to recognize right-of-use assets and lease liabilities of approximately $53.0 million, primarily related to transportation equipment. We do not expect adoption to have a material effect on our consolidated statements of operations and cash flows.
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
Generally, the Company commits to purchase feed ingredients for deferred delivery from one month to nine months after the time of the commitment. The grain purchases are made directly with our usual grain suppliers, which are companies in the business of regularly supplying grain to end users, and do not involve options to purchase. Such purchases occur when our chief operating decision maker concludes that market factors indicate that prices at the time the grain is needed are likely to be higher than current prices, or where, based on current and expected market prices for the Company’s poultry products, our chief operating decision maker believes he can purchase feed ingredients at prices that will allow the Company to earn a reasonable return for its shareholders. The Company sometimes purchases its feed ingredients for prompt delivery to its feed mills at market prices at the time of such purchases. Market factors considered by our chief operating decision maker in determining whether or not and to what extent to buy grain for deferred delivery include:
•Current market prices;
•Current and predicted weather patterns in the United States, South America, China and other grain producing areas, as such weather patterns might affect the planting, growing, harvesting and yield of feed grains;

•The expected size of the harvest of feed grains in the United States and other grain producing areas of the world as reported by governmental and private sources;
•Current and expected changes to the agricultural policies of the United States and foreign governments;
•The relative strength of United States currency and expected changes therein as it might impact the ability of foreign countries to buy United States feed grain commodities;
•The current and expected volumes of export of feed grain commodities as reported by governmental and private sources;
•The current and expected use of available feed grains for uses other than as livestock feed grains (such as the use of corn for the production of ethanol, which use is impacted by the price of crude oil); and
•Current and expected market prices for the Company’s poultry products.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2019, the Company purchased approximately 120.5 million bushels of corn and approximately 1.2 million tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $120.5 million in fiscal 2019. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $11.6 million.
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
During fiscal 2019, the Company’s average feed cost per pound of broilers processed totaled $0.2532 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0261, based on the quantity of grain used during fiscal 2019. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during fiscal 2019.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2019:

Feed Ingredient	Quantity Purchased during Fiscal 2019		Hypothetical Price Change		Impact on Cash Outlay		Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	120.5	million bushels	$1.00	per bushel	$120.5	million	$0.0261	/ lb processed
Soybean meal	1.2	million tons	$10.00	per ton	$11.6	million	$0.0025	/ lb processed

The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Although the Company had no fixed-rate debt on its balance sheet at October 31, 2019, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.
The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Sanderson Farms, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and subsidiaries (the Company) as of October 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 19, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Live Inventory Valuation Analysis
Description of the Matter
The Company’s live poultry inventories of broilers are stated at the lower of cost or net realizable value. The Company recorded an adjustment in the amount of $2.8 million to value its live broiler inventory at estimated net realizable value rather than cost as of October 31, 2019. As described in Note 1 to the consolidated financial statements, in periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The Company measures the live inventory valuation adjustment using estimates associated with selling prices and the related cost of sales (primarily feed costs) for poultry products.

Auditing the live inventory valuation analysis is complex due to the highly judgmental nature of estimating selling prices for poultry products and the related cost of sales (primarily feed costs) for these products. These estimates have a significant effect on the identification and measurement of a live inventory valuation adjustment.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the identification and measurement of a live inventory valuation adjustment. For example, we tested controls over management’s review of the live inventory valuation analysis, the significant assumptions related to selling prices and costs of sales (primarily feed costs) and the related data inputs.

To test the live inventory valuation analysis, our audit procedures included, among others, evaluating the significant assumptions discussed above and the underlying data used by the Company. We tested projected selling prices by reviewing actual selling prices as well as considering changes in poultry market indices subsequent to the balance sheet date. We tested estimated cost of sales by considering actual costs including feed costs incurred subsequent to the balance sheet date. We also considered changes in corn and soybean meal market indices subsequent to the balance sheet date. In addition, we tested the completeness and accuracy of the underlying data used in the live inventory valuation analysis by agreeing the information to the Company’s accounting records.

Workers' Compensation Reserve
Description of the Matter
The workers’ compensation reserve totaled $20.5 million at October 31, 2019. As discussed in Note 1 to the consolidated financial statements, the Company's reserve for workers’ compensation is based on both known claims and estimates for claims incurred but not reported ("IBNR"). The Company utilizes various actuarial methodologies and analysis that contemplate known claims and IBNR claims to estimate the reserve. The IBNR portion of the reserve is based on an analysis performed by management’s external actuarial specialist and considers a variety of factors, including the frequency and severity of losses, changes in claims reporting and resolution patterns, third-party recoveries, insurance industry practices, the regulatory environment and legal precedent.

Auditing the workers’ compensation reserve is complex and required the involvement of specialists due to the actuarial methodologies used in the measurement of the reserve. These methodologies have a significant effect on the workers’ compensation reserve.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the measurement of the workers’ compensation reserve. For example, we tested controls over management’s review of the actuarial analysis of the workers’ compensation reserve, including the assessment of the appropriateness of the actuarial methodologies used and the data inputs provided to the actuaries.

To test the workers’ compensation reserve, our audit procedures included, among others, evaluating the actuarial methodologies and analysis used and the underlying claims data provided by management to its actuaries. We involved our actuarial specialist to assist in our evaluation of the methodologies and analysis applied by management’s actuary in determining the reserve. For example, we performed an independent calculation of a range of reasonable reserve balances using the Company’s historical claims data and similar actuarial methodologies, and compared the Company’s recorded reserve to the range developed by our actuarial specialist. In addition, we tested the completeness and accuracy of the underlying claim data provided by the Company to its actuarial specialist.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1986.
New Orleans, Louisiana
December 19, 2019

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2019	2018
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$95,417	$121,193
Accounts receivable, less allowance of $1,260 in 2019 and $3,260 in 2018	131,778	121,932
Receivable from insurance companies	445	7,094
Inventories	289,928	240,056
Refundable income taxes	6,612	32,974
Prepaid expenses	56,931	43,240
Total current assets	581,111	566,489
Property, plant and equipment:
Land and buildings	892,089	716,754
Machinery and equipment	1,236,095	1,017,368
Construction-in-process	11,149	227,375
	2,139,333	1,961,497
Accumulated depreciation	(953,473)	(873,909)
	1,185,860	1,087,588
Other assets	7,163	5,363
Total assets	$1,774,134	$1,659,440
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$132,741	$128,936
Accrued expenses	82,940	69,953
Total current liabilities	215,681	198,889
Long-term debt, less current maturities	55,000	—
Claims payable and other liabilities	11,646	9,865
Deferred income taxes	74,132	62,793
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares-500,000; none issued - Par value to be determined by the Board of Directors: authorized shares-4,500,000; none issued
Common Stock, $1 par value: authorized shares-100,000,000; issued and outstanding shares - 22,203,920 in 2019 and 22,099,780 in 2018	22,204	22,100
Paid-in capital	86,010	81,269
Retained earnings	1,309,461	1,284,524
Total stockholders’ equity	1,417,675	1,387,893
Total liabilities and stockholders’ equity	$1,774,134	$1,659,440
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2019	2018	2017
	(In thousands, except per share data)
Net sales	$3,440,258	$3,236,004	$3,342,226
Cost and expenses:
Cost of sales	3,158,323	2,974,739	2,700,684
Live inventory adjustment	2,800	9,600	—
Selling, general and administrative	211,141	221,965	216,303
	3,372,264	3,206,304	2,916,987
Operating income	67,994	29,700	425,239
Other income (expense):
Interest income	—	2,911	1,167
Interest expense	(4,156)	(2,066)	(1,886)
Other	9	12	10
	(4,147)	857	(709)
Income before income taxes	63,847	30,557	424,530
Income tax expense (benefit)	10,553	(30,874)	144,785
Net income	$53,294	$61,431	$279,745
Earnings per share:
Basic	$2.41	$2.70	$12.30
Diluted	$2.41	$2.70	$12.30
Dividends per share	$1.28	$1.28	$2.04
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance at October 31, 2016	22,693,225	$22,693	$125,855	$1,041,714	$1,190,262
Net income - Fiscal 2017	—	—	—	279,745	279,745
Cash dividends ($2.04 per share)	—	—	—	(46,399)	(46,399)
Stock compensation plan transactions	109,465	110	(5,733)	—	(5,623)
Amortization of unearned compensation	—	—	14,877	—	14,877
Balance at October 31, 2017	22,802,690	22,803	134,999	1,275,060	1,432,862
Net income - Fiscal 2018	—	—	—	61,431	61,431
Cash dividends ($1.28 per share)	—	—	—	(28,966)	(28,966)
Purchase of common stock	(823,385)	(823)	(59,639)	(23,001)	(83,463)
Stock compensation plan transactions	120,475	120	(8,862)	—	(8,742)
Amortization of unearned compensation	—	—	14,771	—	14,771
Balance at October 31, 2018	22,099,780	22,100	81,269	1,284,524	1,387,893
Net income - Fiscal 2019	—	—	—	53,294	53,294
Cash dividends ($1.28 per share)	—	—	—	(28,357)	(28,357)
Stock compensation plan transactions	104,140	104	(5,594)	—	(5,490)
Amortization of unearned compensation	—	—	10,335	—	10,335
Balance at October 31, 2019	22,203,920	$22,204	$86,010	$1,309,461	$1,417,675
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
	2019	2018	2017
	(In thousands)
Operating activities
Net income	$53,294	$61,431	$279,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,420	110,896	100,337
Amortization of share-based compensation	12,552	16,371	17,376
Live inventory adjustment (net of prior period reversal)	(6,800)	9,600	—
Provision for losses (recoveries) on accounts receivable	(2,000)	—	610
Deferred income taxes	11,339	(29,105)	16,150
Loss on asset disposals	1,175	—	—
Change in assets and liabilities:
Accounts receivable - trade	(7,846)	16,936	(15,130)
Accounts receivable - insurance	6,649	(7,094)	—
Inventories	(43,072)	3,109	(32,459)
Income taxes	26,362	(39,623)	(9,341)
Prepaid expenses and other assets	(14,338)	(4,132)	(4,279)
Accounts payable	18,517	24,077	12,013
Accrued expenses, claims payable and other liabilities	15,548	(31,053)	43,931
Total adjustments	153,506	69,982	129,208
Net cash provided by operating activities	206,800	131,413	408,953
Investing activities
Capital expenditures	(249,503)	(308,875)	(166,768)
Net proceeds from sale of property and equipment	996	2,201	853
Net cash used in investing activities	(248,507)	(306,674)	(165,915)
Financing activities
Borrowings from revolving line of credit	125,000	—	—
Payments on revolving line of credit	(70,000)	—	—
Payments for debt issuance costs	(2,225)	—	(2,416)
Dividends paid	(28,357)	(28,966)	(46,399)
Repurchase of common stock	—	(83,463)	—
Proceeds from issuance of restricted stock under stock compensation plans	942	1,320	983
Payments from issuance of common stock under stock compensation plans	(9,429)	(11,722)	(10,032)
Net cash provided by (used in) financing activities	15,931	(122,831)	(57,864)
Net change in cash and cash equivalents	(25,776)	(298,092)	185,174
Cash and cash equivalents at beginning of year	121,193	419,285	234,111
Cash and cash equivalents at end of year	$95,417	$121,193	$419,285
Supplemental disclosure of cash flow information:
Income taxes paid	$3,106	$40,090	$139,990
Interest paid, net	$4,043	$2,054	$1,867
Non-cash investing activities:
Capital expenditures included in accounts payable	$10,209	$24,921	$10,966
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
Revenue Recognition: The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. The Company recognizes revenue in connection with a contract in which the Company has agreed to sell, and a customer has agreed to purchase, specific quantities of product at agreed-upon prices and when the Company's performance obligation related to that contract has been satisfied. In the majority of its contracts with customers, the Company's performance obligation is satisfied when delivery of the product has occurred, either at the customer's facility or the Company's facility, depending on the terms of each contract. In a small number of contracts, ownership of the product passes from the Company to the customer at some point during transit, at which time the performance obligation is satisfied and revenue is recognized. Gross revenue and related receivables are recognized based on the transaction price within the contract and are reduced by estimated or known amounts for items such as rebates, discounts, cooperative advertising allowances and other various items to arrive at net revenue. During fiscal 2019, 2018 and 2017, these reductions to revenue totaled approximately $66.5 million, $79.2 million and $77.2 million, respectively.
The cost incurred for shipping and handling activities to deliver the product to the customer is recognized in cost of sales during the period in which the corresponding revenue is recognized. Where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for those expenses as fulfillment costs in cost of sales, rather than an additional promised service. This accounting treatment is the same as the accounting treatment prior to the Company's adoption of ASU 2014-09, Revenue from Contracts with Customers. The Company has, prior to the adoption of ASU 2014-09, accounted for freight one of two ways. First, when the Company's agreement with its customer did not authorize the Company to invoice the customer separately for freight, the Company attempted to negotiate a higher price, and paid freight costs associated with the sale. In these instances, that cost was booked as an expense in cost of sales. In some instances, the Company's agreements with its customers authorize the Company to invoice the customer for freight costs separately on its invoice to the customer. Under these arrangements, the Company has previously accounted for freight by recognizing revenue net of the freight costs. Subsequent to the adoption of ASU 2014-09, both arrangements are accounted for in the same manner. That is, in both instances, revenue is reported gross of any freight charge, and all freight costs are accounted for as cost of sales. Because we adopted ASU 2014-09 using the modified-retrospective transition method, we did not restate prior-period financial statements, and the separately-invoiced freight costs from periods prior to fiscal 2019 remain presented as a reduction to cost of sales. During fiscal 2019, we recognized revenue of approximately $24.9 million related to those freight charges, as compared to approximately $20.0 million and $13.7 million, respectively, recognized as a reduction to cost of sales during fiscal 2018 and fiscal 2017.
Due to the nature of our contracts, commissions associated with such contracts provide only a short-term benefit (i.e. less than one year); therefore, with our adoption of ASU 2014-09, we recognize costs of commissions paid to third-party brokers as selling, general and administrative expenses effective as of November 1, 2018. Prior to our adoption of ASU 2014-09, those commissions were recognized as a reduction of revenue. Because we transitioned using the modified-retrospective method, we did not restate prior-period financial statements, and those commissions from periods prior to fiscal 2019 remain presented as a reduction to revenue. During fiscal 2019, we recognized approximately $10.9 million in commissions as selling, general and administrative expenses, as compared to approximately $11.0 million recognized as a reduction to revenue during fiscal 2018.
Two customers each accounted for more than 10% of consolidated sales for the year ended October 31, 2019. Sales to those customers accounted for 15.8% and 11.8%, respectively, of the Company's net sales during fiscal 2019. The same two customers each also accounted for more than 10% of consolidated sales for the year ended October 31, 2018. Sales to those customers accounted for 14.3% and 10.5%, respectively, of the Company's net sales during fiscal 2018. One customer accounted for more than 10% of consolidated sales for the year ended October 31, 2017. Sales to that customer accounted for 17.0% of the Company’s net sales during fiscal 2017.
Sales of offal are considered by-products; accordingly, these amounts reduce cost of sales and totaled $31.1 million, $34.4 million and $32.6 million in fiscal 2019, 2018 and 2017, respectively.
The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets for fiscal 2019 and 2018 were primarily Mexico, Cuba, Central Asia and the Middle East, and for fiscal 2017 were primarily Mexico, Central Asia and the Middle East. These export sales for fiscal years 2019, 2018 and 2017 totaled approximately $284.5 million, $215.8 million and $268.5 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
Allowance for Doubtful Accounts: In the normal course of business, the Company extends credit to its customers on a short-term basis, generally less than twenty-one days. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and records provisions for probable doubtful accounts based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve is recorded to reduce the receivable to the amount expected to be collected. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount and the allowance for doubtful accounts and related bad debt expense would increase by the same amount.
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
In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The significant judgments that management makes in order to assess the net realizable value of its broiler inventory include estimating future selling prices of finished products and the related cost of sales, primarily feed costs, to complete. The Company recorded a charge of $2.8 million at October 31, 2019 and of $9.6 million at October 31, 2018 to reduce the values of live broiler inventories on hand at those dates from cost to net realizable value.
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
Self-Insurance Programs: Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. The Company utilizes an outside third party specialist to assist management in estimating the reserve ultimately recorded in the financial statements. The Company accrues expenses in its workers’ compensation and employee benefit plans for both known claims as well as claims incurred but not reported. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. Any resulting adjustments to accrued claims are reflected in current operating results. There are no material adjustments to expenses accrued in prior periods in current expenses. The total amounts recorded for the Company's reserve for workers' compensation benefits as of October 31, 2019 and October 31, 2018 are $20.5 million and $18.4 million, respectively.
Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $19.9 million, $38.9 million and $40.7 million for fiscal 2019, 2018 and 2017, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.
Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.
The Company is periodically audited by taxing authorities and considers any adjustments, interest, and penalties incurred as a result of the audits in computing and reporting income tax expense. Any audit adjustments could have a material impact on the Company’s effective tax rate. Tax periods for fiscal years 2016 through 2019 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.
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
Fair values for debt are based on quoted market prices or published forward interest rate curves and were categorized as Level 2 measurements. The fair value and carrying value of the Company's borrowings under its revolving credit facility were as follows:

	October 31, 2019		October 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt (in millions)	$53.3	$55.0	$—	$—
Impact of Recently Issued Accounting Standards: In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Scope of Modification Accounting, which amends the requirements related to accounting for changes to stock compensation awards. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, our fiscal 2019. The Company adopted this guidance during the first quarter of fiscal 2019, and it did not have an impact on our consolidated financial statements. The impact this guidance will have on our future consolidated financial statements will depend on the nature and extent of future changes, if any, to the terms and conditions of the Company's Stock Incentive Plan.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which changes the criteria for recognizing revenue. ASU 2014-09 was amended by ASU 2015-14 to defer the effective date by one year. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance, as amended, is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, our fiscal 2019. The Company adopted this guidance using the modified retrospective transition method during the first quarter of fiscal 2019, and it did not have a material impact on our consolidated financial statements. Under the modified retrospective method, prior periods were not adjusted. Additionally, based on our contract assessments, no cumulative-effect adjustment was made to the opening balance of retained earnings. For further information regarding the Company's revenue, refer to the revenue discussion within this footnote above, as well as "Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2 - Disaggregation of Revenue."
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
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company is required to adopt this guidance during the first quarter of fiscal 2020, and we used the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements. This guidance also provides certain practical expedients, including a practical expedient package during transition. We utilized this package, which allowed the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. We do not intend to utilize the hindsight practical expedient. We have implemented processes for administering the Company's leases and facilitating compliance with the new guidance. See "Part I, Item 1, Notes to Condensed Consolidated Financial

Statements, Note 11 - Commitments and Contingencies" for the total amount of the Company's noncancelable operating lease commitments. Management intends to purchase assets going forward, rather than entering into additional long-term leases. Upon adoption, based on our review of the Company's lease agreements and assessments performed to date, we expect to recognize right-of-use assets and lease liabilities of approximately $53.0 million, primarily related to transportation equipment. We do not expect adoption to have a material effect on our consolidated statements of operations and cash flows.
2. Disaggregation of Revenue
The following table disaggregates our net sales by product category (in millions):

Product Category	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Fresh, vacuum-sealed chicken	$1,310.2	$1,139.3	$1,339.1
Fresh, chill-packed chicken	1,137.7	1,158.3	1,044.7
Fresh, ice-packed chicken	511.5	503.6	547.1
Prepared chicken	240.8	207.6	170.8
Frozen chicken	213.0	211.5	223.9
Other	27.1	15.7	16.6
Total net sales	$3,440.3	$3,236.0	$3,342.2

3. Inventories
Inventories consisted of the following:

	October 31,
	2019	2018
	(In thousands)
Live poultry-broilers (net of reserve) and breeders	$179,870	$150,980
Feed, eggs and other	47,417	37,965
Processed poultry	35,121	30,973
Prepared chicken	20,032	13,591
Packaging materials	7,488	6,547
Total inventories	$289,928	$240,056
The increase in live inventories is attributable to an increase in the quantity of live birds in inventory at the Company's Tyler, Texas facility as it increased production during fiscal 2019, as well as the value at which the Company's live poultry inventories of broilers are recorded. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The significant judgments that management makes in order to assess the net realizable value of its broiler inventory include estimating future selling prices of finished products and the related cost of sales to complete. The Company recorded a charge of $2.8 million at October 31, 2019 and of $9.6 million at October 31, 2018 to reduce the values of live broiler inventories on hand at those dates from cost to net realizable value.
The increases in feed, eggs and other, processed poultry and packaging materials inventories are also attributable to an increase in the inventory volume at the Tyler, Texas facility.
The increase in prepared chicken inventory is attributable to the mix of the different finished products in inventory at October 31, 2019, as compared to October 31, 2018, as well as an increase in production volume at the Company's prepared chicken facility in Flowood, Mississippi. During fiscal 2019, the facility processed approximately 129.1 million pounds of prepared chicken products, as compared to approximately 107.6 million pounds during fiscal 2018. Approximately 1.2 million pounds of that increase was in inventory at October 31, 2019, representing an approximately 12% increase in inventory volume.
4. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31,
	2019	2018
	(In thousands)
Parts and supplies	$33,617	$28,287
Prepaid insurance	8,859	8,232
Other prepaid expenses	14,455	6,721
Total prepaid expenses	$56,931	$43,240

5. Accrued expenses
Accrued expenses consisted of the following:

	October 31,
	2019	2018
	(In thousands)
Workers’ compensation claims	$9,687	$9,020
Accrued wages	19,525	14,142
Accrued rebates	13,529	7,828
Accrued vacation	10,592	8,554
Accrued property taxes	11,331	9,453
Accrued payroll taxes	8,290	9,034
Other accrued expenses	9,986	11,922
Total accrued expenses	$82,940	$69,953

6. Long-Term debt obligations
Long-term debt obligations consisted of the following:

	October 31,
	2019	2018
	(In thousands)
Revolving credit facility with banks (weighted average rate of 3.3% at October 31, 2019)	$55,000	$—
Less current maturities of long-term debt	—	—
Total long-term debt	$55,000	$—
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2019, was $998.6 million. The credit is unsecured and, unless extended, will expire on

March 21, 2024. As of October 31, 2019, the Company had borrowed $55.0 million, and had approximately $21.6 million outstanding in letters of credit, leaving $923.4 million of borrowing capacity available under the facility. As of December 18, 2019, the Company had borrowed $85.0 million, and had approximately $23.1 million outstanding in letters of credit, leaving $891.9 million of borrowing capacity available under the facility.
The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 0.25% to 1.50%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	0.25%	0.20%
2	≥ 25% and < 35%	0.50%	0.25%
3	≥ 35% and < 45%	1.00%	0.30%
4	≥ 45%	1.50%	0.35%

The aggregate annual maturities of long-term debt at October 31, 2019 are as follows (in thousands):

Fiscal Year	Amount
2024	$55,000
$55,000

7. Income Taxes
On December 22, 2017, during our fiscal 2018, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. Changes as a result of the TCJA that either affected the Company during fiscal 2018 or will affect future periods include, but are not limited to, a reduction of the corporate income tax rate from 35.0% to 21.0%, bonus depreciation provisions that allow entities to fully expense qualified property during the year of purchase, the elimination of the domestic production activities deduction beginning in our fiscal 2019, the allowance of a deduction for foreign-derived intangible income, changes to Internal Revenue Code ("IRC") Section 162 regarding the deductibility of excessive employee remuneration for certain employees, and the elimination of net operating loss ("NOL") carryback provisions. Section 15 of the IRC stipulates that our fiscal 2018 was subject to a blended statutory tax rate of 23.3%, which was based on a calculation of the number of days during fiscal 2018 that were subject to a 35.0% statutory rate and the number of days during fiscal 2018 that were subject to a 21.0% statutory rate. Fiscal 2019 was subject to a 21.0% statutory rate for the entire year, and fiscal 2017 was subject to a 35.0% statutory rate for the entire year.
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
Our effective tax rates for fiscal 2019, 2018 and 2017 were 16.5%, (101.0)% and 34.1%, respectively. During the periods presented, income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2019	2018	2017
	(In thousands)
Current expense (benefit):
Federal	$(735)	$(600)	$117,611
State	(51)	(1,169)	11,024
	(786)	(1,769)	128,635
Deferred expense (benefit):
Federal	13,966	(28,845)	15,452
State	2,753	2,146	1,804
Change in valuation allowance	(5,380)	(2,406)	(1,106)
	11,339	(29,105)	16,150
Income tax expense (benefit)	$10,553	$(30,874)	$144,785
Significant components of the Company’s deferred tax assets and liabilities are outlined below.

	October 31,
	2019	2018
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$148,505	$88,351
Prepaid and other assets	1,911	1,751
Total deferred tax liabilities	150,416	90,102
Deferred tax assets:
Accrued expenses and accounts receivable	8,172	7,814
Inventory	1,155	2,862
Compensation on restricted stock	7,528	8,280
State income tax credits	9,333	12,235
Other	1,272	654
Valuation allowance	(5,637)	(11,017)
Net operating loss	54,461	6,481
Total deferred tax assets	76,284	27,309
Net deferred tax liabilities	$74,132	$62,793
The increase in the Company's deferred tax liability is primarily attributable to the Company's decision to take bonus depreciation on qualifying assets placed in service during fiscal 2019.
Included in the deferred tax assets at October 31, 2019, is a federal NOL carryforward of $255.4 million. All of the NOL carryforward was incurred subsequent to the enactment of the TCJA and therefore has an indefinite carryforward period. The Company has significant deferred tax liabilities, primarily related to property, plant and equipment, which are expected to reverse and allow for the full utilization of the NOL carryforward. As such, the Company has not recorded a valuation allowance related to the NOL carryforward. Also included in the deferred tax assets are North Carolina Investing in Business Property Credit and North Carolina Jobs Credits totaling $4.9 million, as well as Georgia Job Tax Credits totaling $2.6 million. The North Carolina Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area, the North Carolina Creating Jobs Credit provides a tax credit for increased employment in North Carolina, and the Georgia Job Tax Credit provides a tax credit for creation and retention of qualifying jobs in Georgia. It is management’s opinion that the majority of the North Carolina and Georgia income tax credits will not be utilized before they expire, and a $5.6 million valuation allowance has been recorded as of October 31, 2019. The North Carolina credits began to expire during fiscal 2018, and the remaining credits expire between fiscal years 2020 and 2023.

At the end of each reporting period, the Company evaluates all available information at that time to determine if it is more likely than not that some or all of these credits will be utilized. As of October 31, 2019, 2018, and 2017, the Company determined that a total of $1.8 million, $0.7 million, and $0.6 million, respectively, would be recovered. Accordingly, those amounts were released from the valuation allowance and benefited deferred tax expense in the respective periods.
The differences between the consolidated effective income tax rate and the federal statutory rate effective during the applicable year presented are as follows:

	Years Ended October 31,
	2019	2018	2017
	(In thousands)
Income taxes at statutory rate	$13,408	$7,132	$148,585
Discrete benefit resulting from TCJA	—	(37,505)	—
State income taxes	1,189	1,014	9,038
State income tax credits	(2,139)	(804)	(606)
Expiration of state income tax credits	4,121	4,117	642
Federal income tax credits	(474)	(460)	(390)
Federal manufacturers deduction	—	—	(11,527)
Excess tax benefits	(1,388)	(1,638)	(3,345)
Nondeductible expenses	1,786	1,890	3,506
Change in valuation allowance	(5,380)	(5,297)	(1,106)
Other	(570)	677	(12)
Income tax expense (benefit)	$10,553	$(30,874)	$144,785

8. Earnings Per Share
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
The following table presents earnings per share (in thousands).

	For the years ended
	October 31, 2019	October 31, 2018	October 31, 2017
Net income	$53,294	$61,431	$279,745
Distributed and undistributed (earnings) to unvested restricted stock	(778)	(878)	(4,285)
Distributed and undistributed earnings to common shareholders — Basic	52,516	60,553	275,460
Weighted average shares outstanding — Basic	21,829	22,429	22,393
Weighted average shares outstanding — Diluted	21,829	22,429	22,393
Earnings per common share — Basic	$2.41	$2.70	$12.30
Earnings per common share — Diluted	$2.41	$2.70	$12.30

9. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made in cash at the discretion of the Company’s Board of Directors. Total contributions to the ESOP were $3.0 million, $2.0 million, and $18.0 million in fiscal 2019, 2018, and 2017, respectively. Contributions to the ESOP vary in amount, as the contributions are based on profitability.

The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $10.9 million in fiscal 2019; $10.1 million in fiscal 2018; and $8.5 million in fiscal 2017.
10. Stock Compensation Plans
On February 17, 2005, the shareholders of the Company approved the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (the “Plan”). The Plan allows the Company’s Board of Directors to grant certain incentive awards including stock options, stock appreciation rights, restricted stock, and other similar awards. The Company was authorized to award up to 2,250,000 shares under the Plan. On February 17, 2011, the shareholders approved changes to the plan to increase the shares that may be issued under the plan from 2,250,000 to 3,500,000 shares and to increase the number of shares that may be granted in the form of restricted stock from 562,500 to 1,562,500 shares. On February 11, 2016, the shareholders approved the authorization of an additional 700,000 shares issuable under the plan, for a total of 4,200,000 authorized shares. The shareholders also approved an increase in the number of shares issuable as restricted stock from 1,562,500 to 2,112,500 shares.
Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2019, 2018 and 2017, vests three to four years from the date of grant. The vesting schedule is accelerated upon death, disability, the participant’s termination of employment after reaching retirement eligibility by reason of retirement, or upon a change in control, as defined in the Plan. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $8.4 million, $7.5 million and $7.4 million during fiscal 2019, 2018 and 2017, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2016	293,810	$68.65
Granted during fiscal 2017	83,587	$91.71
Vested during 2017	(69,294)	$55.50
Forfeited during 2017	(6,874)	$78.22
Outstanding at October 31, 2017	301,229	$77.86
Granted during fiscal 2018	65,250	$145.33
Vested during 2018	(84,696)	$68.82
Forfeited during 2018	(2,352)	$108.31
Outstanding at October 31, 2018	279,431	$96.10
Granted during fiscal 2019	88,334	$105.01
Vested during 2019	(77,031)	$88.37
Forfeited during 2019	(6,464)	$104.95
Outstanding at October 31, 2019	284,270	$100.76
The Company had $12.5 million in unrecognized share-based compensation costs related to the 284,270 unvested shares as of October 31, 2019, that will be recognized over a weighted average period of 1 year, 6 months.
Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase

Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee terminates employment after attaining eligibility for retirement, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2019, 2018 and 2017, the participants purchased a total of 7,350; 10,697; and 9,605 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of $128.20, $123.45, and $112.84, per share, respectively, and the Company issued 1,741; 2,565; and 2,290 matching shares, valued at an average price of $128.20, $123.45, and $112.84 per share, respectively. During fiscal 2019, 2018 and 2017, the participants vested in a total of 17,142; 17,040; and 17,034 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of $89.08, $80.38, and $80.62, per share, respectively. During fiscal 2019, 2018 and 2017, the participants forfeited a total of 321; 259; and 1,461 shares of restricted stock pursuant to the Purchase Plan, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $351,000, $289,000 and $392,000 in fiscal 2019, 2018 and 2017, respectively.
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
The target number of shares specified in the performance share agreements entered into on November 1, 2018 totaled 74,650. As of October 31, 2019, the Company could not determine that achievement of the applicable performance based criteria is probable due to actual operating results for the first year of the two-year performance period falling below threshold levels, and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2017. During fiscal 2019, the Company determined based on combined results of fiscal 2018 and 2019, that achievement of the return on equity criterion for the November 1, 2017 agreements is not probable; however, the Company has determined that achievement of the return on sales criterion is probable at a level between the threshold and target levels. Accordingly, because the accrual is made using the cumulative catch-up method, fiscal 2019 includes compensation expense of $1.3 million, as compared to no compensation expense recorded during fiscal 2018 related to the agreements entered into on November 1, 2017. As of October 31, 2019, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2017 totaled 13,127 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining twelve months of the service period ending October 31, 2020. The Company will recognize the remaining $0.7 million of unearned compensation related to these shares over the remaining service period.
The Compensation Committee of the Company's Board of Directors determined that the performance shares granted November 1, 2016, were earned at a level between the threshold and target levels for the return on equity criterion and between the target and maximum levels for the return on sales criterion. Accordingly, fiscal 2019 includes compensation expense of $2.5 million, related to those agreements, as compared to $5.2 million during fiscal 2018. Because management's initial determination of probability was made during fiscal 2018, and because the accrual is made using the cumulative catch up method, the compensation expense recorded during fiscal 2018 related to the agreements entered into on November 1, 2016, was greater than that recorded during fiscal 2019. A total of 84,511 shares from the agreements entered into on November 1, 2016 vested and were issued on October 31, 2019.

Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2018 would be earned, an additional $4.9 million would have been accrued as of October 31, 2019.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	Number of shares issued (actual (a) or estimated (e))		For the years ended
Date of Performance Share Agreement			October 31, 2019	October 31, 2018	October 31, 2017
November 1, 2014	102,193	(a)	$—	$—	$2,787
November 1, 2015	145,197	(a)	—	3,341	6,752
November 1, 2016	84,511	(a)	2,504	5,238	—
November 1, 2017	13,127	(e)	1,270	—	—
November 1, 2018 (1)	—	(e)	—	—	—
Total compensation cost			$3,774	$8,579	$9,539

Note (1) - As of October 31, 2019, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2018 due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
11. Commitments and Contingencies
The Company has approximately 17,055 employees, approximately 2,046 of whom are covered by collective bargaining agreements. Each collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the applicable facility.
The Company has vehicle and equipment operating leases that expire at various dates through fiscal 2023. Rental expense under these leases totaled approximately $20.3 million, $19.0 million, and $17.0 million during fiscal 2019, 2018 and 2017, respectively. The minimum lease payments of obligations under non-cancelable operating leases at October 31, 2019 were as follows:

Fiscal Year	Amount (in millions)
2020	$15.4
2021	13.1
2022	9.8
2023	7.5
2024	1.9
2025	0.1
$47.8
At October 31, 2019, the Company’s estimated outstanding contractual obligations for feed grains, feed ingredients, packaging supplies, construction projects and new equipment totaled $208.1 million, with the entire amount due in fiscal 2020.
The timing of expenditures related to the obligations discussed above is subject to change as the contracts mature.
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with 13 other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain, and stabilize the price of broiler chickens, thereby violating federal and certain states’ antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs, and attorneys’ fees. As detailed below, the Court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs. The cases are part of a coordinated proceeding captioned In re Broiler Chicken Antitrust Litigation.
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
Between December 8, 2017 and September 13, 2019, additional purported direct-purchaser entities individually brought thirty-three separate suits against 19 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and a hearing on the motion is scheduled for December 18, 2019. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion will be fully briefed on January 21, 2020. The parties are currently engaged in discovery, subject to the limited stay discussed below. It is possible additional individual actions may be filed.
The Company is aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that included a request to produce all discovery in the case to a grand jury. On June 27, 2019, the Court in In re Broiler Chicken Antitrust Litigation permitted the United States Department of Justice to intervene in the case, as well as ordered certain discovery stayed until September 27, 2019. Before the discovery stay expired on September 27, 2019, the United States Department of Justice asked the Court in In re Broiler Chicken Antitrust Litigation to extend the discovery stay for an additional six months. On September 25, 2019, the Court granted the additional stay of not less than three months. On October 16, 2019, after further consideration, the Court extended the stay until June 27, 2020.
The Company received a grand jury subpoena in connection with the United States Department of Justice Antitrust Division investigation on September 9, 2019. The Company is complying with the subpoena and producing documents as requested.
We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal was fully briefed, and the Court of Appeals heard oral argument on August 31, 2018. On December 10, 2019, the Court of Appeals affirmed the District Court's decision granting the defendants' motion to dismiss.
On January 30, 2017, the Company received a letter from an attorney representing a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. The shareholder also asserted that certain directors engaged in “insider sales” from which they improperly benefited. In addition to demanding that the officers and directors be sued, the shareholder also demanded that the Company adopt unspecified corporate governance improvements. On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company’s board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it was in the Company’s best interests to pursue any of the actions demanded in the shareholder’s letter. On April 26, 2017, the special committee reported to the Company’s board of directors its determination that it was not in the Company’s best interests to take any of the demanded actions at that time, and that no governance improvements related to the subject matter of the demand were needed. On May 5, 2017, the special committee’s counsel informed the shareholder’s counsel of the committee’s determination. As of the date of filing of this report, and to the Company’s knowledge, no legal proceedings related to the shareholder’s demand have been filed.
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time. Separately, the

Company has become aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida, an antitrust civil investigative demand that includes a request to produce all documents submitted by the recipients to the Department of Justice relating to In re Broiler Chicken Antitrust Litigation. The Company is also aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Louisiana Department of Justice - Office of the Attorney General a Civil Investigation Demand that included a request to produce all deposition transcripts from the civil litigation.
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs sought an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which included substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continued to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the remaining plaintiffs filed a third amended complaint. The third amended complaint alleged that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019. On April 1, 2019, Sanderson filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The Court held a hearing on the Company’s motion on May 30, 2019. On July 31, 2019, the Court granted Sanderson’s motion without prejudice, stating that dismissal for lack of standing must be without prejudice, but denied the plaintiffs leave to amend their complaint. On October 8, 2019, the Court taxed $12,701 in costs in favor of Sanderson as the prevailing party.
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Under the briefing schedule ordered by the Court of Appeals, plaintiffs’ opening brief is due on January 8, 2020, and Sanderson’s response brief is due on February 7, 2020. Briefing is scheduled to be complete by the end of February 2020, and oral argument is likely to be scheduled for late 2020 or early 2021. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
On August 30, 2019, Sanderson Farms, Inc. and its Foods and Processing Divisions, as well as seventeen other poultry producers and their affiliates; Agri Stats, Inc.; and Webber, Meng, Sahl and Company, Inc. (“WMS”), were named in a putative class action filed in the United States District Court for the District of Maryland. To date, three other nearly identical putative class action complaints, each seeking to represent the same putative class, have been filed. The complaints, brought on behalf of non-supervisory production and maintenance employees at broiler chicken processing plants, allege that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them, including hourly wages and compensation benefits, from January 1, 2009 to the present. The plaintiffs claim that broiler producers shared competitively sensitive wage and benefits compensation information in three ways: (1) attending in-person meetings in Destin, Florida; (2) receiving Agri Stats reports, as well as surveys taken and published by WMS; and (3) directly exchanging wage and benefits information with plant managers at other defendant broiler producers. Plaintiffs allege that this conduct violated the Sherman Antitrust Act.
On November 12, 2019, the Court ordered that the four putative class action complaints would be consolidated for all pretrial purposes. The Court ordered plaintiffs to file their consolidated complaint on or before November 14, 2019. Defendants’ motions to dismiss the consolidated complaint were filed on November 22, 2019. Briefing was scheduled to be completed on or before February 28, 2020; however, on November 26, 2019, plaintiffs notified defendants that they intend to file an amended consolidated complaint. Additional motions to dismiss likely will follow, after which the parties will wait for a decision on the defendants' motion to dismiss from the trial court. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On October 11, 2019, three named plaintiffs - Daniel Lentz, Pam La Fosse, and Marybeth Norman - filed, in the United States District Court for the Northern District of California, a nationwide class action against Sanderson Farms, Inc. on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more Sanderson chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased Sanderson chicken products based on misleading representations in Sanderson’s advertising. Specifically, the plaintiffs in this case allege that Sanderson’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) Sanderson’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) Sanderson’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) Sanderson “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) Sanderson raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) Sanderson’s chickens have been found to contain antibiotic and pharmaceutical residue. The Complaint asserts five causes of action under California and North Carolina law. The plaintiffs seek injunctive relief directing Sanderson to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also seek monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. Sanderson has not yet responded to the Complaint. Sanderson’s response is due on December 20, 2019. We intend to defend this lawsuit vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
The Company is involved in various other claims and litigation incidental to its business. Although the outcome of these matters cannot be determined with certainty, management, upon the advice of counsel, is of the opinion that the final outcome of currently pending matters, other than those discussed above, should not have a material effect on the Company's consolidated results of operations or financial position.
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of October 31, 2019. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
12. Quarterly Financial Data (unaudited)

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$743,388	$845,229	$945,152	$906,489
Gross profit	34,988	104,396	121,008	18,743
Net income (loss)	(17,833)	40,636	53,362	(22,871)
Diluted earnings (loss) per share	$(0.82)	$1.83	$2.41	$(1.05)

	Fiscal Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$771,948	$813,474	$852,434	$798,148
Gross profit	69,847	110,064	70,866	888
Net income (loss)	51,206	41,948	11,475	(43,198)
Diluted earnings (loss) per share	$2.24	$1.84	$0.50	$(1.95)
As described below, the Company's adoption of ASU 2014-09 during fiscal 2019 affects the comparability between the two tables above.
During the first, second, third and fourth fiscal quarters of fiscal 2018, $3.9 million, $4.6 million, $6.1 million and $5.4 million, respectively, of freight separately invoiced to customers were recorded as a reduction to cost of goods sold, rather than being recorded as net sales subsequent to the adoption of ASU 2014-09 during our first quarter of fiscal 2019. This change affects the comparability of the net sales lines above.
During the first, second, third and fourth fiscal quarters of fiscal 2018, $2.5 million, $2.7 million, $2.9 million and $2.9 million, respectively, of third-party sales commissions were recorded as a reduction to net sales, rather than being recorded as SG&A expenses subsequent to the adoption of ASU 2014-09 during our first quarter of fiscal 2019. This change affects the comparability of the net sales and gross profit lines above.
For a more detailed discussion of the Company's adoption of ASU 2014-09, refer to "Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 - Significant Accounting Policies."
13. Common Stock Repurchases
During fiscal 2018, the Company purchased 823,385 shares of its common stock in open-market transactions at an average price of $101.37 per share. In accordance with ASC 505-30, the Company elected to allocate the excess of the repurchase price over par value between paid-in capital and retained earnings. As a result, approximately $59.6 million of the excess repurchase price over par value was allocated to paid-in capital and approximately $23.0 million was allocated to retained earnings. The Company made no common stock repurchases during fiscal 2019, except for those made pursuant to the Company's Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld from plan participants to satisfy tax withholding obligations.
14. Insurance Receivable
The Company's financial statements as of October 31, 2018 include a $7.1 million receivable from insurance carriers for property damage and expenses incurred as a result of Hurricane Florence and Hurricane Michael, net of the applicable self-insured retention and deductibles. The Company's applicable insurance policy includes a $2.5 million self-insured, eroding retention per policy year, which was completely eroded as a result of Hurricane Florence, and additional $250,000 deductibles per occurrence. As a result, the Company's operating results for fiscal 2018 include $2.75 million in charges for damaged property and expenses incurred as a result of Hurricane Florence and $250,000 in charges for damaged property and expenses incurred as a result of Hurricane Michael. Additionally, the Company's operating results for fiscal 2018 include unrecognized lost revenue and reduced margins which were the direct result of the hurricanes, and calculations of those claims are ongoing. Recovery of the lost revenue and reduced margins will be recognized once the calculations of the claims and negotiations with the insurance carriers are complete. The Company will seek reimbursement for all of its insured losses, including the unrecognized lost profits and reduced margins. As of December 18, 2019, the Company has received from its insurance carriers payments totaling approximately $11.3 million related to the Hurricane Florence and Hurricane Michael claims.

Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

Classification	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions Describe	Balance at End of Period
	(In Thousands)
Year Ended October 31, 2019
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$3,260	$(2,000)		$—	$1,260
Year Ended October 31, 2018
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$3,260	$—		$—	$3,260
Year Ended October 31, 2017
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals	$2,650	$610		$—	$3,260
_________________

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
As of October 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment we have concluded that, as of October 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2019.
Item 9B. Other Information
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Sanderson Farms, Inc.
Opinion on Internal Control over Financial Reporting

We have audited Sanderson Farms, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sanderson Farms, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the consolidated balance sheets of the Company as of October 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2019, and the related notes and schedule and our report dated December 19, 2019 expressed an unqualified opinion thereon.

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
December 19, 2019

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
The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, whose members are Suzanne T. Mestayer (Chair), Phil K. Livingston, (Vice Chair), John H. Baker, III, Fred Banks, Jr., David Barksdale, Edith Kelly-Green, Robert C. Khayat and Gail J. Pittman. All members of the audit committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that Edith Kelly-Green, Phil K. Livingston and Suzanne T. Mestayer are audit committee financial experts.
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
The following table provides information as of October 31, 2019, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005, as most recently amended and approved by shareholders on February 11, 2016. No further options or other awards may be granted under the Stock Option Plan. There are 4,200,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	157,477	374,477
Equity compensation plans not approved by security holders	—	—
Total	157,477	374,477
_________________
(1)This column reflects 13,127 performance shares outstanding at October 31, 2019, that have been earned and that are subject to an additional one year, service-based vesting period ending on October 31, 2020, before they can be issued, and 144,350 unearned performance shares at October 31, 2019, at the maximum level. However, management could not determine that achievement of the applicable performance based criteria is probable for those unearned performance shares. This column does not include the 84,511 fiscal 2017 performance shares that were issued on October 31, 2019.
(2)This column reflects the 1,379,519 shares of restricted stock granted to participants under the Stock Incentive Plan, the 303,345 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, the 920,685 earned performance shares that have been issued or are expected to be issued under the Stock Incentive Plan, and the 144,350 unearned outstanding performance shares that could be earned as described in footnote (1) above, in each case since the inception of the plan and net of forfeitures, but including shares withheld to satisfy tax withholding obligations.
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
(a)The following documents are filed as a part of this report:
1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2019 and 2018
Consolidated Statements of Operations — Years ended October 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows — Years ended October 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements — October 31, 2019
2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
3. EXHIBITS:
The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	By-Laws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

4.1*	Description of capital stock.

10.1+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.2+	First Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 23, 2014. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.3+	Second Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of May 2, 2016. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.4+	Third Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 20, 2016. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.5+	Fourth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 19, 2017. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017.)

Exhibit Number	Description
10.6+	Fifth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 19, 2017. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2017.)

10.7+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-8 filed by the Registrant on February 11, 2016, Registration No. 333-209481.)

10.8+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on January 30, 2019.)

10.9+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.10+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.11+	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.12+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted on or after November 1, 2013). (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.13+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.14+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2017). (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.15+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2018). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2017.)

10.16+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2019). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2018.)

10.17+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2020).

10.18+	Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.19+	Employment Agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.20+	Employment Agreement dated as of November 1, 2015 between the Registrant and D. Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

10.21	Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.22	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

Exhibit Number	Description
10.23	Credit Agreement dated April 28, 2017 by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)

10.24	Guaranty Agreement dated April 28, 2017 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed May 4, 2017.)

10.25	First Amendment to the Credit Agreement by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto, dated as of November 22, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on November 29, 2017.)

10.26	Second Amendment to the Credit Agreement by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto, dated as of June 14, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018.)

10.27	Credit Agreement, dated March 21, 2019, by and among Sanderson Farms, Inc., BMO Harris Bank, N.A. as agent for the Banks defined therein, and the Banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 27, 2019.)

10.28	Guaranty Agreement dated March 21, 2019 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 27, 2019.)

10.29	Lease Agreement dated as of July 1, 2006, between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.30	Bond Purchase Agreement dated as of July 31, 2006, between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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
Item 16. Form 10-K Summary
None.
INDEX TO EXHIBITS:
The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	By-Laws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

4.1*	Description of capital stock.

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

10.8+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on January 30, 2019.)

10.9+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

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

10.13+
Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.14+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2017). (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.15+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2018). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2017.)

10.16+
Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2019). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2018.).

10.17+*	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2020).

10.18+
Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.19+
Employment Agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.20+
Employment Agreement dated as of November 1, 2015 between the Registrant and D. Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

10.21
Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.22
Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.23
Credit Agreement dated April 28, 2017 by and among Sanderson Farms, Inc., BMO Harris Bank N.A., as Agent, and the Banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on May 4, 2017.)

10.24
Guaranty Agreement dated April 28, 2017 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed May 4, 2017.)

10.25
First Amendment to the Credit Agreement among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein dated as of November 22, 2017. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on November 29, 2017.)

10.26
Second Amendment to the Credit Agreement among Sanderson Farms, Inc. and BMO Harris Bank N.A. as Agent for the Banks defined therein dated as of June 14, 2018. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018.)

10.27
Credit Agreement, dated March 21, 2019, by and among Sanderson Farms, Inc., BMO Harris Bank, N.A. as agent for the Banks defined therein, and the Banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 27, 2019.)

10.28
Guaranty Agreement dated March 21, 2019 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on March 27, 2019.)

10.29
Lease Agreement dated as of July 1, 2006, between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.30
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
Chairman of the Board and Chief Executive Officer
Date: December 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/19/2019
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Lampkin Butts	12/19/2019
Lampkin Butts, Director,
President and Chief Operating Officer

/s/ D. Michael Cockrell	12/19/2019
D. Michael Cockrell,
Director, Treasurer, Chief Financial Officer and Chief Legal Officer
(Principal Financial Officer)

/s/ Tim Rigney	12/19/2019
Tim Rigney,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ John H. Baker, III	12/19/2019
John H. Baker, III,
Director

/s/ Fred Banks, Jr.	12/19/2019
Fred Banks, Jr.,
Director

/s/ David Barksdale	12/19/2019
David Barksdale,
Director

/s/ John Bierbusse	12/19/2019
John Bierbusse,
Director

/s/ Toni Cooley	12/19/2019
Toni Cooley,
Director

/s/ Beverly Wade Hogan	12/19/2019
Beverly Wade Hogan,

Director

/s/ Edith Kelly-Green	12/19/2019
Edith Kelly-Green,
Director

/s/ Robert C. Khayat	12/20/2018
Robert C. Khayat
Director

/s/ Phil K. Livingston	12/19/2019
Phil K. Livingston,
Director

/s/ Suzanne T. Mestayer	12/14/2017
Suzanne T. Mestayer,
Director

/s/ Sonia Pérez	12/19/2019
Sonia Pérez,
Director

/s/ Gail Jones Pittman	12/19/2019
Gail Jones Pittman,
Director