Form 10-Q
period 2020-01-31
SANDERSON FARMS INC
filed 2020-02-27
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,237,845 shares outstanding as of February 25, 2020.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	January 31, 2020	October 31, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$63,416	$95,417
Accounts receivable, net	139,067	131,778
Receivable from insurance companies	—	445
Inventories	294,956	289,928
Prepaid income taxes	22,500	6,612
Prepaid expenses and other current assets	67,158	56,931
Total current assets	587,097	581,111
Property, plant and equipment	2,206,443	2,139,333
Less accumulated depreciation	(989,025)	(953,473)
Net fixed assets	1,217,418	1,185,860
Right of use assets	49,809	—
Other assets	6,844	7,163
Total assets	$1,861,168	$1,774,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$112,333	$132,741
Dividends payable	7,113	—
Accrued expenses	66,516	82,940
Lease liabilities	14,664	—
Total current liabilities	200,626	215,681
Long-term debt	165,000	55,000
Claims payable and other liabilities	11,724	11,646
Deferred income taxes	79,301	74,132
Long-term lease liabilities	35,145	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized shares—500,000, none issued; Par value to be determined by the Board of Directors: authorized shares—4,500,000, none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,229,212 and 22,203,920 at January 31, 2020 and October 31, 2019, respectively	22,229	22,204
Paid-in capital	83,371	86,010
Retained earnings	1,263,772	1,309,461
Total stockholders’ equity	1,369,372	1,417,675
Total liabilities and stockholders’ equity	$1,861,168	$1,774,134
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2020	2019
Net sales	$823,078	$743,388
Cost and expenses:
Cost of sales	823,524	708,400
Selling, general and administrative	49,485	58,535
	873,009	766,935
Operating loss	(49,931)	(23,547)
Other income (expense):
Interest expense	(1,188)	(509)
Other	2	—
	(1,186)	(509)
Loss before income taxes	(51,117)	(24,056)
Income tax benefit	(12,541)	(6,223)
Net loss	$(38,576)	$(17,833)
Loss per share:
Basic	$(1.76)	$(0.82)
Diluted	$(1.76)	$(0.82)
Dividends per share	$0.32	$0.32
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2019	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2018	22,099,780	$22,100	$81,269	$1,284,524	$1,387,893
Net loss - first quarter 2019	—	—	—	(17,833)	(17,833)
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	53,688	53	(2,126)	—	(2,073)
Amortization of unearned compensation	—	—	2,313	—	2,313
Balance at January 31, 2019	22,153,468	$22,153	$81,456	$1,259,602	$1,363,211

Fiscal Year 2020	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2019	22,203,920	$22,204	$86,010	$1,309,461	$1,417,675
Net loss - first quarter 2020	—	—	—	(38,576)	(38,576)
Cash dividends ($0.32 per share)	—	—	—	(7,113)	(7,113)
Stock compensation plan transactions	25,292	25	(4,721)	—	(4,696)
Amortization of unearned compensation	—	—	2,082	—	2,082
Balance at January 31, 2020	22,229,212	$22,229	$83,371	$1,263,772	$1,369,372

See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2020	2019
Operating activities
Net loss	$(38,576)	$(17,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,697	29,041
Amortization of share-based compensation	2,747	2,941
Prior period live inventory adjustment reversal	(2,800)	(9,600)
Deferred income taxes	5,169	(6,346)
Loss on asset disposals	15	—
Change in assets and liabilities:
Accounts receivable - trade	(7,289)	(1,661)
Accounts receivable - insurance	445	1,395
Income taxes	(15,888)	123
Inventories	(2,228)	(12,112)
Prepaid expenses and other assets	(10,181)	(10,072)
Right of use assets	4,856	—
Lease liabilities	(4,856)	—
Accounts payable	(17,225)	10,107
Accrued expenses and other liabilities	(16,747)	(7,322)
Total adjustments	(27,285)	(3,506)
Net cash used in operating activities	(65,861)	(21,339)
Investing activities
Capital expenditures	(71,245)	(83,388)
Net proceeds from sale of property and equipment	65	371
Net cash used in investing activities	(71,180)	(83,017)
Financing activities
Borrowings from revolving line of credit	110,000	60,000
Proceeds from issuance of restricted stock under stock compensation plans	268	198
Payments from issuance of common stock under stock compensation plans	(5,228)	(2,325)
Net cash provided by financing activities	105,040	57,873
Net change in cash and cash equivalents	(32,001)	(46,483)
Cash and cash equivalents at beginning of period	95,417	121,193
Cash and cash equivalents at end of period	$63,416	$74,710
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,026	$11,162
Dividends payable	$7,113	$7,089
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2020
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2020.
The condensed consolidated balance sheet at October 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2019.
New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company adopted this guidance during the first quarter of fiscal 2020, and we used the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements; however no such cumulative-effect adjustment was required under our circumstances. This guidance also provides certain practical expedients, including a practical expedient package during transition. We elected to use this package, which allowed the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. We did not utilize the hindsight practical expedient. As of January 31, 2020, we recognized right-of-use assets and lease liabilities of approximately $49.8 million, primarily related to transportation equipment. Adoption did not have a material effect on our consolidated statements of operations and cash flows. For further information regarding the Company's leases, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 10 - Leases.
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
NOTE 2—REVENUE
Revenue Recognition
The Company recognizes revenue in connection with a contract in which the Company has agreed to sell, and a customer has agreed to purchase, specific quantities of product at agreed-upon prices and when the Company's performance obligation related to that contract has been satisfied. In the majority of its contracts with customers, the Company's performance obligation is satisfied when delivery of the product has occurred, either at the customer's facility or the Company's facility, depending on the terms of each contract. In a smaller number of contracts, ownership of the product passes from the Company to the customer at some point during transit, at which time the performance obligation is satisfied and revenue is recognized. Revenue and related receivables are recognized based on the transaction price within the contract and are reduced by estimated or known amounts for items such as rebates, discounts, cooperative advertising allowances and other various items.
The cost incurred for shipping and handling activities to deliver the product to the customer is recognized in cost of sales during the period in which the corresponding revenue is recognized. Where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for those expenses as fulfillment costs in cost of sales, rather than an additional promised service. Revenue is reported gross of any freight charge that is separately invoiced to a customer, and all freight costs are accounted for as cost of sales.
Due to the nature of our contracts, commissions associated with such contracts provide only a short-term benefit (i.e. less than one year); therefore, we recognize costs of commissions paid to third-party brokers as selling, general and administrative expenses.
Disaggregation of Revenue
The following table disaggregates our net sales by product category (in thousands):

Product Category	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
Fresh, vacuum-sealed chicken	$311,296	$260,069
Fresh, chill-packed chicken	287,267	268,464
Fresh, ice-packed chicken	120,463	100,032
Prepared chicken	51,382	57,396
Frozen chicken	46,674	48,591
Other	5,996	8,836
Total net sales	$823,078	$743,388

NOTE 3—INVENTORIES
Inventories consisted of the following (in thousands):

Inventory type	January 31, 2020	October 31, 2019
Live poultry-broilers and breeders	$191,537	$179,870
Feed, eggs and other	39,305	47,417
Processed poultry	37,861	35,121
Prepared chicken	17,922	20,032
Packaging materials	8,331	7,488
Total Inventories	$294,956	$289,928

NOTE 4—STOCK COMPENSATION PLANS
Refer to Note 9 and Note 10 of the Company’s October 31, 2019 audited financial statements in the Company's 2019 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three months ended January 31, 2020 was $2.7 million, as compared to total stock based compensation expense of $2.9 million for the three months ended January 31, 2019.
During the three months ended January 31, 2020, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 1,522 shares of restricted stock at an average price of $176.22 per share instead of a specified percentage of their cash compensation, and the Company issued 358 matching restricted shares. During the three months ended January 31, 2020, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $56,000, as compared to $91,000 during the three months ended January 31, 2019.
During fiscal 2020, 2019 and 2018, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, there is an additional one-year period during which the participant must remain employed by the Company before the shares are paid out. If the Company's average return on equity and average return on sales meet or exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. Accruals for performance shares begin during the period management determines that achievement of the applicable performance based criteria is probable at some level. In estimating the probability of the number of shares that will be awarded, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company's results, the Company's assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements, as the accruals are adjusted using the cumulative catch-up method of accounting.
The target number of shares specified in the performance share agreements executed on November 1, 2019 totaled 56,575. As of January 31, 2020, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2018. The target number of shares specified in those agreements totaled 74,650. As of January 31, 2020, the Company could not determine that achievement of the applicable performance based criteria is probable due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2017 have been earned at a level between the threshold and target levels for the return on sales criterion and that the threshold level for the return on equity criterion was not achieved. The shares earned as a result of achieving the return on sales criterion are subject to the satisfaction of the additional one-year service period ending on October 31, 2020. Accordingly, the three months ended January 31, 2020 include compensation expense of $0.2 million related to those agreements, as compared to no compensation expense related to those agreements during the three months ended January 31, 2019. There was no compensation expense recorded during the first three months of fiscal 2019, because management's initial determination of probability was made during the third quarter of fiscal 2019 and because the accrual is made using the cumulative catch-up method. As of January 31, 2020, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2017 totaled 13,093 shares. Since the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining nine months of the service period ending October 31, 2020. The Company will recognize the remaining $0.5 million of unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2018 and November 1, 2019 would be earned, additional compensation expense of approximately $6.2 million and $1.5 million, respectively, would have been accrued as of January 31, 2020.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	January 31, 2020	January 31, 2019
November 1, 2016	84,511 (a)	$—	$613
November 1, 2017	13,093 (e)	190	—
November 1, 2018 (1)	— (e)	—	—
November 1, 2019 (1)	— (e)	—	—
Total compensation cost		$190	$613

Note (1) - As of January 31, 2020, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2018 and November 1, 2019, due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2019, the Company granted 56,575 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $159.76 per share and will vest on November 1, 2023. On February 13, 2020, the Company granted an aggregate of 12,100 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $136.76 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2020 related to all unvested restricted stock grants totaled 263,376. During the three months ended January 31, 2020, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.5 million related to restricted stock grants, as compared to $2.2 million during the three months ended January 31, 2019. The Company had $18.7 million in unrecognized share-based compensation costs as of January 31, 2020, which will be recognized over a weighted average remaining vesting period of approximately 2 years, 4 months.
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
The following tables present earnings per share:

	Three Months Ended
	January 31, 2020	January 31, 2019
	(in thousands except per share amounts)
Net loss	$(38,576)	$(17,833)
Distributed and undistributed (earnings) to unvested restricted stock	—	—
Distributed and undistributed earnings (loss) to common shareholders—Basic	$(38,576)	$(17,833)
Weighted average shares outstanding—Basic	21,935	21,814
Weighted average shares outstanding—Diluted	21,935	21,814
Loss per common share—Basic	$(1.76)	$(0.82)
Loss per common share—Diluted	$(1.76)	$(0.82)

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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. As of January 31, 2020 and October 31, 2019, the fair values of the Company's borrowings under its revolving credit facility approximate the carrying values.
NOTE 7—COMMITMENTS AND CONTINGENCIES

In October 2019, the Company announced plans to construct a new hatchery in Jones County, Mississippi. Upon completion of the project, the Company will relocate its existing hatchery operations from its current, nearby hatchery facility located in Laurel, Mississippi. Construction commenced during the first quarter of fiscal 2020, and initial operations are expected to begin during the first quarter of fiscal 2021. The Company has entered into construction agreements related to the project totaling approximately $14.2 million. The Company estimates the total cost of the project will be approximately $18.5 million, of which$15.0 million is budgeted for fiscal 2020 and $3.5 million is expected to be budgeted for fiscal 2021. As of January 31, 2020, the Company has spent approximately $1.0 million on the project.

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
Between December 8, 2017 and February 27, 2019, additional purported direct-purchaser entities individually brought thirty-three separate suits against 19 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. The parties are currently engaged in discovery, subject to the limited stay discussed below. It is possible additional individual actions may be filed.

The Company is aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that included a request to produce all discovery in the case to a grand jury. On June 27, 2019, the Court in In re Broiler Chicken Antitrust Litigation permitted the United States Department of Justice to intervene in the case, as well as ordered certain discovery stayed until September 27, 2019. Before the discovery stay expired on September 27, 2019, the United States Department of Justice asked the Court in In re Broiler Chicken Antitrust Litigation to extend the discovery stay for an additional six months. On September 25, 2019, the Court granted the additional stay of not less than three months. On October 16, 2019, after further consideration, the Court extended the stay until June 27, 2020. On December 18, 2019, the Court after further consideration ordered that the stay be lifted on March 31, 2020.
The Company received a grand jury subpoena in connection with the United States Department of Justice Antitrust Division investigation on September 9, 2019. The Company is complying with the subpoena and providing documents and information as requested.
We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal was fully briefed, and the Court of Appeals heard oral argument on August 31, 2018. On December 10, 2019, the Court of Appeals affirmed the District Court’s decision granting the defendants’ motion to dismiss.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. On January 6, 2020, the Court in the Eastern District of Oklahoma denied defendants’ motion to dismiss. On January 27, 2020, plaintiffs in the Oklahoma case moved for leave to amend their complaint. The Court in the Eastern District of Oklahoma granted the plaintiffs' motion, and the plaintiffs filed a consolidated amended complaint on February 21, 2020. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs sought an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which included substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continued to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the remaining plaintiffs filed a third amended complaint. The third amended complaint alleged that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019. On April 1, 2019, the Company filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The Court held a hearing on the Company’s motion on May 30, 2019. On July 31, 2019, the Court granted the Company’s motion without prejudice, stating that dismissal for lack of standing must be without prejudice, but denied the plaintiffs leave to amend their complaint. On October 8, 2019, the Court taxed $12,701 in costs in favor of the Company as the prevailing party.

On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Under the briefing schedule ordered by the Court of Appeals, plaintiffs’ opening brief was filed on January 8, 2020, and the Company’s response brief is due on March 9, 2020. Briefing is scheduled to be complete by the end of March 2020, and oral argument is likely to be scheduled for late 2020 or early 2021. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
On August 30, 2019, Sanderson Farms, Inc. and its Foods and Processing Divisions, as well as seventeen other poultry producers and their affiliates; Agri Stats, Inc.; and Webber, Meng, Sahl and Company, Inc. (“WMS”), were named in a putative class action filed in the United States District Court for the District of Maryland. Three other nearly identical putative class action complaints, each seeking to represent the same putative class, also were filed. The complaints, brought on behalf of non-supervisory production and maintenance employees at broiler chicken processing plants, alleged that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them, including hourly wages and compensation benefits, from January 1, 2009 to the present. The plaintiffs claim that broiler producers shared competitively sensitive wage and benefits compensation information in three ways: (1) attending in-person meetings in Destin, Florida; (2) receiving Agri Stats reports, as well as surveys taken and published by WMS; and (3) directly exchanging wage and benefits information with plant managers at other defendant broiler producers. Plaintiffs allege that this conduct violated the Sherman Antitrust Act.
On November 12, 2019, the Court ordered that the four putative class action complaints would be consolidated for all pretrial purposes. The Court ordered plaintiffs to file their consolidated complaint on or before November 14, 2019. Defendants’ motions to dismiss the consolidated complaint were filed on November 22, 2019. Briefing was scheduled to be completed on or before February 28, 2020; however, after the defendants filed their motions to dismiss, on November 26, 2019, plaintiffs notified defendants that they intended to file an amended consolidated complaint. Plaintiffs filed an amended consolidated complaint on December 20, 2019. Plaintiffs name as defendants Sanderson Farms, Inc. and its Foods and Processing Divisions, as well as ten other broiler chicken producers and their affiliates; three turkey producers and their affiliates; Agri Stats, Inc.; and Webber, Meng, Sahl and Company, Inc. (“WMS”). Plaintiffs bring their amended consolidated complaint on behalf of employees at broiler chicken and turkey processing plants and allege that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them. Defendants’ motion to dismiss is due March 2, 2020, which will be fully briefed on May 21, 2020. On January 9, 2020 and January 27, 2020, the court approved the voluntary dismissal without prejudice of two of the three nearly identical putative class action lawsuits. No discovery has taken place to date. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On October 11, 2019, three named plaintiffs - Daniel Lentz, Pam La Fosse, and Marybeth Norman - filed, in the United States District Court for the Northern District of California, a nationwide class action against Sanderson Farms, Inc. on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more Sanderson chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased Sanderson chicken products based on misleading representations in Sanderson’s advertising. Specifically, the plaintiffs in this case allege that Sanderson’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) Sanderson’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) Sanderson’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) Sanderson “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) Sanderson raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) Sanderson’s chickens have been found to contain antibiotic and pharmaceutical residue. The Complaint asserts five causes of action under California and North Carolina law. The plaintiffs seek injunctive relief directing Sanderson to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also seek monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. On December 20, 2019, the Company filed a motion to dismiss. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the Complaint. No discovery has taken place to date. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of January 31, 2020. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 8—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2020, was $998.9 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of January 31, 2020 and February 26, 2020, the Company had borrowed $165.0 million under the facility, and had approximately $23.1 million outstanding in letters of credit, leaving $811.9 million of borrowing capacity available under the facility.
NOTE 9—INCOME TAXES
The Company’s estimated annual effective tax rate for the three months ended January 31, 2020 was 24.5% as compared to 25.9% for the three months ended January 31, 2019. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rate for the three months ended January 31, 2020 would have been approximately 24.0%, as compared to an estimated annual effective tax rate of 25.4% for the three months ended January 31, 2019. The Company estimates its effective tax rate for the full fiscal year 2020, exclusive of discrete items, will be approximately 24.0%. As of January 31, 2020, the Company's deferred income tax liability was $79.3 million as compared to $74.1 million at October 31, 2019, an increase of $5.2 million. This increase is primarily attributable to bonus depreciation taken on qualifying assets placed in service during fiscal 2020.
NOTE 10—LEASES
The Company, using the guidance in Accounting Standards Codification ("ASC") 842, Leases, determines if an agreement is a lease at the inception of the agreement, and when a lease exists, we follow the guidance in ASC 842 to determine whether the lease is an operating or finance lease. The Company is a party to certain agreements that are classified as operating leases, and those are recorded on our Condensed Consolidated Balance Sheet as Right of Use Assets, Current Lease Liabilities, and Long-term Lease Liabilities. The Company is not a party to any finance lease arrangements. The Company has elected not to record short-term leases with initial terms of twelve months or less in our Condensed Consolidated Balance Sheet. Lease expenses related to those short-term leases are recognized on a straight-line basis over the term of the lease.
The initial assets and corresponding liabilities recorded at commencement of our operating leases are based on the present value of the future minimum lease payments over the lease term. In determining the present value, we use the implicit interest rate in the agreement, if provided. If an implicit interest rate is not provided, we determine the present value of the future minimum lease payments using our incremental borrowing rate based on available information at the lease commencement. When lease agreements contain residual value guarantees that are considered probable, those are included in calculating the amount of lease liabilities to record. Operating lease expense is recognized on a straight-line basis over the lease term with a corresponding reduction to the Right of Use Asset and the applicable lease liability. Lease expense is classified as Cost of Sales or Selling, General and Administrative in our Condensed Consolidated Statements of Operations based on the use of the leased item.
The operating leases to which the Company is a party are primarily related to transportation equipment, equipment used in production processes and the assets of independent contract producers who house our live birds. A significant portion of the costs associated with leases related to the use of assets of independent contract poultry producers who house and care for our live birds are for non-lease components of our agreements with such producers. Non-lease components of payments made to independent contract poultry producers include those related to the operating costs of, and services provided by, such producers. For costs associated with such leases, we elected to account for the lease and non-lease components as a single lease component, and all costs associated with such leases are disclosed as variable lease costs in the table below. The following table presents the components of our lease costs (in thousands) paid during the three months ended January 31, 2020:

Description	Three Months Ended January 31, 2020
Operating lease cost	$4,397
Short-term lease cost	865
Variable lease cost (1)	101,641
Total lease cost	$106,903
(1) Variable lease costs are attributable to payments made to independent contract poultry producers and are based on or influenced by output received from contract producers, birds placed, poultry house size and relative performance.
Other information regarding our operating leases includes the following:

Description	Three Months Ended January 31, 2020
Cash outflows for operating leases included in the measurement of lease liabilities (in thousands)	$4,856
Non-cash amount of right of use assets and lease liabilities recorded upon adoption (in thousands) (1)	54,665
Weighted-average remaining lease term (years)	4.1
Weighted-average discount rate	2.42%
(1) There were no new right of use assets obtained in exchange for lease liabilities during the three months ended January 31, 2020.
The future maturities of obligations under non-cancelable operating leases at January 31, 2020 were as follows (in thousands):

Fiscal Year	Amount
2020 (remainder)	$11,639
2021	14,416
2022	11,929
2023	8,277
2024	4,694
Thereafter	2,381
Total undiscounted operating lease payments	53,336
Less: imputed interest	(3,527)
Present value of lease liabilities	$49,809

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2019.
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
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. The initial phase of operations of the new complex began during the first quarter of fiscal 2019, and the complex is now operating at approximately eighty-five percent (85%) of its capacity. The Company expects the complex to reach approximately 1.25 million birds per week, or approximately ninety-six percent (96%) of its capacity, during the fourth quarter of fiscal 2020.
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2020, was $998.9 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of January 31, 2020 and February 26, 2020, the Company had borrowed $165.0 million under the facility, and had approximately $23.1 million outstanding in letters of credit, leaving $811.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.
EXECUTIVE OVERVIEW OF RESULTS
The Company's volume of poultry products sold increased by 8.2% during the first quarter of fiscal 2020, as compared to the same period a year ago, due primarily to the new volume produced at our Tyler, Texas facility, which began operations during early calendar 2019. The complex is currently operating at approximately eighty-five percent (85%) of its 1.3 million birds-per-week capacity and is expected to reach approximately 1.25 million birds per week, or approximately ninety-six percent (96%) of capacity, during the fourth quarter of fiscal 2020. Our margins were lower during the first quarter of fiscal 2020, compared to the same period a year ago, reflecting an increase in our average cost of goods sold, partially offset by an increase in our average selling price of poultry products. Changes in quoted market prices were mixed for products produced at our plants that process larger birds, sold primarily to food service and export customers, with jumbo wing and leg quarter prices increasing and boneless breast meat, chicken tenders and boneless thigh meat prices decreasing. Average realized prices for our products produced at our plants that process medium sized birds primarily for retail grocery store customers were higher during the quarter, compared to the same quarter a year ago, and continue to reflect balanced supply and demand dynamics for product sold to retail grocery store customers. With changes in the quoted market prices of various products being mixed between the comparable periods, our higher average selling price was attributable to higher-priced products within our mix of products sold.
Our higher average cost of goods sold reflects an increase in feed costs per pound of chicken processed, as well as an increase in other costs of goods sold, details of which are described in the "Results of Operations" section below.
When combined, cash prices paid for corn and soybean meal were higher during the first quarter of fiscal 2020 as compared to the same period a year ago, which resulted in an increase in feed costs in broiler flocks processed as compared to the first quarter of fiscal 2019. We have priced a significant portion of our grain needs through March 2020. Had we priced our remaining fiscal 2020 needs at February 26, 2020 cash market prices quoted on the Chicago Board of Trade, our costs of feed grains based on fiscal 2019 volumes would be approximately $0.8 million lower during fiscal 2020 as compared to fiscal 2019, and we estimate those prices would result in relatively flat feed costs in broiler flocks processed for fiscal 2020 as compared to fiscal 2019. Both corn and soybean balance tables remain healthy as we head into the 2020 planting season, which typically results in stable market prices; however, we are unable to predict the future movements of grain prices.
The outbreak of African swine fever in China has affected the worldwide supply of pork, which has in turn created a worldwide protein deficit. In November 2019, during our first fiscal quarter, China lifted its nearly five-year ban on the import of United States poultry, and we resumed shipments to China almost immediately. During the first quarter of fiscal 2020, we sold approximately 0.6 million pounds of chicken paws to customers who resold the product in China, reflecting approximately $0.5 million in total sales. During the period the ban was in place, those products would have been rendered for significantly lower returns. While revenue was recognized for only 0.6 million pounds of chicken paws during the period, approximately 5.8 million more pounds of poultry meat, primarily chicken paws, for which not all revenue recognition criteria were met as of January 31, 2020, had been shipped to customers in China. Between the date the ban was lifted and February 25, 2020, we have shipped to China, or have received orders from our customers in China, approximately 18.0 million pounds of chicken products, including dark meat parts.
The deficit of protein available to consumers in China as a result of the outbreak of African swine fever in that country has been widely expected to create additional demand for protein produced in the United States. However, the spread of the COVID-19 virus in China has depressed Chinese demand for protein because quarantines have limited travel within the country. In addition, restaurants throughout China have been closed due to local government restrictions on dining out. The spread of the COVID-19 virus has also disrupted logistics necessary to import products into China. Ports and other channels of entry into China have been closed or are operating at only a portion of capacity, as workers have been unable to return to work, and means of transporting product within the country have been limited for the same reason. Once the virus is contained and markets return to normal, we believe demand for protein to replace supply lost as a result of African swine fever will be significant and will ultimately benefit protein producers in the United States, including poultry producers.
RESULTS OF OPERATIONS
Net sales for the first quarter ended January 31, 2020 were $823.1 million as compared to $743.4 million for the first quarter ended January 31, 2019, an increase of $79.7 million, or 10.7%. Net sales of poultry products for the first quarter ended January 31, 2020 and 2019, were $771.5 million and $685.7 million, respectively, an increase of $85.8 million, or 12.5%. The increase in net sales of poultry products resulted from a 4.0% increase in the average sales price of poultry products sold and an 8.2% increase in the pounds of poultry products sold. During the first quarter of fiscal 2020, the Company sold 1,151.8 million pounds of poultry products, up from 1,064.7 million pounds during the first quarter of fiscal 2019. The increase in pounds of poultry products sold resulted from a 9.1% increase in the number of head processed and a 1.0% increase in the average live weight of poultry processed. The new Tyler, Texas processing facility, which began initial operations during the first quarter of fiscal 2019, processed approximately 12.8 million head during the first quarter of fiscal 2020, or approximately 8.1% of the total head processed by the Company during the period, and sold approximately 81.1 million pounds of poultry products during the first quarter of fiscal 2020, or approximately 7.0% of the total poultry pounds sold by the Company during the period.
Overall, our average selling prices for poultry products increased during the first quarter of fiscal 2020 as compared to the same quarter of fiscal 2019. When compared to the first quarter of fiscal 2019, Urner Barry average market prices for leg quarters and jumbo wings increased by 22.6% and 3.1%, respectively, while average market prices for chicken tenders, boneless thigh meat and boneless breast meat decreased by 8.2%, 4.3% and 3.4%, respectively. Average realized prices for chicken products sold to retail grocery store customers were higher during the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, and continue to reflect stable demand.
Net sales of prepared chicken products for the quarters ended January 31, 2020 and 2019 were $51.6 million and $57.7 million, respectively, representing a decrease of 10.5%. This decrease resulted from a 13.0% decrease in the pounds of prepared chicken products sold, partially offset by a 2.9% increase in the average sales price of prepared chicken products sold. During the first quarter of fiscal 2020, the Company sold 27.3 million pounds of prepared chicken products, down from 31.4 million pounds during the first quarter of fiscal 2019.
Cost of sales for the first quarter of fiscal 2020 was $823.5 million as compared to $708.4 million during the first quarter of fiscal 2019, an increase of $115.1 million, or 16.3%. Cost of sales of poultry products during the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, was $775.8 million and $658.1 million, respectively, which represents a 9.0% increase in the cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from a $0.0220 per pound, or 5.6%, increase in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0153, or 6.3%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended January 31, 2020			Three Months Ended January 31, 2019			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$35,121		$0.3868	$30,973		$0.3686	$4,148	$0.0182
Feed in broilers processed	304,658		0.2597	260,851		0.2444	43,807	0.0153
All other cost of sales	488,111		0.4161	420,617		0.3941	67,494	0.0220
Reversal of prior-period inventory write-down	(2,800)		(0.0024)	(9,600)		(0.0090)	6,800	0.0066
Less: Ending Inventory	37,861		0.3797	27,175		0.4041	10,686	(0.0244)
Total poultry cost of sales	$787,229	(1)	$0.6762	$675,666	(1)	$0.6232	$111,563	$0.0530
Pounds:
Beginning Inventory	90,805			84,020
Poultry processed/other	1,173,174			1,067,405
Poultry sold	1,164,256	(1)		1,084,181	(1)
Ending Inventory	99,723			67,244
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0220 per pound processed, or 5.6%, during this year’s first fiscal quarter compared to the same quarter a year ago. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during the last month of the first quarter of fiscal 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the new complex reaches full capacity. Excluding the Tyler facilities, other costs of sales would have increased by $0.0089 per pound processed, or 2.2%. This increase is primarily attributable to higher labor and certain fixed costs, partially offset by lower freight costs.
Cost of sales of the Company’s prepared chicken products during the first quarter of fiscal 2020 were $47.7 million as compared to $50.3 million during the same quarter a year ago, a decrease of $2.5 million, or 5.1%. This decrease was primarily attributable to a 13.0% decrease in the pounds of prepared chicken sold, partially offset by a 9.1% increase in the average cost per pound of prepared chicken products sold.
The Company recorded the value of live broiler inventories on hand at January 31, 2020 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at January 31, 2020 or January 31, 2019.
Selling, general and administrative ("SG&A") costs during the first quarter of fiscal 2020 were $49.5 million, a decrease of $9.0 million compared to the $58.5 million during the first quarter of fiscal 2019. The following table includes the components of SG&A costs for the three months ended January 31, 2020 and 2019.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019	Increase/(Decrease)
Start-up expense (Tyler, Texas)	$—	$9,361	$(9,361)
Trainee expense	3,275	4,703	(1,428)
Stock compensation expense	2,495	2,740	(245)
Sanderson Farms Championship expense	2,047	1,524	523
All other SG&A	35,183	34,651	532
Legal expense	6,485	5,556	929
Total SG&A	$49,485	$58,535	$(9,050)

Regarding the table above, the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The decrease in trainee expense is primarily the result of a reduction in the number of trainee positions filled. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 1. Legal Proceedings" of this Form 10-Q.
The Company’s operating loss for the three months ended January 31, 2020 was $49.9 million, as compared to an operating loss for the three months ended January 31, 2019 of $23.5 million. The unfavorable variance resulted primarily from higher average costs of goods sold, partially offset by higher average selling prices, as discussed above.
Interest expense during the first quarter of fiscal 2020 was $1.2 million, as compared to $0.5 million during the first quarter of fiscal 2019. The increase in interest expense during the first quarter of fiscal 2020, as compared to the same period a year ago, is the result of higher average outstanding debt during the first fiscal quarter of 2020, as compared to the first quarter of fiscal 2019.
The Company’s estimated annual effective tax rate for the three months ended January 31, 2020 was 24.5%, as compared to 25.9% for the three months ended January 31, 2019. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rate for the three months ended January 31, 2020 would have been approximately 24.0%, as compared to an estimated annual effective tax rate of 25.4% for the three months ended January 31, 2019. The Company estimates its effective tax rate for the full fiscal year 2020, exclusive of discrete items, will be approximately 24.0%.
As of January 31, 2020, the Company's deferred income tax liability was $79.3 million as compared to $74.1 million at October 31, 2019, an increase of $5.2 million. This increase is primarily attributable to bonus depreciation taken on qualifying assets placed in service during fiscal 2020.
During the three months ended January 31, 2020, the Company’s net loss was $38.6 million, or $1.76 per share. For the three months ended January 31, 2019, the Company’s net loss was $17.8 million, or $0.82 per share. The unfavorable change in performance is primarily attributable to higher average costs of goods sold, partially offset by higher average selling prices, details of which have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2020 was $386.5 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.9 to 1. The Company’s working capital and current ratio at October 31, 2019 were $365.4 million and 2.7 to 1, respectively. These measures reflect the Company’s ability to meet its short-term obligations and are included here as a measure of the Company’s short-term market liquidity. The Company’s principal sources of liquidity during the first quarter fiscal 2020 include cash on hand at October 31, 2019 and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. As of January 31,

2020 and February 26, 2020, the Company had borrowed $165.0 million under the facility, and had approximately $23.1 million outstanding in letters of credit, leaving $811.9 million of borrowing capacity available under the facility.
The Company’s cash position at January 31, 2020 and October 31, 2019 consisted of $63.4 million and $95.4 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at January 31, 2020 and October 31, 2019 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows used in operating activities during the three months ended January 31, 2020 totaled $65.9 million, as compared to cash flows used in operating activities of $21.3 million during the three months ended January 31, 2019. Cash flows used in operating activities increased by $44.5 million, resulting primarily from the lower margins realized during the first three months of fiscal 2020, as compared to the first three months of fiscal 2019.
Cash flows used in investing activities during the first three months of fiscal 2020 and 2019 were $71.2 million and $83.0 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2020 were approximately $71.2 million, including approximately $20.6 million for multiple large-scale equipment and building upgrades at multiple complexes. Capital expenditures for the first three months of fiscal 2019 were $83.4 million, including approximately $38.5 million related to construction at the Tyler, Texas complex and approximately $4.4 million related to final payments made under purchase agreements for delivery of new aircraft.
Cash flows provided by financing activities during the three months ended January 31, 2020 totaled $105.0 million, as compared to cash flows used in financing activities of $57.9 million during the three months ended January 31, 2019. The change in cash flows from financing activities is primarily attributable to the Company's borrowing $110.0 million under its revolving credit facility during the first three months of fiscal 2020, as compared to borrowing $60.0 million under the facility during the first three months of fiscal 2019.
As of February 17, 2020, the Company estimates its capital budget for fiscal 2020 will be approximately $203.8 million. The Company expects the 2020 capital budget to be funded by internally generated working capital, cash flows from operations and funds available under the Company's revolving credit facility. Included in the approximately $203.8 million capital budget is an aggregate of approximately $40.0 million for multiple large-scale equipment and building upgrades at multiple complexes, approximately $15.0 million for construction of a new hatchery to replace the hatchery currently in service in Laurel, Mississippi, and approximately $12.0 million to purchase new vehicles that in previous years would have been leased. These vehicles primarily consist of semi-tractors and trailers that are used to haul the Company's live birds and feed. Excluding the budgeted amounts for the items detailed above, the fiscal 2020 capital budget is estimated to be approximately $136.8 million. These amounts are estimates and are subject to change as we move through fiscal 2020.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. The initial phase of operations of the new complex began during the first quarter of fiscal 2019, and the complex is now operating at approximately eighty-five percent (85%) of its capacity. The Company expects the complex to reach approximately 1.25 million birds per week, or approximately ninety-six percent (96%) of its capacity during the fourth quarter of fiscal 2020.
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

Revolving Credit Facility

The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2020, was $998.9 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of January 31, 2020 and February 26, 2020, the Company had borrowed $165.0 million under the facility, and had approximately $23.1 million outstanding in letters of credit, leaving $811.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.

Critical Accounting Estimates
We consider accounting policies related to allowance for doubtful accounts, inventories, long-lived assets, accrued self-insurance, performance share plans, income taxes and contingencies to be critical accounting estimates. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2019.

New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company adopted this guidance during the first quarter of fiscal 2020, and we used the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements; however no such cumulative-effect adjustment was required under our circumstances. This guidance also provides certain practical expedients, including a practical expedient package during transition. We utilized this package, which allowed the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. We did not utilize the hindsight practical expedient. See "Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 10 - Leases" for the total amount of the Company's noncancelable operating lease commitments. Management intends to purchase assets going forward, rather than entering into additional long-term leases. As of January 31, 2020, we recognized right-of-use assets and lease liabilities of approximately $49.8 million, primarily related to transportation equipment. Adoption did not have a material effect on our consolidated statements of operations and cash flows.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2020, the Company purchased approximately 29.5 million bushels of corn and approximately 298,825 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $29.5 million in the first quarter of fiscal 2020. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $3.0 million.
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

During the first quarter of fiscal 2020, the Company’s average feed cost per pound of broilers processed totaled $0.2597 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0252, based on the quantity of grain used during the first quarter of fiscal 2020. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during the first quarter of fiscal 2020.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first quarter of fiscal 2020:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2020	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	29.5 million bushels	$1.00 per bushel	$29.5 million	$0.0252/lb processed
Soybean meal	298,825 tons	$10.00 per ton	$3.0 million	$0.0025/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At January 31, 2020 the Company had no fixed-rate debt on its balance sheet; however, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.
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
As of January 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2020.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Between December 8, 2017 and February 27, 2019, additional purported direct-purchaser entities individually brought thirty-three separate suits against 19 poultry producers, including Sanderson Farms, and Agri Stats in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. The parties are currently engaged in discovery, subject to the limited stay discussed below. It is possible additional individual actions may be filed.
The Company is aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that included a request to produce all discovery in the case to a grand jury. On June 27, 2019, the Court in In re Broiler Chicken Antitrust Litigation permitted the United States Department of Justice to intervene in the case, as well as ordered certain discovery stayed until September 27, 2019. Before the discovery stay expired on September 27, 2019, the United States Department of Justice asked the Court in In re Broiler Chicken Antitrust Litigation to extend the discovery stay for an additional six months. On September 25, 2019, the Court granted the additional stay of not less than three months. On October 16, 2019, after further consideration, the Court extended the stay until June 27, 2020. On December 18, 2019, the Court after further consideration ordered that the stay be lifted on March 31, 2020.
The Company received a grand jury subpoena in connection with the United States Department of Justice Antitrust Division investigation on September 9, 2019. The Company is complying with the subpoena and providing documents and information as requested.
We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Sanderson Farms, Inc.; Joe F. Sanderson, Jr., the Chairman of the Registrant’s Board of Directors and its Chief Executive Officer; and D. Michael Cockrell, director and Chief Financial Officer, were named as defendants in a putative class action lawsuit filed on October 28, 2016, in the United States District Court for the Southern District of New York. On March 30, 2017, the lead plaintiff filed an amended complaint adding Lampkin Butts, director, Chief Operating Officer, and President, as a defendant, and on June 15, 2017, the lead plaintiff filed a second amended complaint. The complaint alleges that the defendants made statements in the Company’s SEC filings and press releases, and other public statements, that were materially false and misleading in light of the Company’s alleged, undisclosed violation of the federal antitrust laws described above. The complaint also alleges that the material misstatements were made in order to, among other things, “artificially inflate and maintain the market price of Sanderson Farms securities.” The complaint alleges the defendants thereby violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and, for the individual defendants, Section 20(a) of the Exchange Act, and seeks damages, interest, costs and attorneys’ fees. On January 19, 2018, the Court granted the defendants’ motion to dismiss and entered judgment for the defendants. On January 31, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal was fully briefed, and the Court of Appeals heard oral argument on August 31, 2018. On December 10, 2019, the Court of Appeals affirmed the District Court’s decision granting the defendants’ motion to dismiss.
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
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction. The motion to dismiss the complaint filed in the Eastern District of Oklahoma on its merits is pending as to the remaining defendants. On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. On January 6, 2020, the Court in the Eastern District of Oklahoma denied defendants’ motion to dismiss. On January 27, 2020, plaintiffs in the Oklahoma case moved for leave to amend their complaint. The Court in the Eastern District of Oklahoma granted the plaintiffs' motion, and the plaintiffs filed a consolidated amended complaint on February 21, 2020. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs sought an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which included substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continued to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the remaining plaintiffs filed a third amended complaint. The third amended complaint alleged that the Company misleads consumers with regard to (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019. On April 1, 2019, the Company filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The Court held a hearing on the Company’s motion on May 30, 2019. On July 31, 2019, the Court granted the Company’s motion without prejudice, stating that dismissal for lack of standing must be without prejudice, but denied the plaintiffs leave to amend their complaint. On October 8, 2019, the Court taxed $12,701 in costs in favor of the Company as the prevailing party.
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Under the briefing schedule ordered by the Court of Appeals, plaintiffs’ opening brief was filed on January 8, 2020, and the Company’s response brief is due on March 9, 2020. Briefing is scheduled to be complete by the end of March 2020, and oral argument is likely to be scheduled for late 2020 or early 2021. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
On August 30, 2019, Sanderson Farms, Inc. and its Foods and Processing Divisions, as well as seventeen other poultry producers and their affiliates; Agri Stats, Inc.; and Webber, Meng, Sahl and Company, Inc. (“WMS”), were named in a putative class action filed in the United States District Court for the District of Maryland. Three other nearly identical putative class action complaints, each seeking to represent the same putative class, also were filed. The complaints, brought on behalf of non-supervisory production and maintenance employees at broiler chicken processing plants, alleged that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them, including hourly wages and compensation benefits, from January 1, 2009 to the present. The plaintiffs claim that broiler producers shared competitively sensitive wage and benefits compensation information in three ways: (1) attending in-person meetings in Destin, Florida; (2) receiving Agri Stats reports, as well as surveys taken and published by WMS; and (3) directly exchanging wage and benefits information with plant managers at other defendant broiler producers. Plaintiffs allege that this conduct violated the Sherman Antitrust Act.
On November 12, 2019, the Court ordered that the four putative class action complaints would be consolidated for all pretrial purposes. The Court ordered plaintiffs to file their consolidated complaint on or before November 14, 2019. Defendants’ motions to dismiss the consolidated complaint were filed on November 22, 2019. Briefing was scheduled to be completed on or before February 28, 2020; however, after the defendants filed their motions to dismiss, on November 26, 2019, plaintiffs notified defendants that they intended to file an amended consolidated complaint. Plaintiffs filed an amended consolidated complaint on December 20, 2019. Plaintiffs name as defendants Sanderson Farms, Inc. and its Foods and Processing Divisions,

as well as ten other broiler chicken producers and their affiliates; three turkey producers and their affiliates; Agri Stats, Inc.; and Webber, Meng, Sahl and Company, Inc. (“WMS”). Plaintiffs bring their amended consolidated complaint on behalf of employees at broiler chicken and turkey processing plants and allege that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them. Defendants’ motion to dismiss is due March 2, 2020, which will be fully briefed on May 21, 2020. On January 9, 2020 and January 27, 2020, the court approved the voluntary dismissal without prejudice of two of the three nearly identical putative class action lawsuits. No discovery has taken place to date. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On October 11, 2019, three named plaintiffs - Daniel Lentz, Pam La Fosse, and Marybeth Norman - filed, in the United States District Court for the Northern District of California, a nationwide class action against Sanderson Farms, Inc. on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more Sanderson chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased Sanderson chicken products based on misleading representations in Sanderson’s advertising. Specifically, the plaintiffs in this case allege that Sanderson’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) Sanderson’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) Sanderson’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) Sanderson “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) Sanderson raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) Sanderson’s chickens have been found to contain antibiotic and pharmaceutical residue. The Complaint asserts five causes of action under California and North Carolina law. The plaintiffs seek injunctive relief directing Sanderson to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also seek monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. On December 20, 2019, the Company filed a motion to dismiss. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the Complaint. No discovery has taken place to date. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of January 31, 2020. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, including under the heading “Item 1A. Risk Factors”, which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently deem to be immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions with respect to such risks prove incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2019, except as follows.

A decrease in demand for our products in the export markets could materially and adversely affect our results of operations and financial condition.
Nearly all of our customers are based in the United States, but we sell some of our product to foreign customers and some to United States based customers who resell the product in the export markets. Approximately 8.1% of our gross sales in fiscal 2019 were to export markets, including approximately $156.6 million to Mexico, $43.6 million to countries in Central Asia and $29.0 million to Cuba. Any disruption in the export markets could materially affect our sales or create an oversupply of chicken in the United States, which would cause domestic poultry prices to decline. Disruptions could include, for example:
•trade embargoes, tariffs, import bans, duties, or quotas;
•currency fluctuations;
•adverse political, social or economic conditions in countries to which we export our products;
•disruptions in shipping channels; and
•changes in governmental trade policies or agreements with countries to which we sell products.
Any of these conditions could materially and adversely affect our sales, results of operations or financial condition.
For example, the outbreak of African swine fever in China has affected the worldwide supply of pork, which has in turn created a worldwide protein deficit. In November 2019, China lifted its nearly five-year ban on the import of United States poultry, and we resumed shipments almost immediately. The deficit of protein available to consumers in China as a result of the outbreak of African swine fever in that country has been widely expected to create additional demand for protein produced in the United States. However, the spread of the COVID-19 virus in China has depressed Chinese demand for protein because quarantines have limited travel within the country. In addition, restaurants throughout China have been closed due to local government restrictions on dining out.
The spread of the COVID-19 virus has also disrupted logistics necessary to import products into China. Ports and other channels of entry into China have been closed or are operating at only a portion of capacity, as workers have been unable to return to work, and means of transporting product within the country have been limited for the same reason. It remains unknown how long and to what extent the virus will impact demand for our products from customers who resell the products. Similarly,we do not know whether or to what extent the spread of the COVID-19 virus to other countries will impact demand for our products from customers located in, or who resell product to, those countries.
Our operations, or those of our business partners, independent contract poultry producers and customers, including customers who resell our products in other countries, and demand for our products could be adversely affected by events outside of our control such as natural disasters, epidemics or fear of threatened epidemics.
We may be affected by natural disasters, epidemics or other events outside of our control. These events may impact our operations directly, or may disrupt the operations of our business partners, independent contract poultry producers and customers in ways that can adversely affect our results of operations or financial condition. Fear of such events might also alter consumer confidence, behavior and spending patterns, which could decrease demand for protein, including our products.
For example, there is a developing viral epidemic originating in China identified as COVID-19. The COVID-19 epidemic is resulting in restrictions on travel and business operations in China and elsewhere. In November 2019, China lifted its nearly five-year ban on the import of United States poultry and we resumed shipments to China almost immediately. However, the spread of COVID-19 has depressed demand for our products in China and disrupted supply chains inside and outside China. It remains unknown how severely global supply chains, including for our products, have been or will be affected by this epidemic. Similarly, the impacts of this epidemic upon worldwide demand for our products remain uncertain. We could experience increased costs or reduced demand for our products particularly as this epidemic continues, worsens or spreads to other countries. In particular, if COVID-19 becomes an epidemic in North America, or even causes fear of a potential epidemic in North America, consumers might limit their visits to grocery stores or restaurants, which could reduce demand for our products in the United States. We cannot predict with any certainty the extent to which consumer confidence and demand for our products would be reduced as a result of a widespread COVID-19 epidemic, or fear of such an epidemic, in the United States. In addition, the circumstances that give rise to new or existing infectious diseases becoming epidemics or pandemics with similar impacts to the COVID-19 epidemic are expected to persist indefinitely.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2020, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Nov. 1 - Nov. 30, 2019	30,678	$159.76	30,678	1,176,615
Dec. 1 - Dec. 31, 2019	1,867	175.50	1,867	1,176,615
Jan. 1 - Jan. 31, 2020	—	—	—	1,176,615
Total	32,545	$160.66	32,545	1,176,615
___________________
1All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 11, 2016, under which shares were withheld to satisfy tax withholding obligations.
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

SANDERSON FARMS, INC.
(Registrant)

Date: February 27, 2020	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: February 27, 2020	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer