Form 10-Q
period 2020-04-30
SANDERSON FARMS INC
filed 2020-05-28
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,239,574 shares outstanding as of May 26, 2020.

3

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	April 30, 2020	October 31, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$61,330	$95,417
Accounts receivable, net	132,072	131,778
Receivable from insurance companies	—	445
Inventories	297,477	289,928
Refundable income taxes	127,372	6,612
Prepaid expenses and other current assets	63,396	56,931
Total current assets	681,647	581,111
Property, plant and equipment, net	1,235,556	1,185,860
Right of use assets	45,913	—
Other assets	6,394	7,163
Total assets	$1,969,510	$1,774,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$119,961	$132,741
Dividends payable	7,117	—
Accrued expenses	82,214	82,940
Lease liabilities	15,188	—
Total current liabilities	224,480	215,681
Long-term debt	200,000	55,000
Claims payable and other liabilities	11,475	11,646
Deferred income taxes	131,388	74,132
Long-term lease liabilities	30,725	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,239,574 and 22,203,920 at April 30, 2020 and October 31, 2019, respectively	22,239	22,204
Paid-in capital	86,430	86,010
Retained earnings	1,262,773	1,309,461
Total stockholders’ equity	1,371,442	1,417,675
Total liabilities and stockholders’ equity	$1,969,510	$1,774,134
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net sales	$844,711	$845,229	$1,667,789	$1,588,617
Cost and expenses:
Cost of sales	832,283	740,833	1,655,807	1,449,233
Selling, general and administrative	56,214	49,230	105,699	107,765
	888,497	790,063	1,761,506	1,556,998
Operating income (loss)	(43,786)	55,166	(93,717)	31,619
Other income (expense):
Interest expense	(1,783)	(1,173)	(2,971)	(1,682)
Other	3	2	5	2
	(1,780)	(1,171)	(2,966)	(1,680)
Income (loss) before income taxes	(45,566)	53,995	(96,683)	29,939
Income tax expense (benefit)	(51,684)	13,359	(64,225)	7,136
Net income (loss)	$6,118	$40,636	$(32,458)	$22,803
Earnings (loss) per share:
Basic	$0.28	$1.83	$(1.48)	$1.03
Diluted	$0.28	$1.83	$(1.48)	$1.03
Dividends per share	$0.32	$0.32	$0.64	$0.64
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2019	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2018	22,099,780	$22,100	$81,269	$1,284,524	$1,387,893
Net loss - first quarter 2019	—	—	—	(17,833)	(17,833)
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	53,688	53	(2,126)	—	(2,073)
Amortization of unearned compensation	—	—	2,313	—	2,313
Balance at January 31, 2019	22,153,468	$22,153	$81,456	$1,259,602	$1,363,211
Net income - second quarter 2019	—	—	—	40,636	40,636
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	777	1	1,628	—	1,629
Amortization of unearned compensation	—	—	2,325	—	2,325
Balance at April 30, 2019	22,154,245	$22,154	$85,409	$1,293,149	$1,400,712

Fiscal Year 2020	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2019	22,203,920	$22,204	$86,010	$1,309,461	$1,417,675
Net loss - first quarter 2020	—	—	—	(38,576)	(38,576)
Cash dividends ($0.32 per share)	—	—	—	(7,113)	(7,113)
Stock compensation plan transactions	25,292	25	(4,721)	—	(4,696)
Amortization of unearned compensation	—	—	2,082	—	2,082
Balance at January 31, 2020	22,229,212	$22,229	$83,371	$1,263,772	$1,369,372
Net income - second quarter 2020	—	—	—	6,118	6,118
Cash dividends ($0.32 per share)	—	—	—	(7,117)	(7,117)
Stock compensation plan transactions	10,362	10	1,099	—	1,109
Amortization of unearned compensation	—	—	1,960	—	1,960
Balance at April 30, 2020	22,239,574	$22,239	$86,430	$1,262,773	$1,371,442
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended April 30,
	2020	2019
Operating activities
Net income (loss)	$(32,458)	$22,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75,474	62,379
Amortization of share-based compensation	5,173	5,907
Live inventory adjustment (net of prior period reversal)	(2,800)	(9,600)
Provision for losses (recoveries) on accounts receivable	—	(1,500)
Deferred income taxes	57,256	6,699
Loss on asset disposals	238	—
Change in assets and liabilities:
Accounts receivable - trade	(294)	(3,457)
Accounts receivable - insurance	445	1,111
Income taxes	(120,760)	27,363
Inventories	(4,749)	(35,817)
Prepaid expenses and other assets	(6,242)	(9,160)
Right of use assets	8,733	—
Lease liabilities	(8,733)	—
Accounts payable	(8,159)	(10,738)
Accrued expenses and other liabilities	(353)	(6,193)
Total adjustments	(4,771)	26,994
Net cash provided by (used in) operating activities	(37,229)	49,797
Investing activities
Capital expenditures	(129,691)	(162,268)
Net proceeds from sale of property and equipment	207	880
Net cash used in investing activities	(129,484)	(161,388)
Financing activities
Payment of debt issuance costs	—	(2,225)
Borrowings from revolving line of credit	145,000	100,000
Proceeds from issuance of restricted stock under stock compensation plans	600	479
Payments from issuance of common stock under stock compensation plans	(5,861)	(3,829)
Dividends paid	(7,113)	(7,089)
Net cash provided by financing activities	132,626	87,336
Net change in cash and cash equivalents	(34,087)	(24,255)
Cash and cash equivalents at beginning of period	95,417	121,193
Cash and cash equivalents at end of period	$61,330	$96,938
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,588	$5,174
Dividends payable	$7,117	$7,089
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2020
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2020.
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
New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company adopted this guidance during the first quarter of fiscal 2020, and we used the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements; however no such cumulative-effect adjustment was required under our circumstances. This guidance also provides certain practical expedients, including a practical expedient package during transition. We elected to use this package, which allowed the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. We did not utilize the hindsight practical expedient. As of April 30, 2020, we recognized right-of-use assets and lease liabilities of approximately $45.9 million, primarily related to transportation equipment. Adoption did not have a material effect on our consolidated statements of operations and cash flows. For further information regarding the Company's leases, refer to "Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 11 - Leases."
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
Disaggregation of Revenue
The following tables disaggregate our net sales by product category (in thousands):

Product Category	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
Fresh, vacuum-sealed chicken	$265,258	$330,713
Fresh, chill-packed chicken	343,165	269,304
Fresh, ice-packed chicken	130,798	132,427
Prepared chicken	38,810	61,995
Frozen chicken	62,187	44,109
Other	4,493	6,681
Total net sales	$844,711	$845,229

Product Category	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019
Fresh, vacuum-sealed chicken	$576,554	$590,782
Fresh, chill-packed chicken	630,432	537,768
Fresh, ice-packed chicken	251,261	232,459
Prepared chicken	90,192	119,391
Frozen chicken	108,861	92,700
Other	10,489	15,517
Total net sales	$1,667,789	$1,588,617
NOTE 3—INVENTORIES
Inventories consisted of the following (in thousands):

Inventory type	April 30, 2020	October 31, 2019
Live poultry-broilers and breeders	$195,265	$179,870
Feed, eggs and other	40,599	47,417
Processed poultry	37,969	35,121
Prepared chicken	15,936	20,032
Packaging materials	7,708	7,488
Total Inventories	$297,477	$289,928
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in thousands):

Description	April 30, 2020	October 31, 2019
Land and buildings	$900,897	$892,089
Machinery and equipment	1,302,518	1,236,095
Work-in-process	54,468	11,149
	2,257,883	2,139,333
Less accumulated depreciation	1,022,327	953,473
Property, plant and equipment, net	$1,235,556	$1,185,860

NOTE 5—STOCK COMPENSATION PLANS
Refer to Note 9 and Note 10 of the Company’s October 31, 2019 audited financial statements in the Company's 2019 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and six months ended April 30, 2020 was $2.4 million and $5.2 million, respectively, as compared to total stock based compensation expense of $3.0 million and $5.9 million, respectively, for the three and six months ended April 30, 2019.
During the six months ended April 30, 2020, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 4,209 shares of restricted stock at an average price of $142.45 per share instead of a specified percentage of their cash compensation, and the Company issued 1,007 matching restricted shares. During the three and six months ended April 30, 2020, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $48,000 and $104,000, respectively, as compared to $105,000 and $196,000, respectively, during the three and six months ended April 30, 2019.
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
The target number of shares specified in the performance share agreements executed on November 1, 2019 totaled 56,575. As of April 30, 2020, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2018. The target number of shares specified in those agreements totaled 74,650. As of April 30, 2020, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2017 have been earned at a level between the threshold and target levels for the return on sales criterion and that the threshold level for the return on equity criterion was not achieved. The shares earned as a result of achieving the return on sales criterion are subject to the satisfaction of the additional one-year service period ending on October 31, 2020. Accordingly, the three and six months ended April 30, 2020 include compensation expense of $157,000 and

$347,000, respectively, related to those agreements, as compared to no compensation expense related to those agreements during the three and six months ended April 30, 2019. There was no compensation expense recorded during the first six months of fiscal 2019, because management's initial determination of probability was made during the third quarter of fiscal 2019 and because the accrual is made using the cumulative catch-up method. As of April 30, 2020, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2017 totaled 13,093 shares. Because the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining six months of the service period ending October 31, 2020. The Company will recognize the remaining $324,000 of unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2018 and November 1, 2019 would be earned, an additional $7.5 million and $3.0 million, respectively, would have been accrued as of April 30, 2020.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended		Six Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
November 1, 2016	84,511 (a)	$—	$650	$—	$1,263
November 1, 2017	13,093 (e)	157	—	347	—
November 1, 2018 (1)	— (e)	—	—	—	—
November 1, 2019 (1)	— (e)	—	—	—	—
Total compensation cost		$157	$650	$347	$1,263
Note (1) - As of April 30, 2020, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2018 and November 1, 2019, due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2019, the Company granted 56,575 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $159.76 per share and will vest on November 1, 2023. On February 13, 2020, the Company granted an aggregate of 12,100 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $136.76 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2020 related to all unvested restricted stock grants totaled 265,353. During the three and six months ended April 30, 2020, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.2 million and $4.7 million, respectively, related to restricted stock grants, as compared to $2.2 million and $4.4 million, respectively, during the three and six months ended April 30, 2019. The Company had $18.0 million in unrecognized share-based compensation costs as of April 30, 2020, which will be recognized over a weighted average remaining vesting period of approximately 2 years.
NOTE 6—EARNINGS PER SHARE
Certain share-based payment awards described in Note 5 - Stock Compensation Plans above entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share, to the extent they are dilutive. These awards are included in the calculation of basic earnings per share under the two-class method. The two-class method allocates earnings for the period between common shareholders and other security holders. The participating awards receiving dividends are allocated the same amount of income as if they were vested shares.
The following tables present earnings per share:

	Three Months Ended
	April 30, 2020	April 30, 2019
	(in thousands except per share amounts)
Net income	$6,118	$40,636
Distributed and undistributed (earnings) to unvested restricted stock	(81)	(597)
Distributed and undistributed earnings to common shareholders—Basic	$6,037	$40,039
Weighted average shares outstanding—Basic	21,943	21,830
Weighted average shares outstanding—Diluted	21,943	21,830
Earnings per common share—Basic	$0.28	$1.83
Earnings per common share—Diluted	$0.28	$1.83

	Six Months Ended
	April 30, 2020	April 30, 2019
	(in thousands except per share amounts)
Net income (loss)	$(32,458)	$22,803
Distributed and undistributed (earnings) to unvested restricted stock	—	(340)
Distributed and undistributed earnings (loss) to common shareholders—Basic	$(32,458)	$22,463
Weighted average shares outstanding—Basic	21,939	21,822
Weighted average shares outstanding—Diluted	21,939	21,822
Earnings (loss) per common share—Basic	$(1.48)	$1.03
Earnings (loss) per common share—Diluted	$(1.48)	$1.03
NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. As of April 30, 2020 and October 31, 2019, the fair values of the Company's borrowings under its revolving credit facility approximate the carrying values.
NOTE 8—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment

In October 2019, the Company announced plans to construct a new hatchery in Jones County, Mississippi. Upon completion of the project, the Company will relocate its existing hatchery operations from its current, nearby hatchery facility located in Laurel, Mississippi. Construction commenced during the first quarter of fiscal 2020, and initial operations are expected to begin during the first quarter of fiscal 2021. The Company has entered into construction agreements related to the project totaling approximately $14.2 million. The Company estimates the total cost of the project will be approximately $18.5 million, of which $15.0 million is budgeted for fiscal 2020 and $3.5 million is expected to be budgeted for fiscal 2021. As of April 30, 2020, the Company has spent approximately $3.6 million on the project.
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
Between December 8, 2017 and April 11, 2020, additional purported direct-purchaser entities individually brought thirty-six separate suits against 19 poultry producers, including Sanderson Farms and Agri Stats, in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On March 3, 2020, the Court denied the Company's motion. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. The parties are currently engaged in discovery, subject to the COVID-19-related delays discussed below. It is possible additional individual actions may be filed.
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
The Company received a grand jury subpoena in connection with the United States Department of Justice Antitrust Division investigation on September 9, 2019. The Company is complying with the subpoena and providing documents and information as requested by the Department of Justice in connection with its investigation.
Since March 16, 2020, given the current COVID-19 public health emergency, the Northern District of Illinois has issued three orders extending all deadlines in civil cases by 21 days, 28 days and 28 days, respectively, and a fourth order that will take effect on May 29, 2020, which does not extend any deadlines. These orders apply to the litigation described above. The Northern District of Illinois will vacate, amend or extend the Fourth Amended General Order on or before July 13, 2020.
We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail or the Department of Justice were to pursue charges, the Company could be liable for damages or other sanctions, which could have a material, adverse effect on our financial position and results of operations.
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
On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. On January 6, 2020, the Court in the Eastern District of Oklahoma denied defendants’ motion to dismiss. On January 27, 2020, plaintiffs in the Oklahoma case moved for leave to amend their complaint. The Court in the Eastern District of Oklahoma granted the plaintiffs' motion, and the plaintiffs filed a consolidated amended complaint on February 21, 2020. The Oklahoma case is ongoing. We intend to defend the Eastern District of North Carolina case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Plaintiffs’ filed their opening brief on appeal on January 8, 2020, the Company filed its response brief on March 9, 2020, and Plaintiffs filed their reply brief on April 29, 2020. Oral argument is likely to be scheduled for late 2020 or early 2021. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
On November 12, 2019, the Court ordered that the four putative class action complaints would be consolidated for all pretrial purposes. The Court ordered plaintiffs to file their consolidated complaint on or before November 14, 2019. Defendants’ motions to dismiss the consolidated complaint were filed on November 22, 2019. Briefing was scheduled to be completed on or before February 28, 2020; however, after the defendants filed their motions to dismiss, on November 26, 2019, plaintiffs notified defendants that they intended to file an amended consolidated complaint. Plaintiffs filed an amended consolidated complaint on December 20, 2019. Plaintiffs name as defendants Sanderson Farms, Inc. and its Foods and Processing Divisions, as well as ten other broiler chicken producers and their affiliates; three turkey producers and their affiliates; Agri Stats, Inc.; and WMS. Plaintiffs bring their amended consolidated complaint on behalf of employees at broiler chicken and turkey processing plants and allege that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them. On January 9, 2020 and January 27, 2020, the court approved the voluntary dismissal without prejudice of two of the three nearly identical putative class action lawsuits. On March 12, 2020, the Court approved the voluntary dismissal without prejudice of the third nearly identical putative class action lawsuit.
On March 2, 2020, defendants moved to dismiss the amended consolidated complaint. The Company also filed an individual motion to dismiss plaintiffs’ claims against the Company. Plaintiffs’ oppositions were originally due on April 24, 2020 and defendants’ replies were due on May 21, 2020. However, on March 20, 2020, the District of Maryland issued Second Amended Standing Order 2020-02, extending all filing deadlines set to fall between March 16, 2020 and April 24, 2020 by 42 days. On April 10, 2020, the District of Maryland issued Standing Order 2020-07, extending all filing deadlines set to fall between March 16, 2020 and June 5, 2020 by 84 days. Under the current Standing Order, plaintiffs’ oppositions to defendants’ motions to dismiss are due July 17, 2020. Defendants’ replies are due August 13, 2020. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On October 11, 2019, three named plaintiffs - Daniel Lentz, Pam La Fosse, and Marybeth Norman - filed, in the United States District Court for the Northern District of California, a nationwide class action against the Company on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more of the Company's chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company’s advertising. Specifically, the plaintiffs in this case allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The original Complaint asserted five causes of action under California and North Carolina law. The plaintiffs sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also sought monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. On December 20, 2019, the Company filed a motion to dismiss. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the Complaint. On March 23, 2020, two of the three original plaintiffs (Pam La Fosse and Marybeth Norman) filed a First Amended Class Action Complaint in which they were joined by five additional named plaintiffs. The core allegations and theories set forth in the First Amended Complaint are the same as in the original complaint. The First Amended Complaint asserts one cause of action under federal law and sixteen causes of action under the laws of various states. The plaintiffs again seek injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide, as well as monetary, compensatory, statutory and punitive damages and attorneys' and experts' fees, costs and expenses. On May 6, 2020, the Company filed a motion to dismiss the First Amended Complaint. No discovery has taken place to date. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of April 30, 2020. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 9—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2020, was $999.2 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of April 30, 2020 and May 27, 2020, the Company had borrowed $200.0 million, and had approximately $23.1 million outstanding in letters of credit, leaving $776.9 million of borrowing capacity available under the facility.
NOTE 10—INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was enacted. The CARES Act contains several income tax provisions, as well as other measures, that are intended to assist businesses impacted by the economic effects of the COVID-19 pandemic. The most significant provisions of the CARES Act that will materially affect our accounting for income taxes include, but are not limited to, a five-year carry-back allowance for taxable net operating losses generated in tax years 2018 through 2020, our fiscal years 2019 through 2021, and a technical correction to the Tax Cut and Jobs Act, enacted on December 22, 2017, that provides a two-year carry-back allowance for our taxable net operating loss generated in fiscal year 2018.
Our financial statements for the second quarter and first six months of fiscal 2020 were materially affected by the changes enacted by the CARES Act. U.S. GAAP requires that the effects from changes in tax laws be recognized in the period in which the new law is enacted, which for the CARES Act is our second quarter of fiscal 2020. As a result of the applicable accounting guidance and the provisions enacted by the CARES Act, our income tax provision for the second quarter and first six months of fiscal 2020 reflects the carry-back of taxable net operating losses generated during periods in which the statutory federal income tax rate was 21% to periods in which the statutory federal income tax rate was 35%. Due to the difference in statutory rates, we recorded a $49.4 million discrete income tax benefit related to the carry-back provisions during the three and six months ended April 30, 2020. Because the net operating losses were carried back to years in which we initially reduced our taxable income using the Domestic Production Activities Deduction, we recorded a partially offsetting $11.9 million discrete income tax expense during the three and six months ended April 30, 2020 to account for the reduced taxable income.
The Company’s effective tax rates for the three and six months ended April 30, 2020 were 113.4% and 66.4%, respectively, as compared to estimated annual effective tax rates of 24.7% and 23.8%, respectively, for the three and six months ended April 30, 2019. Excluding the effects of discrete items recognized during the periods, primarily related to the CARES Act, the Company's effective tax rates for the three and six months ended April 30, 2020 would have been approximately 30.2% and 26.9%, respectively, as compared to estimated annual effective tax rates of 24.9% and 24.5%, respectively, for the three and six months ended April 30, 2019. Normally during interim periods, the Company has estimated its annual effective tax rate for the full fiscal year to use when recording the interim period tax provision. Given significant volatility in the poultry markets as a result of the COVID-19 pandemic, as well as factors related to the carry-back provisions of the CARES Act, the Company is not able to reliably estimate its annual effective tax rate for the interim period ending April 30, 2020. Therefore, the income tax provision for the second quarter and first six months of fiscal 2020 was made using the actual effective tax rate for the six-month period ending April 30, 2020.
As of April 30, 2020, the Company's deferred income tax liability was $131.4 million as compared to $74.1 million at October 31, 2019, an increase of $57.3 million. This increase is primarily attributable to the carry-back provisions discussed above, as well as bonus depreciation taken on qualifying assets placed in service during fiscal 2020.

NOTE 11—LEASES
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
The operating leases to which the Company is a party are primarily related to transportation equipment, equipment used in production processes and the assets of independent contract producers who house our live birds. A significant portion of the costs associated with leases related to the use of assets of independent contract poultry producers who house and care for our live birds are for non-lease components of our agreements with such producers. Non-lease components of payments made to independent contract poultry producers include those related to the operating costs of, and services provided by, such producers. For costs associated with such leases, we elected to account for the lease and non-lease components as a single lease component, and all costs associated with such leases are disclosed as variable lease costs in the table below. The following table presents the components of our lease costs (in thousands) paid during the three and six months ended April 30, 2020:

Description	Three Months Ended April 30, 2020	Six Months Ended April 30, 2020
Operating lease cost	$3,871	$8,268
Short-term lease cost	922	1,787
Variable lease cost (1)	102,298	203,940
Total lease cost	$107,091	$213,995
(1) Variable lease costs are attributable to payments made to independent contract poultry producers and are based on or influenced by output received from contract producers, birds placed, poultry house size and relative performance.
Other information regarding our operating leases includes the following:

Description	Amount
Cash outflows for operating leases included in the measurement of lease liabilities during the six months ended April 30, 2020 (in thousands)	$8,733
Non-cash amount of right of use assets and lease liabilities recorded upon adoption (in thousands) (1)	$54,665
Weighted-average remaining lease term as of April 30, 2020 (years)	4.0
Weighted-average discount rate as of April 30, 2020	2.45%
(1) There were no new right of use assets obtained in exchange for lease liabilities during the six months ended April 30, 2020.
The future maturities of obligations under non-cancelable operating leases at April 30, 2020 were as follows (in thousands):

Fiscal Year	Amount
2020 (remainder)	$7,299
2021	14,398
2022	11,969
2023	8,327
2024	4,744
Thereafter	2,430
Total undiscounted operating lease payments	49,167
Less: imputed interest	(3,254)
Present value of lease liabilities	$45,913

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2019.
This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other written or oral statements made by it or on its behalf, may include forward-looking statements within the meaning of the "Safe Harbor" provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks described in the "Risk Factors" section of our latest 10-K and 10-Q reports, and the following:
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

(15)Changes resulting from the COVID-19 pandemic, which could exacerbate any of the risks described above, and could include: high absentee rates that have prevented and may continue to prevent us from running some of our facilities at full capacity, or could in the future cause facility closures; an inability of our contract growers to manage their flocks; supply chain disruptions for feed grains; further changes in customer orders due to shifting consumer patterns; disruptions in logistics and the distribution chain for our products; liquidity challenges; and a continued or worsening decline in global commercial activity, among other unfavorable conditions.
Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of Sanderson Farms. Each such statement speaks only as of the day it was made. The Company undertakes no obligation to update or to revise any forward-looking statements. The factors described above cannot be controlled by the Company. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “should,” “outlook,” and “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Examples of forward-looking statements include statements about management’s beliefs about future growth plans, earnings, production levels, capital expenditures, grain prices, global economic conditions, supply and demand factors and other industry conditions.
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
Consistent with the poultry industry, the Company’s profitability is substantially affected by the market prices for its finished products and feed grains, both of which may fluctuate substantially and exhibit cyclical characteristics typically associated with commodity markets. Costs other than feed grain costs, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices.
COVID-19
During the second quarter of fiscal 2020, the World Health Organization declared COVID-19 a pandemic. The effects of the pandemic and the related governmental actions to contain the spread of the novel coronavirus have materially affected our business, including our labor force, revenues, expenses, production levels, and senior management's time, among other things.
In late February 2020, we formed a COVID-19 response team of senior managers, including our CEO, President and CFO, to coordinate our Company's response to the pandemic and manage and mitigate related risks. The team meets twice daily to discuss COVID-19 developments affecting our business and the communities in which we operate. Additionally, our Board of Directors has actively overseen our management of the crisis and has met weekly since March 13, 2020 to receive updates and discuss our response to the pandemic with our executive leadership.
Our top priority throughout the crisis has been protecting the health, safety and welfare of our over 18,000 employees. In consultation with infectious disease specialists and epidemiologists, including an infectious disease expert who toured our facilities, we have taken a number of steps to promote health and safety in our operations. We also frequently communicate with state and local officials and health departments regarding our practices. Some of our practices are more stringent than those recommended by the Centers for Disease Control and Prevention. Our practices include, but are not limited to:
•We implemented strict personal and work-related travel and public gathering restrictions for all of our employees, contractors and members of their households.
•We are providing information about the novel coronavirus and measures to mitigate the risk of contracting and transmitting the virus on video displays throughout our facilities and on our employee mobile app in English and Spanish. We have also provided live training sessions about the virus to our hourly employees.
•We have created an internal hotline monitored by our nurses at our general corporate offices that employees may call with questions or concerns about the virus.
•Non-essential visitors may not enter our facilities.
•We are taking the temperature of each person attempting to enter our facilities. Anyone with a temperature of 100°F or higher is denied entry. Employees denied entry are sent home with pay and are asked to contact their healthcare provider.

•Our Company nurses have received specialized training on identifying COVID-19 symptoms. Employees exhibiting symptoms while at work are immediately sent home with pay and are asked to contact a healthcare provider immediately.
•Employees who test positive for COVID-19, those who live in the same household as someone who has tested positive, and those who work in close proximity to an employee who has tested positive are sent home to self-quarantine with pay for 14 days. An employee who has tested positive may return to work after 14 days with clearance from a doctor. An employee who lives in the same household as or who works in close proximity to someone who has tested positive may return to work after 14 days if he or she has been symptom-free for 72 hours.
•We continuously look for commonalities among our employees who test positive, including geographic concentrations in their places of residence, so we can reduce or prevent the spread of the virus in our facilities.
•We sent home for 14 days, with pay, approximately 400 employees who work in our Moultrie, Georgia facility and are residents of a nearby county that experienced a high rate of community infections.
•We are providing and requiring employees, United States Department of Agriculture inspectors and essential visitors to wear face masks and face shields. Anyone on the premises of our processing plants, feed mills, hatcheries and vehicle maintenance shops is required to wear this equipment. Where an employee's job function does not permit him or her to wear a face shield, we require the employee to wear safety glasses and we have installed barriers between work stations and optimized air flow to mitigate the risk of exposure to the virus.
•Our nurses have N95 respirator masks and other protective equipment appropriate for contact with potentially infected people.
•We require employees to practice social distancing on breaks and have staggered break times to reduce the number of people in break areas. We have installed physical partitions in our break rooms to provide barriers between employees and have erected tents outside of our facilities to provide employees with more space during breaks.
•We have added hand sanitizer stations appropriate for use in food processing facilities at all our facilities.
•A third-party sanitation service provider performs an antiviral sanitation process at each of our facilities at least weekly, and we have increased the frequency of cleaning common areas and frequently touched surfaces.
•Salaried employees who are considered to be at high risk for severe illness from COVID-19 are permitted to work from home, provided their job duties allow for remote work.
•We have closed our Company-owned childcare facility in Collins, Mississippi until further notice.
During the COVID-19 pandemic, we have also provided assistance to our employees including, but not limited to, the following:
•As a food producer, we have been designated by the federal government as part of the United States' critical infrastructure with a special responsibility to continue operations. Therefore, we are paying our hourly employees who work all of their scheduled hours during a week an attendance bonus equal to $1.00 per hour.
•We enhanced our health plan to provide for 100% coverage of testing and treatment of COVID-19 at no cost to plan participants.
•We provided detailed guidance to our employees on the steps to take to ensure timely receipt of the stimulus payment provided under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.
•We have distributed written materials to our employees in English and several other languages to inform them about COVID-19 risks and encourage good personal hygiene, cleaning and social distancing practices away from work and when carpooling to work to protect themselves and their families.
•We have given our employees free bottles of hand sanitizer which they may refill from supplies at our facilities.
•In appreciation for our employees' dedication and hard work in supporting the nation's food supply, we gave ten pounds of fresh chicken to each hourly employee who worked on Good Friday and ten pounds of fresh chicken to each employee who worked on the Friday before Mother's Day.
•Because demand for the products we produce at our prepared chicken facility has significantly declined, we have been running fewer shifts at that facility. We assisted our employees at the plant in filing for unemployment benefits due to their reduced work hours.

We have continued to serve our customers and support our communities:
•As a result of the COVID-19 pandemic, most of the nation's restaurants have been forced to operate at significantly reduced capacity or to close completely. As a result, our retail grocery store customers experienced a surge in demand for food prepared at home. Because of the significant decrease in demand from our food service customers, during the quarter we were able to divert approximately 4.3 million head of chickens from our big bird program to be processed at our plants that serve retail grocery store customers. To accomplish this, we have increased the number of shifts at our plants that process retail product. We have not experienced any significant delays or other hindrances in our shipment of products to our retail grocery store customers.
•Since the beginning of the COVID-19 pandemic, we have donated over 700,000 pounds of chicken to employees, food banks and other relief organizations.
•As of May 20, 2020, we have donated 23,740 N95 and KN95 masks to a number of hospitals in need of personal protective equipment for their front-line healthcare workers.
On March 27, 2020, the CARES Act was enacted. The CARES Act affects the Company in several areas including, but not limited to, the following:
•It allows for the deferral of the employer portion of social security payroll tax payments that would have otherwise been paid between the enactment date and December 31, 2020. We are using this provision to increase our available liquidity, and we currently estimate this will result in approximately $26 million of payroll tax payments being deferred, with 50% due during calendar year 2021 and 50% due during calendar year 2022.
•Certain refundable, wage-related tax credits, including the Employee Retention Credit, are available to eligible employers. We are currently evaluating the potential impacts of this credit.
•The Tax Cuts and Jobs Act enacted in December 2017 disallowed the carrying back of taxable net operating losses to offset prior years' taxable income. The CARES Act allows us to carry those losses back to offset taxable income recognized during prior years. We are electing to use that provision, which will provide additional liquidity in the form of an income tax refund currently estimated to be approximately $84 million. We believe we will receive the refund during our fourth fiscal quarter of 2020. Additionally, we recorded a net discrete income tax benefit of approximately $37.4 million related to the carry-back provisions. For more information regarding the income tax effects of the CARES Act, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 10 - Income Taxes."
EXECUTIVE OVERVIEW OF RESULTS
For the second quarter of fiscal 2020, we reported net income of $6.1 million, or $0.28 per share, and an operating margin of (5.2)%, as compared to net income of $40.6 million, or $1.83 per share, and an operating margin of 6.5% during the second quarter of fiscal 2019. Excluding the discrete income tax benefit discussed above, our net loss for the second quarter of fiscal 2020 was $31.3 million, or $1.43 per share. Our financial results for the second quarter of fiscal 2020 were significantly affected by the COVID-19 pandemic. The primary impacts were:
•Orders from food service customers declined dramatically during the quarter due to widespread closures or significant reductions in operating capacity of restaurants and other venues where food is consumed away from home. The sudden demand shift caused significant declines in the market prices for our products that are typically sold to food service customers. During some weeks of the quarter, some food service customers ordered as much as 75% fewer pounds compared to weekly order volumes before the pandemic.
•The demand shift to food consumed at home caused demand from our retail grocery store customers to surge, and we were able to shift some production from our plants that serve food service customers to plants that serve grocery store customers. However, the extent to which we can can shift production is limited by processing capacity at our plants that serve retail grocery store customers and the size of our live inventory. Overall, we processed 4.2% fewer pounds during the quarter than we estimated we would when we announced our first quarter results on February 27, 2020.
•Demand for our products from the export markets was soft during the quarter, with the exception of demand from China. Many countries whose economies were shut down during the quarter to curb the spread of COVID-19, as well as countries whose economies depend on oil, faced logistical and liquidity issues and were unable to purchase our products. As expected, demand from China was strong during the quarter due to the country's protein deficit caused by African swine fever, which is discussed further below. Given the lack of competition in global demand, however, the Chinese were able to import poultry at relatively low prices during the quarter.

•Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. As a result, the quarter includes approximately $8.4 million in direct COVID-19 expenses for items and services including personal protective equipment, thermometers, professional cleaning, hourly employee attendance bonuses, and wages paid to employees for paid time off, among other things.
Our higher average cost of goods sold during the second quarter of fiscal 2020 as compared to the same quarter a year ago reflects an increase in non-feed related costs of goods sold, details of which are described in the "Results of Operations" section below, partially offset by a decrease in feed costs per pound of chicken processed. When combined, the average cost of corn and soybean meal in chickens processed was higher during the second quarter of fiscal 2020 as compared to the same period a year ago, which resulted in an increase in feed costs in broiler flocks processed. We have priced a portion of our corn and soybean meal needs through July 2020. Had we priced our remaining fiscal 2020 grain needs at May 27, 2020 cash market prices quoted on the Chicago Board of Trade, our costs of feed grains based on 2019 volumes would be approximately $49.1 million lower during fiscal 2020 as compared to fiscal 2019, and we estimate those prices would result in approximately 0.69 cents per pound lower feed costs in broiler flocks processed for fiscal 2020 as compared to fiscal 2019. The worldwide supply of both corn and soybeans remains healthy, and United States farmers have so far been able to plant their crops on time during the 2020 planting season. Those factors typically result in stable grain prices, but we are unable to predict the future movement of grain prices.
The outbreak of African swine fever in China has reduced the worldwide supply of pork, which has in turn created a worldwide protein deficit. In November 2019, during our first quarter of fiscal 2020, China lifted its nearly five-year ban on the import of United States poultry, and we resumed shipments to China almost immediately. During the first six months of fiscal 2020, we sold approximately 14.9 million pounds of chicken paws and 9.4 million pounds of other products to customers who resold the product in China. When the ban was in place, we would have rendered the chicken paws for significantly lower returns and sold the other products for lower returns than we were able to realize. While revenue was recognized for 24.3 million pounds during the first six months of fiscal 2020, more product for which not all revenue recognition criteria were met had been shipped to customers in China. Between the date the ban was lifted and May 21, 2020, we have shipped to China, or have booked orders from our customers in China for, approximately 57.3 million pounds of various products. However, demand for products other than chicken paws softened during May 2020 as cold storage inventories were rebuilt and consumers in China have been slow to return to restaurants in the same numbers as before the COVID-19 outbreak. Nevertheless, the Chinese economy was the first to shut down due to COVID-19, and it could be the first to stabilize. If there are no significant resurgences of COVID-19 causing further economic shut downs in China, demand for protein to replace supply lost to African swine fever should continue to be significant and should ultimately benefit protein producers in the United States, including poultry producers.
We believe that our overall cost structure in the second half of fiscal 2020 will be stable, primarily because there is an adequate worldwide supply of grain as discussed above. We also believe that demand for our products from retail grocery stores will continue to be strong as people continue to consume more food at home than prior to the pandemic. We believe this trend will continue to some extent because we expect, among other factors:
•people will continue to work from home in higher numbers than before the pandemic;
•some restaurants will remain closed, there will be reduced capacity at open restaurants due to social distancing restrictions and some consumers will continue to choose not to dine in restaurants for safety reasons; and
•consumers will have lower levels of disposable income due to unemployment and other financial constraints from the pandemic.
We also believe that market prices and demand for the products we produce at our plants that serve food service customers could continue to be volatile. Market prices for those products, especially for boneless, skinless breast meat, began moving higher at the end of April, and we believe that is primarily because there are lower supplies of beef and pork available due to numerous meat plant closures related to COVID-19. We also believe there was an uptick in demand from food service customers in late April and early May because many areas of the United States have eased stay-at-home restrictions and have allowed restaurants to reopen at lower capacities. The move higher in market prices flattened in mid-May, and prices have since moved lower as food service demand softened once customers rebuilt inventories.
While the conditions in the markets for our retail and food service products are currently favorable, it is uncertain how long they will persist. How long these conditions will last and the future effect of the pandemic on our business will depend on many factors, including:
•the amount of time required for beef and pork production to return to normalized levels;
•whether there are resurgences in COVID-19 infections that make people fearful of dining out or cause state, local and foreign governments to reimpose stay-at-home restrictions and order restaurant closures;

•the ability of restaurants to survive financially in depressed business conditions, and the extent to which the volume of food sold by restaurants is affected by required social distancing measures that reduce the number of customers they can serve;
•whether other venues where people eat food away from home, such as sporting events, hotels and schools, resume or increase operations;
•the extent to which unemployment levels and possible recessionary conditions affect the amount of disposable income consumers have to spend on food and how consumers allocate their food dollars;
•with respect to our export sales, the condition of the oil market, the relative strength of foreign currencies against the U.S. dollar and political uncertainty that could affect trade relations with other countries, especially with China, and
•the effect of the pandemic on our operations, including labor shortages we could experience as a result of infections among our employees.
RESULTS OF OPERATIONS
Net sales for the second quarter ended April 30, 2020 were $844.7 million as compared to $845.2 million for the second quarter ended April 30, 2019, a decrease of $0.5 million, or 0.1%. Net sales of poultry products for the second quarter ended April 30, 2020 and 2019, were $805.7 million and $782.9 million, respectively, an increase of $22.8 million, or 2.9%. The increase in net sales of poultry products resulted from a 12.2% increase in the pounds poultry products sold, partially offset by an 8.3% decrease in the average sales price of poultry products sold. During the second quarter of fiscal 2020, the Company sold 1,179.7 million pounds of poultry products, up from 1,051.4 million pounds during the second quarter of fiscal 2019. The increase in pounds of poultry products sold resulted from a 10.4% increase in the number of head processed, partially offset by a 2.3% decrease in the average live weight of poultry processed. The new Tyler, Texas processing facility, which began initial operations during the first quarter of fiscal 2019, processed approximately 14.9 million head during the second quarter of fiscal 2020, or approximately 9.1% of the total head processed by the Company during the period, and sold approximately 92.3 million pounds of poultry products during the second quarter of fiscal 2020, or approximately 7.8% of the total poultry pounds sold by the Company during the period. By comparison, the Tyler, Texas processing facility processed approximately 3.2 million head during the second quarter of fiscal 2019, or approximately 2.1% of the total head processed by the Company during the period, and sold approximately 23.7 million pounds of poultry products during the second quarter of fiscal 2019, or approximately 2.3% of the total poultry pounds sold by the Company during the period.
Overall, market prices for poultry products decreased during the second quarter of fiscal 2020 as compared to the same quarter of fiscal 2019. When compared to the second quarter of fiscal 2019, Urner Barry average market prices for tenders, jumbo wings, boneless breast meat, boneless thigh meat and leg quarters decreased by 29.0%, 23.1%, 18.2%, 14.8% and 7.8%, respectively. Average realized prices for chicken products sold to retail grocery store customers were flat during the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, and continue to reflect strong demand.
Net sales of prepared chicken products for the quarters ended April 30, 2020 and 2019 were $39.0 million and $62.3 million, respectively, representing a decrease of 37.5%. This decrease is primarily attributable to a 37.8% decrease in the pounds of prepared chicken products sold, while the average sales price of prepared chicken products sold increased by 0.6%. During the second quarter of fiscal 2020, the Company sold 20.7 million pounds of prepared chicken products, down from 33.3 million pounds during the second quarter of fiscal 2019. The decrease in pounds of prepared chicken products sold resulted from the decrease in demand from our food service customers due to the COVID-19 pandemic, as described above.
Net sales for the first six months of fiscal 2020 were $1,667.8 million, as compared to $1,588.6 million for the first six months of fiscal 2019, an increase of $79.2 million, or 5.0%. Net sales of poultry products for the first six months of fiscal 2020 and 2019 were $1,577.2 million and $1,468.6 million, respectively, an increase of $108.6 million, or 7.4%. The increase in net sales of poultry products resulted from a 10.2% increase in the pounds of poultry products sold, partially offset by a 2.5% decrease in the average sales price of poultry products sold. During the first six months of fiscal 2020, the Company sold 2,331.6 million pounds of poultry products, up from 2,116.1 million pounds during the first six months of fiscal 2019. The increase in pounds of poultry products sold was primarily attributable to the ramp up in production at the new Tyler, Texas processing facility. The new facility processed approximately 27.6 million head during the first six months of fiscal 2020, or approximately 8.6% of the total head processed by the Company during the period, and sold approximately 173.4 million pounds of poultry products during the first six months of fiscal 2020, or approximately 7.4% of the total poultry pounds sold by the Company during the period. By comparison, the Tyler, Texas facility processed approximately 3.2 million head during the first six months of fiscal 2019, or approximately 1.1% of the total head processed by the Company during the period, and sold approximately 23.7 million pounds of poultry products during the first six months of fiscal 2019, or approximately 1.1% of the total poultry pounds sold by the Company during the period.
Overall, market prices for poultry products decreased during the first six months of fiscal 2020 as compared to the same period of fiscal 2019. When compared to the first six months of fiscal 2019, Urner Barry average market prices for tenders, boneless breast meat, jumbo wings and boneless thigh meat decreased by 20.1%, 11.6%, 11.1% and 9.6%, respectively, while average market prices for leg quarters increased by 5.2%. Average realized prices for chicken products sold to retail grocery store customers were slightly higher during the first six months of fiscal 2020, as compared to the same period of fiscal 2019, and continue to reflect strong demand.
Net sales of prepared chicken products for the six months ended April 30, 2020 and 2019 were $90.6 million and $120.0 million, respectively, representing a decrease of 24.5%. This decrease is primarily attributable to a 25.8% decrease in the pounds of prepared chicken products sold, while the average sales price of prepared chicken products sold increased by 1.7%. During the first six months of fiscal 2020, the Company sold 48.0 million pounds of prepared chicken products, down from 64.7 million pounds during the first six months of fiscal 2019. The decrease in pounds of prepared chicken products sold resulted from the decrease in demand from our food service customers due to the COVID-19 pandemic, as described above.
Cost of sales for the second quarter of fiscal 2020 was $832.3 million as compared to $740.8 million during the second quarter of fiscal 2019, an increase of $91.5 million, or 12.3%. Cost of sales of poultry products during the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, was $795.2 million and $682.9 million, respectively, which represents a 3.8% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from a $0.0246 per pound, or 6.1%, increase in other costs of sales of poultry products, partially offset by a decrease in the cost of feed per pound of broilers processed of $0.0028, or 1.1%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended April 30, 2020			Three Months Ended April 30, 2019			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$37,861		$0.3797	$27,175		$0.4041	$10,686	$(0.0244)
Feed in broilers processed	296,590		0.2513	275,411		0.2541	21,179	(0.0028)
All other cost of sales	506,326		0.4290	438,322		0.4044	68,004	0.0246
Less: Ending Inventory	37,969		0.4129	33,327		0.4259	4,642	(0.0130)
Total poultry cost of sales	$802,808	(1)	$0.6758	$707,581	(1)	$0.6596	$95,227	$0.0162
Pounds:
Beginning Inventory	99,723			67,244
Poultry processed/other	1,180,139			1,083,823
Poultry sold	1,187,894	(1)		1,072,820	(1)
Ending Inventory	91,968			78,247
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0246 per pound processed, or 6.1%, during this year’s second fiscal quarter compared to the same quarter a year ago. This increase is primarily attributable to higher labor, packaging and certain fixed costs, as well as expenses incurred in response to the COVID-19 pandemic. The COVID-19 related expenses included in other costs of sales during the three months ended April 30, 2020, total approximately $4.9 million, and include payroll expenses for employees who are quarantined, payroll expenses for attendance bonuses paid to hourly employees, and purchases of various items including personal protective equipment, thermometers and barriers to protect the health and safety of our employees.
Cost of sales of the Company’s prepared chicken products during the second quarter of fiscal 2020 were $37.1 million as compared to $57.9 million during the same quarter a year ago, a decrease of $20.8 million, or 35.9%. This decrease was primarily attributable to a 37.8% decrease in the pounds of prepared chicken sold, which is the result of reduced demand for prepared chicken products from our food service customers due to the COVID-19 pandemic.

Cost of sales for the first six months of fiscal 2020 was $1,655.8 million, as compared to $1,449.2 million during the first six months of fiscal 2019, an increase of $206.6 million, or 14.3%. Cost of sales of poultry products during the first six months of fiscal 2020, as compared to the first six months of fiscal 2019, was $1,571.0 million and $1,341.1 million, respectively, which represents a 6.3% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from a $0.0233 per pound, or 5.8%, increase in other costs of sales of poultry products and an increase in the cost of feed per pound of broilers processed of $0.0062, or 2.5%.
Poultry Cost of Sales
(In thousands, except per pound data)

	Six Months Ended April 30, 2020			Six Months Ended April 30, 2019			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$35,121		$0.3868	$30,973		$0.3686	$4,148	$0.0182
Feed in broilers processed	601,249		0.2555	536,262		0.2493	64,987	0.0062
All other cost of sales	994,436		0.4226	858,939		0.3993	135,497	0.0233
Reversal of prior-period inventory write-down	(2,800)		(0.0012)	(9,600)		(0.0045)	6,800	0.0033
Less: Ending Inventory	37,969		0.4129	33,327		0.4259	4,642	(0.0130)
Total poultry cost of sales	$1,590,037	(1)	$0.6760	$1,383,247	(1)	$0.6413	$206,790	$0.0347
Pounds:
Beginning Inventory	90,805			84,020
Poultry processed/other	2,353,314			2,151,228
Poultry sold	2,352,151	(1)		2,157,001	(1)
Ending Inventory	91,968			78,247
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0233 per pound processed, or 5.8%, during the first six months of fiscal 2020, as compared to the same period a year ago. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during the last month of the first quarter of fiscal 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the new complex reaches full capacity. Excluding the Tyler facilities, other costs of sales would have increased by $0.0164 per pound processed, or 4.2%. This increase is primarily attributable to higher labor and certain fixed costs, as well as expenses incurred in response to the COVID-19 pandemic, and is partially offset by lower freight costs. The COVID-19 related expenses included in other costs of sales during the six months ended April 30, 2020, total approximately $4.9 million, and include payroll expenses for employees who are quarantined, payroll expenses for attendance bonuses paid to hourly employees, and purchases of various items including personal protective equipment, thermometers and barriers to protect the health and safety of our employees.
The Company recorded the value of live broiler inventories on hand at April 30, 2020 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at April 30, 2020 or April 30, 2019.
Selling, general and administrative ("SG&A") costs during the second quarter of fiscal 2020 were $56.2 million, an increase of $7.0 million compared to the $49.2 million during the second quarter of fiscal 2019. SG&A costs during the six months ended April 30, 2020 were $105.7 million, a decrease of $2.1 million compared to the $107.8 million during the six months ended April 30, 2019. The following tables include the components of SG&A costs for the three and six months ended April 30, 2020 and 2019.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Increase/(Decrease)
COVID-19-related expense	$3,496	$—	$3,496
Legal expense	7,454	6,148	1,306
Administrative salaries	12,325	11,306	1,019
Sanderson Farms Championship expense	2,051	2,504	(453)
Broker commissions	3,189	2,679	510
Stock compensation expense	2,203	2,754	(551)
Trainee expense	3,146	4,390	(1,244)
All other SG&A	22,350	19,449	2,901
Total SG&A	$56,214	$49,230	$6,984
Regarding the table above, the increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 1. Legal Proceedings" of this Form 10-Q. The decrease in trainee expense is primarily the result of a reduction in the number of trainee positions filled. The increase in all other SG&A expenses is the result of a net increase in various other categories of SG&A costs.
Selling, General and Administrative Costs
(in thousands)

Description	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019	Increase/(Decrease)
Start-up expense (Tyler, Texas)	$—	$9,361	$(9,361)
Trainee expense	6,421	9,093	(2,672)
Stock compensation expense	4,698	5,494	(796)
Sanderson Farms Championship expense	4,098	4,028	70
Broker commissions	5,776	5,256	520
Administrative salaries	23,818	22,485	1,333
Legal expense	13,939	11,704	2,235
COVID-19-related expense	3,496	—	3,496
All other SG&A	43,453	40,344	3,109
Total SG&A	$105,699	$107,765	$(2,066)
Regarding the table above, the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The decrease in trainee expense is primarily the result of a reduction in the number of trainee positions filled. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 1. Legal Proceedings" of this Form 10-Q. The increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic.
The Company’s operating loss for the three and six months ended April 30, 2020 was $43.8 million and $93.7 million, respectively, as compared to operating income for the three and six months ended April 30, 2019 of $55.2 million and $31.6 million, respectively. The decrease in operating income for the periods ended April 30, 2020, as compared to the same periods a year ago, resulted from lower average selling prices and higher average costs of goods sold, primarily attributable to the COVID-19 pandemic.
Interest expense during the second quarter and first six months of fiscal 2020 was $1.8 million and $3.0 million, respectively, as compared to $1.2 million and $1.7 million, respectively, during the second quarter and first six months of fiscal

2019. The increase in interest expense during the second quarter and first six months of fiscal 2020, as compared to the same periods a year ago, is the result of an increase in the outstanding draws under the Company's revolving credit facility during fiscal 2020 periods as compared to the outstanding draws during the same periods of fiscal 2019.
The Company’s effective tax rates for the three and six months ended April 30, 2020 were 113.4% and 66.4%, respectively, as compared to estimated annual effective tax rates of 24.7% and 23.8%, respectively, for the three and six months ended April 30, 2019. During the second quarter of fiscal 2020, we recorded a net discrete income tax benefit of approximately $37.4 million related to the carry-back provisions allowed by the CARES Act. Excluding the effects of discrete items recognized during the periods, primarily related to the CARES Act, the Company's effective tax rates for the three and six months ended April 30, 2020 would have been approximately 30.2% and 26.9%, respectively, as compared to estimated annual effective tax rates of 24.9% and 24.5%, respectively, for the three and six months ended April 30, 2019. Normally during interim periods, the Company has estimated its annual effective tax rate for the full fiscal year to use when recording the interim period tax provision. Given significant volatility in the poultry markets as a result of the COVID-19 pandemic, as well as factors related to the carry-back provisions of the CARES Act, the Company is not able to reliably estimate its annual effective tax rate for the interim period ending April 30, 2020. Therefore, the income tax provision for the second quarter and first six months of fiscal 2020 was made using the actual effective tax rate for the six-month period ending April 30, 2020.
As of April 30, 2020, the Company's deferred income tax liability was $131.4 million as compared to $74.1 million at October 31, 2019, an increase of $57.3 million. This increase is primarily attributable to the carry-back provisions discussed above, as well as bonus depreciation taken on qualifying assets placed in service during fiscal 2020.
During the three months ended April 30, 2020, the Company’s net income was $6.1 million, or $0.28 per share, and during the six months ended April 30, 2020, the Company's net loss was $32.5 million, or $1.48 per share. For the three and six months ended April 30, 2019, the Company’s net income was $40.6 million, or $1.83 per share, and $22.8 million, or $1.03 per share, respectively. The decrease in net income for the second quarter and first six months of fiscal 2020 as compared to the same periods in fiscal 2019 is primarily attributable to lower average selling prices and higher average costs of goods sold, partially offset by the income tax benefits recognized as a result of the CARES Act. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2020 was $457.2 million, and its current ratio, calculated by dividing current assets by current liabilities, was 3.0 to 1. The Company’s working capital and current ratio at October 31, 2019 were $365.4 million and 2.7 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2020 include cash on hand at October 31, 2019 and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. As of April 30, 2020 and May 27, 2020, the Company had borrowed $200.0 million under the facility, and had approximately $23.1 million outstanding in letters of credit, leaving $776.9 million of borrowing capacity available under the facility. In addition to the borrowing capacity under the facility, the Company expects to receive a federal income tax refund of approximately $84 million before the end of fiscal 2020. Management believes the Company has sufficient liquidity to meet its needs and comply with financial covenants included in the facility.
The Company’s cash position at April 30, 2020 and October 31, 2019 consisted of $61.3 million and $95.4 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at April 30, 2020 and October 31, 2019 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows used in operating activities during the six months ended April 30, 2020 totaled $37.2 million, as compared to cash flows provided by operating activities of $49.8 million during the six months ended April 30, 2019. Cash flows from operating activities decreased by $87.0 million, resulting from two primary factors. Firstly, during the first six months of fiscal 2020, the Company realized lower margins due to a decrease in average selling prices and an increase in average costs of goods sold, as compared to the first six months of fiscal 2019. Secondly, the change in cash paid or received for income taxes during the first six months of fiscal 2020, as compared to the first six months of fiscal 2019 caused cash flows from operating activities to decrease. During the first six months of fiscal 2020, the Company's net cash payments related to income taxes totaled approximately $1.1 million, as compared to approximately $26.9 million in net cash received related to income taxes during the first six months of fiscal 2019.

Cash flows used in investing activities during the first six months of fiscal 2020 and 2019 were $129.5 million and $161.4 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2020 were approximately $129.7 million, and included approximately $28.2 million for multiple large-scale equipment and building upgrades at multiple complexes. Capital expenditures for the first six months of fiscal 2019 were $162.3 million, and included approximately $54.8 million related to construction at the Tyler, Texas complex, and approximately $9.4 million related to final payments made under purchase agreements for delivery of new aircraft.
Cash flows provided by financing activities during the six months ended April 30, 2020 totaled $132.6 million, as compared to cash flows provided by financing activities of $87.3 million during the six months ended April 30, 2019. The change in cash flows from financing activities is primarily attributable to the Company drawing $145.0 million under its revolving credit facility during the first six months of fiscal 2020, as compared to drawing $100.0 million under the facility during the first six months of fiscal 2019.
As of May 20, 2020, the Company estimates its capital budget for fiscal 2020, excluding operating leases, will be approximately $216.8 million. The Company expects the 2020 capital budget to be funded by internally generated working capital, cash flows from operations and funds available under the Company's revolving credit facility. Included in the approximately $216.8 million capital budget is an aggregate of approximately $41.5 million for multiple large-scale equipment and building upgrades at multiple complexes, approximately $15.0 million for construction of a new hatchery to replace the hatchery currently in service in Laurel, Mississippi, and approximately $11.5 million to purchase new vehicles that in previous years would have been leased. These vehicles primarily consist of semi-tractors and trailers that are used to haul the Company's live birds and feed. Excluding the budgeted amounts for the items detailed above, the fiscal 2020 capital budget is estimated to be approximately $148.8 million. These amounts are estimates and are subject to change as we move through fiscal 2020.
In March 2017, the Company announced the selection of sites in Lindale, Mineola and Smith County, Texas, for the construction of a new poultry processing complex. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility with the capacity to process 1.3 million chickens per week. The initial phase of operations of the new complex began during the first quarter of fiscal 2019, and the complex is now operating at near full capacity.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2020, was $999.2 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of April 30, 2020 and May 27, 2020, the Company had borrowed $200.0 million under the facility, and had approximately $23.1 million outstanding in letters of credit, leaving $776.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company adopted this guidance during the first quarter of fiscal 2020, and we used the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements; however no such cumulative-effect adjustment was required under our circumstances. This guidance also provides certain practical expedients, including a practical expedient package during transition. We elected to use this package, which allowed the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. We did not utilize the hindsight practical expedient. As of April 30, 2020, we recognized right-of-use assets and lease liabilities of approximately $45.9 million, primarily related to transportation equipment. Adoption did not have a material effect on our consolidated statements of operations and cash flows. For further information regarding the Company's leases, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 11 - Leases.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2020, the Company purchased approximately 30.4 million bushels of corn and approximately 288,834 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $30.4 million in the second quarter of fiscal 2020. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.9 million.
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

During the second quarter of fiscal 2020, the Company’s average feed cost per pound of broilers processed totaled $0.2513 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0258, based on the quantity of grain used during the second quarter of fiscal 2020. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the second quarter of fiscal 2020.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second quarter of fiscal 2020:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2020	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	30.4 million bushels	$1.00 per bushel	$30.4 million	$0.0258/lb processed
Soybean meal	288,834 tons	$10.00 per ton	$2.9 million	$0.0024/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At April 30, 2020 the Company had no fixed-rate debt on its balance sheet; however, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.
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
As of April 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2020.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Between December 8, 2017 and April 11, 2020, additional purported direct-purchaser entities individually brought thirty-six separate suits against 19 poultry producers, including Sanderson Farms and Agri Stats, in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On March 3, 2020, the Court denied the Company's motion. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. The parties are currently engaged in discovery, subject to the COVID-19-related delays discussed below. It is possible additional individual actions may be filed.
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
The Company received a grand jury subpoena in connection with the United States Department of Justice Antitrust Division investigation on September 9, 2019. The Company is complying with the subpoena and providing documents and information as requested by the Department of Justice in connection with its investigation.
Since March 16, 2020, given the current COVID-19 public health emergency, the Northern District of Illinois has issued three orders extending all deadlines in civil cases by 21 days, 28 days and 28 days, respectively, and a fourth order that will take effect on May 29, 2020, which does not extend any deadlines. These orders apply to the litigation described above. The Northern District of Illinois will vacate, amend or extend the Fourth Amended General Order on or before July 13, 2020.
We intend to continue to defend the lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail or the Department of Justice were to pursue charges, the Company could be liable for damages or other sanctions, which could have a material, adverse effect on our financial position and results of operations.
On January 30, 2017, the Company received a letter from an attorney representing a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. The shareholder also asserted that certain directors engaged in “insider sales” from which they improperly benefited. In addition to demanding that the officers and directors be sued, the shareholder also demanded that the Company adopt unspecified corporate governance improvements. On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company’s board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it was in the Company’s best interests to pursue any of the actions demanded in the shareholder’s letter. On April 26, 2017, the special committee reported to the Company’s board of directors its determination that it was not in the Company’s best interests to take any of the demanded actions at that time, and that no governance improvements related to the subject matter of the demand were needed. On May 5, 2017, the special committee’s counsel informed the shareholder’s counsel of the committee’s determination. As of the date of filing of this report, and to the Company’s knowledge, no legal proceedings related to the shareholder’s demand have been filed. However, we are voluntarily disclosing the existence of the shareholder demand for the sake of completeness, in light of its relationship to the putative antitrust class action lawsuits described above.
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
On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. On January 6, 2020, the Court in the Eastern District of Oklahoma denied defendants’ motion to dismiss. On January 27, 2020, plaintiffs in the Oklahoma case moved for leave to amend their complaint. The Court in the Eastern District of Oklahoma granted the plaintiffs' motion, and the plaintiffs filed a consolidated amended complaint on February 21, 2020. The Oklahoma case is ongoing. We intend to defend the Eastern District of North Carolina case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Plaintiffs’ filed their opening brief on appeal on January 8, 2020, the Company filed its response brief on March 9, 2020, and Plaintiffs filed their reply brief on April 29, 2020. Oral argument is likely to be scheduled for late 2020 or early 2021. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
On November 12, 2019, the Court ordered that the four putative class action complaints would be consolidated for all pretrial purposes. The Court ordered plaintiffs to file their consolidated complaint on or before November 14, 2019. Defendants’ motions to dismiss the consolidated complaint were filed on November 22, 2019. Briefing was scheduled to be completed on or before February 28, 2020; however, after the defendants filed their motions to dismiss, on November 26, 2019, plaintiffs notified defendants that they intended to file an amended consolidated complaint. Plaintiffs filed an amended consolidated complaint on December 20, 2019. Plaintiffs name as defendants Sanderson Farms, Inc. and its Foods and Processing Divisions, as well as ten other broiler chicken producers and their affiliates; three turkey producers and their affiliates; Agri Stats, Inc.; and WMS. Plaintiffs bring their amended consolidated complaint on behalf of employees at broiler chicken and turkey processing plants and allege that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them. On January 9, 2020 and January 27, 2020, the court approved the voluntary dismissal without prejudice of two of the three nearly identical putative class action lawsuits. On March 12, 2020, the Court approved the voluntary dismissal without prejudice of the third nearly identical putative class action lawsuit.
On March 2, 2020, defendants moved to dismiss the amended consolidated complaint. The Company also filed an individual motion to dismiss plaintiffs’ claims against the Company. Plaintiffs’ oppositions were originally due on April 24, 2020 and defendants’ replies were due on May 21, 2020. However, on March 20, 2020, the District of Maryland issued Second Amended Standing Order 2020-02, extending all filing deadlines set to fall between March 16, 2020 and April 24, 2020 by 42 days. On April 10, 2020, the District of Maryland issued Standing Order 2020-07, extending all filing deadlines set to fall between March 16, 2020 and June 5, 2020 by 84 days. Under the current Standing Order, plaintiffs’ oppositions to defendants’ motions to dismiss are due July 17, 2020. Defendants’ replies are due August 13, 2020. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On October 11, 2019, three named plaintiffs - Daniel Lentz, Pam La Fosse, and Marybeth Norman - filed, in the United States District Court for the Northern District of California, a nationwide class action against the Company on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more of the Company's chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company’s advertising. Specifically, the plaintiffs in this case allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The original Complaint asserted five causes of action under California and North Carolina law. The plaintiffs sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also sought monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. On December 20, 2019, the Company filed a motion to dismiss. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the Complaint. On March 23, 2020, two of the three original plaintiffs (Pam La Fosse and Marybeth Norman) filed a First Amended Class Action Complaint in which they were joined by five additional named plaintiffs. The core allegations and theories set forth in the First Amended Complaint are the same as in the original complaint. The First Amended Complaint asserts one cause of action under federal law and sixteen causes of action under the laws of various states. The plaintiffs again seek injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide, as well as monetary, compensatory, statutory and punitive damages and attorneys' and experts' fees, costs and expenses. On May 6, 2020, the Company filed a motion to dismiss the First Amended Complaint. No discovery has taken place to date. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of April 30, 2020. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, including under the heading “Item 1A. Risk Factors,” which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently consider immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions about those risks are incorrect or if circumstances change.
There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2019, except as follows.

The COVID-19 pandemic has had, and may continue to have, a negative effect on our business.
The public health crisis caused by the COVID-19 pandemic and the measures taken by governments, businesses, including us, and the public at large to limit the spread of the disease have had, and may continue to have, a negative effect on our business including, without limitation, the following:
•We have experienced a decrease in demand and commodity prices for products from our plants that serve food service customers, restaurants, and other customers who sell food for consumption away from home. These customers have been significantly negatively affected by stay-at-home restrictions or recommendations, closings of restaurants, social distancing requirements and cancellations of major sporting and other events. This negative trend may continue to some degree even though stay-at-home restrictions are being reduced or lifted because restaurants and other venues may be required to operate at reduced capacities and consumers may fear gathering in public places. In addition, a resurgence of COVID-19 infections after restrictions are lifted could cause governments to impose new or stricter stay-at-home and social distancing requirements, which could cause consumer demand for food away from home to worsen. While we have experienced increased demand for products from our plants that serve retail grocery store customers, that increase in demand cannot entirely offset the decrease in demand from our food service customers. We also cannot predict whether and to what extent recent changes in consumer food purchasing behavior will persist even after the threat of the pandemic has been eliminated or how those changes would affect our business.
•Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income and consumer spending, declines in consumer confidence, changes in consumer buying patterns, or economic slowdowns or recessions, could cause a further decrease in demand for our products, especially products from our plants that serve food service customers.
•We have experienced some disruption in our operations due to the pandemic, including higher than normal absenteeism related to COVID-19 among our hourly employees, inefficiencies from significant new hires, and delays due to additional health and safety procedures. While we have been able to operate despite these disruptions, a higher level of disruption could materially and adversely affect our operations. For example, although we are taking measures to protect our employees and prevent the spread of coronavirus in our facilities, these measures may not be sufficient to prevent an outbreak of infections among our employees. Government restrictions like social distancing regulations or limits on the number of persons who can be present in our facilities could also impair operations. The absence of a significant number of employees to staff our plants could cause a material reduction in our production volumes and could also hurt our ability to make certain products that require more labor to produce. If an outbreak at any of our facilities is severe, we could even be forced to close the facility, which in turn would constrain our ability to meet customer orders, increase our costs and reduce our revenues.
•We have incurred additional expenses directly related to COVID-19, which consist primarily of additional wage expense to pay our $1 per hour attendance bonus, paid time off for employees who are not working for reasons related to COVID-19 and overtime expense to run our retail grocery store plants on Saturdays to meet increased demand. We have also incurred costs for personal protective equipment, cleaning and other measures we have taken in our facilities to protect against the spread of disease. These expenses may be ongoing for an uncertain period of time and could increase if we are required to take additional measures to continue to ensure we can continue to operate during the pandemic.
•Some meat producers in the United States have experienced significant outbreaks of COVID-19 among their employees, which has caused some meat processing plants to close. This has led to public and media criticism of companies and the meat packing industry in general, including the poultry industry, for their management of the pandemic and working conditions for their employees. We could be affected by negative public perception of our industry resulting from the pandemic.
•If the pandemic worsens in countries where we ship our products, we could face more significant delays than we have experienced to date in the delivery of our product in the export markets due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, and other capacity constraints. Additionally, while we have so far not experienced significant delays in the distribution of our products to our customers within the United States, higher rates of infection or illness among truck drivers could create domestic shipping delays.
•Declining oil prices, which have been caused in part by the contraction of commercial activity worldwide due to the pandemic, have limited and may continue to limit the ability of some of our export customers to purchase our products because their domestic economies depend on oil. Additionally, the value of the U.S. dollar against some foreign currencies has increased. This has led and may continue to lead to weaker demand and prices for our products in the export markets.
•If the effects of the pandemic continue to cause market prices for our products to fall, then as explained in the Risk Factors section of our Annual Report on Form 10-K for our 2019 fiscal year, we may have to record adjustments to write down the carrying values of our live inventories in future quarters.
•As a result of the COVID-19 pandemic, we have permitted some office-based employees who are at high risk for severe illness from COVID-19 to work remotely. Our information technology systems may be more vulnerable to cyber attacks or other disruptions as a result of team members accessing our networks and systems from off-site.
•Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.
•We rely on third-party service providers and business partners, such as independent contract poultry producers, cloud data storage and other information technology service providers, suppliers (particularly suppliers of feed grains), distributors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.
•We may experience an increase in working capital needs and/or an increase in trade accounts receivable write-offs (and associated reserves) as a result of increased financial pressures on our suppliers or customers who are not able to pay in a timely manner or at all.
•Depending on the duration of the pandemic and market conditions for our products, we may have a need to preserve liquidity, which could result in a reduction or suspension of our quarterly dividend or delays in implementing or an inability to implement our strategic planning initiatives.
•The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our customers, consumers, independent contract poultry producers or third-party service providers.
•Governmental authorities in the United States may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect the United States economy from the impact of the pandemic. Such actions could have a material adverse effect on our results of operations, financial condition and cash flows.
Any of the negative impacts of the COVID-19 pandemic, including those described above, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts could exacerbate the risk factors discussed under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended October 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and that we cannot predict, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
A decrease in demand for our products in the export markets could materially and adversely affect our results of operations, financial condition and cash flows.
Nearly all of our customers are based in the United States, but we sell some of our product to foreign customers and some to United States based customers who resell the product in the export markets. Approximately 8.1% of our gross sales in fiscal 2019 were to export markets, including approximately $156.6 million to Mexico, $43.6 million to countries in Central Asia and $29.0 million to Cuba. Any disruption in the export markets could materially adversely affect our revenues or create an oversupply of poultry in the United States, which would cause domestic poultry prices to decline. Disruptions could include, for example:
•trade embargoes, tariffs, import bans, duties, or quotas;
•currency fluctuations;
•adverse political, social or economic conditions in countries to which we export our products;
•disruptions in shipping channels; and
•changes in governmental trade policies or agreements with countries to which we sell products.

Any of these conditions could materially and adversely affect our revenues, results of operations, financial condition or cash flows.
For example, the outbreak of African swine fever in China has affected the worldwide supply of pork, which has in turn created a worldwide protein deficit. In November 2019, China lifted its nearly five-year ban on the import of United States poultry, and we resumed shipments almost immediately. The deficit of protein available to consumers in China as a result of the outbreak of African swine fever in that country has been widely expected to create additional demand for protein produced in the United States. However, the spread of COVID-19 in China and the government's actions taken to limit the spread of the virus depressed Chinese demand for protein during our first and second fiscal quarters of 2020 because quarantines limited travel within the country and restaurants were closed. Despite those travel restrictions, quarantines and reduced consumer demand, we continued receiving orders and shipping our products into China during our first and second quarters of fiscal 2020. Demand for products other than chicken paws softened during May 2020 as cold storage inventories were rebuilt and consumers in China have been slow to return to restaurants in the same numbers as before the COVID-19 outbreak. Similar conditions have occurred in other countries to which we export our product as COVID-19 has spread. We do not know how long and to what extent the pandemic will impact demand for our products in export markets.
Our operations, or those of our business partners, independent contract poultry producers and customers, and demand for our products could be adversely affected by events outside of our control such as natural disasters, terrorist attacks, epidemics, pandemics, war, or the fear of these events.
We may be affected by natural disasters, terrorist attacks, epidemics, pandemics like COVID-19, war or other events outside of our control. These events may impact our operations directly, or may disrupt the operations of our business partners, independent contract poultry producers and customers in ways that can adversely affect our results of operations, financial condition or cash flows. Fear of such events might also alter consumer confidence, behavior and spending patterns, which could decrease demand for protein, including our products.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2020, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Feb. 1 - Feb. 28, 2020	3,467	$140.56	3,467	1,176,615
Mar. 1 - Mar. 31, 2020	1,176	123.32	1,176	1,176,615
Apr. 1 - Apr. 30, 2020	—	—	—	1,176,615
Total	4,643	$136.19	4,643	1,176,615
___________________
1All purchases were made pursuant to the Company’s Stock Incentive Plan, as amended and restated on February 13, 2020, under which shares were withheld to satisfy tax withholding obligations.
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
Exhibit 10.1+ Sanderson Farms, Inc. Bonus Award Program effective November 1, 2019. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on February 18, 2020.)
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
Exhibit 101.CAL XBRLTaxonomy Extension Calculation Linkbase
Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase
___________________
* Filed herewith.
** Furnished herewith.
+  Management contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

10.1+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2019. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on February 18, 2020.)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
___________________
* Filed herewith.
** Furnished herewith.
+  Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.
(Registrant)

Date: May 28, 2020	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: May 28, 2020	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer