Form 10-Q
period 2020-07-31
SANDERSON FARMS INC
filed 2020-08-27
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,239,973 shares outstanding as of August 25, 2020.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	July 31, 2020	October 31, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$66,119	$95,417
Accounts receivable, net	150,773	131,778
Receivable from insurance companies	—	445
Inventories	285,941	289,928
Refundable income taxes	41,247	6,612
Prepaid expenses and other current assets	66,249	56,931
Total current assets	610,329	581,111
Property, plant and equipment, net	1,229,771	1,185,860
Right of use assets	42,473	—
Other assets	5,982	7,163
Total assets	$1,888,555	$1,774,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$102,753	$132,741
Dividends payable	7,117	—
Accrued expenses	94,836	82,940
Lease liabilities	14,401	—
Total current liabilities	219,107	215,681
Long-term debt	95,000	55,000
Claims payable and other liabilities	11,801	11,646
Deferred income taxes	135,287	74,132
Long-term lease liabilities	28,072	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,239,973 and 22,203,920 at July 31, 2020 and October 31, 2019, respectively	22,240	22,204
Paid-in capital	88,582	86,010
Retained earnings	1,288,466	1,309,461
Total stockholders’ equity	1,399,288	1,417,675
Total liabilities and stockholders’ equity	$1,888,555	$1,774,134
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net sales	$956,455	$945,152	$2,624,244	$2,533,769
Cost and expenses:
Cost of sales	865,997	824,144	2,521,804	2,273,377
Selling, general and administrative	50,590	52,226	156,289	159,991
	916,587	876,370	2,678,093	2,433,368
Operating income (loss)	39,868	68,782	(53,849)	100,401
Other income (expense):
Interest income	466	—	466	—
Interest expense	(1,521)	(1,492)	(4,492)	(3,174)
Other	2	4	7	6
	(1,053)	(1,488)	(4,019)	(3,168)
Income (loss) before income taxes	38,815	67,294	(57,868)	97,233
Income tax expense (benefit)	6,005	13,932	(58,220)	21,068
Net income	$32,810	$53,362	$352	$76,165
Earnings per share:
Basic	$1.48	$2.41	$0.02	$3.44
Diluted	$1.48	$2.41	$0.02	$3.44
Dividends per share	$0.32	$0.32	$0.96	$0.96
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2019	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2018	22,099,780	$22,100	$81,269	$1,284,524	$1,387,893
Net loss - first quarter 2019	—	—	—	(17,833)	(17,833)
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	53,688	53	(2,126)	—	(2,073)
Amortization of unearned compensation	—	—	2,313	—	2,313
Balance at January 31, 2019	22,153,468	$22,153	$81,456	$1,259,602	$1,363,211
Net income - second quarter 2019	—	—	—	40,636	40,636
Cash dividends ($0.32 per share)	—	—	—	(7,089)	(7,089)
Stock compensation plan transactions	777	1	1,628	—	1,629
Amortization of unearned compensation	—	—	2,325	—	2,325
Balance at April 30, 2019	22,154,245	$22,154	$85,409	$1,293,149	$1,400,712
Net income - third quarter 2019	—	—	—	53,362	53,362
Cash dividends ($0.32 per share)	—	—	—	(7,090)	(7,090)
Stock compensation plan transactions	(1,504)	(1)	115	—	114
Amortization of unearned compensation	—	—	3,367	—	3,367
Balance at July 31, 2019	22,152,741	$22,153	$88,891	$1,339,421	$1,450,465

Fiscal Year 2020	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2019	22,203,920	$22,204	$86,010	$1,309,461	$1,417,675
Net loss - first quarter 2020	—	—	—	(38,576)	(38,576)
Cash dividends ($0.32 per share)	—	—	—	(7,113)	(7,113)
Stock compensation plan transactions	25,292	25	(4,721)	—	(4,696)
Amortization of unearned compensation	—	—	2,082	—	2,082
Balance at January 31, 2020	22,229,212	$22,229	$83,371	$1,263,772	$1,369,372
Net income - second quarter 2020	—	—	—	6,118	6,118
Cash dividends ($0.32 per share)	—	—	—	(7,117)	(7,117)
Stock compensation plan transactions	10,362	10	1,099	—	1,109
Amortization of unearned compensation	—	—	1,960	—	1,960
Balance at April 30, 2020	22,239,574	$22,239	$86,430	$1,262,773	$1,371,442
Net income - third quarter 2020	—	—	—	32,810	32,810
Cash dividends ($0.32 per share)	—	—	—	(7,117)	(7,117)
Stock compensation plan transactions	399	1	152	—	153
Amortization of unearned compensation	—	—	2,000	—	2,000
Balance at July 31, 2020	22,239,973	$22,240	$88,582	$1,288,466	$1,399,288
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended July 31,
	2020	2019
Operating activities
Net income	$352	$76,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,274	97,829
Amortization of share-based compensation	7,500	9,661
Live inventory adjustment (net of prior period reversal)	(2,800)	(9,600)
Provision for losses (recoveries) on accounts receivable	—	(2,000)
Deferred income taxes	61,155	21,000
Loss on asset disposals	328	—
Change in assets and liabilities:
Accounts receivable - trade	(18,995)	(8,294)
Accounts receivable - insurance	445	1,494
Income taxes	(34,635)	25,719
Inventories	6,787	(56,590)
Prepaid expenses and other assets	(8,955)	(17,729)
Right of use assets	12,173	—
Lease liabilities	(12,173)	—
Accounts payable	(23,021)	5,330
Accrued expenses and other liabilities	12,285	9,099
Total adjustments	115,368	75,919
Net cash provided by operating activities	115,720	152,084
Investing activities
Capital expenditures	(165,998)	(210,878)
Net proceeds from sale of property and equipment	336	1,535
Net cash used in investing activities	(165,662)	(209,343)
Financing activities
Payment of debt issuance costs	—	(2,225)
Borrowings from revolving line of credit	145,000	100,000
Payments on revolving line of credit	(105,000)	(70,000)
Proceeds from issuance of restricted stock under stock compensation plans	879	708
Payments from issuance of common stock under stock compensation plans	(6,005)	(3,976)
Dividends paid	(14,230)	(14,179)
Net cash provided by financing activities	20,644	10,328
Net change in cash and cash equivalents	(29,298)	(46,931)
Cash and cash equivalents at beginning of period	95,417	121,193
Cash and cash equivalents at end of period	$66,119	$74,262
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$3,242	$5,659
Dividends payable	$7,117	$7,089
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2020
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2020.
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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company adopted this guidance during the first quarter of fiscal 2020, and we used the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements; however no such cumulative-effect adjustment was required under our circumstances. This guidance also provides certain practical expedients, including a practical expedient package during transition. We elected to use this package, which allowed the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. We did not utilize the hindsight practical expedient. As of July 31, 2020, we recognized right-of-use assets and lease liabilities of approximately $42.5 million, primarily related to transportation equipment. Adoption did not have a material effect on our consolidated statements of operations and cash flows. For further information regarding the Company's leases, refer to "Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 11 - Leases."
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.
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
Disaggregation of Revenue
The following tables disaggregate our net sales by product category (in thousands):

Product Category	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019
Fresh, vacuum-sealed chicken	$303,746	$365,446
Fresh, chill-packed chicken	395,110	301,795
Fresh, ice-packed chicken	133,302	146,117
Prepared chicken	52,305	67,825
Frozen chicken	67,094	58,073
Other	4,898	5,896
Total net sales	$956,455	$945,152

Product Category	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019
Fresh, vacuum-sealed chicken	$880,300	$956,228
Fresh, chill-packed chicken	1,025,542	839,563
Fresh, ice-packed chicken	384,563	378,576
Prepared chicken	142,497	187,216
Frozen chicken	175,955	150,773
Other	15,387	21,413
Total net sales	$2,624,244	$2,533,769
NOTE 3—INVENTORIES
Inventories consisted of the following (in thousands):

Inventory type	July 31, 2020	October 31, 2019
Live poultry-broilers and breeders	$191,863	$179,870
Feed, eggs and other	42,677	47,417
Processed poultry	32,922	35,121
Prepared chicken	9,934	20,032
Packaging materials	8,545	7,488
Total Inventories	$285,941	$289,928
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in thousands):

Description	July 31, 2020	October 31, 2019
Land and buildings	$921,571	$892,089
Machinery and equipment	1,322,257	1,236,095
Work-in-process	34,943	11,149
	2,278,771	2,139,333
Less accumulated depreciation	1,049,000	953,473
Property, plant and equipment, net	$1,229,771	$1,185,860

NOTE 5—STOCK COMPENSATION PLANS
Refer to Note 9 and Note 10 of the Company’s October 31, 2019 audited financial statements in the Company's 2019 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and nine months ended July 31, 2020 was $2.3 million and $7.5 million, respectively, as compared to total stock based compensation expense of $3.8 million and $9.7 million, respectively, for the three and nine months ended July 31, 2019.
During the nine months ended July 31, 2020, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 6,616 shares of restricted stock at an average price of $132.79 per share instead of a specified percentage of their cash compensation, and the Company issued 1,580 matching restricted shares. During the three and nine months ended July 31, 2020, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $48,000 and $152,000, respectively, as compared to $63,000 and $259,000, respectively, during the three and nine months ended July 31, 2019.
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
The target number of shares specified in the performance share agreements executed on November 1, 2019 totaled 56,575. As of July 31, 2020, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2018. The target number of shares specified in those agreements totaled 74,650. As of July 31, 2020, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Compensation Committee of the Company's Board of Directors has determined that the performance share agreements entered into on November 1, 2017 have been earned at a level between the threshold and target levels for the return on sales criterion and that the threshold level for the return on equity criterion was not achieved. The shares earned as a result of achieving the return on sales criterion are subject to the satisfaction of the additional one-year service period ending on October 31, 2020. Accordingly, the three and nine months ended July 31, 2020 include compensation expense of $162,000 and

$509,000, respectively, related to those agreements, as compared to compensation expense of $1.2 million during the three and nine months ended July 31, 2019. Because management's initial determination of probability was made during the third quarter of fiscal 2019 and because the accrual is made using the cumulative catch-up method, the compensation expense recorded during the first nine months of fiscal 2019 related to the agreements entered into on November 1, 2017 was greater than that recorded during the first nine months of fiscal 2020. As of July 31, 2020, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2017 totaled 13,093 shares. Because the performance period for those agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining three months of the service period ending October 31, 2020. The Company will recognize the remaining $162,000 of unearned compensation related to these shares over the remaining service period.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2018 and November 1, 2019 would be earned, an additional $8.8 million and $4.5 million, respectively, would have been accrued as of July 31, 2020.
The Company's compensation cost related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended		Nine Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
November 1, 2016	84,511 (a)	$—	$596	$—	$1,859
November 1, 2017	13,093 (e)	162	1,212	509	1,212
November 1, 2018 (1)	— (e)	—	—	—	—
November 1, 2019 (1)	— (e)	—	—	—	—
Total compensation cost		$162	$1,808	$509	$3,071
Note (1) - As of July 31, 2020, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2018 and November 1, 2019, due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2019, the Company granted 56,575 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $159.76 per share and will vest on November 1, 2023. On February 13, 2020, the Company granted an aggregate of 12,100 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $136.76 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2020 related to all unvested restricted stock grants totaled 263,053. During the three and nine months ended July 31, 2020, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.1 million and $6.8 million, respectively, related to restricted stock grants, as compared to $1.9 million and $6.3 million, respectively, during the three and nine months ended July 31, 2019. The Company had $15.1 million in unrecognized share-based compensation costs as of July 31, 2020, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 10 months.
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
The following tables present earnings per share:

	Three Months Ended
	July 31, 2020	July 31, 2019
	(in thousands except per share amounts)
Net income	$32,810	$53,362
Distributed and undistributed (earnings) to unvested restricted stock	(432)	(766)
Distributed and undistributed earnings to common shareholders—Basic	$32,378	$52,596
Weighted average shares outstanding—Basic	21,946	21,835
Weighted average shares outstanding—Diluted	21,946	21,835
Earnings per common share—Basic	$1.48	$2.41
Earnings per common share—Diluted	$1.48	$2.41

	Nine Months Ended
	July 31, 2020	July 31, 2019
	(in thousands except per share amounts)
Net income	$352	$76,165
Distributed and undistributed (earnings) to unvested restricted stock	(4)	(1,125)
Distributed and undistributed earnings to common shareholders—Basic	$348	$75,040
Weighted average shares outstanding—Basic	21,942	21,826
Weighted average shares outstanding—Diluted	21,942	21,826
Earnings per common share—Basic	$0.02	$3.44
Earnings per common share—Diluted	$0.02	$3.44
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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. As of July 31, 2020 and October 31, 2019, the fair values of the Company's borrowings under its revolving credit facility approximate the carrying values.
NOTE 8—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment

In October 2019, the Company announced plans to construct a new hatchery in Jones County, Mississippi. Upon completion of the project, the Company will relocate its existing hatchery operations from its current, nearby hatchery facility located in Laurel, Mississippi. Construction commenced during the first quarter of fiscal 2020, and initial operations are expected to begin during the first quarter of fiscal 2021. The Company has entered into construction agreements related to the project totaling approximately $14.2 million. The Company estimates the total cost of the project will be approximately $18.5 million, of which $15.0 million is budgeted for fiscal 2020 and $3.5 million is expected to be budgeted for fiscal 2021. As of July 31, 2020, the Company has spent approximately $5.5 million on the project.
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
On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats, Inc. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint, adding three additional poultry producers as defendants. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants, as well as Agri Stats, Inc. On August 6, 2020, the end-user consumer plaintiffs filed a motion for leave to file a fifth amended complaint. Defendants' opposition is due August 28, 2020, and end-user consumer plaintiffs' reply is due September 11, 2020. The parties are currently engaged in discovery.
Between December 8, 2017 and June 12, 2020, additional purported direct-purchaser entities individually brought forty separate suits against 20 poultry producers, including Sanderson Farms and Agri Stats, Inc., in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. Four complaints filed on June 12, 2020 and another complaint amended on July 24, 2020 also plead allegations of federal bid rigging. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On March 3, 2020, the Court denied the Company's motion. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. On July 15, 2020, the Court dismissed Puerto Rico’s claims on behalf of its citizens. On July 2, 2020 and August 6, 2020, certain defendants, including the Company, moved to exclude bid rigging allegations and claims from the consolidated In re Broiler Chicken Antitrust Litigation.

Plaintiffs filed oppositions on August 6, 2020 and August 20, 2020, and defendants filed a reply on August 20, 2020. Defendants' further reply is due on September 3, 2020. The parties are currently engaged in discovery, subject to the COVID-19-related delays discussed below. It is possible additional individual actions may be filed.
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
Since March 16, 2020, given the current COVID-19 public health emergency, the Northern District of Illinois issued three orders extending all deadlines in civil cases by 21 days, 28 days and 28 days, respectively, and two orders that did not extend any deadlines, but explained other court procedures to protect the public health and welfare. These orders apply to the litigation described above. The Northern District of Illinois will vacate, amend or extend the Fourth Amended General Order on or before September 14, 2020.
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
On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. On January 6, 2020, the Court in the Eastern District of Oklahoma denied defendants’ motion to dismiss. On January 27, 2020, plaintiffs in the Oklahoma case moved for leave to amend their complaint. The Court in the Eastern District of Oklahoma granted the plaintiffs’ motion, and the plaintiffs filed a consolidated amended complaint on February 21, 2020. The Oklahoma case is ongoing. On May 27, 2020, the Company moved to dismiss the action in the Eastern District of North Carolina under the first-to-file rule. Plaintiffs filed their opposition on June 17, 2020, and the Company filed its reply on July 1, 2020. The motion is fully briefed and awaiting the Court’s decision. We intend to defend the Eastern District of North Carolina case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time. Separately, the Company has become aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida, an antitrust civil investigative demand that includes a request to produce all documents submitted by the recipients to the Department of Justice relating to In re Broiler Chicken Antitrust Litigation. The Company is also aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Louisiana Department of Justice - Office of the Attorney General a Civil Investigation Demand that included a request to produce all deposition transcripts from the civil litigation. On August 6, 2020, the Company received a Civil Investigative Demand from the Office of the Attorney General for the State of Washington seeking information in connection with its investigation of alleged conspiracies in restraint of trade or commerce in the market for broiler chicken. The Company is cooperating with the investigative demand and coordinating with the Office of the Attorney General with respect to responding to its requests. The Company is unable to predict the outcome of the investigation at this time.
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

On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Plaintiffs’ filed their opening brief on appeal on January 8, 2020, the Company filed its response brief on March 9, 2020, and Plaintiffs filed their reply brief on April 29, 2020. Oral argument is scheduled for October 13, 2020. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
On March 2, 2020, defendants moved to dismiss the amended consolidated complaint. The Company also filed an individual motion to dismiss plaintiffs’ claims against the Company. Plaintiffs’ oppositions were originally due on April 24, 2020 and defendants’ replies were due on May 21, 2020. However, on March 20, 2020, the District of Maryland issued Second Amended Standing Order 2020-02, extending all filing deadlines set to fall between March 16, 2020 and April 24, 2020 by 42 days. On April 10, 2020, the District of Maryland issued Standing Order 2020-07, extending all filing deadlines set to fall between March 16, 2020 and June 5, 2020 by 84 days. On May 22, 2020, the District of Maryland issued Standing Order 2020-11, which affirmed the prior Order's 84-day extension, but did not extend deadlines further. Pursuant to Standing Order 2020-07, plaintiffs’ filed their omnibus opposition to defendants’ motions to dismiss on July 17, 2020. Defendants filed replies on August 13, 2020. The motion is fully briefed and awaiting the Court's decision. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On October 11, 2019, three named plaintiffs - Daniel Lentz, Pam La Fosse, and Marybeth Norman - filed, in the United States District Court for the Northern District of California, a nationwide class action against the Company on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more of the Company's chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company’s advertising. Specifically, the plaintiffs in this case allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The original Complaint asserted five causes of action under California and North Carolina law. The plaintiffs sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also sought monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. On December 20, 2019, the Company filed a motion to dismiss. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the Complaint. On March 23, 2020, two of the three original plaintiffs (Pam La Fosse and Marybeth Norman) filed a First Amended Class Action Complaint in which they were joined by five additional named plaintiffs. The core allegations and theories set forth in the First Amended Complaint are the same as in the original complaint. The First Amended Complaint asserts one cause of action under federal law and sixteen causes of action under the laws of various states. The plaintiffs again seek injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide, as well as monetary, compensatory, statutory and punitive damages and attorneys' and experts' fees, costs and expenses. On May 6, 2020, the Company filed a motion to dismiss the First Amended Complaint, which the Court granted on July 2, 2020 with leave to amend. On July 23, 2020, Plaintiffs Pam La Fosse and Sharon Manier filed a Second Amended Complaint on behalf of a putative class of consumers who purchased the Company’s chicken in California in the prior four years. Like the earlier iterations of the complaint, the Second Amended Complaint alleges that the remaining plaintiffs and other class members purchased the Company’s chicken products based on misleading representations in the Company’s advertising, including for the reasons set forth in the prior complaints. On August 6, 2020, the Company moved to dismiss the Second Amended Complaint in part, requesting dismissal of plaintiffs' new implied warranty of merchantability claim. On August 20, 2020, plaintiffs voluntarily agreed to withdraw their new implied warranty claim. No discovery has taken place to date. We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On July 31, 2020, two non-profit organizations (In Defense of Animals and Friends of the Earth) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint asserts substantially similar (and in many cases identical) allegations and claims against the Company as the prior case brought by Friends of the Earth and other organizations, which the court dismissed in July 2019 and which is currently on appeal to the United States Court of Appeals for the Ninth Circuit. Specifically, the plaintiffs assert that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Plaintiffs allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light, (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The plaintiffs seek injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide as well as in the form of a corrective advertising campaign. The plaintiffs also sought monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. On August 12, 2020, the Company agreed to waive service of the complaint. The Company's response to the complaint is due on October 6, 2020. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of July 31, 2020. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 9—CREDIT AGREEMENT

The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2020, was $1,014.9 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of July 31, 2020 and August 26, 2020, the Company had borrowed $95.0 million, and had approximately $19.8 million outstanding in letters of credit, leaving $885.2 million of borrowing capacity available under the facility.
NOTE 10—INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was enacted. The CARES Act contains several income tax provisions, as well as other measures, that are intended to assist businesses impacted by the economic effects of the COVID-19 pandemic. The most significant provisions of the CARES Act that materially affect our accounting for income taxes include, but are not limited to, a five-year carry-back allowance for taxable net operating losses generated in tax years 2018 through 2020, our fiscal years 2019 through 2021, and a technical correction to the Tax Cut and Jobs Act, enacted on December 22, 2017, that provides a two-year carry-back allowance for our taxable net operating loss generated in fiscal year 2018.
Our financial statements for the nine months ended July 31, 2020 were materially affected by the changes enacted by the CARES Act. U.S. GAAP requires that the effects from changes in tax laws be recognized in the period in which the new law is enacted, which for the CARES Act was our second quarter of fiscal 2020. As a result of the applicable accounting guidance and the provisions enacted by the CARES Act, our income tax provision for the nine months ended July 31, 2020 reflects the carry-back of taxable net operating losses generated during periods in which the statutory federal income tax rate was 21% to periods in which the statutory federal income tax rate was 35%. Due to the difference in statutory rates, we recorded a $49.5 million discrete income tax benefit related to the carry-back provisions during the nine months ended July 31, 2020. Because the net operating losses were carried back to years in which we initially reduced our taxable income using the Domestic Production Activities Deduction, we recorded a partially offsetting $11.4 million discrete income tax expense during the nine months ended July 31, 2020 to account for the reduced taxable income.
The Company’s effective tax rates for the three and nine months ended July 31, 2020 were 15.5% and 100.6%, respectively, as compared to estimated annual effective tax rates of 20.7% and 21.7%, respectively, for the three and nine months ended July 31, 2019. Excluding the effects of discrete items recognized during the periods, primarily related to the CARES Act, the Company's effective tax rates for the three and nine months ended July 31, 2020 would have been approximately 18.2% and 32.7%, respectively, as compared to estimated annual effective tax rates of 24.1% and 24.2%, respectively, for the three and nine months ended July 31, 2019. Normally during interim periods, the Company has estimated its annual effective tax rate for the full fiscal year to use when recording the interim period tax provision. Given significant volatility in the poultry markets as a result of the COVID-19 pandemic, as well as factors related to the carry-back provisions of the CARES Act, the Company is not able to reliably estimate its annual effective tax rate for the interim period ending July 31, 2020. Therefore, the income tax provision for the third quarter and first nine months of fiscal 2020 was made using the actual effective tax rate for the nine-month period ending July 31, 2020.
As of July 31, 2020, the Company's deferred income tax liability was $135.3 million as compared to $74.1 million at October 31, 2019, an increase of $61.2 million. This increase is primarily attributable to the carry-back provisions discussed above, as well as bonus depreciation taken on qualifying assets placed in service during fiscal 2020.
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
The operating leases to which the Company is a party are primarily related to transportation equipment, equipment used in production processes and the assets of independent contract producers who house our live birds. A significant portion of the costs associated with leases related to the use of assets of independent contract poultry producers who house and care for our live birds are for non-lease components of our agreements with such producers. Non-lease components of payments made to independent contract poultry producers include those related to the operating costs of, and services provided by, such producers. For costs associated with such leases, we elected to account for the lease and non-lease components as a single lease component, and all costs associated with such leases are disclosed as variable lease costs in the table below. The following table presents the components of our lease costs (in thousands) paid during the three and nine months ended July 31, 2020:

Description	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2020
Operating lease cost	$3,743	$12,011
Short-term lease cost	744	2,531
Variable lease cost (1)	106,166	310,106
Total lease cost	$110,653	$324,648
(1) Variable lease costs are attributable to payments made to independent contract poultry producers and are based on or influenced by output received from contract producers, birds placed, poultry house size and relative performance.
Other information regarding our operating leases includes the following:

Description	Amount
Cash outflows for operating leases included in the measurement of lease liabilities during the nine months ended July 31, 2020 (in thousands)	$12,173
Non-cash amount of right of use assets and lease liabilities recorded upon adoption (in thousands) (1)	$54,665
Weighted-average remaining lease term as of July 31, 2020 (years)	3.9
Weighted-average discount rate as of July 31, 2020	2.46%
(1) There were no new right of use assets obtained in exchange for lease liabilities during the nine months ended July 31, 2020.
The future maturities of obligations under non-cancelable operating leases at July 31, 2020 were as follows (in thousands):

Fiscal Year	Amount
2020 (remainder)	$3,584
2021	14,398
2022	11,969
2023	8,327
2024	4,744
Thereafter	2,430
Total undiscounted operating lease payments	45,452
Less: imputed interest	(2,979)
Present value of lease liabilities	$42,473

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
GENERAL
The Company’s poultry operations are integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow out”), processing, marketing and distribution. The Company’s prepared chicken product line includes approximately 140 institutional and consumer packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
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
In late February 2020, we formed a COVID-19 response team of senior managers, including our CEO, President and CFO, to coordinate our Company's response to the pandemic and manage and mitigate related risks. The team meets twice daily to discuss COVID-19 developments affecting our business and the communities in which we operate. Additionally, our Board of Directors has actively overseen our management of the crisis. Between March 13, 2020 and early June, the Board met weekly to receive updates and discuss our response to the pandemic with our executive leadership. Since early June, the Board has generally met every two weeks, or more frequently if circumstances warrant.
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
•We are providing information about the novel coronavirus and measures to mitigate the risk of contracting and transmitting the virus on video displays throughout our facilities and on our employee mobile app. We have also provided live training sessions about the virus to our hourly employees. Each of these aforementioned communications is provided in the languages spoken by our employee population.
•We have created an internal hotline monitored by our nurses at our general corporate offices that employees may call to ask questions or voice concerns about the virus.
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
•We are providing and requiring employees, United States Department of Agriculture inspectors and essential visitors to wear face masks and face shields. Anyone on the premises of our processing plants, feed mills, hatcheries and vehicle maintenance shops is required to wear this equipment. Where an employee's job function does not permit him or her to wear a face shield, we require the employee to wear safety glasses. In areas of our facilities where space allows, we have implemented social distancing measures, and in areas where equipment configurations allow, we have installed physical barriers between work stations. In areas where social distancing or the installation of physical barriers is not achievable, the use of face shields is mandatory. Additionally, we have optimized ventilation throughout our facilities to mitigate the risk of exposure to the virus. We are also providing and requiring employees and essential visitors at our general corporate offices and our laboratory to wear face masks while in common areas and in instances where social distancing is not achievable.
•Our nurses have N95 respirator masks, gowns, gloves and goggles appropriate for contact with potentially infected people.
•We require employees to practice social distancing on breaks and have staggered break times to reduce the number of people in break areas at any one time. We have installed physical partitions in our break rooms to provide barriers between employees and have erected tents outside of our facilities to provide employees with more space during breaks.
•We have installed additional hand sanitizer stations appropriate for use in food processing facilities at all our facilities.
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
•In certain of our facilities that are located in communities that experienced high infection rates, we cooperated with local health authorities or determined on our own to test all our employees at the facility for coronavirus. Employees who tested positive were sent home with pay for the periods described above. To date, we have performed four facility-wide tests resulting in positive rates per employee tested of 3.3%, 0.5%, 5.8%, and 3.3%.
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

•We have distributed written materials to our employees in all languages appropriate for our employee population to inform them about COVID-19 risks and encourage good personal hygiene, cleaning and social distancing practices away from work and when carpooling to work to protect themselves and their families.
•We have given our employees free bottles of hand sanitizer which they may refill from supplies at our facilities.
•In appreciation for our employees' dedication and hard work in supporting the nation's food supply, we gave ten pounds of fresh chicken to each hourly employee who worked on Good Friday, ten pounds of fresh chicken to each hourly and salaried employee who worked on the Friday before Mother's Day, and ten pounds of fresh chicken to each hourly and salaried employee who worked on the Friday before Father's Day.
•Because demand for the products we produce at our prepared chicken facility significantly decreased during the early stages of the pandemic, we ran fewer shifts at that facility. We assisted our employees at the plant in filing for unemployment benefits due to their reduced work hours.
•On Friday, September 4, 2020, we intend to give each employee a washable, reusable mask screen-printed with the slogan "Hero at Work." Employees will also be able to take additional washable, reusable masks home to their family members.
We have continued to serve our customers and support our communities:
•As a result of the COVID-19 pandemic, most of the nation's restaurants have been forced to operate at significantly reduced capacity or to close completely. As a result, our retail grocery store customers experienced a surge in demand for food to be prepared at home. Because of the significant decrease in demand from our food service customers, during the second quarter we were able to divert approximately 4.3 million head of chickens from our big bird program to be processed at our plants that serve retail grocery store customers. To accomplish this, we increased the number of shifts at our plants that process retail product, and we have not experienced any significant delays or other hindrances in our shipment of products to our retail grocery store customers.
•Since the beginning of the pandemic, we have donated over 900,000 pounds of chicken to employees, food banks and other relief organizations.
•Since the beginning of the pandemic, we have donated 23,740 N95 and KN95 masks, approximately 20,000 disposable masks and approximately 250 washable, reusable masks to a number of hospitals in need of personal protective equipment for their front-line healthcare workers.
On March 27, 2020, the CARES Act was enacted. The CARES Act affects the Company in several areas including, but not limited to, the following:
•It allows for the deferral of the employer portion of social security payroll tax payments that would have otherwise been paid between the enactment date and December 31, 2020. We are using this provision to increase our available liquidity. As of July 31, 2020, we have deferred approximately $10.5 million that would have been a cash outflow in the absence of the CARES Act, and we currently estimate this provision will result in a total of approximately $26 million of payroll tax payments being deferred, with 50% due during calendar year 2021 and 50% due during calendar year 2022. We intend to remit approximately $22.0 million of the deferred payroll taxes on or before June 15, 2021 and the remaining $4.0 million on or before June 15, 2022, so that we are able to deduct the corresponding payroll tax expenses on our fiscal 2020 and 2021 income tax returns.
•Certain refundable, wage-related tax credits, including the Employee Retention Credit, are available to eligible employers. We are currently evaluating the potential impacts of this credit.
•The Tax Cuts and Jobs Act enacted in December 2017 disallowed the carrying back of taxable net operating losses to offset prior years' taxable income. The CARES Act allows us to carry those losses back to offset taxable income recognized during prior years. We elected to use that provision, which provided additional liquidity in the form of an income tax refund of approximately $84.4 million, which we received during our third quarter of fiscal 2020 and subsequently used to reduce the amount of outstanding borrowings under our revolving credit facility. Additionally, during the first nine months of fiscal 2020, we recorded a net discrete income tax benefit of approximately $38.1 million related to the carry-back provisions of the CARES Act. For more information regarding the income tax effects of the CARES Act, refer to "Part I., Item 1., Notes to Condensed Consolidated Financial Statements, Note 10 - Income Taxes."
EXECUTIVE OVERVIEW OF RESULTS

For the third quarter of fiscal 2020, we reported net income of $32.8 million, or $1.48 per share, as compared to net income of $53.4 million, or $2.41 per share during the third quarter of fiscal 2019. Our financial results for the third quarter of fiscal 2020 were significantly affected by the COVID-19 pandemic. The primary impacts were:
•Orders from food service customers declined dramatically during the second quarter of fiscal 2020 due to widespread closures or significant reductions in operating capacity of restaurants and other venues where food is consumed away from home. During the third quarter, demand from our largest food service customers fluctuated from week to week with the opening and closing of food service establishments. The average weekly volume sold to our largest food service customers during the quarter ranged from 68% to 95% of normal levels seen before the pandemic. The impact of this fluctuating demand is evidenced by the Urner Barry quote for boneless breast meat. In mid-May, the quoted price reached $1.58 per pound before falling to $0.97 per pound in mid-June and recovering to $1.17 per pound on July 31, 2020. The quoted price has now moved lower again to $1.01 per pound as of August 26, 2020.
•The Company announced during its second fiscal quarter that, in response to reduced demand from food service customers caused by the COVID-19 pandemic, it would reduce production at plants processing a larger bird for food service customers. The Company processed 1.23 billion pounds of dressed poultry during the third fiscal quarter of 2020, up 3.5% from the 1.19 billion pounds processed during the third fiscal quarter of 2019. The increase reflects additional production at the Company's new Tyler, Texas facility, partially offset by the COVID-19 related production cuts. The 1.23 billion pounds processed during the third fiscal quarter is approximately 60.0 million, or 4.7%, fewer pounds than estimated prior to the pandemic's effects being known. Given these planned production cuts in response to the decreased demand caused by the pandemic, we estimate our total production during the fourth quarter of fiscal 2020 will be approximately 1.22 billion pounds, lower by 5.0% compared to the fourth quarter of fiscal 2019, and 4.2% lower than our pre-COVID-19 estimate.
•The demand shift to food prepared at home caused demand from our retail grocery store customers to surge during the early stages of the pandemic, and that demand remains strong as a result of the reduced options available for dining away from home.
•Demand for our products from the export markets was soft during the quarter. Many countries to which we export our products faced myriad issues ranging from lack of liquidity to logistical challenges as a result of COVID-19. These challenges created volatility in most export markets, while demand and pricing for chicken paws sold to China remained stable. Demand from China for dark meat was strong during our second quarter of fiscal 2020 due to the country's protein deficit caused by African swine fever; however, China now has ample supplies of dark meat stored in freezers, and demand has slowed considerably.
•Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. As a result, the quarter includes approximately $15.9 million in direct COVID-19 expenses for payroll expenses for employees who are quarantined, payroll expenses for attendance bonuses paid to hourly employees, and items and services including personal protective equipment, thermometers, barriers and other social-distancing measures, professional cleaning, and additional nursing staff, among other things. Results for the nine months ended July 31, 2020 include a total of approximately $24.3 million in expenses related to these items and services.
Our higher average cost of goods sold during the third quarter of fiscal 2020 as compared to the same quarter a year ago reflects an increase in non-feed related costs of goods sold, details of which are described in the "Results of Operations" section below, partially offset by a decrease in feed costs per pound of chicken processed. When combined, the average cost of corn and soybean meal in chickens processed was lower during the third quarter of fiscal 2020 as compared to the same period a year ago, which resulted in a decrease in feed costs in broiler flocks processed. We have priced most of our corn and soybean meal needs through September 2020. Had we priced our remaining fiscal 2020 grain needs at August 26, 2020 cash market prices quoted on the Chicago Board of Trade, our costs of feed grains based on 2019 volumes would be approximately $46.8 million lower during fiscal 2020 as compared to fiscal 2019, and we estimate those prices would result in approximately 0.83 cents per pound lower feed costs in broiler flocks processed for fiscal 2020 as compared to fiscal 2019. We have not priced any of our corn and soybean meal needs for fiscal 2021.
The outbreak of African swine fever in China has reduced the worldwide supply of pork, which has in turn created a worldwide protein deficit. In November 2019, during our first quarter of fiscal 2020, China lifted its nearly five-year ban on the import of United States poultry, and we resumed shipments to China almost immediately. During the third quarter of fiscal 2020, we sold approximately 18.6 million pounds of chicken paws to customers who resold the product in China. When the ban was in place, we would have rendered the chicken paws for significantly lower returns. Demand for products other than chicken paws softened considerably during our third quarter as cold storage inventories were rebuilt and consumers in China have been slow to return to restaurants in the same numbers as before the COVID-19 outbreak.

We believe that our overall cost structure during our fourth quarter of fiscal 2020 will be stable, primarily because we have priced most of our grain for the remainder of the fiscal year as noted above. We also believe that demand for our products from retail grocery stores will continue to be strong as people continue to prepare more food at home than prior to the pandemic. We believe this trend will continue to some extent because we expect, among other factors:
•people will continue to work from home in higher numbers than before the pandemic;
•some restaurants will remain closed, there will be reduced capacity at open restaurants due to social distancing restrictions and some consumers will continue to choose not to dine in restaurants for safety reasons; and
•consumers will have lower levels of disposable income due to unemployment and other financial constraints caused by the pandemic.
We also believe that market prices and demand for the products we produce at our plants that serve food service customers will continue to be volatile as our customers and the food service industry as a whole continue to navigate the effects of the pandemic and the related openings and closings of restaurants and other venues where food is consumed away from home.
While demand for our retail grocery products is currently favorable and demand from our food service customers remains volatile, it is uncertain how long these conditions will persist. How long current conditions will last and the future effect of the pandemic on our business will depend on many factors, including:
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
•whether other venues where people eat food away from home, such as sporting events and hotels, resume or increase operations;
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
RESULTS OF OPERATIONS
Net sales for the third quarter ended July 31, 2020 were $956.5 million as compared to $945.2 million for the third quarter ended July 31, 2019, an increase of $11.3 million, or 1.2%. Net sales of poultry products for the third quarter ended July 31, 2020 and 2019, were $903.9 million and $877.0 million, respectively, an increase of $26.9 million, or 3.1%. The increase in net sales of poultry products resulted from a 6.3% increase in the pounds of poultry products sold, partially offset by an 3.0% decrease in the average sales price of poultry products sold. During the third quarter of fiscal 2020, the Company sold 1,221.8 million pounds of poultry products, up from 1,149.6 million pounds during the third quarter of fiscal 2019. The increase in pounds of poultry products sold resulted from a 4.0% increase in the number of head processed, partially offset by a 1.2% decrease in the average live weight of poultry processed. The new Tyler, Texas processing facility, which began initial operations during the first quarter of fiscal 2019, processed approximately 16.9 million head during the third quarter of fiscal 2020, or approximately 10.1% of the total head processed by the Company during the period, and sold approximately 108.4 million pounds of poultry products during the third quarter of fiscal 2020, or approximately 8.9% of the total poultry pounds sold by the Company during the period. By comparison, the Tyler, Texas processing facility processed approximately 7.6 million head during the third quarter of fiscal 2019, or approximately 4.7% of the total head processed by the Company during the period, and sold approximately 51.6 million pounds of poultry products during the third quarter of fiscal 2019, or approximately 4.5% of the total poultry pounds sold by the Company during the period.
Overall, market prices for poultry products decreased during the third quarter of fiscal 2020 as compared to the same quarter of fiscal 2019. When compared to the third quarter of fiscal 2019, Urner Barry average market prices for leg quarters, tenders, boneless thigh meat and jumbo wings decreased by 39.1%, 26.8%, 17.5% and 13.2%, respectively, while average market prices for boneless breast meat increased by 3.2%. Average realized prices for chicken products sold to retail grocery store customers increased by 1.8% during the third quarter of fiscal 2020 as compared to the same period of fiscal 2019 and continue to reflect strong demand.
Net sales of prepared chicken products for the quarters ended July 31, 2020 and 2019 were $52.6 million and $68.2 million, respectively, representing a decrease of 22.8%. This decrease is primarily attributable to a 21.5% decrease in the pounds of prepared chicken products sold, while the average sales price of prepared chicken products sold decreased by 1.7%. During the third quarter of fiscal 2020, the Company sold 27.9 million pounds of prepared chicken products, down from 35.6 million pounds during the third quarter of fiscal 2019. The decrease in pounds of prepared chicken products sold resulted from the decrease in demand from our food service customers due to the COVID-19 pandemic, as described above.
Net sales for the first nine months of fiscal 2020 were $2,624.2 million, as compared to $2,533.8 million for the first nine months of fiscal 2019, an increase of $90.5 million, or 3.6%. Net sales of poultry products for the first nine months of fiscal 2020 and 2019 were $2,481.1 million and $2,345.6 million, respectively, an increase of $135.5 million, or 5.8%. The increase in net sales of poultry products resulted from an 8.8% increase in the pounds of poultry products sold, partially offset by a 2.8% decrease in the average sales price of poultry products sold. During the first nine months of fiscal 2020, the Company sold 3,553.4 million pounds of poultry products, up from 3,265.7 million pounds during the first nine months of fiscal 2019. The increase in pounds of poultry products sold was primarily attributable to the ramp up in production at the new Tyler, Texas processing facility. The new facility processed approximately 44.5 million head during the first nine months of fiscal 2020, or approximately 9.1% of the total head processed by the Company during the period, and sold approximately 281.8 million pounds of poultry products during the first nine months of fiscal 2020, or approximately 7.9% of the total poultry pounds sold by the Company during the period. By comparison, the Tyler, Texas facility processed approximately 10.7 million head during the first nine months of fiscal 2019, or approximately 2.4% of the total head processed by the Company during the period, and sold approximately 73.6 million pounds of poultry products during the first nine months of fiscal 2019, or approximately 2.3% of the total poultry pounds sold by the Company during the period.
Overall, market prices for poultry products decreased during the first nine months of fiscal 2020 as compared to the same period of fiscal 2019. When compared to the first nine months of fiscal 2019, Urner Barry average market prices for tenders, leg quarters, boneless thigh meat, jumbo wings and boneless breast meat decreased by 22.6%, 12.9%, 12.5%, 11.9% and 6.4%, respectively. Average realized prices for chicken products sold to retail grocery store customers increased by 0.9% during the first nine months of fiscal 2020 as compared to the same period of fiscal 2019 and continue to reflect strong demand.
Net sales of prepared chicken products for the nine months ended July 31, 2020 and 2019 were $143.2 million and $188.2 million, respectively, representing a decrease of 23.9%. This decrease is primarily attributable to a 24.3% decrease in the pounds of prepared chicken products sold, while the average sales price of prepared chicken products sold increased by 0.5%. During the first nine months of fiscal 2020, the Company sold 75.9 million pounds of prepared chicken products, down from 100.2 million pounds during the first nine months of fiscal 2019. The decrease in pounds of prepared chicken products sold resulted from the decrease in demand from our food service customers due to the COVID-19 pandemic, as described above.
Cost of sales for the third quarter of fiscal 2020 was $866.0 million as compared to $824.1 million during the third quarter of fiscal 2019, an increase of $41.9 million, or 5.1%. Cost of sales of poultry products during the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, was $815.9 million and $759.1 million, respectively, which represents a 1.1% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from a $0.0214 per pound, or 5.2%, increase in other costs of sales of poultry products, partially offset by a decrease in the cost of feed per pound of broilers processed of $0.0142, or 5.6%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended July 31, 2020			Three Months Ended July 31, 2019			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$37,969		$0.4129	$33,327		$0.4259	$4,642	$(0.0130)
Feed in broilers processed	294,556		0.2404	302,038		0.2546	(7,482)	(0.0142)
All other cost of sales	531,593		0.4338	489,214		0.4124	42,379	0.0214
Less: Ending Inventory	32,922		0.4065	43,300		0.4514	(10,378)	(0.0449)
Total poultry cost of sales	$831,196	(1)	$0.6723	$781,279	(1)	$0.6686	$49,917	$0.0037
Pounds:
Beginning Inventory	91,968			78,247
Poultry processed/other	1,225,452			1,186,226
Poultry sold	1,236,431	(1)		1,168,543	(1)
Ending Inventory	80,989			95,930
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0214 per pound processed, or 5.2%, during this year’s third fiscal quarter compared to the same quarter a year ago. This increase is primarily attributable to higher labor, packaging and certain fixed costs, as well as expenses incurred in response to the COVID-19 pandemic. The COVID-19 related expenses included in other costs of sales during the three months ended July 31, 2020, total approximately $11.4 million and include payroll expenses for employees who are quarantined, payroll expenses for attendance bonuses paid to hourly employees, and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. Excluding the COVID-19 related expenses, other costs of sales increased by $0.0121 per pound processed, or 2.9%.
Cost of sales of the Company’s prepared chicken products during the third quarter of fiscal 2020 were $50.1 million as compared to $65.0 million during the same quarter a year ago, a decrease of $14.9 million, or 23.0%. This decrease was primarily attributable to a 21.5% decrease in the pounds of prepared chicken sold, which is the result of reduced demand for prepared chicken products from our food service customers due to the COVID-19 pandemic.
Cost of sales for the first nine months of fiscal 2020 was $2,521.8 million, as compared to $2,273.4 million during the first nine months of fiscal 2019, an increase of $248.4 million, or 10.9%. Cost of sales of poultry products during the first nine months of fiscal 2020, as compared to the first nine months of fiscal 2019, was $2,386.9 million and $2,100.2 million, respectively, which represents a 4.4% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from a $0.0225 per pound, or 5.6%, increase in other costs of sales of poultry products and a decrease in the cost of feed per pound of broilers processed of $0.0009, or 0.4%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Nine Months Ended July 31, 2020			Nine Months Ended July 31, 2019			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$35,121		$0.3868	$30,973		$0.3686	$4,148	$0.0182
Feed in broilers processed	895,804		0.2503	838,300		0.2512	57,504	(0.0009)
All other cost of sales	1,526,030		0.4264	1,348,153		0.4039	177,877	0.0225
Reversal of prior-period inventory write-down	(2,800)		(0.0008)	(9,600)		(0.0029)	6,800	0.0021
Less: Ending Inventory	32,922		0.4065	43,300		0.4514	(10,378)	(0.0449)
Total poultry cost of sales	$2,421,233	(1)	$0.6747	$2,164,526	(1)	$0.6509	$256,707	$0.0238
Pounds:
Beginning Inventory	90,805			84,020
Poultry processed/other	3,578,766			3,337,454
Poultry sold	3,588,582	(1)		3,325,544	(1)
Ending Inventory	80,989			95,930
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0225 per pound processed, or 5.6%, during the first nine months of fiscal 2020, as compared to the same period a year ago. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during the last month of the first quarter of fiscal 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the new complex reaches full capacity. Excluding the Tyler facilities, other costs of sales would have increased by $0.0192 per pound processed, or 4.9%. This increase is primarily attributable to higher labor and certain fixed costs, as well as expenses incurred in response to the COVID-19 pandemic, and is partially offset by lower freight costs. The COVID-19 related expenses included in other costs of sales during the nine months ended July 31, 2020, total approximately $16.2 million, and include payroll expenses for employees who are quarantined, payroll expenses for attendance bonuses paid to hourly employees, and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. Excluding the COVID-19 related expenses not attributable to our Tyler facilities, other costs of sales, excluding Tyler facilities, increased by $0.0148 per pound processed, or 3.7%.
Cost of sales of the Company’s prepared chicken products during the first nine months of fiscal 2020 were $134.9 million as compared to $173.2 million during the same period of fiscal 2019, a decrease of $38.2 million, or 22.1%. This decrease was primarily attributable to a 24.3% decrease in the pounds of prepared chicken sold, which is the result of reduced demand for prepared chicken products from our food service customers due to the COVID-19 pandemic.
The Company recorded the value of live broiler inventories on hand at July 31, 2020 at cost. When market conditions are favorable, the Company values the broiler inventories on hand at cost, and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales price, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at July 31, 2020 or July 31, 2019.
Selling, general and administrative ("SG&A") costs during the third quarter of fiscal 2020 were $50.6 million, a decrease of $1.6 million compared to the $52.2 million during the third quarter of fiscal 2019. SG&A costs during the nine months ended July 31, 2020 were $156.3 million, a decrease of $3.7 million compared to the $160.0 million during the nine months ended July 31, 2019. The following tables include the components of SG&A costs for the three and nine months ended July 31, 2020 and 2019.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Increase/(Decrease)
ESOP expense	$—	$2,700	$(2,700)
Stock compensation expense	2,091	3,608	(1,517)
Trainee expense	2,857	3,796	(939)
Advertising expense	3,004	3,695	(691)
Sanderson Farms Championship expense	2,034	1,947	87
Legal expense	6,054	5,463	591
Broker commissions	3,647	2,852	795
Administrative salaries	12,238	11,341	897
COVID-19-related expense	4,550	—	4,550
All other SG&A	14,115	16,824	(2,709)
Total SG&A	$50,590	$52,226	$(1,636)
Regarding the table above, the decrease in ESOP expense, payout of which is based on profitability, is the result of probable earnings for fiscal 2020 being less than fiscal 2019 earnings. The decrease in stock compensation expense is primarily the result of lower accruals related to the outstanding performance share agreements described in "Part I, Item 1, Note 5 - Stock Compensation Plans" of this Form 10-Q. The increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic. The decrease in all other SG&A expenses is primarily the result of lower levels of travel and entertainment expenses as a result of the COVID-19 pandemic.
Selling, General and Administrative Costs
(in thousands)

Description	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019	Increase/(Decrease)
Start-up expense (Tyler, Texas)	$—	$9,361	$(9,361)
Trainee expense	9,278	12,889	(3,611)
ESOP expense	—	2,700	(2,700)
Stock compensation expense	6,789	9,102	(2,313)
Advertising expense	9,504	10,176	(672)
Sanderson Farms Championship expense	6,132	5,975	157
Broker commissions	9,423	8,108	1,315
Administrative salaries	36,056	33,826	2,230
Legal expense	19,993	17,167	2,826
COVID-19-related expense	8,049	—	8,049
All other SG&A	51,065	50,687	378
Total SG&A	$156,289	$159,991	$(3,702)
Regarding the table above, the change in start-up expense in any particular period relates to the stage of the start-up process in which a facility under construction is in during the period. Non-construction related expenses, such as labor, training and office-related expenses for a facility under construction are recorded as start-up expense until the facility begins operations. As a facility moves closer to start-up, the expenses incurred for labor, training, etc. increase. As a result, amounts classified as start-up expenses will increase period over period until the facility begins production. Once production begins, the expenses from that point forward are recorded as costs of goods sold. The decrease in trainee expense is primarily the result of a reduction in the number of trainee positions filled. The decrease in ESOP expense, payout of which is based on profitability, is the result of probable earnings for fiscal 2020 being less than fiscal 2019 earnings. The decrease in stock compensation expense is primarily the result of lower accruals related to the outstanding performance share agreements described in "Part I, Item 1, Note 5 - Stock Compensation Plans" of this Form 10-Q. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 1. Legal Proceedings" of this Form 10-Q. The increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic.
The Company’s operating income for the three months ended July 31, 2020 was $39.9 million and its operating loss for the nine months ended July 31, 2020 was $53.8 million, as compared to operating income for the three and nine months ended July 31, 2019 of $68.8 million and $100.4 million, respectively. The decrease in operating income for the periods ended July 31, 2020, as compared to the same periods a year ago, resulted from lower average selling prices and higher average costs of goods sold, primarily attributable to the COVID-19 pandemic.
The Company recognized interest income of $0.5 million during the third quarter and first nine months of fiscal 2020, as compared to no interest income during the same periods of fiscal 2019. Interest expense during the third quarter and first nine months of fiscal 2020 was $1.5 million and $4.5 million, respectively, as compared to $1.5 million and $3.2 million, respectively, during the third quarter and first nine months of fiscal 2019. The increase in interest expense during the first nine months of fiscal 2020, as compared to the same period a year ago, is the result of the Company's higher outstanding debt levels during fiscal 2020, partially offset by lower interest rates.
The Company’s effective tax rates for the three and nine months ended July 31, 2020 were 15.5% and 100.6%, respectively, as compared to estimated annual effective tax rates of 20.7% and 21.7%, respectively, for the three and nine months ended July 31, 2019. During the nine months ended July 31, 2020, we recorded a net discrete income tax benefit of approximately $38.1 million related to the carry-back provisions allowed by the CARES Act, in addition to other smaller discrete items. Excluding the effects of discrete items recognized during the periods, primarily related to the CARES Act, the Company's effective tax rates for the three and nine months ended July 31, 2020 would have been approximately 18.2% and 32.7%, respectively, as compared to estimated annual effective tax rates of 24.9% and 24.2%, respectively, for the three and nine months ended July 31, 2019. Normally during interim periods, the Company has estimated its annual effective tax rate for the full fiscal year to use when recording the interim period tax provision. Given significant volatility in the poultry markets as a result of the COVID-19 pandemic, as well as factors related to the carry-back provisions of the CARES Act, the Company is not able to reliably estimate its annual effective tax rate for the interim period ending July 31, 2020. Therefore, the income tax provision for the third quarter and first nine months of fiscal 2020 was made using the actual effective tax rate for the nine-month period ending July 31, 2020.
As of July 31, 2020, the Company's deferred income tax liability was $135.3 million as compared to $74.1 million at October 31, 2019, an increase of $61.2 million. This increase is primarily attributable to the carry-back provisions discussed above, as well as bonus depreciation taken on qualifying assets placed in service during fiscal 2020.
During the three and nine months ended July 31, 2020, the Company’s net income was $32.8 million, or $1.48 per share, and $0.4 million, or $0.02 per share, respectively. For the three and nine months ended July 31, 2019, the Company’s net income was $53.4 million, or $2.41 per share, and $76.2 million, or $3.44 per share, respectively. The decrease in net income for the third quarter and first nine months of fiscal 2020 as compared to the same periods in fiscal 2019 is primarily attributable to lower average selling prices and higher average costs of goods sold, partially offset by the income tax benefits recognized as a result of the CARES Act. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2020 was $391.2 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.8 to 1. The Company’s working capital and current ratio at October 31, 2019 were $365.4 million and 2.7 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2020 include cash on hand at October 31, 2019, funds available under the Company’s revolving credit facility, and an approximately $84.4 million income tax refund, resulting from the carry-back provision allowed by the CARES Act, received during the third quarter. As described below, the Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. As of July 31, 2020 and August 26, 2020, the Company had borrowed $95.0 million under the facility, and had approximately $19.8 million outstanding in letters of credit, leaving $885.2 million of borrowing capacity available under the facility. Management believes the Company has sufficient liquidity available to meet its needs.
The Company’s cash position at July 31, 2020 and October 31, 2019 consisted of $66.1 million and $95.4 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at July 31, 2020 and October 31, 2019 was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the nine months ended July 31, 2020 totaled $115.7 million, as compared to cash flows provided by operating activities of $152.1 million during the nine months ended July 31, 2019. Cash flows from operating activities decreased by $36.4 million, resulting from two primary factors. During the first nine months of fiscal 2020, the Company realized lower margins due to a decrease in average selling prices and an increase in average costs of goods sold, as compared to the first nine months of fiscal 2019. The decrease caused by the lower realized margins was partially offset by the change in cash received related to income taxes. During the first nine months of fiscal 2020, the Company's net cash received related to income taxes totaled approximately $82.9 million, as compared to approximately $25.7 million in net cash received related to income taxes during the first nine months of fiscal 2019.
Cash flows used in investing activities during the first nine months of fiscal 2020 and 2019 were $165.7 million and $209.3 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2020 were approximately $166.0 million, and included approximately $46.2 million for multiple large-scale equipment and building upgrades at multiple complexes and $9.7 million to purchase new vehicles that in previous years would have been leased. These vehicles primarily consist of semi-tractors and trailers that are used to haul the Company's live birds and feed. Capital expenditures for the first nine months of fiscal 2019 were $210.9 million, and included approximately $62.7 million related to construction at the Tyler, Texas complex, and approximately $9.4 million related to final payments made under purchase agreements for delivery of new aircraft.
Cash flows provided by financing activities during the nine months ended July 31, 2020 totaled $20.6 million, as compared to cash flows provided by financing activities of $10.3 million during the nine months ended July 31, 2019. The change in cash flows from financing activities is primarily attributable to the increase in net borrowings under the Company's revolving credit facility. During the nine months ended July 31, 2020, the Company's net borrowings under the facility totaled $40.0 million as compared to net borrowings of $30.0 million under the facility during the nine months ended July 31, 2019.
As of August 21, 2020, the Company estimates its capital budget for fiscal 2020, excluding operating leases, will be approximately $225.1 million. The Company expects the 2020 capital budget to be funded by internally generated working capital, cash flows from operations and funds available under the Company's revolving credit facility. Included in the approximately $225.1 million capital budget is an aggregate of approximately $52.7 million for multiple large-scale equipment and building upgrades at multiple complexes, approximately $15.0 million for construction of a new hatchery to replace the hatchery currently in service in Laurel, Mississippi, and approximately $11.5 million to purchase new vehicles that in previous years would have been leased. These vehicles primarily consist of semi-tractors and trailers that are used to haul the Company's live birds and feed. Excluding the budgeted amounts for the items detailed above, the fiscal 2020 capital budget is estimated to be approximately $145.9 million. These amounts are estimates and are subject to change as we move through the remainder of fiscal 2020.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2020, was $1,014.9 million. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of July 31, 2020 and August 26, 2020, the Company had borrowed $95.0 million under the facility, and had approximately $19.8 million outstanding in letters of credit, leaving $885.2 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.

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

New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases. The guidance is intended to increase transparency and comparability among companies by requiring an entity that is a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities arising from all leases with terms, as defined by the guidance, of greater than twelve months. The guidance also requires disclosure of key information about leasing arrangements. The Company adopted this guidance during the first quarter of fiscal 2020, and we used the transition method that requires a cumulative-effect adjustment to the beginning balance of retained earnings during the period of adoption, rather than restating prior-period financial statements; however no such cumulative-effect adjustment was required under our circumstances. This guidance also provides certain practical expedients, including a practical expedient package during transition. We elected to use this package, which allowed the Company to carry forward its determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard. We did not utilize the hindsight practical expedient. As of July 31, 2020, we recognized right-of-use assets and lease liabilities of approximately $42.5 million, primarily related to transportation equipment. Adoption did not have a material effect on our consolidated statements of operations and cash flows. For further information regarding the Company's leases, refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 11 - Leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2020, the Company purchased approximately 33.0 million bushels of corn and approximately 307,804 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $33.0 million in the third quarter of fiscal 2020. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $3.1 million.
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

During the third quarter of fiscal 2020, the Company’s average feed cost per pound of broilers processed totaled $0.2404 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0269, based on the quantity of grain used during the third quarter of fiscal 2020. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0025 during the third quarter of fiscal 2020.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third quarter of fiscal 2020:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2020	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	33.0 million bushels	$1.00 per bushel	$33.0 million	$0.0269/lb processed
Soybean meal	307,804 tons	$10.00 per ton	$3.1 million	$0.0025/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At July 31, 2020 the Company had no fixed-rate debt on its balance sheet; however, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.
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
As of July 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2020.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, in which they also added three additional poultry producers as defendants, along with Agri Stats, Inc. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint, adding three additional poultry producers as defendants. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants, as well as Agri Stats, Inc. On August 6, 2020, the end-user consumer plaintiffs filed a motion for leave to file a fifth amended complaint. Defendants' opposition is due August 28, 2020, and end-user consumer plaintiffs' reply is due September 11, 2020. The parties are currently engaged in discovery.
Between December 8, 2017 and June 12, 2020, additional purported direct-purchaser entities individually brought forty separate suits against 20 poultry producers, including Sanderson Farms and Agri Stats, Inc., in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common law claims, and related claims under federal and Georgia RICO statutes. Four complaints filed on June 12, 2020 and another complaint amended on July 24, 2020, also plead allegations of federal bid rigging. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On March 3, 2020, the Court denied the Company's motion. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. On July 15, 2020, the Court dismissed Puerto Rico's claims on behalf of its citizens. On July 2, 2020 and August 6, 2020, certain defendants, including the Company, moved to exclude bid rigging allegations and claims from the consolidated In re Broiler Chicken Antitrust Litigation. Plaintiffs filed oppositions on August 6, 2020 and August 20, 2020, and defendants filed a reply on August 20, 2020. Defendants' further reply is due on September 3, 2020. The parties are currently engaged in discovery, subject to the COVID-19-related delays discussed below. It is possible additional individual actions may be filed.
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
Since March 16, 2020, given the current COVID-19 public health emergency, the Northern District of Illinois issued three orders extending all deadlines in civil cases by 21 days, 28 days and 28 days, respectively, and two orders that did not extend any deadlines, but explained other court procedures to protect the public health and welfare. These orders apply to the litigation described above. The Northern District of Illinois will vacate, amend or extend the Fourth Amended General Order on or before September 14, 2020.

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
On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against Sanderson Farms and our subsidiaries and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pre-trial proceedings, with the defendants in support thereof. That motion was denied. On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss and stayed the action in the Eastern District of North Carolina pending resolution of the action in the Eastern District of Oklahoma. On January 6, 2020, the Court in the Eastern District of Oklahoma denied defendants’ motion to dismiss. On January 27, 2020, plaintiffs in the Oklahoma case moved for leave to amend their complaint. The Court in the Eastern District of Oklahoma granted the plaintiffs' motion, and the plaintiffs filed a consolidated amended complaint on February 21, 2020. The Oklahoma case is ongoing. On May 27, 2020, the Company moved to dismiss the action in the Eastern District of North Carolina under the first-to-file rule. Plaintiffs filed their opposition on June 17, 2020, and the Company filed its reply on July 1, 2020. The motion is fully briefed and awaiting the Court's decision. We intend to defend the Eastern District of North Carolina case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On February 21, 2017, Sanderson Farms, Inc. received an antitrust civil investigative demand from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time. Separately, the Company has become aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida, an antitrust civil investigative demand that includes a request to produce all documents submitted by the recipients to the Department of Justice relating to In re Broiler

Chicken Antitrust Litigation. The Company is also aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Louisiana Department of Justice - Office of the Attorney General a Civil Investigation Demand that included a request to produce all deposition transcripts from the civil litigation. On August 6, 2020, the Company received a Civil Investigative Demand from the Office of the Attorney General for the State of Washington seeking information in connection with its investigation of alleged conspiracies in restraint of trade or commerce in the market for broiler chicken. The Company is cooperating with the investigative demand and coordinating with the Office of the Attorney General with respect to responding to its requests. The Company is unable to predict the outcome of the investigation at this time.
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
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Plaintiffs’ filed their opening brief on appeal on January 8, 2020, the Company filed its response brief on March 9, 2020, and Plaintiffs filed their reply brief on April 29, 2020. Oral argument is scheduled for October 13, 2020. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
On March 2, 2020, defendants moved to dismiss the amended consolidated complaint. The Company also filed an individual motion to dismiss plaintiffs’ claims against the Company. Plaintiffs’ oppositions were originally due on April 24, 2020 and defendants’ replies were due on May 21, 2020. However, on March 20, 2020, the District of Maryland issued Second Amended Standing Order 2020-02, extending all filing deadlines set to fall between March 16, 2020 and April 24, 2020 by 42 days. On April 10, 2020, the District of Maryland issued Standing Order 2020-07, extending all filing deadlines set to fall between March 16, 2020 and June 5, 2020 by 84 days. On May 22, 2020, the District of Maryland issued Standing Order 2020-11, which affirmed the prior Order's 84-day extension but did not extend deadlines further. Pursuant to Standing Order 2020-07, plaintiffs’ filed their omnibus opposition to defendants’ motion to dismiss on July 17, 2020. Defendants filed replies on August 13, 2020. The motion is fully briefed and awaiting the Court's decision. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On October 11, 2019, three named plaintiffs - Daniel Lentz, Pam La Fosse, and Marybeth Norman - filed, in the United States District Court for the Northern District of California, a nationwide class action against the Company on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more of the Company's chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company’s advertising. Specifically, the plaintiffs in this case allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The original Complaint asserted five causes of action under California and North Carolina law. The plaintiffs sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also sought monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. On December 20, 2019, the Company filed a motion to dismiss. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the Complaint. On March 23, 2020, two of the three original plaintiffs (Pam La Fosse and Marybeth Norman) filed a First Amended Class Action Complaint in which they were joined by five additional named plaintiffs. The core allegations and theories set forth in the First Amended Complaint are the same as in the original complaint. The First Amended Complaint asserts one cause of action under federal law and sixteen causes of action under the laws of various states. The plaintiffs again seek injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide, as well as monetary, compensatory, statutory and punitive damages and attorneys' and experts' fees, costs and expenses. On May 6, 2020, the Company filed a motion to dismiss the First Amended Complaint, which the Court granted on July 2, 2020 with leave to amend. On July 23, 2020, plaintiffs Pam La Fosse and Sharon Manier filed a Second Amended Complaint on behalf of a putative class of consumers who purchased the Company's chicken in California in the prior four years. Like the earlier iterations of the complaint, the Second Amended Complaint alleges that the remaining plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company's advertising, including for the reasons set forth in their prior complaints. On August 6, 2020, the Company moved to dismiss the Second Amended Complaint in part, requesting dismissal of plaintiffs' new implied warranty of merchantability claim. On August 20, 2020, plaintiffs voluntarily agreed to withdraw their new implied warranty claim. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
On July 31, 2020, two non-profit organizations (In Defense of Animals and Friends of the Earth) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint asserts substantially similar (and in many cases identical) allegations and claims against the Company as the prior case brought by Friends of the

Earth and other organizations, which the court dismissed in July 2019 and which is currently on appeal to the United States Court of Appeals for the Ninth Circuit. Specifically, the plaintiffs assert that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Plaintiffs allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light, (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The plaintiffs seek injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide as well as in the form of a corrective advertising campaign. The plaintiffs also sought monetary, compensatory, statutory, and punitive damages, as well as attorneys’ and experts’ fees, costs, and expenses. On August 12, 2020, the Company agreed to waive service of the complaint. The Company's response to the complaint is due on October 6, 2020. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of July 31, 2020. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
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
For example, the outbreak of African swine fever in China has affected the worldwide supply of pork, which has in turn created a worldwide protein deficit. In November 2019, China lifted its nearly five-year ban on the import of United States poultry, and we resumed shipments almost immediately. The deficit of protein available to consumers in China as a result of the outbreak of African swine fever in that country has been widely expected to create additional demand for protein produced in the United States. However, the spread of COVID-19 in China and the government's actions taken to limit the spread of the virus depressed Chinese demand for protein during our first and second fiscal quarters of 2020 because quarantines limited travel within the country and restaurants were closed. Despite those travel restrictions, quarantines and reduced consumer demand, we continued receiving orders and shipping our products into China during our first and second quarters of fiscal 2020. Demand for products other than chicken paws softened during the third quarter of fiscal 2020 as cold storage inventories were rebuilt and consumers in China have been slow to return to restaurants in the same numbers as before the COVID-19 outbreak. Similar conditions have occurred in other countries to which we export our product as COVID-19 has spread. We do not know how long and to what extent the pandemic will impact demand for our products in export markets.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2020, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
May 1 - May 31, 2020	—	$—	—	1,176,615
Jun. 1 - Jun. 30, 2020	1,220	117.64	1,220	1,176,615
Jul. 1 - Jul. 31, 2020	—	—	—	1,176,615
Total	1,220	$117.64	1,220	1,176,615
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
3Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

10.1+	Sixth amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 16, 2020.

10.2+	Eighth amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 16, 2020.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRLTaxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of October 24, 2017. (Incorporated by reference to Exhibit 3 filed with the Registrant’s Current Report on Form 8-K on October 24, 2017.)

10.1+	Sixth amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 16, 2020.

10.2+	Eighth amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 16, 2020.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.
(Registrant)

Date: August 27, 2020	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: August 27, 2020	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer