Form 10-Q
period 2021-01-31
SANDERSON FARMS INC
filed 2021-02-25
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,330,394 shares outstanding as of February 23, 2021.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	January 31, 2021	October 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$50,090	$49,061
Accounts receivable, net	167,711	147,546
Inventories	325,672	290,007
Refundable income taxes	31,901	33,977
Prepaid expenses and other current assets	61,735	57,544
Total current assets	637,109	578,135
Property, plant and equipment, net	1,223,169	1,224,746
Right of use assets	36,894	40,785
Other assets	5,092	5,365
Total assets	$1,902,264	$1,849,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$131,332	$111,463
Dividends payable	9,823	—
Accrued expenses	94,277	98,663
Lease liabilities	14,253	13,981
Total current liabilities	249,685	224,107
Long-term debt	55,000	25,000
Claims payable and other liabilities	12,615	12,175
Deferred income taxes	142,841	141,672
Long-term lease liabilities	22,641	26,804
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,325,635 and 22,251,071 at January 31, 2021 and October 31, 2020, respectively	22,326	22,251
Paid-in capital	90,900	90,420
Retained earnings	1,306,256	1,306,602
Total stockholders’ equity	1,419,482	1,419,273
Total liabilities and stockholders’ equity	$1,902,264	$1,849,031
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2021	2020
Net sales	$909,306	$823,078
Cost and expenses:
Cost of sales	839,322	823,524
Selling, general and administrative	56,599	49,485
	895,921	873,009
Operating income (loss)	13,385	(49,931)
Other income (expense):
Interest expense	(638)	(1,188)
Other	3	2
	(635)	(1,186)
Income (loss) before income taxes	12,750	(51,117)
Income tax expense (benefit)	3,272	(12,541)
Net income (loss)	$9,478	$(38,576)
Earnings (loss) per share:
Basic	$0.42	$(1.76)
Diluted	$0.42	$(1.76)
Dividends per share	$0.44	$0.32
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2020	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2019	22,203,920	$22,204	$86,010	$1,309,461	$1,417,675
Net loss - first quarter 2020	—	—	—	(38,576)	(38,576)
Cash dividends ($0.32 per share)	—	—	—	(7,113)	(7,113)
Stock compensation plan transactions	25,292	25	(4,721)	—	(4,696)
Amortization of unearned compensation	—	—	2,082	—	2,082
Balance at January 31, 2020	22,229,212	$22,229	$83,371	$1,263,772	$1,369,372

Fiscal Year 2021	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2020	22,251,071	$22,251	$90,420	$1,306,602	$1,419,273
Net income - first quarter 2021	—	—	—	9,478	9,478
Cash dividends ($0.44 per share)	—	—	—	(9,824)	(9,824)
Stock compensation plan transactions	74,564	75	(1,667)	—	(1,592)
Amortization of unearned compensation	—	—	2,147	—	2,147
Balance at January 31, 2021	22,325,635	$22,326	$90,900	$1,306,256	$1,419,482
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2021	2020
Operating activities
Net income (loss)	$9,478	$(38,576)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,566	36,697
Amortization of share-based compensation	2,671	2,747
Live inventory adjustment (net of prior period reversal)	—	(2,800)
Deferred income taxes	1,169	5,169
(Gain) loss on asset disposals	(48)	15
Change in assets and liabilities:
Accounts receivable - trade	(20,165)	(7,289)
Accounts receivable - insurance	—	445
Income taxes	2,076	(15,888)
Inventories	(35,665)	(2,228)
Prepaid expenses and other assets	(4,191)	(10,181)
Right of use assets	3,891	4,856
Lease liabilities	(3,891)	(4,856)
Accounts payable	17,995	(17,225)
Accrued expenses and other liabilities	(4,455)	(16,747)
Total adjustments	(47)	(27,285)
Net cash provided by (used in) operating activities	9,431	(65,861)
Investing activities
Capital expenditures	(36,859)	(71,245)
Net proceeds from sale of property and equipment	65	65
Net cash used in investing activities	(36,794)	(71,180)
Financing activities
Borrowings from revolving line of credit	30,000	110,000
Proceeds from issuance of restricted stock under stock compensation plans	265	268
Payments from issuance of common stock under stock compensation plans	(1,873)	(5,228)
Net cash provided by financing activities	28,392	105,040
Net change in cash and cash equivalents	1,029	(32,001)
Cash and cash equivalents at beginning of period	49,061	95,417
Cash and cash equivalents at end of period	$50,090	$63,416
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,405	$7,026
Dividends payable	$9,823	$7,113
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2021
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2021.
The condensed consolidated balance sheet at October 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2020.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted ASU 2016-13 during our first quarter of fiscal 2021, and adoption did not have a material effect on our consolidated financial statements. Under the new standard, we are required to record on our balance sheet an allowance for expected credit losses, which is estimated utilizing historical experience and current and expected economic conditions. Our allowance for expected credit losses is recorded on the accounts receivable, net line of the Condensed Consolidated Balance Sheets and is immaterial to our financial position.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This guidance, which became effective on March 12, 2020, and can be applied through December 31, 2022, has not affected our consolidated financial statements. We have a revolving credit facility that references LIBOR, and we are assessing how this standard may be applied to specific contract modifications through December 31, 2022.
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
Disaggregation of Revenue
The following tables disaggregate our net sales by product category:

Product Category	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020
	(in thousands)
Fresh, chill-packed chicken	$376,252	$287,267
Fresh, vacuum-sealed chicken	294,118	311,296
Fresh, ice-packed chicken	131,681	120,463
Frozen chicken	63,403	46,674
Prepared chicken	38,915	51,382
Other	4,937	5,996
Total net sales	$909,306	$823,078
NOTE 3—INVENTORIES
Inventories consisted of the following:

Inventory type	January 31, 2021	October 31, 2020
	(in thousands)
Live poultry-broilers and breeders	$209,008	$180,013
Feed, eggs and other	63,862	53,318
Processed poultry	30,596	32,952
Prepared chicken	13,452	16,142
Packaging materials	8,754	7,582
Total Inventories	$325,672	$290,007
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following:

Description	January 31, 2021	October 31, 2020
	(in thousands)
Land and buildings	$936,590	$931,674
Machinery and equipment	1,357,018	1,350,725
Work-in-process	43,449	16,914
	2,337,057	2,299,313
Less accumulated depreciation	(1,113,888)	(1,074,567)
Property, plant and equipment, net	$1,223,169	$1,224,746
NOTE 5—STOCK COMPENSATION PLANS

Refer to Note 10 and Note 11 of the Company’s October 31, 2020 audited financial statements in the Company's 2020 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three months ended January 31, 2021 was $2.7 million as compared to total stock based compensation expense of $2.7 million for the three months ended January 31, 2020.
During the three months ended January 31, 2021, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 2,004 shares of restricted stock at an average price of $132.20 per share instead of a specified percentage of their cash compensation, and the Company issued 479 matching restricted shares. During the three months ended January 31, 2021, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $75,000, as compared to $56,000 during the three months ended January 31, 2020.
During fiscal 2021, 2020 and 2019, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, there is an additional one-year period during which the participant must remain employed by the Company before the shares are paid out. If the Company's average return on equity and average return on sales meet or exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. Accruals for performance shares begin during the period management determines that achievement of the applicable performance based criteria is probable at some level. In estimating the probability of the number of shares that will be awarded, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company's results, the Company's assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements, as the accruals are adjusted using the cumulative catch-up method of accounting.
The target number of shares specified in the performance share agreements executed on November 1, 2020 totaled 87,350. As of January 31, 2021, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2019. The target number of shares specified in those agreements totaled 56,575. As of January 31, 2021, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The performance period has lapsed for the performance share agreements that were entered into on November 1, 2018, and the Company's average return on equity and average return on sales did not meet the threshold amounts defined by those agreements. As a result, no compensation expense has been recorded related to those agreements.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2019 and November 1, 2020 would be earned, an additional $7.5 million and $1.9 million of compensation expense, respectively, would have been accrued as of January 31, 2021.
The Company's compensation expense related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	January 31, 2021	January 31, 2020
November 1, 2017	13,055 (a)	$—	$190
November 1, 2018	— (a)	—	—
November 1, 2019 (1)	— (e)	—	—
November 1, 2020 (1)	— (e)	—	—
Total performance share compensation expense		$—	$190
Note (1) - As of January 31, 2021, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2019 and November 1, 2020, due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2020, the Company granted 87,350 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $127.97 per share and will vest on November 1, 2024. On February 18, 2021, the Company granted an aggregate of 9,760 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $153.65 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2021 related to all unvested restricted stock grants totaled 286,178. During the three months ended January 31, 2021, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.6 million related to restricted stock grants, as compared to $2.5 million during the three months ended January 31, 2020. The Company had $21.9 million in unrecognized share-based compensation expense as of January 31, 2021, which will be recognized over a weighted average remaining vesting period of approximately 2 years, 1 month.
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
The following tables present earnings per share:

	Three Months Ended
	January 31, 2021	January 31, 2020
	(in thousands except per share amounts)
Net income (loss)	$9,478	$(38,576)
Distributed and undistributed (earnings) to unvested restricted stock	(133)	—
Distributed and undistributed earnings (loss) to common shareholders—Basic	$9,345	$(38,576)
Weighted average shares outstanding—Basic	22,010	21,935
Weighted average shares outstanding—Diluted	22,010	21,935
Earnings (loss) per common share—Basic	$0.42	$(1.76)
Earnings (loss) per common share—Diluted	$0.42	$(1.76)
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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. As of January 31, 2021 and October 31, 2020, the fair values of the Company's borrowings under its revolving credit facility approximate the carrying values.
NOTE 8—COMMITMENTS AND CONTINGENCIES
Property, Plant and Equipment
In October 2019, the Company announced plans to construct a new hatchery in Jones County, Mississippi. Upon completion of the project, the Company will relocate its existing hatchery operations from its current, nearby hatchery facility located in Laurel, Mississippi. Construction commenced during the first quarter of fiscal 2020, and initial operations are expected to begin during the second quarter of fiscal 2021. The Company estimates the total cost of the construction project will be approximately $19.5 million, of which $9.4 million was spent during fiscal 2020 and $10.1 million is budgeted for fiscal 2021. As of January 31, 2021, the Company has spent a total of approximately $14.3 million on the project, including $4.9 million during the first three months of fiscal 2021. We expect to spend the remaining budgeted amounts during the second and third quarters of fiscal 2021.
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
Between December 8, 2017 and February 11, 2021, additional purported direct-purchaser entities individually brought sixty-six separate suits against 20 poultry producers, including Sanderson Farms, as well as Agri Stats, Inc. and Rabobank in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common-law claims, and related claims under federal and Georgia RICO statutes. Four complaints filed on June 12, 2020, another complaint amended on July 24, 2020, and ten additional direct action complaints also plead allegations of federal bid rigging. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On March 3, 2020, the Court denied the Company's motion. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. On July 15, 2020, the Court dismissed Puerto Rico's claims on behalf of its citizens. On July 2, 2020 and August 6, 2020, certain defendants, including the Company, moved to exclude bid rigging allegations and claims from the consolidated In re Broiler Chicken Antitrust Litigation. Plaintiffs filed oppositions on August 6, 2020 and August 20, 2020. Defendants filed replies on August 20, 2020 and September 3, 2020. On September 22, 2020, the Court ordered that plaintiffs’ bid-rigging allegations are bifurcated and any discovery on such claims is stayed until plaintiffs’ supply reduction and Georgia Dock Index theories are resolved. On October 20, 2020, certain direct action plaintiffs filed a motion for leave to amend their complaints. On October 23, 2020, the direct action plaintiffs filed a consolidated complaint. Defendants filed an opposition to certain direct action plaintiffs’ motion to amend on November 4, 2020. Briefing was completed on November 16, 2020. The Court granted the motion to amend on January 6, 2021, and individual direct purchasers filed an amended consolidated complaint incorporating those allegations on January 29, 2021.
On October 30, 2020, direct purchaser plaintiffs, commercial and institutional indirect purchaser plaintiffs, and end-user consumer plaintiffs filed motions for class certification. Defendants filed their oppositions to class certification on January 22, 2021. Class plaintiffs' replies in support of class certification are due March 29, 2021.
The parties are currently engaged in discovery, subject to the COVID-19-related delays discussed below. It is possible additional individual actions may be filed.
Since March 16, 2020, given the current COVID-19 public health emergency, the Northern District of Illinois issued three orders extending all deadlines in civil cases by 21 days, 28 days and 28 days, respectively, and seven orders that did not extend any deadlines, but explained other court procedures to protect the public health and welfare. These orders apply to the litigation described above. The Northern District of Illinois will vacate, amend or extend the Tenth Amended General Order on or before April 5, 2021.
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
State of New Mexico, ex rel. Hector Balderas v. Koch Foods Inc., et al.
On September 1, 2020, the Attorney General of the State of New Mexico filed a lawsuit in New Mexico state court against Agri Stats, Inc. and producer defendants, including the Company. The case brings claims under the New Mexico Antitrust Act and New Mexico Unfair Trade Practices Act, as well as a common law unjust enrichment claim. Defendants responded to the complaint on February 1, 2021.
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
On October 6, 2020, Plaintiffs in the Oklahoma action moved to consolidate all of these duplicative cases into a MDL before the judge presiding over the Oklahoma case. Briefing on that motion was completed on November 6, 2020, and oral argument on the motion occurred on December 3, 2020. On December 15, 2020, the panel ordered that all actions be consolidated in the Eastern District of Oklahoma for pretrial proceedings. On February 16, 2021, the first-to-file motions in the various actions described above were denied without prejudice. Discovery in the case is underway.
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
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Plaintiffs’ filed their opening brief on appeal on January 8, 2020, the Company filed its response brief on March 9, 2020, and Plaintiffs filed their reply brief on April 29, 2020. The Court held oral argument on October 13, 2020, but has yet to issue a ruling. We intend to vigorously defend the appeal. However, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
On March 2, 2020, defendants moved to dismiss the amended consolidated complaint. The Company also filed an individual motion to dismiss plaintiffs’ claims against the Company. Plaintiffs’ oppositions were originally due on April 24, 2020 and defendants’ replies were due on May 21, 2020. However, on March 20, 2020, the District of Maryland issued Second Amended Standing Order 2020-02, extending all filing deadlines set to fall between March 16, 2020 and April 24, 2020 by 42 days. On April 10, 2020, the District of Maryland issued Standing Order 2020-07, extending all filing deadlines set to fall between March 16, 2020 and June 5, 2020 by 84 days. On May 22, 2020, the District of Maryland issued Standing Order 2020-11, which affirmed the prior Order's 84-day extension but did not extend deadlines further. Pursuant to Standing Order 2020-07, plaintiffs’ filed their omnibus opposition to defendants’ motion to dismiss on July 17, 2020. Defendants filed replies on August 13, 2020. On September 16, 2020, the court granted in part and denied in part defendants’ motion without prejudice, finding that plaintiffs’ allegations against certain defendant corporate families, including the Company, were deficient. On October 16,

2020, plaintiffs moved for leave to file a second amended complaint. Sanderson Farms moved to dismiss the second amended complaint on December 18, 2020. Briefing on motions to dismiss the second amended complaint will be complete by February 25, 2021. No discovery has taken place to date. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
La Fosse, et al. v. Sanderson Farms, Inc.
On October 11, 2019, three named plaintiffs (Daniel Lentz, Pam La Fosse, and Marybeth Norman) filed, in the United States District Court for the Northern District of California, a nationwide class action against the Company on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more of the Company's chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company’s advertising. Specifically, the plaintiffs in this case allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The original Complaint asserted five causes of action under California and North Carolina law. The plaintiffs sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also sought monetary damages, as well as fees and costs. On December 20, 2019, the Company filed a motion to dismiss. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the Complaint. On March 23, 2020, two of the three original plaintiffs (Pam La Fosse and Marybeth Norman) filed a First Amended Complaint in which they were joined by five additional named plaintiffs purporting to assert claims on behalf of a putative nationwide class of consumers and businesses who purchased the Company's chicken products in the prior four years. The core allegations and theories set forth in the First Amended Complaint are the same as in the original complaint. The First Amended Complaint asserted one cause of action under federal law and sixteen causes of action under the laws of various states. The plaintiffs again sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide, as well as monetary damages, fees and costs. On May 6, 2020, the Company filed a partial motion to dismiss the First Amended Complaint, which the Court granted on July 2, 2020 with leave to amend. On July 23, 2020, plaintiffs Pam La Fosse and Sharon Manier filed a Second Amended Complaint on behalf of a putative class of consumers who purchased the Company's chicken in California in the prior four years. Like the earlier iterations of the complaint, the Second Amended Complaint alleges that the remaining plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company's advertising, including for the reasons set forth in their prior complaints. The plaintiffs again seek injunctive relief, monetary damages, fees and costs. On August 6, 2020, the Company moved to dismiss the Second Amended Complaint in part, requesting dismissal of plaintiffs' new implied warranty of merchantability claim. On August 20, 2020, plaintiffs voluntarily agreed to withdraw their new implied warranty claim. Discovery commenced in October 2020 and is ongoing. We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of January 31, 2021. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 9—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2021, was $1.03 billion. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of January 31, 2021 and February 24, 2021, the Company had borrowed $55.0 million, and had approximately $25.2 million outstanding in letters of credit, leaving $919.8 million of borrowing capacity available under the facility.
NOTE 10—INCOME TAXES

The Company’s estimated annual effective tax rate for the three months ended January 31, 2021 was 25.7%, as compared to an estimated annual effective tax rate of 24.5% for the three months ended January 31, 2020. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rate for the three months ended January 31, 2021 would have been approximately 23.8%, as compared to an estimated annual effective tax rate of 24.0% for the three months ended January 31, 2020. The Company estimates its effective tax rate for the full fiscal year 2021, exclusive of discrete items, will be approximately 23.8%. As of January 31, 2021, the Company's deferred income tax liability was $142.8 million, as compared to $141.7 million at October 31, 2020, an increase of $1.1 million.
NOTE 11—SUBSEQUENT EVENT
Our operations in Texas, Louisiana and Mississippi were affected by a significant winter weather event that began impacting the region on or around February 13, 2021. Because of the record low temperatures, power failures, snow and ice, and hazardous road conditions, we were unable during the week of February 15, 2021, to operate our processing plants in those states, deliver day old chicks to broiler farms on our regular schedule, pick up hatching eggs from breeder farms and place those eggs in our hatcheries on our regular schedule, or manufacture and deliver chicken feed to the farms of our independent contract producers on our regular schedule. None of our facilities were damaged, our employees remained safe and we returned to normal operations on February 22, 2021, except for our Hazlehurst, Mississippi processing plant, which returned to normal operations on February 23, 2021. However, our live production supply chain experienced interruptions and losses. We lost 455,000 broilers in houses that either lost water, power or feed, or collapsed under the weight of snow and ice. Because the hazardous road conditions prevented us from delivering day old chicks to broiler farms on our regular schedule, we were forced to humanely euthanize 545,000 chicks in our Texas hatcheries. We also were unable to pick up and place approximately 703,000 hatching eggs in our hatcheries on our normal schedule.
As a result of these interruptions, we will have approximately 1.6 million fewer chickens to process at Texas, Louisiana and Mississippi processing plants than originally planned. These losses represent just under 1% of the number of birds we expected to process during our second quarter of fiscal 2021, prior to the impacts of the winter storms. In addition, both breeder and broiler chickens exposed to extreme temperatures typically suffer some performance losses over their lives. We are in the process of estimating the total financial impact of this event. While the Company is insured for catastrophic events such as this one, it retains $2.75 million of the risk and is subject to a seven day deductible under its business interruption coverage. The Company will seek reimbursement for all of its insured losses. Insured losses related to damaged or destroyed inventory and direct expenses incurred as a result of the event will be recorded in the second quarter of fiscal 2021, up to the $2.75 million retained risk, and such losses that exceed that amount will be recorded as an insurance receivable. Recoveries for lost revenue and reduced margins as a result of business interruption will be recognized as calculations of the claims are completed and agreements with our insurance carriers are reached.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2020.
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
GENERAL
The Company’s poultry operations are fully, vertically-integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and independently of each other, and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices.
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
The Company’s prepared chicken product line includes approximately 40 institutional and consumer-packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
COVID-19
During the second quarter of our fiscal 2020, the World Health Organization declared COVID-19 a pandemic. The effects of the pandemic and the related governmental actions to contain the spread of the novel coronavirus have materially affected our business, including our labor force, revenues, expenses, production levels, and senior management's time, among other things.
In late February 2020, we formed a COVID-19 response team of senior managers, including our CEO, President and CFO, to coordinate our Company's response to the pandemic and manage and mitigate related risks. From late February to late September 2020, the team met twice daily to discuss COVID-19 developments affecting our business and the communities in which we operate. Beginning in late September 2020, the team began meeting once daily, rather than twice. Additionally, our Board of Directors has actively overseen our management of the crisis. Between March 13, 2020 and early June 2020, the Board met weekly to receive updates and discuss our response to the pandemic with our executive leadership. In early June 2020, the Board began meeting generally every two weeks, or more frequently if circumstances warranted, and in August 2020, the Board began meeting on an as needed basis. Throughout the pandemic, regardless of meeting frequency, the Board has received weekly materials providing operational and COVID-19-related updates.
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
•At each of our processing plants, we set up on-site medical clinics, which are staffed by third-party medical providers. At these clinics, telemedicine services, flu and coronavirus tests and flu vaccinations are provided at no cost for our employees. Additionally, we are communicating and coordinating with our third-party medical providers and state and local health officials in preparation for utilizing these clinics to provide coronavirus vaccinations once they become available for our employees.
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
•Employees who test positive for COVID-19, those who live in the same household as someone who has tested positive, and those who work in close proximity to an employee who has tested positive are sent home to isolate or self-quarantine with pay. The specific isolation or quarantine period varies based on individual circumstances but generally ranges from 10 to 24 days.
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
•We are providing and requiring employees, United States Department of Agriculture inspectors and essential visitors to wear face masks and/or face shields. Anyone on the premises of our processing plants, feed mills, hatcheries and vehicle maintenance shops is required to wear this equipment. Where an employee's job function does not permit him or her to wear a face shield, we require the employee to wear safety glasses.
•In areas of our facilities where space allows, we have implemented social distancing measures, and in areas where equipment configurations allow, we have installed physical barriers between work stations. In areas where social distancing or the installation of physical barriers is not achievable, the use of face shields is mandatory. Additionally, we have optimized ventilation throughout our facilities to mitigate the risk of exposure to the virus. We are also providing and requiring employees and essential visitors at our general corporate offices and our laboratory to wear face masks while in common areas and in instances where social distancing is not achievable.
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

•In November 2020, we adopted a practice to temporarily send home, with pay, employees ages 65 or older who work at Company locations at which the number of positive coronavirus cases as a percentage of total employees at the location reaches a certain threshold. This has been triggered at only two locations.
•We have closed our Company-owned childcare facility in Collins, Mississippi until further notice.
•In certain of our facilities that are located in communities that experienced high infection rates, we cooperated with local health authorities or determined on our own to test all our employees at the facility for coronavirus. Employees who tested positive were sent home with pay for the periods described above. To date, we have performed five facility-wide tests resulting in positive rates per employee tested of 3.3%, 0.5%, 5.8%, 3.3% and 7.3%.
During the COVID-19 pandemic, we have also provided assistance to our employees including, but not limited to, the following:
•As a food producer, we have been designated by the federal government as part of the United States' critical infrastructure with a special responsibility to continue operations. Therefore, from late-March 2020 through mid-September 2020, we paid hourly employees who worked all of their scheduled hours during a week an attendance bonus equal to $1.00 per hour.
•We enhanced our health plan to provide for 100% coverage of testing and treatment of COVID-19 at no cost to plan participants.
•We provided detailed guidance to our employees on the steps to take to ensure timely receipt of the stimulus payment provided under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.
•We distributed written materials to our employees in all languages appropriate for our employee population to inform them about COVID-19 risks and encourage good personal hygiene, cleaning and social distancing practices away from work and when carpooling to work to protect themselves and their families.
•We have given our employees free bottles of hand sanitizer which they may refill from supplies at our facilities and washable masks for them and their families.
•We have given free, 10-pound packages of fresh chicken to our employees in connection with several holidays.
•Because demand for the products we produce at our prepared chicken facility significantly decreased during the early stages of the pandemic, we ran fewer shifts at that facility. We assisted our employees at the plant in filing for unemployment benefits due to their reduced work hours.
We have continued to serve our customers and support our communities:
•As a result of the COVID-19 pandemic, most of the nation's restaurants have been forced to operate at significantly reduced capacity or to close completely. As a result, our retail grocery store customers experienced a surge in demand for food to be prepared at home. Because of the significant decrease in demand from our food service customers, during the second quarter of fiscal 2020 we were able to divert approximately 4.3 million head of chickens from our big bird program to be processed at our plants that serve retail grocery store customers. To accomplish this, we increased the number of shifts at our plants that process retail product, and we have not experienced any significant delays or other hindrances in our shipment of products to our retail grocery store customers.
•Since the beginning of the pandemic, we have donated over 1.4 million pounds of chicken to employees, food banks and other relief organizations.
•During the pandemic, we have donated tens of thousands of N95, KN95, disposable and washable masks to a number of hospitals and community organizations.
On March 27, 2020, the CARES Act was enacted. The CARES Act affects the Company in several areas including, but not limited to, the following:
•It allows for the deferral of the employer portion of social security payroll tax payments that would have otherwise been paid between the enactment date and December 31, 2020. We used this provision to increase our available liquidity. During fiscal 2020, we deferred approximately $20.7 million, and during the first quarter of fiscal 2021, we deferred an additional $6.5 million, resulting in a total deferral of approximately $27.2 million that would have been a cash outflow in the absence of the CARES Act. Fifty percent of this deferral is due during calendar year 2021 and fifty percent is due during calendar year 2022. We intend to remit approximately $20.7 million of the deferred payroll taxes on or before June 15, 2021 and the remaining $6.5 million on or before June 15, 2022, so that we are able to deduct the corresponding payroll tax expenses on our fiscal 2020 and 2021 income tax returns, respectively.
•The Employee Retention Credit, a refundable, wage-related tax credit, was made available to eligible employers. We recognized a $3.5 million benefit, before income taxes, related to this credit during our fourth quarter of fiscal 2020, and we recognized an additional $1.1 million benefit, before income taxes, related to this credit during our first quarter of fiscal 2021.
EXECUTIVE OVERVIEW OF RESULTS
For the first quarter of fiscal 2021, we reported net income of $9.5 million, or $0.42 per share, as compared to a net loss of $38.6 million, or $1.76 per share during the first quarter of fiscal 2020. The significant improvement in our results is primarily attributable to higher average selling prices for our products, slightly offset by higher average costs of goods sold. Our results for the first quarter of fiscal 2021 continued to be affected by the COVID-19 pandemic. The primary impacts were:
•Orders from food service customers declined dramatically during the second quarter of fiscal 2020 due to widespread closures or significant reductions in operating capacity of restaurants and other venues where food is consumed away from home. Since that time, demand from our largest food service customers has fluctuated from week to week, coinciding with the fluctuating governmental restrictions placed on the restaurant industry. The average weekly volume sold to our largest food service customers during our first quarter of fiscal 2021 ranged from 72% to 105% of levels seen before the pandemic. The impact of fluctuating demand is evidenced by the Urner Barry quote for boneless breast meat. In mid-May 2020, the quoted price reached $1.58 per pound before falling to $0.97 per pound in mid-June and recovering to $1.19 per pound by August 5, 2020. The quoted price fell to $0.86 per pound by October 5, 2020, was $1.32 per pound on January 31, 2021, and has now risen further to $1.45 per pound as of February 24, 2021. We believe the most recent improvement in the quoted market price is attributable, at least in part, to an increase in demand from quick-service restaurant chains that are featuring or planning to feature chicken products on their menus. In addition, we expect demand from food service customers will improve as more consumers dine away from home as governmental restrictions are relaxed or lifted in certain areas of the country and as the number of people vaccinated for COVID-19 increases.
•We announced during our second fiscal quarter of 2020 that, in response to reduced demand from food service customers caused by the COVID-19 pandemic, we would reduce production at plants processing a larger bird for food service customers. Additionally, we reduced the target live weight for our Hazlehurst, Mississippi plant from a big bird size to a chill-pack size, and the birds processed at that plant reached the target live weight on or about November 23, 2020. As a result of the production cuts and the lower live weight in Hazlehurst, we processed 1.15 billion pounds of dressed poultry during the first fiscal quarter of 2021, down 1.6% from the 1.17 billion pounds processed during the first fiscal quarter of 2020.
•The demand shift to food prepared at home caused demand from our retail grocery store customers to surge during the early stages of the pandemic, and that demand remains strong as a result of the fluctuating options available for dining away from home and some consumers' unwillingness to dine away from home in close proximity to others.
•Demand for our products from our traditional export partners was soft following the onset of the pandemic. Many countries to which we export our products faced myriad issues ranging from lack of liquidity to logistical challenges as a result of COVID-19. These challenges created volatility in most export markets, although demand and pricing for chicken paws sold to China has remained strong throughout the pandemic. During the first two months of fiscal 2021, demand and pricing for products typically sold for export, such as leg quarters and drumsticks, remained soft; however, demand and pricing for those products improved significantly beginning in January 2021 and continuing into February. We believe this strength is the result of several factors, including higher crude oil prices and the value of the United States dollar in relation to other foreign currencies.
•Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. As a result, the first quarter of fiscal 2021 includes approximately $11.4 million in direct COVID-19 costs for payroll expenses for employees who are quarantined and items and services related to workplace safety, including personal protective equipment, thermometers, barriers and other social-distancing measures, professional cleaning, on-site medical clinics, and additional nursing staff, among other things.
Our higher average cost of goods sold during the first quarter of fiscal 2021 as compared to the same quarter a year ago reflects increases in both non-feed related costs of goods sold, details of which are described in the "Results of Operations" section below, and in feed costs per pound of chicken processed. When combined, the average cash prices paid by the Company for corn and soybean meal were higher during the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020, which contributed to an increase in feed costs in broiler flocks processed. Unfavorable growing conditions and weather events in certain areas of the United States during the late summer and fall of 2020 caused corn and soybean production in the United States to fall below levels that were originally estimated by the United States Department of Agriculture and other industry analysts. The production shortfall, combined with significant export demand, have contributed to current market prices for feed grains that are significantly higher than prices paid by the Company during fiscal 2020. We have priced a significant portion of our corn basis through July 2021 and a significant portion of our soybean meal basis through October 2021. Although we have priced significant portions of our basis needs, we have priced none of our actual corn and soybean meal needs past March 2021. Had we priced our remaining fiscal 2021 grain needs at February 24, 2021 cash market prices quoted on the Chicago Board of Trade, we estimate our costs of feed grains based on 2020 volumes would be approximately $325.4 million higher during fiscal 2021 as compared to fiscal 2020. Based on our projected production levels for the remainder of the fiscal year, we estimate that those higher grain costs, along with estimated basis costs, would result in approximately $0.0668 per pound higher feed costs in broiler flocks processed for fiscal 2021 as compared to fiscal 2020. These numbers are estimates and are subject to change as we move through the balance of the year.
Our overall cost structure will be higher during fiscal 2021 than in fiscal 2020, primarily because of higher grain prices. We believe that demand for our products from retail grocery stores will continue to be strong as consumers continue to prepare more food at home than prior to the pandemic. While we expect some improvement in food service demand, we believe this trend will continue to some extent because we expect, among other factors:
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
While demand for our retail grocery products is currently favorable and demand from our food service customers has improved, it is uncertain how long these conditions will persist. How long current conditions will last and the future effect of the pandemic on our business will depend on many factors, including:
•the timing of the distribution of COVID-19 vaccines;
•whether there are resurgences in COVID-19 infections that make people fearful of dining out or cause state, local and foreign governments to extend or reimpose stay-at-home restrictions, as well as varying restrictions on restaurants;
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
•with respect to our export sales, the condition of the oil market, the relative strength of foreign currencies against the U.S. dollar and political uncertainty that could affect trade relations with other countries, especially with China; and
•the effect of the pandemic on our operations, including labor shortages we have experienced and may continue to experience as a result of the pandemic.
In addition to the challenges created by the COVID-19 pandemic, our employees, managers, contractors and independent contract producers in Texas, Louisiana and Mississippi have navigated the historic winter weather event that began affecting the region on February 13, 2021. Because of the record low temperatures, power failures, snow and ice, and hazardous road conditions, we were unable during the week of February 15, 2021, to operate our processing plants in those states, deliver day old chicks to broiler farms on our regular schedule, pick up hatching eggs from breeder farms and place those eggs in our hatcheries on our regular schedule, or manufacture and deliver chicken feed to the farms of our independent contract producers on our regular schedule. None of our facilities were damaged, our employees remained safe, and we returned to normal operations on February 22, 2021, except for our Hazlehurst, Mississippi processing plant, which returned to normal operations on February 23, 2021. However, our live production supply chain experienced interruptions and losses. We lost 455,000 broilers in houses that either lost water, power or feed, or collapsed under the weight of snow and ice. Because the hazardous road conditions prevented us from delivering day old chicks to broiler farms on our regular schedule, we were forced to humanely euthanize 545,000 chicks in our Texas hatcheries. We also were unable to pick up and place approximately 703,000 hatching eggs in our hatcheries on our normal schedule.
As a result of these interruptions, we will have approximately 1.6 million fewer chickens to process at Texas, Louisiana and Mississippi processing plants than originally planned. These losses represent just under 1% of the number of birds we expected to process during our second quarter of fiscal 2021, prior to the impacts of the winter storms. In addition, both breeder and broiler chickens exposed to extreme temperatures typically suffer some performance losses over their lives. We are in the process of estimating the total financial impact of this event. While the Company is insured for catastrophic events such as this one, it retains $2.75 million of the risk and is subject to a seven day deductible under its business interruption coverage. The Company will seek reimbursement for all of its insured losses. Insured losses related to damaged or destroyed inventory and direct expenses incurred as a result of the event will be recorded in the second quarter of fiscal 2021, up to the $2.75 million retained risk, and such losses that exceed that amount will be recorded as an insurance receivable. Recoveries for lost revenue and reduced margins as a result of business interruption will be recognized as calculations of the claims are completed and agreements with our insurance carriers are reached.
RESULTS OF OPERATIONS
Net sales for the first quarter ended January 31, 2021 were $909.3 million as compared to $823.1 million for the first quarter ended January 31, 2020, an increase of $86.2 million, or 10.5%. Net sales of poultry products for the first quarter ended January 31, 2021 and 2020, were $870.2 million and $771.5 million, respectively, an increase of $98.7 million, or 12.8%. The increase in net sales of poultry products resulted from a 13.0% increase in the average sales price of poultry products sold, slightly offset by a 0.1% decrease in the pounds of poultry products sold. During the first quarter of fiscal 2021, the Company sold 1,150.2 million pounds of poultry products, down from 1,151.8 million pounds during the first quarter of fiscal 2020. The decrease in pounds of poultry products sold resulted from a 0.8% decrease in the number of head processed and a 1.1% decrease in the average live weight of poultry processed.
Overall, quoted market prices for poultry products increased during the first quarter of fiscal 2021 as compared to the same quarter of fiscal 2020. When compared to the first quarter of fiscal 2020, Urner Barry average market prices for jumbo wings, tenders and boneless breast meat increased by 34.3%, 27.4%, and 10.5%, respectively, while average quoted market prices for boneless thigh meat and leg quarters decreased by 43.5% and 26.4%, respectively. Average realized prices for chicken products sold to retail grocery store customers increased by 3.1% during the first quarter of fiscal 2021 as compared to the same period of fiscal 2020 and continue to reflect strong demand.
Net sales of prepared chicken products for the quarters ended January 31, 2021 and 2020 were $39.1 million and $51.6 million, respectively, representing a decrease of 24.3%. This decrease is primarily attributable to a 22.4% decrease in the pounds of prepared chicken products sold, while the average sales price of prepared chicken products sold also decreased by 2.3%. During the first quarter of fiscal 2021, the Company sold 21.2 million pounds of prepared chicken products, down from 27.3 million pounds during the first quarter of fiscal 2020. The decrease in pounds of prepared chicken products sold resulted from the decrease in demand from our food service customers due to the COVID-19 pandemic, as described above.
Cost of sales for the first quarter of fiscal 2021 was $839.3 million as compared to $823.5 million during the first quarter of fiscal 2020, an increase of $15.8 million, or 1.9%. Cost of sales of poultry products during the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, was $802.3 million and $775.8 million, respectively, which represents a 3.6% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from a $0.0251 per pound, or 6.0%, increase in other costs of sales of poultry products, and an increase in the cost of feed per pound of broilers processed of $0.0034, or 1.3%.

Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended January 31, 2021			Three Months Ended January 31, 2020			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$32,952		$0.4701	$35,121		$0.3868	$(2,169)	$0.0833
Feed in broilers processed	303,047		0.2631	304,658		0.2597	(1,611)	0.0034
All other cost of sales	508,226		0.4412	488,111		0.4161	20,115	0.0251
Reversal of prior-period inventory write-down	—		—	(2,800)		(0.0024)	2,800	0.0024
Less: Ending Inventory	30,596		0.4985	37,861		0.3797	(7,265)	0.1188
Total poultry cost of sales	$813,629	(1)	$0.7010	$787,229	(1)	$0.6762	$26,400	$0.0248
Pounds:
Beginning Inventory	70,103			90,805
Poultry processed/other	1,151,917			1,173,174
Poultry sold	1,160,646	(1)		1,164,256	(1)
Ending Inventory	61,374			99,723
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0251 per pound processed, or 6.0%, during this year’s first fiscal quarter compared to the same quarter a year ago. This increase is primarily attributable to higher labor, packaging and certain fixed costs in our processing facilities, slightly higher freight costs incurred for the delivery of finished product, and higher independent contract producer pay, as well as expenses incurred in response to the COVID-19 pandemic. The COVID-19 related expenses included in other costs of sales during the first quarter of fiscal 2021 total approximately $5.3 million and include payroll expenses for employees who are quarantined and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. Excluding the COVID-19 related expenses, other costs of sales increased by $0.0206 per pound processed, or 4.9%.
Cost of sales of the Company’s prepared chicken products during the first quarter of fiscal 2021 were $37.0 million as compared to $47.7 million during the same quarter a year ago, a decrease of $10.7 million, or 22.5%. This decrease was primarily attributable to a 22.4% decrease in the pounds of prepared chicken sold, which is the result of reduced demand for prepared chicken products from our food service customers due to the COVID-19 pandemic.
The Company recorded the value of live broiler inventories on hand at January 31, 2021 at cost. In periods when the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods when the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at January 31, 2021 or January 31, 2020.
Selling, general and administrative ("SG&A") costs during the first quarter of fiscal 2021 were $56.6 million, an increase of $7.1 million compared to the $49.5 million during the first quarter of fiscal 2020. The following table includes the components of SG&A costs for the three months ended January 31, 2021 and 2020.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020	Increase/(Decrease)
COVID-19-related expense	6,162	—	6,162
Legal expense	8,464	6,485	1,979
Administrative salaries	12,357	11,493	864
Broker commissions	3,294	2,587	707
Stock compensation expense	2,402	2,495	(93)
Sanderson Farms Championship expense	1,950	2,047	(97)
Trainee expense	2,986	3,275	(289)
All other SG&A	18,984	21,103	(2,119)
Total SG&A	$56,599	$49,485	$7,114
Regarding the table above, the increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic, and the increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part I, Item 1, Note 8 - Commitments and Contingencies" of this Form 10-Q. The decrease in all other SG&A expenses is primarily the result of lower levels of travel and entertainment expenses as a result of the COVID-19 pandemic.
The Company’s operating income for the three months ended January 31, 2021 was $13.4 million, as compared to an operating loss for the three months ended January 31, 2020 of $49.9 million. The increase in operating income for the period ended January 31, 2021, as compared to the same period a year ago, resulted from higher average selling prices, partially offset by higher average costs of goods sold.
Interest expense during the first quarter of fiscal 2021 was $0.6 million, as compared to $1.2 million during the first quarter of fiscal 2020. The decrease in interest expense during the first quarter of fiscal 2021, as compared to the same period a year ago, is the result of lower outstanding debt levels during fiscal 2021, in addition to lower interest rates.
The Company’s estimated annual effective tax rate for the three months ended January 31, 2021 was 25.7%, as compared to an estimated annual effective tax rates of 24.5% for the three months ended January 31, 2020. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rate for the three months ended January 31, 2021 would have been approximately 23.8%, as compared to an estimated annual effective tax rate 24.0% for the three months ended January 31, 2020. The Company estimates its effective tax rate for the full fiscal year 2021, exclusive of discrete items, will be approximately 23.8%. As of January 31, 2021, the Company's deferred income tax liability was $142.8 million as compared to $141.7 million at October 31, 2020, an increase of $1.1 million.
During the three months ended January 31, 2021, the Company’s net income was $9.5 million, or $0.42 per share. For the three months ended January 31, 2020, the Company’s net loss was $38.6 million, or $1.76 per share. The increase in net income for the first quarter of fiscal 2021, as compared to the same period in fiscal 2020 is primarily attributable to higher average selling prices, partially offset by higher average costs of goods sold. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2021 was $387.4 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.6 to 1. The Company’s working capital and current ratio at October 31, 2020 were $354.0 million and 2.6 to 1, respectively. These measures reflect the Company’s ability to meet its short-term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2021 include cash on hand at October 31, 2020, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. As of January 31, 2021 and February 24, 2021, the Company had borrowed $55.0 million under the facility, and had approximately $25.2 million outstanding in letters of credit, leaving $919.8 million of borrowing capacity available under the facility. Management believes the Company has sufficient liquidity available to meet its needs.

The Company’s cash position at January 31, 2021 and October 31, 2020 consisted of $50.1 million and $49.1 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at January 31, 2021 and October 31, 2020 was held in bank accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the three months ended January 31, 2021 totaled $9.4 million, as compared to cash flows used in operating activities of $65.9 million during the three months ended January 31, 2020. Cash flows from operating activities increased by $75.3 million, resulting from two primary factors. During the first three months of fiscal 2021, the Company realized higher margins due to an increase in average selling prices, partially offset by an increase in average costs of goods sold, as compared to the first three months of fiscal 2020. This increase in cash flows was partially offset by an increase in inventories, especially our live bird and feed inventories, during our first fiscal quarter of 2021, as we began purchasing higher-priced corn and soybean meal during the quarter.
Cash flows used in investing activities during the first three months of fiscal 2021 and 2020 were $36.8 million and $71.2 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2021 were approximately $36.9 million, and included approximately $12.2 million for multiple large-scale equipment and building upgrades at multiple complexes and approximately $4.9 million on construction of a new hatchery in Jones County, Mississippi. Capital expenditures for the first three months of fiscal 2020 were $71.2 million, and included approximately $20.6 million for multiple large-scale equipment and building upgrades at multiple complexes.
Cash flows provided by financing activities during the three months ended January 31, 2021 totaled $28.4 million, as compared to cash flows provided by financing activities of $105.0 million during the three months ended January 31, 2020. The change in cash flows from financing activities is primarily attributable to the decrease in borrowings under the Company's revolving credit facility. During the three months ended January 31, 2021, the Company's borrowings under the facility totaled $30.0 million as compared to borrowings of $110.0 million under the facility during the three months ended January 31, 2020.
As of February 17, 2021, the Company's fiscal 2021 capital budget is approximately $173.6 million. The Company expects the 2021 capital budget to be funded by cash on hand, internally generated working capital, cash flows from operations and funds available under the Company's revolving credit facility. The fiscal 2021 capital budget includes an aggregate of approximately $34.9 million for multiple large-scale equipment and building upgrades at multiple complexes, $12.4 million to purchase new vehicles that in previous years would have been leased, and $10.1 million for construction of a new hatchery to replace the hatchery currently in service in Laurel, Mississippi. Excluding the budgeted amounts for the items detailed above, the fiscal 2021 capital budget is approximately $116.2 million. These amounts are estimates and are subject to change as we move through the remainder of fiscal 2021.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated March 21, 2019, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2021, was $1.03 billion. The credit is unsecured and, unless extended, will expire on March 21, 2024. As of January 31, 2021 and February 24, 2021, the Company had borrowed $55.0 million under the facility, and had approximately $25.2 million outstanding in letters of credit, leaving $919.8 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed March 27, 2019.

Critical Accounting Estimates
We consider accounting policies related to allowance for doubtful accounts, inventories, long-lived assets, accrued self-insurance, performance share plans, income taxes and contingencies to be critical accounting estimates. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2020.

New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted ASU 2016-13 during our first quarter of fiscal 2021, and adoption did not have a material effect on our consolidated financial statements. Under the new standard, we are required to record on our balance sheet an allowance for expected credit losses, which is estimated utilizing historical experience and current and expected economic conditions. Our allowance for expected credit losses is recorded on the accounts receivable, net line of the Condensed Consolidated Balance Sheets and is immaterial to our financial position.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This guidance, which became effective on March 12, 2020, and can be applied through December 31, 2022, has not affected our consolidated financial statements. We have a revolving credit facility that references LIBOR, and we are assessing how this standard may be applied to specific contract modifications through December 31, 2022.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2021, the Company purchased approximately 30.7 million bushels of corn and approximately 276,820 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $30.7 million in the first quarter of fiscal 2021. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.8 million.
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

During the first quarter of fiscal 2021, the Company’s average feed cost per pound of broilers processed totaled $0.2631 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0266, based on the quantity of grain used during the first quarter of fiscal 2021. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the first quarter of fiscal 2021.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first quarter of fiscal 2021:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2021	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	30.7 million bushels	$1.00 per bushel	$30.7 million	$0.0266/lb processed
Soybean meal	276,820 tons	$10.00 per ton	$2.8 million	$0.0024/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it sometimes maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At January 31, 2021 the Company had no fixed-rate debt on its balance sheet; however, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.
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
As of January 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2021.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding our legal proceedings, refer to "Litigation" within "Part I, Item 1, Notes to Consolidated Financial Statements, Note 8 - Commitments and Contingencies," which is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, including under the heading “Item 1A. Risk Factors,” which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently consider immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions about those risks are incorrect or if circumstances change.

There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the fiscal year ended October 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2021, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Nov. 1 - Nov. 30, 2020	13,209	$127.97	13,209	2,000,000
Dec. 1 - Dec. 31, 2020	1,410	131.62	1,410	2,000,000
Jan. 1 - Jan. 31, 2021	—	—	—	2,000,000
Total	14,619	$128.32	14,619	2,000,000
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
3Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

Item 6.    Exhibits
The following exhibits are filed with this report.

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of December 30, 2020. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 5, 2021.)

10.1+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2020. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on January 25, 2021.)

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRLTaxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of December 30, 2020. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 5, 2021.)

10.1+	Sanderson Farms, Inc. Bonus Award Program effective November 1, 2020. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on January 25, 2021.)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________
*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDERSON FARMS, INC.
(Registrant)

Date: February 25, 2021	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: February 25, 2021	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer