Form 10-Q
period 2021-04-30
SANDERSON FARMS INC
filed 2021-05-27
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,330,986 shares outstanding as of May 25, 2021.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	April 30, 2021	October 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$122,911	$49,061
Accounts receivable, net	188,870	147,546
Receivable from insurance companies	3,951	—
Inventories	347,442	290,007
Refundable income taxes	12,519	33,977
Prepaid expenses and other current assets	57,503	57,544
Total current assets	733,196	578,135
Property, plant and equipment, net	1,231,106	1,224,746
Right of use assets	32,198	40,785
Other assets	6,696	5,365
Total assets	$2,003,196	$1,849,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$136,257	$111,463
Dividends payable	9,826	—
Accrued expenses	101,911	98,663
Lease liabilities	13,059	13,981
Total current liabilities	261,053	224,107
Long-term debt	55,000	25,000
Claims payable and other liabilities	12,361	12,175
Deferred income taxes	145,353	141,672
Long-term lease liabilities	19,139	26,804
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,332,310 and 22,251,071 at April 30, 2021 and October 31, 2020, respectively	22,332	22,251
Paid-in capital	94,616	90,420
Retained earnings	1,393,342	1,306,602
Total stockholders’ equity	1,510,290	1,419,273
Total liabilities and stockholders’ equity	$2,003,196	$1,849,031
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Net sales	$1,133,880	$844,711	$2,043,186	$1,667,789
Cost and expenses:
Cost of sales	941,936	832,283	1,781,258	1,655,807
Selling, general and administrative	64,245	56,214	120,844	105,699
	1,006,181	888,497	1,902,102	1,761,506
Operating income (loss)	127,699	(43,786)	141,084	(93,717)
Other income (expense):
Interest expense	(697)	(1,783)	(1,335)	(2,971)
Other	13	3	16	5
	(684)	(1,780)	(1,319)	(2,966)
Income (loss) before income taxes	127,015	(45,566)	139,765	(96,683)
Income tax expense (benefit)	30,104	(51,684)	33,376	(64,225)
Net income (loss)	$96,911	$6,118	$106,389	$(32,458)
Earnings (loss) per share:
Basic	$4.34	$0.28	$4.76	$(1.48)
Diluted	$4.34	$0.28	$4.76	$(1.48)
Dividends per share	$0.44	$0.32	$0.88	$0.64
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2020	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2019	22,203,920	$22,204	$86,010	$1,309,461	$1,417,675
Net loss - first quarter 2020	—	—	—	(38,576)	(38,576)
Cash dividends ($0.32 per share)	—	—	—	(7,113)	(7,113)
Stock compensation plan transactions	25,292	25	(4,721)	—	(4,696)
Amortization of unearned compensation	—	—	2,082	—	2,082
Balance at January 31, 2020	22,229,212	$22,229	$83,371	$1,263,772	$1,369,372
Net income - second quarter 2020	—	—	—	6,118	6,118
Cash dividends ($0.32 per share)	—	—	—	(7,117)	(7,117)
Stock compensation plan transactions	10,362	10	1,099	—	1,109
Amortization of unearned compensation	—	—	1,960	—	1,960
Balance at April 30, 2020	22,239,574	$22,239	$86,430	$1,262,773	$1,371,442

Fiscal Year 2021	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2020	22,251,071	$22,251	$90,420	$1,306,602	$1,419,273
Net income - first quarter 2021	—	—	—	9,478	9,478
Cash dividends ($0.44 per share)	—	—	—	(9,824)	(9,824)
Stock compensation plan transactions	74,564	75	(1,667)	—	(1,592)
Amortization of unearned compensation	—	—	2,147	—	2,147
Balance at January 31, 2021	22,325,635	$22,326	$90,900	$1,306,256	$1,419,482
Net income - second quarter 2021	—	—	—	96,911	96,911
Cash dividends ($0.44 per share)	—	—	—	(9,825)	(9,825)
Stock compensation plan transactions	6,675	6	1,514	—	1,520
Amortization of unearned compensation	—	—	2,202	—	2,202
Balance at April 30, 2021	22,332,310	$22,332	$94,616	$1,393,342	$1,510,290
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended April 30,
	2021	2020
Operating activities
Net income (loss)	$106,389	$(32,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81,618	75,474
Amortization of share-based compensation	5,751	5,173
Live inventory adjustment (net of prior period reversal)	—	(2,800)
Deferred income taxes	3,681	57,256
Loss on asset disposals	46	238
Change in assets and liabilities:
Accounts receivable - trade	(41,324)	(294)
Accounts receivable - insurance	(3,951)	445
Income taxes	21,458	(120,760)
Inventories	(57,435)	(4,749)
Prepaid expenses and other assets	41	(6,242)
Right of use assets	8,587	8,733
Lease liabilities	(8,587)	(8,733)
Accounts payable	23,209	(8,159)
Accrued expenses and other liabilities	4,092	(353)
Total adjustments	37,186	(4,771)
Net cash provided by (used in) operating activities	143,575	(37,229)
Investing activities
Capital expenditures	(86,345)	(129,691)
Net proceeds from sale of property and equipment	452	207
Net cash used in investing activities	(85,893)	(129,484)
Financing activities
Payment of debt issuance costs	(1,877)	—
Borrowings from revolving line of credit	30,000	145,000
Proceeds from issuance of restricted stock under stock compensation plans	523	600
Payments from issuance of common stock under stock compensation plans	(2,655)	(5,861)
Dividends paid	(9,823)	(7,113)
Net cash provided by financing activities	16,168	132,626
Net change in cash and cash equivalents	73,850	(34,087)
Cash and cash equivalents at beginning of period	49,061	95,417
Cash and cash equivalents at end of period	$122,911	$61,330
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,117	$5,588
Dividends payable	$9,826	$7,117
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2021
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2021.
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
Disaggregation of Revenue
The following tables disaggregate our net sales by product category:

Product Category	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020
	(in thousands)
Fresh, chill-packed chicken	$387,328	$343,165
Fresh, vacuum-sealed chicken	428,661	265,258
Fresh, ice-packed chicken	193,757	130,798
Frozen chicken	71,924	62,187
Prepared chicken	46,498	38,810
Other	5,712	4,493
Total net sales	$1,133,880	$844,711

Product Category	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020
	(in thousands)
Fresh, chill-packed chicken	$763,580	$630,432
Fresh, vacuum-sealed chicken	722,779	576,554
Fresh, ice-packed chicken	325,438	251,261
Frozen chicken	135,327	108,861
Prepared chicken	85,413	90,192
Other	10,649	10,489
Total net sales	$2,043,186	$1,667,789
NOTE 3—INVENTORIES
Inventories consisted of the following:

Inventory type	April 30, 2021	October 31, 2020
	(in thousands)
Live poultry-broilers and breeders	$223,762	$180,013
Feed, eggs and other	60,290	53,318
Processed poultry	41,645	32,952
Prepared chicken	12,555	16,142
Packaging materials	9,190	7,582
Total Inventories	$347,442	$290,007
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following:

Description	April 30, 2021	October 31, 2020
	(in thousands)
Land and buildings	$952,118	$931,674
Machinery and equipment	1,382,694	1,350,725
Work-in-process	38,014	16,914
	2,372,826	2,299,313
Less accumulated depreciation	(1,141,720)	(1,074,567)
Property, plant and equipment, net	$1,231,106	$1,224,746
NOTE 5—STOCK COMPENSATION PLANS
Refer to Note 10 and Note 11 of the Company’s October 31, 2020 audited financial statements in the Company's 2020 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and six months ended April 30, 2021 was $3.1 million and $5.8 million, respectively, as compared to total stock based compensation expense of $2.4 million and $5.2 million, respectively, for the three and six months ended April 30, 2020.
During the six months ended April 30, 2021, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 3,662 shares of restricted stock at an average price of $142.88 per share instead of a specified percentage of their cash compensation, and the Company issued 869 matching restricted shares. During the three and six months ended April 30, 2021, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $125,000 and $200,000, respectively, as compared to $48,000 and $104,000, respectively, during the three and six months ended April 30, 2020.
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
The target number of shares specified in the performance share agreements executed on November 1, 2020 totaled 87,350. As of April 30, 2021, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2019. The target number of shares specified in those agreements totaled 56,575. As of April 30, 2021, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The performance period has lapsed for the performance share agreements that were entered into on November 1, 2018, and the Company's average return on equity and average return on sales did not meet the threshold amounts defined by those agreements. As a result, no compensation expense has been recorded related to those agreements.

Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2019 and November 1, 2020 would be earned, an additional $9.0 million and $3.7 million of compensation expense, respectively, would have been accrued as of April 30, 2021.
The Company's compensation expense related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended		Six Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
November 1, 2017	13,055 (a)	$—	$157	$—	$347
November 1, 2018	— (a)	—	—	—	—
November 1, 2019 (1)	— (e)	—	—	—	—
November 1, 2020 (1)	— (e)	—	—	—	—
Total performance share compensation expense		$—	$157	$—	$347
Note (1) - As of April 30, 2021, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2019 and November 1, 2020, due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2020, the Company granted 87,350 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $127.97 per share and will vest on November 1, 2024. On February 18, 2021, the Company granted an aggregate of 9,760 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $153.65 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2021 related to all unvested restricted stock grants totaled 283,142. During the three and six months ended April 30, 2021, the Company recorded compensation expense, included in the total stock based compensation expense above, of $3.0 million and $5.6 million, respectively, related to restricted stock grants, as compared to $2.2 million and $4.7 million, respectively, during the three and six months ended April 30, 2020. The Company had $21.1 million in unrecognized share-based compensation expense as of April 30, 2021, which will be recognized over a weighted average remaining vesting period of approximately two years.
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
The following tables present earnings per share:

	Three Months Ended
	April 30, 2021	April 30, 2020
	(in thousands, except per share amounts)
Net income	$96,911	$6,118
Distributed and undistributed (earnings) to unvested restricted stock	(1,343)	(81)
Distributed and undistributed earnings to common shareholders—Basic	$95,568	$6,037
Weighted average shares outstanding—Basic	22,021	21,943
Weighted average shares outstanding—Diluted	22,021	21,943
Earnings per common share—Basic	$4.34	$0.28
Earnings per common share—Diluted	$4.34	$0.28

	Six Months Ended
	April 30, 2021	April 30, 2020
	(in thousands, except per share amounts)
Net income (loss)	$106,389	$(32,458)
Distributed and undistributed (earnings) to unvested restricted stock	(1,487)	—
Distributed and undistributed earnings (loss) to common shareholders—Basic	$104,902	$(32,458)
Weighted average shares outstanding—Basic	22,015	21,939
Weighted average shares outstanding—Diluted	22,015	21,939
Earnings (loss) per common share—Basic	$4.76	$(1.48)
Earnings (loss) per common share—Diluted	$4.76	$(1.48)
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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. As of April 30, 2021 and October 31, 2020, the fair values of the Company's borrowings under its revolving credit facility approximate the carrying values.
NOTE 8—COMMITMENTS AND CONTINGENCIES
Litigation
In re Broiler Chicken Antitrust Litigation
Between September 2, 2016 and October 13, 2016, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with thirteen other poultry producers and certain of their affiliated companies, in multiple putative class action lawsuits filed by direct and indirect purchasers of broiler chickens in the United States District Court for the Northern District of Illinois. The complaints allege that the defendants conspired to unlawfully fix, raise, maintain, and stabilize the price of broiler chickens, thereby violating federal and certain states’ antitrust laws, and also allege certain related state-law claims. The complaints also allege that the defendants fraudulently concealed the alleged anticompetitive conduct in furtherance of the conspiracy. The complaints seek damages, including treble damages for the antitrust claims, injunctive relief, costs, and attorneys’ fees. As detailed below, the Court has consolidated all of the direct purchaser complaints into one case, and the indirect purchaser complaints into two cases, one on behalf of commercial and institutional indirect purchaser plaintiffs and one on behalf of end-user consumer plaintiffs. The cases are part of a coordinated proceeding captioned In re Broiler Chicken Antitrust Litigation.

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
On January 27, 2017, the defendants filed motions to dismiss the amended complaints in all of the cases, and on November 20, 2017, the motions to dismiss were denied. On February 7, 2018, the direct purchaser plaintiffs filed their third amended complaint, adding three additional poultry producers as defendants. On February 12, 2018, the end-user consumer plaintiffs filed their second amended complaint, adding three additional poultry producers as defendants, along with Agri Stats, Inc. On February 20, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fourth amended complaint. On November 13, 2018, the commercial and institutional indirect purchaser plaintiffs filed their fifth amended complaint, adding three additional poultry producers as defendants. On November 28, 2018, the end-user consumer plaintiffs filed their third amended complaint. On January 15, 2019, the direct purchaser plaintiffs filed their fourth amended complaint, and the commercial and institutional indirect purchaser plaintiffs filed their sixth amended complaint. Both the direct purchaser plaintiffs and the commercial and institutional indirect purchaser plaintiffs added two new poultry producers as defendants, as well as Agri Stats, Inc. On August 6, 2020, the end-user consumer plaintiffs filed a motion for leave to file a fifth amended complaint. The Court granted the end-user consumer plaintiffs’ motion on September 22, 2020 and deemed the version of the complaint filed on August 7, 2020 operative on October 19, 2020. On October 23, 2020, the direct purchaser plaintiffs filed their fifth amended complaint and the commercial and institutional indirect purchaser plaintiffs filed their seventh amended complaint, both of which include bid-rigging allegations.
Between December 8, 2017 and May 18, 2021, additional purported direct-purchaser entities individually brought seventy-three separate suits against twenty poultry producers, including the Company, as well as Agri Stats, Inc. and Utrecht-America Holdings, Inc. ("Rabobank") in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common-law claims, and related claims under federal and Georgia RICO statutes. In addition, certain direct action complaints filed since June 12, 2020 include allegations of federal bid rigging. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On March 3, 2020, the Court denied the Company's motion. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. On July 15, 2020, the Court dismissed Puerto Rico's claims on behalf of its citizens. On July 2, 2020 and August 6, 2020, certain defendants, including the Company, moved to exclude bid rigging allegations and claims from the consolidated In re Broiler Chicken Antitrust Litigation. Plaintiffs filed oppositions on August 6, 2020 and August 20, 2020. Defendants filed replies on August 20, 2020 and September 3, 2020. On September 22, 2020, the Court ordered that plaintiffs’ bid-rigging allegations are bifurcated and any discovery on such claims is stayed until plaintiffs’ supply reduction and Georgia Dock Index theories are resolved. On October 20, 2020, certain direct action plaintiffs filed a motion for leave to amend their complaints. On October 23, 2020, certain direct action plaintiffs filed a consolidated complaint. Defendants filed an opposition to certain direct action plaintiffs’ motion to amend on November 4, 2020. Briefing was completed on November 16, 2020. The Court granted the motion to amend on January 6, 2021, and all direct action plaintiffs consolidated in the In re Broilers Chicken Antitrust Litigation before or on January 29, 2021 filed an amended consolidated complaint on January 29, 2021 incorporating those allegations.
On October 30, 2020, direct purchaser plaintiffs, commercial and institutional indirect purchaser plaintiffs, and end-user consumer plaintiffs filed motions for class certification. Defendants filed their oppositions to class certification on January 22, 2021. Class plaintiffs filed replies in support of class certification on March 29, 2021.
The parties are currently engaged in discovery. Fact discovery is scheduled to close on July 30, 2021, subject to limited extensions for certain direct action discovery. It is possible that additional individual actions will be filed.
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
The Company received a grand jury subpoena in connection with the United States Department of Justice Antitrust Division investigation on September 9, 2019. The Company is complying with the subpoena and providing documents and information as requested by the United States Department of Justice in connection with its investigation.
State of New Mexico, ex rel. Hector Balderas v. Koch Foods Inc., et al.
On September 1, 2020, the Attorney General of the State of New Mexico filed a lawsuit in Santa Fe, New Mexico state court against Agri Stats, Inc. and producer defendants, including the Company. The lawsuit is substantially similar to those brought in In re Broiler Chicken Antitrust Litigation. The case also brings claims under the New Mexico Antitrust Act and New Mexico Unfair Trade Practices Act, as well as a common law unjust enrichment claim. Defendants responded to the complaint on February 1, 2021.
State of Alaska v. Agri Stats, Inc., et al.
On February 19, 2021, the Attorney General of the State of Alaska filed a lawsuit in Anchorage, Alaska state court against Agri Stats, Inc. and producer defendants, including the Company. The lawsuit is substantially similar to those brought in In re Broiler Chicken Antitrust Litigation. The case also brings claims under Alaska's antitrust statute and the Alaska Unfair Trade Practices and Consumer Protection Act, as well as a common law unjust enrichment claim. On May 12, 2021, certain defendants, including the Company, filed motions to dismiss the complaint for lack of personal jurisdiction, which remain pending.
We intend to defend the In re Broiler Chicken Antitrust Litigation and related lawsuits vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail or the Department of Justice were to pursue charges, the Company could be liable for damages or other sanctions, which could have a material, adverse effect on our financial position and results of operations.
In re Broiler Chicken Grower Litigation
On January 27, 2017, Sanderson Farms, Inc. and our subsidiaries were named as defendants, along with four other poultry producers and certain of their affiliated companies, in a putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. On March 27, 2017, the Company was named as a defendant, along with four other poultry producers and certain of their affiliated companies, in a second putative class action lawsuit filed in the United States District Court for the Eastern District of Oklahoma. The Court ordered the suits consolidated into one proceeding, and on July 10, 2017, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the defendants unlawfully conspired by sharing data on compensation paid to broiler farmers, with the purpose and effect of suppressing the farmers’ compensation below competitive levels. The consolidated amended complaint also alleges that the defendants unlawfully conspired to not solicit or hire the broiler farmers who were providing services to other defendants. The consolidated amended complaint seeks treble damages, costs and attorneys’ fees. On September 8, 2017, the defendants filed a motion to dismiss the amended complaint, on October 23, 2017, the plaintiffs filed their response, and on November 22, 2017, the defendants filed a reply. On January 19, 2018, the Court granted the Sanderson Farms defendants’ motion to dismiss for lack of personal jurisdiction.
On February 21, 2018, the plaintiffs filed a substantially similar lawsuit in the United States District Court for the Eastern District of North Carolina against the Company and another poultry producer. The plaintiffs subsequently moved to consolidate this action with the Eastern District of Oklahoma action in the Eastern District of Oklahoma for pretrial proceedings, with the defendants in support thereof. That motion was denied.

On July 13, 2018, the defendants moved to dismiss the lawsuit in the Eastern District of North Carolina, and briefing was completed on September 4, 2018. On January 15, 2019, the Court granted in part the defendants’ motion to dismiss by staying the action in the Eastern District of North Carolina under the first-to-file rule, pending resolution of the action in the Eastern District of Oklahoma. On January 6, 2020, the Court in the Eastern District of Oklahoma denied the remaining defendants’ motion to dismiss. On January 27, 2020, plaintiffs in the Oklahoma case moved for leave to amend their complaint. The Court in the Eastern District of Oklahoma granted the plaintiffs' motion, and the plaintiffs filed a second amended consolidated complaint on February 21, 2020. On May 27, 2020, the Company moved to dismiss the action in the Eastern District of North Carolina under the first-to-file rule. Plaintiffs filed their opposition on June 17, 2020, and the Company filed its reply on July 1, 2020.
On September 11, 2020, additional named grower plaintiffs filed an identical putative class action in the United States District Court for the District of Colorado against Sanderson Farms, Inc. and its Foods, Production, and Processing Divisions, as well as the other initial poultry producer defendants in the Oklahoma action. On October 14, 2020, defendants moved to dismiss the case under the first-to-file doctrine because it is substantively identical to the earlier-filed cases pending in Oklahoma and North Carolina. Briefing on that motion was completed on December 16, 2020.
On September 18, 2020, another named grower plaintiff filed another duplicate class action in the United States District Court for the District of Kansas against the same defendants as the Colorado action. On October 13, 2020, defendants moved to dismiss the case under the first-to-file doctrine because it is substantively identical to the earlier-filed cases pending in Oklahoma, North Carolina, and Colorado. Briefing on that motion was completed on December 15, 2020.
On October 8, 2020, new named grower plaintiffs filed another duplicate class action in the United States District Court for the Northern District of California against the same defendants as the Colorado and Kansas actions. The Company waived service of the complaint on December 11, 2020.
On October 23, 2020, the District Court of Kansas stayed proceedings in that action (other than those related to the first-to-file motion) pending resolution of the first-to-file motion and the multi-district litigation ("MDL") consolidation motion discussed below. On November 12, 2020, the District Court of Colorado stayed proceedings in that action (other than those related to the first-to-file motion) pending resolution of the first-to-file motion and the MDL consolidation motion discussed below.
On October 6, 2020, Plaintiffs in the Oklahoma action moved to consolidate all of these duplicative cases into a MDL before the judge presiding over the Oklahoma case. Briefing on that motion was completed on November 6, 2020, and oral argument on the motion occurred on December 3, 2020. On December 15, 2020, the panel ordered that all actions be consolidated in the Eastern District of Oklahoma for pretrial proceedings. The cases are consolidated as In re Broiler Chicken Grower Antitrust Litigation, No. 6:20-md-2977-RJS-CMR (E.D. Okla.). On February 12, 2021, the MDL Court held a status conference and entered a scheduling order for the MDL. On February 16, 2021, the first-to-file motions in the various actions described above were denied without prejudice. On February 19, 2021, Plaintiffs filed a consolidated amended complaint before the MDL Court. On March 31, 2021, the Company filed its answers to Plaintiffs' consolidated amended complaint. Discovery in the case is underway.
We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Antitrust Civil Investigative Demands
On February 21, 2017, the Company received an antitrust civil investigative demand ("CID") from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time.
Separately, the Company is also aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida, an antitrust CID that includes a request to produce all documents submitted by the recipients to the Department of Justice relating to In re Broiler Chicken Antitrust Litigation.

The Company is also aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Louisiana Department of Justice - Office of the Attorney General a CID that includes a request to produce all deposition transcripts from the In re Broiler Chicken Antitrust Litigation.
On August 6, 2020, the Company received a CID from the Office of the Attorney General for the State of Washington seeking information in connection with its investigation of possible violations of the Washington Consumer Protection Act and/or the Sherman Act concerning contracts, combinations, or conspiracies in restraint of trade or commerce in the market for broiler chicken. The Company is cooperating with the investigative demand and providing documents and information as requested by the Office of the Attorney General for the State of Washington. The Company is unable to predict the outcome of the investigation at this time.
Separately, the Company is also aware that, On March 23, 2021, certain plaintiffs' counsel in In re Broiler Chicken Litigation also received a CID from the Office of the Attorney General for the State of Washington that includes a request to produce all deposition transcripts and expert reports from the In re Broiler Chicken Antitrust Litigation.
Friends of the Earth, et al v. Sanderson Farms, Inc.
On June 22, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California. The complaint, which was brought by three non-profit organizations (the Organic Consumers Association, Friends of the Earth, and Center for Food Safety) alleged that the Company is violating the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Among other things, the plaintiffs alleged that the Company’s products contain residues of human and animal antibiotics, other pharmaceuticals, hormones, steroids, and pesticides. Plaintiffs sought an order enjoining the Company from continuing its allegedly unlawful marketing program and requiring the Company to conduct a corrective advertising campaign; an accounting of the Company’s profits derived from the allegedly unlawful marketing practices; and attorneys’ fees, costs and interest. On August 2, 2017, the Company moved to dismiss the lawsuit on various grounds. On August 23, 2017, the plaintiffs filed an amended complaint, which included substantially similar allegations as the original complaint, and the Company filed a motion to dismiss the amended complaint on September 13, 2017. On February 9, 2018, the Court denied the Company’s motion to dismiss. An initial scheduling conference was held on March 1, 2018, and discovery started thereafter. On June 25, 2018, the plaintiffs amended their complaint for a second time, including to remove allegations that the USDA had found the Company’s chicken samples to contain residues of antibiotics or other substances. On July 9, 2018, the Company filed a motion to dismiss the second amended complaint. On July 18, 2018, during the pendency of that motion, the parties stipulated to the voluntary dismissal of one of the plaintiff organizations (the Organic Consumers Association). The other two plaintiffs continued to prosecute their claims. On September 11, 2018, the Court granted the motion to dismiss the second amended complaint with leave to amend the complaint, and on October 2, 2018, the remaining plaintiffs filed a third amended complaint. The third amended complaint alleged that the Company misleads consumers with regard to: (1) the presence of unnatural residues in its chicken products; (2) the fact that it uses antibiotics in raising its chickens; (3) the conditions in which it raises its chickens; and (4) the risks of human antibiotic resistance caused by the Company’s use of antibiotics. On October 16, 2018, the Company filed a motion to dismiss the third amended complaint, and on December 3, 2018, the Court denied that motion. Fact discovery concluded on March 18, 2019. On April 1, 2019, the Company filed a motion to dismiss for lack of subject matter jurisdiction on grounds that the remaining plaintiffs lacked standing. The Court held a hearing on the Company’s motion on May 30, 2019. On July 31, 2019, the Court granted the Company’s motion without prejudice, stating that dismissal for lack of standing must be without prejudice, but denied the plaintiffs leave to amend their complaint. On October 8, 2019, the Court taxed $12,701 in costs in favor of the Company as the prevailing party.
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Briefing was complete as of April 29, 2020, and the Court held oral argument on October 13, 2020. On March 31, 2021, a panel of the Ninth Circuit unanimously affirmed the District Court's dismissal. The organizations subsequently declined to seek reconsideration by the Ninth Circuit panel or en banc review by all active judges on the Ninth Circuit.
The organizations may still seek to file a petition for certiorari seeking review by the U.S. Supreme Court. In the event that they do, we intend to vigorously defend the appeal. However, the Company cannot predict the outcome of such an appeal. If the plaintiffs were to prevail, the Company’s reputation and marketing program could be materially, adversely affected, which could have a material, adverse effect on our financial position and results of operations.
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
On November 12, 2019, the Court ordered that the four putative class action complaints would be consolidated for all pretrial purposes. The Court ordered plaintiffs to file their consolidated complaint on or before November 14, 2019. Defendants’ motions to dismiss the consolidated complaint were filed on November 22, 2019. Briefing was scheduled to be completed on or before February 28, 2020; however, after the defendants filed their motions to dismiss, on November 26, 2019, plaintiffs notified defendants that they intended to file an amended consolidated complaint. Plaintiffs filed an amended consolidated complaint on December 20, 2019. Plaintiffs named as defendants Sanderson Farms, Inc. and its Foods and Processing Divisions, as well as ten other broiler chicken producers and their affiliates; three turkey producers and their affiliates; Agri Stats, Inc.; and WMS. Plaintiffs brought their amended consolidated complaint on behalf of employees at broiler chicken and turkey processing plants and allege that the defendants unlawfully conspired by agreeing to fix and depress the compensation paid to them. On January 9, 2020 and January 27, 2020, the Court approved the voluntary dismissal without prejudice of two of the three nearly identical putative class action lawsuits. On March 12, 2020, the Court approved the voluntary dismissal without prejudice of the third nearly identical putative class action lawsuit.
On March 2, 2020, defendants moved to dismiss the amended consolidated complaint. The Company also filed an individual motion to dismiss plaintiffs’ claims against the Company. Plaintiffs filed their omnibus opposition to defendants’ motions to dismiss on July 17, 2020. Defendants filed their reply briefs on August 13, 2020. On September 16, 2020, the Court granted in part and denied in part defendants’ motion without prejudice, finding that plaintiffs’ allegations against certain corporate defendant families, including the Company, were deficient.
Plaintiffs filed a second amended consolidated complaint against the Company on November 2, 2020. The Company filed a renewed motion to dismiss resisting plaintiffs' amended allegations on December 18, 2020. The Court denied that motion on March 10, 2021. Discovery in the case is underway.
We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
La Fosse, et al. v. Sanderson Farms, Inc.
On October 11, 2019, three named plaintiffs (Daniel Lentz, Pam La Fosse, and Marybeth Norman) filed, in the United States District Court for the Northern District of California, a nationwide class action against the Company on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more of the Company's chicken products in the prior four years. The lawsuit alleges that the named plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company’s advertising. Specifically, the plaintiffs in this case allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the Company's chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The original complaint asserted five causes of action under California and North Carolina law. The plaintiffs sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also sought monetary damages, as well as fees and costs. On December 20, 2019, the Company filed a motion to dismiss. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the complaint. On March 23, 2020, two of the three original plaintiffs (Pam La Fosse and Marybeth Norman) filed a first amended complaint in which they were joined by five additional named plaintiffs purporting to assert claims on behalf of a putative nationwide class of consumers and businesses who purchased the Company's chicken products in the prior four years. The core allegations and theories set forth in the first amended complaint are the same as in the original complaint. The first amended complaint asserted one cause of action under federal law and sixteen causes of action under the laws of various states. The plaintiffs again sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide, as well as monetary damages, fees and costs. On May 6, 2020, the Company filed a partial motion to dismiss the first amended complaint, which the Court granted on July 2, 2020 with leave to amend. On July 23, 2020, plaintiffs Pam La Fosse and Sharon Manier filed a second amended complaint on behalf of a putative class of consumers who purchased the Company's chicken in California in the prior four years. Like the earlier iterations of the complaint, the second amended complaint alleges that the remaining plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company's advertising, including for the reasons set forth in their prior complaints. The plaintiffs again seek injunctive relief, monetary damages, fees and costs. On August 6, 2020, the Company moved to dismiss the second amended complaint in part, requesting dismissal of plaintiffs' new implied warranty of merchantability claim. On August 20, 2020, plaintiffs voluntarily agreed to withdraw their new implied warranty claim. Discovery commenced in October 2020 and is ongoing.
We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
In Defense of Animals, et al. v. Sanderson Farms, Inc.
On July 31, 2020, two non-profit organizations (In Defense of Animals and Friends of the Earth) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint asserts substantially similar (and in many cases identical) allegations and claims against the Company as the prior case brought by Friends of the Earth and other organizations, which the court dismissed in July 2019 and the Ninth Circuit unanimously confirmed in March 2021. Specifically, the plaintiffs assert that the Company violates the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Plaintiffs allege that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misleads consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the Company's chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light, (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The plaintiffs seek injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide as well as in the form of a corrective advertising campaign. The plaintiffs also seek fees and costs.
The parties initially stipulated to a stay of the case pending resolution of the appeal in the related Friends of the Earth case. Following the Ninth Circuit's affirmance of the District Court's dismissal of that case, the Company moved to dismiss the In Defense of Animals case on April 28, 2021. In response to the Company's motion to dismiss, plaintiffs filed an amended complaint on May 26, 2021. The Company's responsive pleading is due on June 25, 2021. No discovery has taken place to date.
We intend to defend this case vigorously; however, the Company cannot predict the outcome of this action. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Other
On January 30, 2017, the Company received a letter from an attorney representing a putative shareholder demanding that the Company take action against current and/or former officers and directors of the Company for alleged breach of their fiduciary duties. The shareholder asserted that the officers and directors (i) failed to take any action to stop the alleged antitrust conspiracy described above, despite their alleged knowledge of the conspiracy, and (ii) made and/or caused the Company to make materially false and misleading statements by failing to disclose the alleged conspiracy. The shareholder also asserted that certain directors engaged in "insider sales" from which they improperly benefited. In addition to demanding that the officers and directors be sued, the shareholder also demanded that the Company adopt unspecified corporate governance improvements.

On February 9, 2017, pursuant to statutory procedures available in connection with demands of this type, the Company's board of directors appointed a special committee of qualified directors to determine, after conducting a reasonable inquiry, whether it was in the Company's best interests to pursue any of the actions demanded in the shareholder's letter. On April 26, 2017, the special committee reported to the Company's board of directors its determination that it was not in the Company's best interests to take any of the demanded actions at that time, and that no governance improvements related to the subject matter of the demand were needed. On May 5, 2017, the special committee's counsel informed the shareholder's counsel of the committee's determination. As of the date of filing of this report, and to the Company's knowledge, no legal proceedings related to the shareholder's demand have been filed.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of April 30, 2021. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 9—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2021, was $1.0 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of April 30, 2021 and May 26, 2021, the Company had borrowed $55.0 million and had approximately $25.2 million outstanding in letters of credit, leaving $919.8 million of borrowing capacity available under the facility.
NOTE 10—INCOME TAXES
The Company’s estimated annual effective tax rates for the three and six months ended April 30, 2021 were 23.7% and 23.9%, respectively, as compared to effective tax rates of 113.4% and 66.4%, respectively, for the three and six months ended April 30, 2020. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rates for the three and six months ended April 30, 2021 would have been approximately 23.8% and 23.8%, respectively, as compared to effective tax rates of 30.2% and 26.9%, respectively, for the three and six months ended April 30, 2020. The discrete items recognized during the three and six months ended April 30, 2020 are primarily related to the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") and are described in more detail below. The Company estimates its effective tax rate for the full fiscal year 2021, exclusive of discrete items, will be approximately 23.8%.
Our financial statements for the three and six months ended April 30, 2020 were materially affected by the changes enacted by the CARES Act. U.S. GAAP requires that the effects from changes in tax laws be recognized during the fiscal period in which the new law is enacted, which for the CARES Act was our second quarter of fiscal 2020. As a result of the applicable accounting guidance and the provisions enacted by the CARES Act, our income tax provision for the three and six months ended April 30, 2020 reflects the carry-back of taxable net operating losses generated during periods in which the statutory federal income tax rate was 21% to periods in which the statutory federal income tax rate was 35%. Due to the difference in statutory rates, we recorded a $49.4 million discrete income tax benefit related to the carry-back provisions during the three and six months ended April 30, 2020. Because the net operating losses were carried back to years in which we initially reduced our taxable income using the Domestic Production Activities Deduction, we recorded a partially offsetting $11.9 million discrete income tax expense during the three and six months ended April 30, 2020 to account for the reduced taxable income.
As of April 30, 2021, the Company's deferred income tax liability was $145.4 million, as compared to $141.7 million at October 31, 2020, an increase of $3.7 million.

NOTE 11—INSURANCE RECEIVABLE
Our operations in Texas, Louisiana and Mississippi were affected by significant winter weather events that began impacting the region on or around February 13, 2021. Because of record low temperatures, power failures, snow and ice, and hazardous road conditions during the week of February 15, 2021, we were unable to operate our processing plants in those states, deliver day old chicks to broiler farms on our regular schedule, pick up hatching eggs from breeder farms and place those eggs in our hatcheries on our regular schedule, or manufacture and deliver chicken feed to the farms of our independent contract producers on our regular schedule. None of our facilities or our equipment were significantly damaged, our employees remained safe and we returned to normal operations on February 22, 2021, except for our Hazlehurst, Mississippi processing plant, which returned to normal operations on February 23, 2021. However, our live production supply chain experienced interruptions and losses. We lost 639,000 broilers in houses that either lost water, power or feed, or collapsed under the weight of snow and ice. Because the hazardous road conditions prevented us from delivering day old chicks to broiler farms on our regular schedule, we were forced to humanely euthanize 545,000 chicks in our Texas hatcheries. We were also unable to pick up and place approximately 665,000 hatching eggs in our hatcheries on our normal schedule.
Our financial statements as of April 30, 2021 include a $4.0 million receivable from insurance carriers for property damage and expenses incurred as a result of the storms, net of the applicable self-insured retention and deductibles. The Company's applicable insurance policy includes a $2.5 million self-insured, eroding retention per policy year and an additional $250,000 deductible per occurrence. As a result, the Company's operating results for the second quarter of fiscal 2021 and the six months ended April 30, 2021 include $2.75 million in cost of goods sold for losses and expenses related to the winter storms. Additionally, the Company's operating results for the second quarter of fiscal 2021 and the six months ended April 30, 2021 were negatively affected by business interruption losses which were the direct result of the winter storms. While we expect to recover some portion of the business interruption losses, we are subject to a seven-day waiting period deductible under the applicable insurance policy. We continue to work with our insurers, adjusters and forensic accountants to refine the calculation of losses stemming from the storms, as well as the amount of those losses applicable to the deductible period. Any recoveries of the business interruption losses will be recognized once the calculations of the claims and negotiations with our insurance carriers are complete.

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
The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice-packed and shipped in bulk form. To reduce its exposure to market cycles that have historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. However, the Company cannot eliminate its exposure to fluctuations in commodity market prices for chicken since market prices for value-added products also demonstrate cyclical characteristics typical with commodity markets. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first salable as a finished product, such as cutting, deboning, deep chilling, packaging and labeling the product.
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
Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. In consultation with infectious disease specialists and epidemiologists, including an infectious disease expert who toured our facilities, we have taken a number of steps to promote health and safety in our operations. We also frequently communicate with state and local officials and health departments regarding our practices. Some of our practices are more stringent than those recommended by the Centers for Disease Control and Prevention. Our practices include, but are not limited to:

•We implemented strict personal and work-related travel and public gathering restrictions for all of our employees, contractors and members of their households. These restrictions have been adjusted as conditions have warranted throughout the pandemic, following consultations with an infectious disease expert.
•At each of our processing plants, we set up on-site medical clinics, which are staffed by third-party medical providers. At these clinics, telemedicine services, flu and coronavirus tests, and flu and coronavirus vaccinations are provided at no cost for our employees.
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
•Until May 18, 2021, we provided and required employees, United States Department of Agriculture inspectors and essential visitors to wear face masks and/or face shields, and anyone on the premises of our processing plants, feed mills, hatcheries and vehicle maintenance shops was required to wear this equipment. Where an employee's job function did not permit him or her to wear a face shield, we required the employee to wear safety glasses. As of May 18, 2021, anyone who is fully vaccinated is no longer required to wear this equipment on our premises.
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
•We have required employees to practice social distancing on breaks and have staggered break times to reduce the number of people in break areas at any one time. We have installed physical partitions in our break rooms to provide barriers between employees and have erected tents outside of our facilities to provide employees with more space during breaks.
•We have installed additional hand sanitizer stations appropriate for use in food processing facilities at all our facilities.
•A third-party sanitation service provider performs an antiviral sanitation process as needed at our facilities, and we have increased the frequency of cleaning common areas and frequently touched surfaces.
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
•In certain of our facilities that are located in communities that experienced high infection rates, we cooperated with local health authorities or determined on our own to test all our employees at the facility for coronavirus. Employees who tested positive were sent home to quarantine with pay.
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
We have continued to serve our customers and support our communities:
•As a result of the COVID-19 pandemic, most of the nation's restaurants were forced to operate at significantly reduced capacity or to close completely for an extended period of time. As a result, our retail grocery store customers experienced a surge in demand for food to be prepared at home. Because of the significant decrease in demand from our food service customers, during the second quarter of fiscal 2020 we were able to divert approximately 4.3 million head of chickens from our big bird program to be processed at our plants that serve retail grocery store customers. To accomplish this, we increased the number of shifts at our plants that process retail product, and we have not experienced any significant delays or other hindrances in our shipment of products to our retail grocery store customers.
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
•The Employee Retention Credit, a refundable, wage-related tax credit, was made available to eligible employers. We recognized a $3.5 million benefit, before income taxes, related to this credit during our fourth quarter of fiscal 2020, and we recognized additional pre-tax benefits of $1.1 million and $3.7 million, respectively, related to this credit during our first and second quarters of fiscal 2021.

EXECUTIVE OVERVIEW OF RESULTS
For the second quarter of fiscal 2021, we reported net income of $96.9 million, or $4.34 per share, as compared to net income of $6.1 million, or $0.28 per share, during the second quarter of fiscal 2020. Results for the second quarter of fiscal 2021 reflect a $6.5 million accrual for a probable Employee Stock Ownership Plan ("ESOP") contribution and $2.75 million in deductible and self-insured retention expenses related to the winter storms that affected our operations during the quarter. Additionally, our operating results for the quarter were negatively affected by business interruption losses which were the direct result of the winter storms. While we expect to recover some portion of the business interruption losses, we are subject to a seven-day waiting period deductible under the applicable insurance policy. We continue to work with our insurers, adjusters and forensic accountants to refine the calculation of losses stemming from the storms, as well as the amount of those losses applicable to the deductible period, and any recoveries of the business interruption losses will be recognized once the calculations of the claims and negotiations with our insurance carriers are complete. Results for the second quarter of fiscal 2020 include the recognition of a net $37.4 million discrete income tax benefit related to the net operating loss carry-back provisions of the CARES Act. Excluding the $6.5 million ESOP accrual and the $2.75 million in deductible and self-insured retention expenses related to the winter storms, net income for the second quarter of fiscal 2021 was $104.0 million, or $4.66 per share, and excluding the discrete income tax benefit recognized during the second quarter of fiscal 2020, our net loss during the quarter ended April 30, 2020 was $31.3 million, or $1.43 per share. The significant improvement in our results is primarily attributable to significantly higher average selling prices for our products, partially offset by significantly higher costs of corn and soybean meal, our primary feed ingredients. Our results for the second quarter of fiscal 2021 continued to be affected by the COVID-19 pandemic. The primary impacts were:
•Orders from food service customers declined dramatically during the second quarter of fiscal 2020 due to widespread closures or significant reductions in operating capacity of restaurants and other venues where food is consumed away from home. Since that time, demand from our food service customers has fluctuated from week to week, coinciding with the fluctuating governmental restrictions placed on the restaurant industry. The impact of fluctuating demand is evidenced by the volatility demonstrated by the daily Urner Barry quote for boneless breast meat. In mid-May 2020, the quoted price reached $1.58 per pound before falling to $0.97 per pound in mid-June and recovering to $1.19 per pound by early August 2020. The quoted price fell to $0.86 per pound by early October 2020, but by January 31, 2021, the end of our first fiscal quarter, the price reached $1.32 per pound. As of April 30, 2021, the end of our second fiscal quarter, the quoted price had risen to $2.03 per pound, and as of May 26, 2021, the price is $2.24 per pound. We believe the most recent improvement in the quoted market price is attributable, at least in part, to an increase in demand from quick-service restaurant chains that are featuring or planning to feature chicken products on their menus. In addition, demand from food service customers continues to improve as more consumers dine away from home as governmental restrictions are relaxed or lifted in certain areas of the country and as the number of people vaccinated for COVID-19 increases.
•We announced during our second fiscal quarter of 2020 that, in response to reduced demand from food service customers caused by the COVID-19 pandemic, we would reduce production at plants processing a larger bird for food service customers. Additionally, we reduced the target live weight for our Hazlehurst, Mississippi plant from a big bird size to a chill-pack size, and the birds processed at that plant reached the target live weight on or about November 23, 2020. Despite the production cuts and lower target live weights, we processed 1.22 billion pounds of dressed poultry during the second fiscal quarter of 2021, up 3.4% from the 1.18 billion pounds processed during the second fiscal quarter of 2020. The increase in pounds processed resulted from a 0.8% increase in the number of head processed and a 1.9% increase in the average live weight of the birds processed. In June 2021, we expect that the first of our plants where production is currently below capacity will return to full capacity. We will continue to return those plants to full capacity during the summer months and expect that all plants, except for St. Pauls, North Carolina and Palestine, Texas will be operating at full capacity by early September 2021. As a result, we estimate we will process 1.22 billion and 1.23 billion pounds of dressed poultry during the third and fourth quarters of fiscal 2021, respectively.
•The demand shift to food prepared at home caused demand from our retail grocery store customers to surge during the early stages of the pandemic, and that demand remains strong as some consumers continue to eat many, if not most, of their meals at home.
•Demand for our products from our traditional export partners was soft following the onset of the pandemic. Many countries to which we export our products faced myriad issues ranging from lack of liquidity to logistical challenges as a result of COVID-19. These challenges created volatility in most export markets, although demand and pricing for chicken paws sold to China has remained strong throughout the pandemic. During the first two months of fiscal 2021, demand and pricing for products typically sold for export, such as leg quarters and drumsticks, remained soft; however, demand and pricing for those products improved significantly beginning in January 2021 and continuing through our second fiscal quarter. We believe this strength is the result of several factors, including higher crude oil prices and the value of the United States dollar in relation to other foreign currencies.
•Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. As a result, the second quarter of fiscal 2021 includes approximately $8.6 million in direct COVID-19 costs for payroll expenses for employees who are quarantined and items and services related to workplace safety, including personal protective equipment, thermometers, barriers and other social-distancing measures, professional cleaning, on-site medical clinics, and additional nursing staff, among other things. By comparison, our second quarter of fiscal 2020 includes approximately $8.4 million in direct COVID-19 expenses.
Our higher average cost of goods sold during the second quarter of fiscal 2021 as compared to the same quarter a year ago reflects increases in both non-feed related costs of goods sold, details of which are described in the "Results of Operations" section below, and in feed costs per pound of chicken processed. When combined, the average cash prices paid by the Company for corn and soybean meal were significantly higher during the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020, which contributed to an increase in feed costs in broiler flocks processed. Unfavorable growing conditions and weather events in certain areas of the United States during the late summer and fall of 2020 caused corn and soybean production in the United States to fall below levels that were originally estimated by the United States Department of Agriculture and other industry analysts. The production shortfall, combined with significant export demand, have contributed to current market prices for feed grains that are significantly higher than prices paid by the Company during fiscal 2020. We have priced a significant portion of our corn basis and needs through September 2021. Additionally, we have priced nearly all of our soybean meal needs for fiscal 2021. Had we priced our remaining fiscal 2021 grain needs at May 26, 2021 cash market prices quoted on the Chicago Board of Trade, we estimate our costs of feed grains based on 2020 volumes would be approximately $367.6 million higher during fiscal 2021 as compared to fiscal 2020. Based on our projected production levels for the remainder of the fiscal year, we estimate that those higher grain costs, along with estimated basis costs, would result in approximately $0.075 per pound higher feed costs in broiler flocks processed for fiscal 2021 as compared to fiscal 2020. These numbers are estimates and are subject to change as we move through the balance of the year.
While demand for our retail grocery products and demand from our food service distribution customers is currently favorable, resulting in selling prices for our products that are more than offsetting the higher prices we are paying for feed grains, it is uncertain how long these conditions will persist. How long current conditions will last and the future effect of the pandemic on our business will depend on many factors, including:
•the acceptance rate of COVID-19 vaccines;
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
•the effect of the pandemic on our operations, including labor shortages we have experienced and may continue to experience as a result of the pandemic; and
•with respect to feed grain prices, the quality and quantity of the 2021 corn and soybean crops.
RESULTS OF OPERATIONS
Net sales for the second quarter ended April 30, 2021 were $1,133.9 million as compared to $844.7 million for the second quarter ended April 30, 2020, an increase of $289.2 million, or 34.2%. Net sales of poultry products for the second quarter ended April 30, 2021 and 2020, were $1,087.2 million and $805.7 million, respectively, an increase of $281.5 million, or 34.9%. The increase in net sales of poultry products resulted from a 32.6% increase in the average sales price of poultry products sold and a 1.8% increase in the pounds of poultry products sold. During the second quarter of fiscal 2021, the

Company sold 1,200.4 million pounds of poultry products, up from 1,179.7 million pounds during the second quarter of fiscal 2020. The increase in pounds of poultry products sold resulted from a 0.8% increase in the number of head processed and a 1.9% increase in the average live weight of the birds processed. Due to the winter storms mentioned above, the Company processed approximately 2.3 million fewer head during the second quarter of fiscal 2021 than what we originally planned prior to the storms' impacts. However, due to higher bird weights and improved yields, our actual pounds processed were higher than our original projection by approximately 1.9%, or 23.1 million pounds.
Quoted market prices for poultry products increased during the second quarter of fiscal 2021 as compared to the same quarter of fiscal 2020. When compared to the second quarter of fiscal 2020, Urner Barry average market prices for jumbo wings, boneless breast meat, tenders, leg quarters and boneless thigh meat increased by 88.9%, 60.4%, 54.5%, 12.3% and 4.3%, respectively. Average realized prices for chicken products sold to retail grocery store customers increased by 4.6% during the second quarter of fiscal 2021 as compared to the same period of fiscal 2020, and retail grocery store demand remains strong.
Net sales of prepared chicken products for the quarters ended April 30, 2021 and 2020 were $46.6 million and $39.0 million, respectively, representing an increase of 19.7%. This increase is primarily attributable to an 18.4% increase in the pounds of prepared chicken products sold, while the average sales price of prepared chicken products sold also increased by 1.0%. During the second quarter of fiscal 2021, the Company sold 24.5 million pounds of prepared chicken products, up from 20.7 million pounds during the second quarter of fiscal 2020.
Net sales for the six months ended April 30, 2021 were $2.04 billion as compared to $1.67 billion for the six months ended April 30, 2020, an increase of $375.4 million, or 22.5%. Net sales of poultry products for the six months ended April 30, 2021 and 2020 were $1.96 billion and $1.58 billion, respectively, an increase of $380.3 million, or 24.1%. The increase in net sales of poultry products resulted from a 23.1% increase in the average sales price of poultry products sold and a 0.8% increase in the pounds of poultry products sold. During the first six months of fiscal 2021, the Company sold 2.35 billion pounds of poultry products, up from 2.33 billion pounds during the first six months of fiscal 2020. The increase in pounds of poultry products sold is the result of a relatively flat number of head processed during the comparative periods, a 0.4% increase in the live weight of birds processed, and improved yields.
Quoted market prices for poultry products increased during the six months ended April 30, 2021 as compared to the same period in fiscal 2020. When compared to the six months ended April 30, 2020, Urner Barry average market prices for jumbo wings, tenders and boneless breast meat increased by 60.2%, 41.3% and 36.8%, respectively, while average market prices for boneless thigh meat and leg quarters decreased by 20.4% and 6.6%, respectively. Average realized prices for chicken products sold to retail grocery stores increased by 3.8% during the first six months of fiscal 2021 as compared to the same period of fiscal 2020 and reflect strong demand from our retail grocery store customers.
Net sales of prepared chicken products for the six months ended April 30, 2021 and 2020 were $85.7 million and $90.6 million, respectively, a decrease of 5.4%. This decrease is primarily attributable to a 4.8% decrease in the pounds of prepared chicken products sold and a 0.6% decrease in the average sales price of prepared chicken products. During the first six months of fiscal 2021, the Company sold 45.7 million pounds of prepared chicken products, down from 48.0 million pounds during the first six months of fiscal 2020.
Cost of sales for the second quarter of fiscal 2021 was $941.9 million as compared to $832.3 million during the second quarter of fiscal 2020, an increase of $109.7 million, or 13.2%. Cost of sales of poultry products during the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020, was $893.1 million and $795.2 million, respectively, which represents a 10.4% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from an increase in the cost of feed per pound of broilers processed of $0.0669, or 26.6%, and a $0.0080 per pound, or 1.9%, increase in other costs of sales of poultry products.

Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended April 30, 2021			Three Months Ended April 30, 2020			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$30,596		$0.4985	$37,861		$0.3797	$(7,265)	$0.1188
Feed in broilers processed	388,976		0.3182	296,590		0.2513	92,386	0.0669
All other cost of sales	534,152		0.4370	506,326		0.4290	27,826	0.0080
Less: Ending Inventory	41,645		0.5838	37,969		0.4129	3,676	0.1709
Total poultry cost of sales	$912,079	(1)	$0.7523	$802,808	(1)	$0.6758	$109,271	$0.0765
Pounds:
Beginning Inventory	61,374			99,723
Poultry processed/other	1,222,279			1,180,139
Poultry sold	1,212,315	(1)		1,187,894	(1)
Ending Inventory	71,338			91,968
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0080 per pound processed, or 1.9%, during this year’s second fiscal quarter compared to the same quarter a year ago. This increase is primarily attributable to higher labor, packaging and certain fixed costs in our processing facilities, slightly higher freight costs incurred for the delivery of finished product, and higher independent contract producer pay. COVID-19-related expenses included in other costs of sales during the second quarter of fiscal 2021 total approximately $3.7 million and include payroll expenses for employees who are quarantined and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. By comparison, COVID-19-related expenses in other costs of sales during the second quarter of fiscal 2020 totaled $4.9 million.
Cost of sales of the Company’s prepared chicken products during the second quarter of fiscal 2021 were $48.8 million as compared to $37.1 million during the same quarter a year ago, an increase of $11.7 million, or 31.4%. This increase was attributable to an 18.4% increase in the pounds of prepared chicken sold, which is primarily the result of improved demand for prepared chicken products from our food service customers, and higher costs for the fresh chicken purchased by the plant.
Cost of sales for the first six months of fiscal 2021 was $1.78 billion, as compared to $1.66 billion during the first six months of fiscal 2020, an increase of $125.5 million, or 7.6%. Cost of sales of poultry products during the first six months of fiscal 2021, as compared to the first six months of fiscal 2020, was $1.70 billion and $1.57 billion, respectively, which represents a 7.0% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from an increase in the cost of feed per pound of broilers processed of $0.0360, or 14.1%, and a $0.0164 per pound, or 3.9%, increase in other costs of sales of poultry products.

Poultry Cost of Sales
(In thousands, except per pound data)

	Six Months Ended April 30, 2021			Six Months Ended April 30, 2020			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$32,952		$0.4701	$35,121		$0.3868	$(2,169)	$0.0833
Feed in broilers processed	692,023		0.2915	601,249		0.2555	90,774	0.0360
All other cost of sales	1,042,378		0.4390	994,436		0.4226	47,942	0.0164
Reversal of prior-period inventory write-down	—		—	(2,800)		(0.0012)	2,800	0.0012
Less: Ending Inventory	41,645		0.5838	37,969		0.4129	3,676	0.1709
Total poultry cost of sales	$1,725,708	(1)	$0.7272	$1,590,037	(1)	$0.6760	$135,671	$0.0512
Pounds:
Beginning Inventory	70,103			90,805
Poultry processed/other	2,374,195			2,353,314
Poultry sold	2,372,961	(1)		2,352,151	(1)
Ending Inventory	71,338			91,968
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0164 per pound processed, or 3.9%, during the first six months of fiscal 2021, as compared to the same period a year ago. This increase is primarily attributable to higher labor, packaging and certain fixed costs in our processing facilities, slightly higher freight costs incurred for the delivery of finished product, and higher independent contract producer pay, as well as expenses incurred in response to the COVID-19 pandemic. The COVID-19 related expenses included in other costs of sales during the first six months of fiscal 2021 total approximately $9.0 million and include payroll expenses for employees who are quarantined and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. COVID-19 related expenses during the first six months of fiscal 2020 totaled approximately $4.9 million. Excluding the COVID-19 related expenses from each comparative period, other costs of sales increased by $0.0147 per pound processed, or 3.5%.
Cost of sales of the Company’s prepared chicken products during the first six months of fiscal 2021 were $85.8 million as compared to $84.8 million during the same period a year ago, an increase of $0.9 million, or 1.1%. This increase was primarily attributable to a 6.2% increase in the average cost of prepared chicken pounds sold, partially offset by a 4.8% decrease in the pounds of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at April 30, 2021 at cost. In periods when the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods when the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at April 30, 2021 or April 30, 2020.
Selling, general and administrative ("SG&A") costs during the second quarter of fiscal 2021 were $64.2 million, an increase of $8.0 million compared to the $56.2 million during the second quarter of fiscal 2020. SG&A costs during the six months ended April 30, 2021 were $120.8 million, an increase of $15.1 million compared to the $105.7 million during the six months ended April 30, 2020. The following tables include the components of SG&A costs for the three and six months ended April 30, 2021 and 2020.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Increase/(Decrease)
ESOP expense	$6,500	$—	$6,500
Legal expense	9,137	7,454	1,683
COVID-19-related expense	4,927	3,496	1,431
Stock compensation expense	2,776	2,203	573
Administrative salaries	12,806	12,325	481
Broker commissions	3,302	3,189	113
Trainee expense	3,095	3,146	(51)
Sanderson Farms Championship expense	1,953	2,051	(98)
Advertising expense	2,787	3,224	(437)
All other SG&A	16,962	19,126	(2,164)
Total SG&A	$64,245	$56,214	$8,031
Regarding the table above, the increase in ESOP expense, payout of which is based on profitability, is the result of probable earnings for fiscal 2021 being greater than fiscal 2020. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part I, Item 1, Note 8 - Commitments and Contingencies" of this Form 10-Q, and the increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic. The decrease in all other SG&A expenses is primarily the result of lower levels of travel and entertainment expenses as a result of the COVID-19 pandemic.

Selling, General and Administrative Costs
(in thousands)

Description	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020	Increase/(Decrease)
COVID-19-related expense	$11,089	$3,499	$7,590
ESOP expense	6,500	—	6,500
Legal expense	17,601	13,939	3,662
Administrative salaries	25,163	23,818	1,345
Broker commissions	6,596	5,776	820
Stock compensation expense	5,178	4,698	480
Sanderson Farms Championship expense	3,903	4,098	(195)
Trainee expense	6,081	6,421	(340)
Advertising expense	5,494	6,500	(1,006)
All other SG&A	33,239	36,950	(3,711)
Total SG&A	$120,844	$105,699	$15,145
Regarding the table above, the increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic, which was declared during the middle of our second fiscal quarter of 2020. The increase in ESOP expense, payout of which is based on profitability, is the result of probable earnings for fiscal 2021 being greater than fiscal 2020. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part I, Item 1, Note 8 - Commitments and Contingencies" of this Form 10-Q. The decrease in all other SG&A expenses is primarily the result of lower levels of travel and entertainment expenses as a result of the COVID-19 pandemic.
The Company’s operating income for the three and six months ended April 30, 2021 was $127.7 million and $141.1 million, respectively, as compared to an operating loss for the three and six months ended April 30, 2020 of $43.8 million and $93.7 million, respectively. The improvement in operating results for the periods ended April 30, 2021, as compared to the same periods a year ago, resulted primarily from higher average selling prices, partially offset by higher average costs of goods sold.

Interest expense during the second quarter and first six months of fiscal 2021 was $0.7 million and $1.3 million, respectively, as compared to $1.8 million and $3.0 million, respectively, during the second quarter and first six months of fiscal 2020. The decrease in interest expense during the comparative periods is the result of lower outstanding debt levels during fiscal 2021, in addition to lower interest rates.
The Company’s estimated annual effective tax rates for the three and six months ended April 30, 2021 were 23.7% and 23.9%, respectively, as compared to effective tax rates of 113.4% and 66.4%, respectively, for the three and six months ended April 30, 2020. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rates for the three and six months ended April 30, 2021 would have been approximately 23.8% and 23.8%, respectively, as compared to effective tax rates of 30.2% and 26.9%, respectively, for the three and six months ended April 30, 2020. The discrete items recognized during the three and six months ended April 30, 2020 are primarily related to the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") and are described in more detail in Note 10 - Income Taxes. The Company estimates its effective tax rate for the full fiscal year 2021, exclusive of discrete items, will be approximately 23.8%. As of April 30, 2021, the Company's deferred income tax liability was $145.4 million as compared to $141.7 million at October 31, 2020, an increase of $3.7 million.
During the three and six months ended April 30, 2021, the Company’s net income was $96.9 million, or $4.34 per share, and $106.4 million, or $4.76 per share, respectively. For the three months ended April 30, 2020, the Company’s net income was $6.1 million, or $0.28 per share, and for the six months ended April 30, 2020, the Company's net loss was $32.5 million, or $1.48 per share. The increase in net income for the comparative periods is primarily attributable to higher average selling prices, partially offset by higher average costs of goods sold. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2021 was $472.1 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.8 to 1. The Company’s working capital and current ratio at October 31, 2020 were $354.0 million and 2.6 to 1, respectively. These measures reflect the Company’s ability to meet its short-term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2021 include cash on hand at October 31, 2020, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. As of April 30, 2021 and May 26, 2021, the Company had borrowed $55.0 million under the facility, and had approximately $25.2 million outstanding in letters of credit, leaving $919.8 million of borrowing capacity available under the facility. Management believes the Company has sufficient liquidity available to meet its needs.
The Company’s cash position at April 30, 2021 and October 31, 2020 consisted of $122.9 million and $49.1 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at April 30, 2021 and October 31, 2020 was held in bank accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the six months ended April 30, 2021 totaled $143.6 million, as compared to cash flows used in operating activities of $37.2 million during the six months ended April 30, 2020. Cash flows from operating activities increased by $180.8 million, resulting from two primary factors. During the first six months of fiscal 2021, the Company realized higher margins due to higher average selling prices, partially offset by higher average costs of goods sold, as compared to the first six months of fiscal 2020. This increase in cash flows was partially offset by an increase in inventories, especially our live bird and feed inventories, during the first six months of fiscal 2021. The increase in inventories is primarily the result of significantly higher prices paid for corn and soybean meal, our primary feed ingredients, during the first six months of fiscal 2021 as compared to the same period in fiscal 2020. Details related to the corn and soy markets are discussed above in the Executive Overview of Results section.
Cash flows used in investing activities during the first six months of fiscal 2021 and 2020 were $85.9 million and $129.5 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2021 were approximately $86.3 million, and included approximately $22.1 million for multiple large-scale equipment and building upgrades at multiple complexes and approximately $9.8 million on construction of a new hatchery in Jones County, Mississippi. Capital expenditures for the first six months of fiscal 2020 were $129.7 million, and included approximately $28.2 million for multiple large-scale equipment and building upgrades at multiple complexes.

Cash flows provided by financing activities during the six months ended April 30, 2021 totaled $16.2 million, as compared to cash flows provided by financing activities of $132.6 million during the six months ended April 30, 2020. The change in cash flows from financing activities is primarily attributable to the decrease in borrowings under the Company's revolving credit facility. During the six months ended April 30, 2021, the Company's borrowings under the facility totaled $30.0 million as compared to borrowings of $145.0 million under the facility during the six months ended April 30, 2020.
As of May 17, 2021, the Company's fiscal 2021 capital budget is approximately $191.9 million. The Company expects the 2021 capital budget to be funded by cash on hand, internally generated working capital, cash flows from operations and funds available under the Company's revolving credit facility. The fiscal 2021 capital budget includes an aggregate of approximately $46.4 million for multiple large-scale equipment and building upgrades at multiple complexes, $13.3 million to purchase new vehicles that would have been leased prior to fiscal 2020, and $10.1 million for construction of a new hatchery to replace the hatchery currently in service in Laurel, Mississippi. Excluding the budgeted amounts for the items detailed above, the fiscal 2021 capital budget is approximately $122.1 million. These amounts are estimates and are subject to change as we move through the remainder of fiscal 2021.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2021, was $1.0 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of April 30, 2021 and May 26, 2021, the Company had borrowed $55.0 million under the facility and had approximately $25.2 million outstanding in letters of credit, leaving $919.8 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 28, 2021.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2021, the Company purchased approximately 30.4 million bushels of corn and approximately 295,606 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $30.4 million in the second quarter of fiscal 2021. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $3.0 million.
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

During the second quarter of fiscal 2021, the Company’s average feed cost per pound of broilers processed totaled $0.3182 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0249, based on the quantity of grain used during the second quarter of fiscal 2021. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the second quarter of fiscal 2021.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second quarter of fiscal 2021:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2021	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	30.4 million bushels	$1.00 per bushel	$30.4 million	$0.0249/lb processed
Soybean meal	295,606 tons	$10.00 per ton	$3.0 million	$0.0024/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it sometimes maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At April 30, 2021 the Company had no fixed-rate debt on its balance sheet; however, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.
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
As of April 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2021.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2021, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Feb. 1 - Feb. 28, 2021	5,001	$152.18	5,001	2,000,000
Mar. 1 - Mar. 31, 2021	132	155.48	132	2,000,000
Apr. 1 - Apr. 30, 2021	—	—	—	2,000,000
Total	5,133	$152.26	5,133	2,000,000
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
3Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

Item 6.    Exhibits
The following exhibits are filed with this report.

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of December 30, 2020. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 5, 2021.)

10.1	Credit Agreement dated April 23, 2021 among Sanderson Farms, Inc., BMO Harris Bank N.A. as agent for the banks defined therein, and the banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on April 28, 2021.)

10.2	Guaranty Agreement dated April 23, 2021 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on April 28, 2021.)

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRLTaxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

10.1
Credit Agreement dated April 23, 2021 among Sanderson Farms, Inc., BMO Harris Bank N.A. as agent for the banks defined therein, and the banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on April 28, 2021.)

10.2
Guaranty Agreement dated April 23, 2021 of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on April 28, 2021.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: May 27, 2021	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: May 27, 2021	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer