Form 10-Q
period 2021-07-31
SANDERSON FARMS INC
filed 2021-08-26
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,328,785 shares outstanding as of August 25, 2021.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	July 31, 2021	October 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$245,429	$49,061
Accounts receivable, net	211,016	147,546
Receivable from insurance companies	4,138	—
Inventories	364,262	290,007
Refundable income taxes	2,986	33,977
Prepaid expenses and other current assets	62,924	57,544
Total current assets	890,755	578,135
Property, plant and equipment, net	1,227,772	1,224,746
Right of use assets	30,849	40,785
Other assets	6,844	5,365
Total assets	$2,156,220	$1,849,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$141,367	$111,463
Dividends payable	9,825	—
Accrued expenses	139,798	98,663
Lease liabilities	12,686	13,981
Total current liabilities	303,676	224,107
Long-term debt	—	25,000
Claims payable and other liabilities	13,082	12,175
Deferred income taxes	149,476	141,672
Long-term lease liabilities	18,235	26,804
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,329,135 and 22,251,071 at July 31, 2021 and October 31, 2020, respectively	22,329	22,251
Paid-in capital	101,142	90,420
Retained earnings	1,548,280	1,306,602
Total stockholders’ equity	1,671,751	1,419,273
Total liabilities and stockholders’ equity	$2,156,220	$1,849,031
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Net sales	$1,352,756	$956,455	$3,395,942	$2,624,244
Cost and expenses:
Cost of sales	1,049,814	865,997	2,831,072	2,521,804
Selling, general and administrative	87,718	50,590	208,562	156,289
	1,137,532	916,587	3,039,634	2,678,093
Operating income (loss)	215,224	39,868	356,308	(53,849)
Other income (expense):
Interest income	—	466	—	466
Interest expense	(623)	(1,521)	(1,958)	(4,492)
Other	3	2	19	7
	(620)	(1,053)	(1,939)	(4,019)
Income (loss) before income taxes	214,604	38,815	354,369	(57,868)
Income tax expense (benefit)	49,841	6,005	83,217	(58,220)
Net income	$164,763	$32,810	$271,152	$352
Earnings per share:
Basic	$7.38	$1.48	$12.14	$0.02
Diluted	$7.38	$1.48	$12.14	$0.02
Dividends per share	$0.44	$0.32	$1.32	$0.96
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2020	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2019	22,203,920	$22,204	$86,010	$1,309,461	$1,417,675
Net loss - first quarter 2020	—	—	—	(38,576)	(38,576)
Cash dividends ($0.32 per share)	—	—	—	(7,113)	(7,113)
Stock compensation plan transactions	25,292	25	(4,721)	—	(4,696)
Amortization of unearned compensation	—	—	2,082	—	2,082
Balance at January 31, 2020	22,229,212	$22,229	$83,371	$1,263,772	$1,369,372
Net income - second quarter 2020	—	—	—	6,118	6,118
Cash dividends ($0.32 per share)	—	—	—	(7,117)	(7,117)
Stock compensation plan transactions	10,362	10	1,099	—	1,109
Amortization of unearned compensation	—	—	1,960	—	1,960
Balance at April 30, 2020	22,239,574	$22,239	$86,430	$1,262,773	$1,371,442
Net income - third quarter 2020	—	—	—	32,810	32,810
Cash dividends ($0.32 per share)	—	—	—	(7,117)	(7,117)
Stock compensation plan transactions	399	1	152	—	153
Amortization of unearned compensation	—	—	2,000	—	2,000
Balance at July 31, 2020	22,239,973	$22,240	$88,582	$1,288,466	$1,399,288

Fiscal Year 2021	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2020	22,251,071	$22,251	$90,420	$1,306,602	$1,419,273
Net income - first quarter 2021	—	—	—	9,478	9,478
Cash dividends ($0.44 per share)	—	—	—	(9,824)	(9,824)
Stock compensation plan transactions	74,564	75	(1,667)	—	(1,592)
Amortization of unearned compensation	—	—	2,147	—	2,147
Balance at January 31, 2021	22,325,635	$22,326	$90,900	$1,306,256	$1,419,482
Net income - second quarter 2021	—	—	—	96,911	96,911
Cash dividends ($0.44 per share)	—	—	—	(9,825)	(9,825)
Stock compensation plan transactions	6,675	6	1,514	—	1,520
Amortization of unearned compensation	—	—	2,202	—	2,202
Balance at April 30, 2021	22,332,310	$22,332	$94,616	$1,393,342	$1,510,290
Net income - third quarter 2021	—	—	—	164,763	164,763
Cash dividends ($0.44 per share)	—	—	—	(9,825)	(9,825)
Stock compensation plan transactions	(3,175)	(3)	216	—	213
Amortization of unearned compensation	—	—	6,310	—	6,310
Balance at July 31, 2021	22,329,135	$22,329	$101,142	$1,548,280	$1,671,751
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended July 31,
	2021	2020
Operating activities
Net income	$271,152	$352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,318	115,274
Amortization of share-based compensation	12,699	7,500
Live inventory adjustment (net of prior period reversal)	—	(2,800)
Deferred income taxes	7,804	61,155
(Gain) loss on asset disposals	(95)	328
Change in assets and liabilities:
Accounts receivable - trade	(63,470)	(18,995)
Accounts receivable - insurance	(4,138)	445
Income taxes	30,991	(34,635)
Inventories	(74,255)	6,787
Prepaid expenses and other assets	(5,780)	(8,955)
Right of use assets	9,936	12,173
Lease liabilities	(9,863)	(12,173)
Accounts payable	29,347	(23,021)
Accrued expenses and other liabilities	42,087	12,285
Total adjustments	99,581	115,368
Net cash provided by operating activities	370,733	115,720
Investing activities
Capital expenditures	(126,651)	(165,998)
Net proceeds from sale of property and equipment	757	336
Net cash used in investing activities	(125,894)	(165,662)
Financing activities
Payment of debt issuance costs	(1,877)	—
Borrowings from revolving line of credit	30,000	145,000
Payments on revolving line of credit	(55,000)	(105,000)
Proceeds from issuance of restricted stock under stock compensation plans	744	879
Payments from issuance of common stock under stock compensation plans	(2,689)	(6,005)
Dividends paid	(19,649)	(14,230)
Net cash provided by (used in) financing activities	(48,471)	20,644
Net change in cash and cash equivalents	196,368	(29,298)
Cash and cash equivalents at beginning of period	49,061	95,417
Cash and cash equivalents at end of period	$245,429	$66,119
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$4,088	$3,242
Dividends payable	$9,825	$7,117
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2021
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2021.
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
Disaggregation of Revenue
The following tables disaggregate our net sales by product category:

Product Category	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020
	(in thousands)
Fresh, vacuum-sealed chicken	$539,332	$303,746
Fresh, chill-packed chicken	449,423	395,110
Fresh, ice-packed chicken	217,336	133,302
Frozen chicken	78,016	67,094
Prepared chicken	62,571	52,305
Other	6,078	4,898
Total net sales	$1,352,756	$956,455

Product Category	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020
	(in thousands)
Fresh, vacuum-sealed chicken	$1,262,111	$880,300
Fresh, chill-packed chicken	1,213,003	1,025,542
Fresh, ice-packed chicken	542,774	384,563
Frozen chicken	213,343	175,955
Prepared chicken	147,984	142,497
Other	16,727	15,387
Total net sales	$3,395,942	$2,624,244
NOTE 3—INVENTORIES
Inventories consisted of the following:

Inventory type	July 31, 2021	October 31, 2020
	(in thousands)
Live poultry-broilers and breeders	$248,206	$180,013
Feed, eggs and other	54,528	53,318
Processed poultry	39,366	32,952
Prepared chicken	13,016	16,142
Packaging materials	9,146	7,582
Total Inventories	$364,262	$290,007
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following:

Description	July 31, 2021	October 31, 2020
	(in thousands)
Land and buildings	$962,391	$931,674
Machinery and equipment	1,408,052	1,350,725
Work-in-process	30,515	16,914
	2,400,958	2,299,313
Less accumulated depreciation	(1,173,186)	(1,074,567)
Property, plant and equipment, net	$1,227,772	$1,224,746
NOTE 5—STOCK COMPENSATION PLANS
Refer to Note 10 and Note 11 of the Company’s October 31, 2020 audited financial statements in the Company's 2020 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and nine months ended July 31, 2021 was $6.9 million and $12.7 million, respectively, as compared to total stock based compensation expense of $2.3 million and $7.5 million, respectively, for the three and nine months ended July 31, 2020.
During the nine months ended July 31, 2021, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 4,834 shares of restricted stock at an average price of $153.81 per share instead of a specified percentage of their cash compensation, and the Company issued 1,139 matching restricted shares. During the three and nine months ended July 31, 2021, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $88,000 and $288,000, respectively, as compared to $48,000 and $152,000, respectively, during the three and nine months ended July 31, 2020.
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
The target number of shares specified in the performance share agreements executed on November 1, 2020 totaled 87,350. As of July 31, 2021, the Company could not determine that achievement of the applicable performance based criteria is probable due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2019. The target number of shares specified in those agreements totaled 56,575. As of July 31, 2021, the Company has determined that achievement of both the return on sales and return on equity criteria is probable at levels between the threshold and target. Accordingly, because the accrual is made using the cumulative catch-up method, the fiscal quarter and nine months ended July 31, 2021 include compensation expense of $4.4 million, included in the total stock based compensation expense above, related to the agreements executed on November 1, 2019, as compared to no compensation expense related to those same agreements recorded during the quarter and nine months ended July 31, 2020. As of July 31, 2021, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2019 totaled 46,654 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining three months of the performance period ending

October 31, 2021, and due to potential forfeitures. The Company will recognize the remaining unearned compensation related to these agreements over the remaining service period, which ends on October 31, 2022.
The performance period has lapsed for the performance share agreements that were entered into on November 1, 2018, and the Company's average return on equity and average return on sales did not meet the threshold amounts defined by those agreements. As a result, no compensation expense has been recorded related to those agreements.
Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2019 and November 1, 2020 would be earned, an additional $6.0 million and $5.5 million of compensation expense, respectively, would have been accrued as of July 31, 2021.
The Company's compensation expense related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended		Nine Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
November 1, 2017	13,055 (a)	$—	$162	$—	$509
November 1, 2018	— (a)	—	—	—	—
November 1, 2019	46,654 (e)	4,360	—	4,360	—
November 1, 2020 (1)	— (e)	—	—	—	—
Total performance share compensation expense		$4,360	$162	$4,360	$509
Note (1) - As of July 31, 2021, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2020, due to the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
On November 1, 2020, the Company granted 87,350 shares of restricted stock to certain officers and key management employees. The restricted stock had a grant date fair value of $127.97 per share and will vest on November 1, 2024. On February 18, 2021, the Company granted an aggregate of 9,760 shares of restricted stock to all of its non-employee directors. The restricted stock had a grant date fair value of $153.65 per share and vests one, two or three years from the date of grant. The Company also has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at July 31, 2021 related to all unvested restricted stock grants totaled 278,317. During the three and nine months ended July 31, 2021, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.5 million and $8.1 million, respectively, related to restricted stock grants, as compared to $2.1 million and $6.8 million, respectively, during the three and nine months ended July 31, 2020. The Company had $18.6 million in unrecognized share-based compensation expense as of July 31, 2021, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 9 months.
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
The following tables present earnings per share:

	Three Months Ended
	July 31, 2021	July 31, 2020
	(in thousands, except per share amounts)
Net income	$164,763	$32,810
Distributed and undistributed (earnings) to unvested restricted stock	(2,250)	(432)
Distributed and undistributed earnings to common shareholders—Basic	$162,513	$32,378
Weighted average shares outstanding—Basic	22,025	21,946
Weighted average shares outstanding—Diluted	22,025	21,946
Earnings per common share—Basic	$7.38	$1.48
Earnings per common share—Diluted	$7.38	$1.48

	Nine Months Ended
	July 31, 2021	July 31, 2020
	(in thousands, except per share amounts)
Net income	$271,152	$352
Distributed and undistributed (earnings) to unvested restricted stock	(3,761)	(4)
Distributed and undistributed earnings to common shareholders—Basic	$267,391	$348
Weighted average shares outstanding—Basic	22,018	21,942
Weighted average shares outstanding—Diluted	22,018	21,942
Earnings per common share—Basic	$12.14	$0.02
Earnings per common share—Diluted	$12.14	$0.02
NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS
At times, the Company holds certain items that are required to be disclosed at fair value, primarily debt instruments and cash equivalents. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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
Fair values for debt are based on quoted market prices or published forward interest rate curves, and were categorized as Level 2 measurements. As of October 31, 2020, the fair values of the Company's borrowings under its revolving credit facility approximated the carrying values, and as of July 31, 2021, the Company had no outstanding borrowings under its revolving credit facility.
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
Between December 8, 2017 and August 17, 2021, additional purported direct-purchaser entities individually brought eighty-one separate suits against twenty poultry producers, including the Company, as well as Agri Stats, Inc. and Utrecht-America Holdings, Inc. ("Rabobank") in the United States District Court for the Northern District of Illinois, the United States District Court for the District of Kansas, the United States District Court for the Western District of Arkansas, and the United States District Court for the District of Puerto Rico. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common-law claims, and related claims under federal and Georgia RICO statutes. In addition, certain direct action complaints filed since June 12, 2020 include allegations of federal bid rigging. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits. On June 26, 2018, the defendants filed a motion to transfer the case filed in the District of Kansas to the Northern District of Illinois, and that motion was granted on September 13, 2018. On June 7, 2019, the plaintiffs filed a motion to transfer the case filed in the Western District of Arkansas to the Northern District of Illinois, and that motion was granted on June 11, 2019. On July 24, 2019, one of the defendants filed a motion to transfer the case filed in the District of Puerto Rico to the Northern District of Illinois, and that motion was granted on July 25, 2019. On July 22, 2019, the Company moved to dismiss in part those direct-purchaser complaints that allege claims under federal and Georgia RICO statutes against it. The motion was fully briefed on September 20, 2019, and the Court heard argument on the motion on December 18, 2019. On March 3, 2020, the Court denied the Company's motion. On October 18, 2019, defendants moved to dismiss the case filed by the Commonwealth of Puerto Rico on its behalf and on behalf of its citizens. The motion was fully briefed on January 21, 2020. On July 15, 2020, the Court dismissed Puerto Rico's claims on behalf of its citizens. On July 2, 2020 and August 6, 2020, certain defendants, including the Company, moved to exclude bid rigging allegations and claims from the consolidated In re Broiler Chicken Antitrust Litigation. Plaintiffs filed oppositions on August 6, 2020 and August 20, 2020. Defendants filed replies on August 20, 2020 and September 3, 2020. On September 22, 2020, the Court ordered that plaintiffs’ bid-rigging allegations are bifurcated and any discovery on such claims is stayed until plaintiffs’ supply reduction and Georgia Dock Index theories are resolved. On October 20, 2020, certain direct action plaintiffs filed a motion for leave to amend their complaints. On October 23, 2020, certain direct action plaintiffs filed a consolidated complaint. Defendants filed an opposition to certain direct action plaintiffs’ motion to amend on November 4, 2020. Briefing was completed on November 16, 2020. The Court granted the motion to amend on January 6, 2021, and all direct action plaintiffs consolidated in the In re Broilers Chicken Antitrust Litigation before or on January 29, 2021 filed an amended consolidated complaint on January 29, 2021 incorporating those allegations. On May 14, 2021, certain direct action plaintiffs moved for reconsideration of the Court's September 22, 2020 bifurcation order, and that reconsideration motion is now fully briefed and pending.
On October 30, 2020, direct purchaser plaintiffs, commercial and institutional indirect purchaser plaintiffs, and end-user consumer plaintiffs filed motions for class certification. Defendants filed their oppositions to class certification on January 22, 2021. Class plaintiffs filed replies in support of class certification on March 29, 2021.
The parties are currently engaged in discovery. Fact discovery closed on July 30, 2021, subject to limited extensions for certain direct action discovery. It is possible that additional individual actions will be filed.
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
The parties initially stipulated to a stay of the case pending resolution of the appeal in the related Friends of the Earth case. Following the Ninth Circuit's affirmance of the District Court's dismissal of that case, the Company moved to dismiss the In Defense of Animals case on April 28, 2021. In response to the Company's motion to dismiss, plaintiffs filed an amended complaint on May 26, 2021. On June 25, 2021, the Company filed a motion to dismiss the amended complaint. No discovery has taken place to date.

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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of July 31, 2021. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 9—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2021, was $1.1 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of July 31, 2021 and August 25, 2021, the Company had no outstanding borrowings and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility.
NOTE 10—INCOME TAXES
The Company’s estimated annual effective tax rates for the three and nine months ended July 31, 2021 were 23.2% and 23.5%, respectively, as compared to effective tax rates of 15.5% and 100.6%, respectively, for the three and nine months ended July 31, 2020. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rates for the three and nine months ended July 31, 2021 would have been approximately 24.2% and 24.1%, respectively, as compared to effective tax rates of 18.2% and 32.7%, respectively, for the three and nine months ended July 31, 2020. The discrete items recognized during nine months ended July 31, 2020 are primarily related to the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") and are described in more detail below. The Company estimates its effective tax rate for the full fiscal year 2021, exclusive of discrete items, will be approximately 24.1%.

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
As of July 31, 2021, the Company's deferred income tax liability was $149.5 million, as compared to $141.7 million at October 31, 2020, an increase of $7.8 million.
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
Our financial statements as of July 31, 2021 include a $4.1 million receivable from insurance carriers for property damage and expenses incurred as a result of the storms, net of the applicable self-insured retention and deductibles. The Company's applicable insurance policy includes a $2.5 million self-insured, eroding retention per policy year and an additional $250,000 deductible per occurrence. As a result, the Company's operating results for the nine months ended July 31, 2021 include $2.75 million in cost of goods sold for losses and expenses related to the winter storms. Additionally, the Company's operating results for the nine months ended July 31, 2021 were negatively affected by business interruption losses which were the direct result of the winter storms. While we expect to recover some portion of the business interruption losses, we are subject to a seven-day waiting period deductible under the applicable insurance policy. We continue to work with our insurers, adjusters and forensic accountants to refine the calculation of losses stemming from the storms, as well as the amount of those losses applicable to the deductible period. Any recoveries of the business interruption losses will be recognized once the calculations of the claims and negotiations with our insurance carriers are complete.
NOTE 12—SUBSEQUENT EVENT
On August 8, 2021, the Company agreed to be acquired by a joint venture between Cargill, Inc. (“Cargill”) and Continental Grain Company (“CGC”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Walnut Sycamore Holdings LLC, a Delaware limited liability company (“Parent”), Sycamore Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of certain provisions specified therein, Wayne Farms LLC, a Delaware limited liability company, pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, each outstanding share of the Company, other than certain excluded shares, will receive $203 per share in cash. The Merger is expected to close by the end of 2021 or early 2022, subject to approval by the Company’s shareholders, receipt of specified regulatory approvals and other customary closing conditions.

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
(16)Risks relating to the Company’s recently-announced entry into a definitive agreement to be acquired by a joint venture between Cargill, Incorporated (“Cargill”) and Continental Grain Company (“CGC”), including: the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving affiliates of Cargill and CGC that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction; risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals or the approval of the Company's stockholders), and the related transactions involving affiliates of Cargill and CGC, in the anticipated timeframe or at all; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company's common stock; disruption from the proposed transaction making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company's customers, vendors and others with whom it does business; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving affiliates of Cargill and CGC; risks related to disruption of management's attention from the Company's ongoing business operations due to the proposed transaction; significant transaction costs; and the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from currently pending litigation and proceedings or litigation and proceedings that could arise in the future.
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
The Company’s prepared chicken product line includes approximately 45 institutional and consumer-packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
COVID-19
During the second quarter of our fiscal 2020, the World Health Organization declared COVID-19 a pandemic. The effects of the pandemic and the related governmental actions to contain the spread of the novel coronavirus have materially affected our business, including our labor force, revenues, expenses, production levels, and senior management's time, among other things.
In late February 2020, we formed a COVID-19 response team of senior managers, including our CEO, President and CFO, to coordinate our Company's response to the pandemic and manage and mitigate related risks. From late February to late September 2020, the team met twice daily to discuss COVID-19 developments affecting our business and the communities in which we operate. Beginning in late September 2020, the team began meeting once daily, rather than twice, and beginning in June 2021, the full COVID-19 response team ceased its daily meetings; however, a smaller group of senior managers continued to meet daily. Beginning on July 29, 2021, in response to the increasing number of COVID-19 cases within the states in which we operate, the full COVID-19 response team once again began meeting daily. Additionally, our Board of Directors has actively overseen our management of the crisis. Between March 13, 2020 and early June 2020, the Board met weekly to receive updates and discuss our response to the pandemic with our executive leadership. In early June 2020, the Board began meeting generally every two weeks, or more frequently if circumstances warranted, and in August 2020, the Board began meeting on an as needed basis. Throughout the pandemic, regardless of meeting frequency, the Board has received weekly materials providing operational and COVID-19-related updates.
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
•Employees who test positive for COVID-19 and unvaccinated employees who live in the same household as someone who has tested positive or who work in close proximity to an employee who has tested positive are sent home to isolate or self-quarantine with pay. The specific isolation or quarantine period varies based on individual circumstances but generally ranges from 10 to 24 days. Vaccinated employees who have had known contact with someone who has tested positive may continue working but must be tested for COVID-19 within 3 to 5 days following the known contact.
•We continuously look for commonalities among our employees who test positive, including geographic concentrations in their places of residence, so we can reduce or prevent the spread of the virus in our facilities.
•In May 2020, we sent home for 14 days, with pay, approximately 400 employees who work in our Moultrie, Georgia facility and are residents of a nearby county that experienced a high rate of community infections.
•Until May 18, 2021, we provided and required employees, United States Department of Agriculture inspectors and essential visitors to wear face masks and/or face shields, and anyone on the premises of our processing plants, feed mills, hatcheries and vehicle maintenance shops was required to wear this equipment. Where an employee's job function did not permit him or her to wear a face shield, we required the employee to wear safety glasses. As of

May 18, 2021, anyone who is fully vaccinated was no longer required to wear this equipment on our premises; however, beginning July 23, 2021, we reverted to the face mask and face shield policies that were in effect prior to May 18, 2021.
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
•We closed our Company-owned childcare facility in Collins, Mississippi early on during the pandemic.
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
•During calendar year 2020, we gave free, 10-pound packages of fresh chicken to our employees in connection with several holidays.
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
On March 27, 2020, the CARES Act was enacted. The CARES Act affects the Company in several areas including, but not limited to, the following:
•It allows for the deferral of the employer portion of social security payroll tax payments that would have otherwise been paid between the enactment date and December 31, 2020. We used this provision to increase our available liquidity. During fiscal 2020, we deferred approximately $20.7 million, and during the first quarter of fiscal 2021, we deferred an additional $6.5 million, resulting in a total deferral of approximately $27.2 million that would have been a cash outflow in the absence of the CARES Act. We remitted approximately $20.7 million of the deferred payroll taxes on June 10, 2021, and we intend to remit the remaining $6.5 million on or before June 15, 2022, so that we may deduct the corresponding payroll tax expenses on our fiscal 2020 and 2021 income tax returns, respectively.
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
EXECUTIVE OVERVIEW OF RESULTS
For the third quarter of fiscal 2021, we reported net income of $164.8 million, or $7.38 per share, as compared to net income of $32.8 million, or $1.48 per share, during the third quarter of fiscal 2020. Results for the third quarter of fiscal 2021 reflect a $41.5 million accrual for probable liability under our bonus award programs, a $10.2 million accrual for a probable Employee Stock Ownership Plan ("ESOP") contribution, and a $4.4 million accrual for probable liability under outstanding performance share agreements entered into in November 2019. The significant improvement in our results is primarily attributable to significantly higher average selling prices for our products, partially offset by significantly higher costs of corn and soybean meal, our primary feed ingredients. Our results for the third quarter of fiscal 2021 continued to be affected by the COVID-19 pandemic. The primary impacts were:
•Orders from food service customers declined dramatically during the second quarter of fiscal 2020 due to widespread closures or significant reductions in operating capacity of restaurants and other venues where food is consumed away from home. Since that time, demand from our food service customers has fluctuated from week to week, coinciding with the fluctuating governmental restrictions placed on the restaurant industry. The impact of fluctuating demand is evidenced by the volatility of the daily Urner Barry quote for boneless breast meat. In mid-May 2020, the quoted price reached $1.58 per pound before falling to $0.97 per pound in mid-June 2020 and recovering to $1.19 per pound by early August 2020. The quoted price fell to $0.86 per pound by early October 2020, but by May 18, 2021, the price reached $2.26 per pound. As of August 25, 2021, the quoted market price is $2.04 per pound. We believe the strength that we have seen in the quoted market price is attributable, at least in part, to strong demand from quick-service restaurant chains that are featuring chicken products on their menus. In addition, demand from food service customers has continued to improve as more consumers dine away from home as governmental restrictions are relaxed or lifted in certain areas of the country and as the number of people vaccinated for COVID-19 increases.
•We announced during our second fiscal quarter of 2020 that, in response to reduced demand from food service customers caused by the COVID-19 pandemic, we would reduce production at plants processing a larger bird for food service customers. Additionally, we reduced the target live weight for our Hazlehurst, Mississippi plant from a big bird size to a chill-pack size, and the birds processed at that plant reached the target live weight on or about November 23, 2020. Due to the production cuts and lower target live weights, we processed 1.21 billion pounds of dressed poultry during the third fiscal quarter of 2021, down 1.1% from the 1.23 billion pounds processed during the third fiscal quarter of 2020. The decrease in pounds processed resulted from a 3.7% decrease in the average live weight of the birds processed, partially offset by a 1.6% increase in the number of head processed and improved yields. We now estimate we will process 1.22 billion pounds of dressed poultry during the fourth quarter of fiscal 2021.
•The demand shift to food prepared at home caused demand from our retail grocery store customers to surge during the early stages of the pandemic, and that demand remains strong as some consumers continue to eat many, if not most, of their meals at home.
•Demand for our products from our traditional export partners was soft following the onset of the pandemic. Many countries to which we export our products faced myriad issues ranging from lack of liquidity to logistical challenges as a result of COVID-19. These challenges created volatility in most export markets, although demand and pricing for chicken paws sold to China has remained strong throughout the pandemic. During the first two months of fiscal 2021, demand and pricing for products typically sold for export, such as leg quarters and drumsticks, remained soft; however, demand and pricing for those products improved significantly beginning in January 2021 and continuing through the first half of our third fiscal quarter. Beginning in the latter half of our third fiscal quarter, demand and pricing began to soften slightly but remain strong relative to the environment we experienced during the second half of fiscal 2020. We believe this strength is the result of several factors, including higher crude oil prices and the value of the United States dollar in relation to foreign currencies.
•Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. As a result, the third quarter of fiscal 2021 includes approximately $4.7 million in direct COVID-19 costs for payroll expenses for employees who are quarantined and items and services related to workplace safety, including personal protective equipment, thermometers, barriers and other social-distancing measures, professional cleaning, on-site medical clinics, and additional nursing staff, among other things. By comparison, our results for the third quarter of fiscal 2020 include approximately $16.0 million in direct COVID-19 expenses.
Our higher average cost of goods sold during the third quarter of fiscal 2021 as compared to the same quarter a year ago reflects increases in both non-feed related costs of goods sold, details of which are described in the "Results of Operations" section below, and in feed costs per pound of chicken processed. When combined, the average cash prices paid by the Company for corn and soybean meal were significantly higher during the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020, which contributed to an increase in feed costs in broiler flocks processed. Unfavorable growing conditions and weather events in certain areas of the United States during the late summer and fall of 2020 caused corn and soybean production in the United States to fall below levels that were originally estimated by the United States Department of Agriculture and other industry analysts. The production shortfall, combined with significant export demand and uncertainty about the 2021 corn and soybean crops, have contributed to current market prices for feed grains that are significantly higher than prices paid by the Company during fiscal 2020. We have priced most all of our corn and soybean meal needs through October 2021. Had we priced the remainder of our fiscal 2021 grain needs at August 25, 2021 cash market prices quoted on the Chicago Board of Trade, we estimate our costs of feed grains based on 2020 volumes would be approximately $369.0 million higher during fiscal 2021 as compared to fiscal 2020. Based on our projected production levels for the remainder of the fiscal year, we estimate that those higher grain costs, along with estimated basis costs, would result in approximately $0.084 per pound higher feed costs in broiler flocks processed for fiscal 2021 as compared to fiscal 2020. These numbers are estimates and are subject to change as we move through the balance of the year.
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
•the extent to which resurgences in COVID-19 infections make people fearful of dining out or cause state, local and foreign governments to extend or reimpose stay-at-home restrictions, as well as varying restrictions on restaurants;
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
RESULTS OF OPERATIONS
Net sales for the third quarter ended July 31, 2021 were $1,352.8 million as compared to $956.5 million for the third quarter ended July 31, 2020, an increase of $396.3 million, or 41.4%. Net sales of poultry products for the third quarter ended July 31, 2021 and 2020, were $1,290.0 million and $903.9 million, respectively, an increase of $386.2 million, or 42.7%. The increase in net sales of poultry products resulted from a 44.7% increase in the average sales price of poultry products sold, partially offset by a 1.4% decrease in the pounds of poultry products sold. During the third quarter of fiscal 2021, the Company sold 1.20 billion pounds of poultry products, down from 1.22 billion pounds during the third quarter of fiscal 2020. The decrease in pounds of poultry products sold resulted from a 3.7% decrease in the average live weight of birds processed, partially offset by a 1.6% increase in the number of head processed and improved yields.
Quoted market prices for poultry products increased during the third quarter of fiscal 2021 as compared to the same quarter of fiscal 2020. When compared to the third quarter of fiscal 2020, Urner Barry average market prices for tenders, jumbo wings, boneless thigh meat, boneless breast meat, and leg quarters increased by 107.3%, 107.0%, 84.1%, 71.4% and 66.3%, respectively. Average realized prices for chicken products sold to retail grocery store customers increased by 4.4% during the third quarter of fiscal 2021 as compared to the same period of fiscal 2020, and retail grocery store demand remains strong.
Net sales of prepared chicken products for the quarters ended July 31, 2021 and 2020 were $62.7 million and $52.6 million, respectively, representing an increase of 19.3%. This increase is primarily attributable to a 14.7% increase in the pounds of prepared chicken products sold, while the average sales price of prepared chicken products sold also increased by 4.0%. During the third quarter of fiscal 2021, the Company sold 32.0 million pounds of prepared chicken products, up from 27.9 million pounds during the third quarter of fiscal 2020.
Net sales for the nine months ended July 31, 2021 were $3.40 billion as compared to $2.62 billion for the nine months ended July 31, 2020, an increase of $771.7 million, or 29.4%. Net sales of poultry products for the nine months ended July 31, 2021 and 2020 were $3.25 billion and $2.48 billion, respectively, an increase of $766.4 million, or 30.9%. The increase in net sales of poultry products resulted from a 30.8% increase in the average sales price of poultry products sold and relatively flat pounds of poultry products sold. During the first nine months of fiscal 2021, the Company sold 3.56 billion pounds of poultry products, slightly up from 3.55 billion pounds during the first nine months of fiscal 2020. The increase in pounds of poultry products sold is the result of a 0.5% increase in the number of head processed and improved yields during the comparative periods, partially offset by a 1.0% decrease in the live weight of birds processed.
Quoted market prices for poultry products increased during the nine months ended July 31, 2021 as compared to the same period in fiscal 2020. When compared to the nine months ended July 31, 2020, Urner Barry average market prices for jumbo wings, tenders, boneless breast meat, boneless thigh meat and leg quarters increased by 76.1%, 64.0%, 50.0%, 14.4% and 13.9%, respectively. Average realized prices for chicken products sold to retail grocery stores increased by 4.0% during the first nine months of fiscal 2021 as compared to the same period of fiscal 2020 and reflect strong demand from our retail grocery store customers.
Net sales of prepared chicken products for the nine months ended July 31, 2021 and 2020 were $148.5 million and $143.2 million, respectively, an increase of 3.7%. This increase is primarily attributable to a 2.4% increase in the pounds of prepared chicken products sold and a 1.3% increase in the average sales price of prepared chicken products. During the first nine months of fiscal 2021, the Company sold 77.7 million pounds of prepared chicken products, up from 75.9 million pounds during the first nine months of fiscal 2020.
Cost of sales for the third quarter of fiscal 2021 was $1,049.8 million as compared to $866.0 million during the third quarter of fiscal 2020, an increase of $183.8 million, or 21.2%. Cost of sales of poultry products during the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, was $970.7 million and $815.9 million, respectively, which represents a 20.6% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from an increase in the cost of feed per pound of broilers processed of $0.1102, or 45.8%, and a $0.0410 per pound, or 9.5%, increase in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended July 31, 2021			Three Months Ended July 31, 2020			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$41,645		$0.5838	$37,969		$0.4129	$3,676	$0.1709
Feed in broilers processed	427,384		0.3506	294,556		0.2404	132,828	0.1102
All other cost of sales	578,877		0.4748	531,593		0.4338	47,284	0.0410
Less: Ending Inventory	39,366		0.5813	32,922		0.4065	6,444	0.1748
Total poultry cost of sales	$1,008,540	(1)	$0.8248	$831,196	(1)	$0.6723	$177,344	$0.1525
Pounds:
Beginning Inventory	71,338			91,968
Poultry processed/other	1,219,103			1,225,452
Poultry sold	1,222,718	(1)		1,236,431	(1)
Ending Inventory	67,724			80,989
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. During the third quarter of fiscal 2021, management determined that achievement of the applicable criteria required to earn payouts under the Company's bonus award programs is probable at certain levels; accordingly, during the third quarter of fiscal 2021, other costs of sales of poultry products also include approximately $26.0 million of accrued expenses related to the Company's bonus award program, as compared to no such expenses during the third quarter of fiscal 2020. Collectively, non-feed related costs of poultry products sold increased by $0.0410 per pound processed, or 9.5%, during this year’s third fiscal quarter compared to the same quarter a year ago, primarily attributable to the bonus accruals described above, as well as higher packaging, maintenance and repairs and certain other variable costs in our processing facilities, higher freight costs incurred for the delivery of finished product, and higher chick costs. COVID-19-related expenses included in other costs of sales during the third quarter of fiscal 2021 total approximately $1.7 million and include payroll expenses for employees who are quarantined and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. By comparison, COVID-19-related expenses in other costs of sales during the third quarter of fiscal 2020 totaled $11.2 million.
Cost of sales of the Company’s prepared chicken products during the third quarter of fiscal 2021 were $79.1 million as compared to $50.1 million during the same quarter a year ago, an increase of $29.0 million, or 57.8%. This increase was attributable to a 14.7% increase in the pounds of prepared chicken sold, which is primarily the result of improved demand for prepared chicken products from our food service customers, and substantially higher costs for the fresh chicken purchased by the plant.
Cost of sales for the first nine months of fiscal 2021 was $2.83 billion, as compared to $2.52 billion during the first nine months of fiscal 2020, an increase of $309.3 million, or 12.3%. Cost of sales of poultry products during the first nine months of fiscal 2021, as compared to the first nine months of fiscal 2020, was $2.67 billion and $2.39 billion, respectively, which represents an 11.6% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from an increase in the cost of feed per pound of broilers processed of $0.0612, or 24.4%, and a $0.0248 per pound, or 5.8%, increase in other costs of sales of poultry products.

Poultry Cost of Sales
(In thousands, except per pound data)

	Nine Months Ended July 31, 2021			Nine Months Ended July 31, 2020			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$32,952		$0.4701	$35,121		$0.3868	$(2,169)	$0.0833
Feed in broilers processed	1,119,407		0.3115	895,804		0.2503	223,603	0.0612
All other cost of sales	1,621,254		0.4512	1,526,030		0.4264	95,224	0.0248
Reversal of prior-period inventory write-down	—		—	(2,800)		(0.0008)	2,800	0.0008
Less: Ending Inventory	39,366		0.5813	32,922		0.4065	6,444	0.1748
Total poultry cost of sales	$2,734,247	(1)	$0.7604	$2,421,233	(1)	$0.6747	$313,014	$0.0857
Pounds:
Beginning Inventory	70,103			90,805
Poultry processed/other	3,593,299			3,578,766
Poultry sold	3,595,678	(1)		3,588,582	(1)
Ending Inventory	67,724			80,989
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. During the first nine months of fiscal 2021, management determined that achievement of the applicable criteria required to earn a bonus is probable at certain levels; accordingly, other costs of sales of poultry products during the period also include approximately $26.0 million of expenses related to the Company's bonus award program, as compared to no such expenses during the same period of fiscal 2020. Collectively, non-feed related costs of poultry products sold increased by $0.0248 per pound processed, or 5.8%, during the first nine months of fiscal 2021, as compared to the same period a year ago. This increase is primarily attributable to the bonus accruals described above, as well as higher packaging, maintenance and repairs and certain other variable costs in our processing facilities, slightly higher freight costs incurred for the delivery of finished product, and higher chick costs. COVID-19 related expenses included in other costs of sales during the nine months ended July 31, 2021 total approximately $10.5 million and include payroll expenses for employees who are quarantined and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. By comparison, COVID-19 related expenses during the first nine months of fiscal 2020 totaled approximately $16.0 million.
Cost of sales of the Company’s prepared chicken products during the first nine months of fiscal 2021 were $164.8 million as compared to $134.9 million during the same period a year ago, an increase of $29.9 million, or 22.2%. This increase was attributable to a 19.3% increase in the average cost of prepared chicken pounds sold and a 2.4% increase in the pounds of prepared chicken sold.
The Company recorded the value of live broiler inventories on hand at July 31, 2021 at cost. In periods when the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods when the Company estimates that the cost to grow live birds in inventory to a marketable age, process, and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. No such charge was required at July 31, 2021 or July 31, 2020.
Selling, general and administrative ("SG&A") costs during the third quarter of fiscal 2021 were $87.7 million, an increase of $37.1 million compared to the $50.6 million during the third quarter of fiscal 2020. SG&A costs during the nine months ended July 31, 2021 were $208.6 million, an increase of $52.3 million compared to the $156.3 million during the nine months ended July 31, 2020. The following tables include the components of SG&A costs for the three and nine months ended July 31, 2021 and 2020.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Increase/(Decrease)
Bonus expense	$14,766	$—	$14,766
ESOP expense	10,200	—	10,200
Stock compensation expense	6,859	2,091	4,768
Legal expense	10,720	6,054	4,666
Administrative salaries	12,759	12,238	521
Trainee expense	3,091	2,857	234
Broker commissions	3,659	3,647	12
Sanderson Farms Championship expense	1,950	2,034	(84)
Advertising expense	2,758	3,004	(246)
COVID-19-related expense	2,863	4,550	(1,687)
All other SG&A	18,093	14,115	3,978
Total SG&A	$87,718	$50,590	$37,128
Regarding the table above, the increases in both ESOP and bonus expenses, payouts of which are based on profitability, are the results of management's determination that it is probable that those payouts will be earned based on results during the first nine months of fiscal 2021 and probable results for the remainder of the fiscal year. The increase in stock-based compensation expense is primarily attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Part I, Item 1, Note 5 - Stock Compensation Plans" of this Form 10-Q. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part I, Item 1, Note 8 - Commitments and Contingencies" of this Form 10-Q. The increase in all other SG&A expenses is primarily the result of travel and entertainment expenses returning to a normal level during our third quarter of fiscal 2021 as compared to our third quarter of fiscal 2020, when a substantial portion of business travel was halted due to the COVID-19 pandemic.
Selling, General and Administrative Costs
(in thousands)

Description	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020	Increase/(Decrease)
ESOP expense	$16,700	$—	$16,700
Bonus expense	14,766	—	14,766
Legal expense	28,321	19,993	8,328
COVID-19-related expense	13,952	8,049	5,903
Stock compensation expense	12,037	6,789	5,248
Administrative salaries	37,922	36,056	1,866
Broker commissions	10,255	9,423	832
Trainee expense	9,172	9,278	(106)
Sanderson Farms Championship expense	5,853	6,132	(279)
Advertising expense	8,252	9,504	(1,252)
All other SG&A	51,332	51,065	267
Total SG&A	$208,562	$156,289	$52,273
Regarding the table above, the increases in both ESOP and bonus expenses, payouts of which are based on profitability, are the results of management's determination that it is probable that those payouts will be earned based on results during the first nine months of fiscal 2021 and probable results for the remainder of the fiscal year. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part I, Item 1, Note 8 - Commitments and Contingencies" of this Form 10-Q. The increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic, which was declared during the middle of our second fiscal quarter of 2020. The increase in stock-based compensation expense is primarily attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Part I, Item 1, Note 5 - Stock Compensation Plans" of this Form 10-Q.

The Company’s operating income for the three and nine months ended July 31, 2021 was $215.2 million and $356.3 million, respectively, as compared to an operating income and loss for the three and nine months ended July 31, 2020 of $39.9 million and $(53.8) million, respectively. The improvement in operating results for the periods ended July 31, 2021, as compared to the same periods a year ago, resulted primarily from significantly higher average selling prices, partially offset by higher average costs of goods sold.
Interest expense during the third quarter and first nine months of fiscal 2021 was $0.6 million and $2.0 million, respectively, as compared to $1.5 million and $4.5 million, respectively, during the third quarter and first nine months of fiscal 2020. The decrease in interest expense during the comparative periods is the result of lower outstanding debt levels during fiscal 2021, in addition to lower interest rates.
The Company’s estimated annual effective tax rates for the three and nine months ended July 31, 2021 were 23.2% and 23.5%, respectively, as compared to effective tax rates of 15.5% and 100.6%, respectively, for the three and nine months ended July 31, 2020. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rates for the three and nine months ended July 31, 2021 would have been approximately 24.2% and 24.1%, respectively, as compared to effective tax rates of 18.2% and 32.7%, respectively, for the three and nine months ended July 31, 2020. The discrete items recognized during the nine months ended July 31, 2020 are primarily related to the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") and are described in more detail in "Part I, Item 1, Note 10 - Income Taxes" of this Form 10-Q. The Company estimates its effective tax rate for the full fiscal year 2021, exclusive of discrete items, will be approximately 24.1%. As of July 31, 2021, the Company's deferred income tax liability was $149.5 million as compared to $141.7 million at October 31, 2020, an increase of $7.8 million.
During the three and nine months ended July 31, 2021, the Company’s net income was $164.8 million, or $7.38 per share, and $271.2 million, or $12.14 per share, respectively. For the three and nine months ended July 31, 2020, the Company’s net income was $32.8 million, or $1.48 per share, and $0.4 million, or $0.02 per share, respectively. The increase in net income for the comparative periods is primarily attributable to significantly higher average selling prices, partially offset by higher average costs of goods sold. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at July 31, 2021 was $587.1 million, and its current ratio, calculated by dividing current assets by current liabilities, was 2.9 to 1. The Company’s working capital and current ratio at October 31, 2020 were $354.0 million and 2.6 to 1, respectively. These measures reflect the Company’s ability to meet its short-term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity during fiscal 2021 include cash on hand at October 31, 2020, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. As of July 31, 2021 and August 25, 2021, the Company had no outstanding draws under the facility, and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility. Management believes the Company has sufficient liquidity available to meet its needs.
The Company’s cash position at July 31, 2021 and October 31, 2020 consisted of $245.4 million and $49.1 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at July 31, 2021 and October 31, 2020 was held in bank accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the nine months ended July 31, 2021 totaled $370.7 million, as compared to cash flows provided by operating activities of $115.7 million during the nine months ended July 31, 2020. Cash flows from operating activities increased by $255.0 million. During the first nine months of fiscal 2021, the Company realized higher margins due to higher average selling prices, partially offset by higher average costs of goods sold, as compared to the first nine months of fiscal 2020. This increase in cash flows was partially offset by an increase in inventories, especially our live bird and feed inventories, during the first nine months of fiscal 2021. The increase in inventories is primarily the result of significantly higher prices paid for corn and soybean meal, our primary feed ingredients, during the first nine months of fiscal 2021 as compared to the same period in fiscal 2020. Details related to the corn and soy markets are discussed above in the Executive Overview of Results section. The increase in cash flows between the two periods was further offset by cash flows related to income taxes. During the nine months ended July 31, 2021, the Company's net cash outflows related to income taxes totaled approximately $44.4 million, as compared to approximately $82.9 million in net cash received related to income taxes during the nine months ended July 31, 2020.
Cash flows used in investing activities during the first nine months of fiscal 2021 and 2020 were $125.9 million and $165.7 million, respectively. The Company’s capital expenditures during the first nine months of fiscal 2021 were approximately $126.7 million, and included approximately $29.5 million for multiple large-scale equipment and building upgrades at multiple complexes, approximately $10.1 million on construction of a new hatchery in Jones County, Mississippi, and approximately $9.7 million to purchase new vehicles that would have been leased prior to fiscal 2020. Capital expenditures for the first nine months of fiscal 2020 were $166.0 million, and included approximately $46.2 million for multiple large-scale equipment and building upgrades at multiple complexes and $9.7 million to purchase new vehicles that would have been leased prior to fiscal 2020.
Cash flows used in financing activities during the nine months ended July 31, 2021 totaled $48.5 million, as compared to cash flows provided by financing activities of $20.6 million during the nine months ended July 31, 2020. The change in cash flows from financing activities is primarily attributable to the change in outstanding borrowings under the Company's revolving credit facility. During the nine months ended July 31, 2021, the Company's outstanding borrowings under the facility decreased by $25.0 million as compared to an increase in outstanding borrowings of $40.0 million under the facility during the nine months ended July 31, 2020.
As of August 17, 2021, the Company's fiscal 2021 capital budget is approximately $195.1 million. The Company expects the 2021 capital budget to be funded by cash on hand, internally generated working capital, cash flows from operations and funds available under the Company's revolving credit facility. The fiscal 2021 capital budget includes an aggregate of approximately $46.4 million for multiple large-scale equipment and building upgrades at multiple complexes, $12.5 million to purchase new vehicles that would have been leased prior to fiscal 2020, and $10.1 million for construction of a new hatchery to replace the hatchery previously in service in Laurel, Mississippi. Excluding the budgeted amounts for the items detailed above, the fiscal 2021 capital budget is approximately $126.1 million. These amounts are estimates and are subject to change as we move through the remainder of fiscal 2021.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at July 31, 2021, was $1.1 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of July 31, 2021 and August 25, 2021, the Company had no outstanding draws under the facility and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 28, 2021.

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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the third quarter of fiscal 2021, the Company purchased approximately 30.8 million bushels of corn and approximately 280,603 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $30.8 million in the third quarter of fiscal 2021. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.8 million.
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

During the third quarter of fiscal 2021, the Company’s average feed cost per pound of broilers processed totaled $0.3506 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0252, based on the quantity of grain used during the third quarter of fiscal 2021. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0023 during the third quarter of fiscal 2021.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the third quarter of fiscal 2021:

Feed Ingredient	Quantity Purchased during the Third Fiscal Quarter of 2021	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	30.8 million bushels	$1.00 per bushel	$30.8 million	$0.0252/lb processed
Soybean meal	280,603 tons	$10.00 per ton	$2.8 million	$0.0023/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it sometimes maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. At July 31, 2021 the Company had no outstanding debt on its balance sheet.
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
As of July 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2021.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended October 31, 2020, except as follows:
Risks Relating to Proposed Acquisition by Cargill and CGC
The Merger is subject to receipt of approval from our shareholders as well as the satisfaction of other closing conditions in the Merger Agreement.
The Merger Agreement contains a number of customary conditions to complete the Merger, including, (i) the approval of the Merger Agreement by the holders of at least two-thirds of our outstanding shares of common stock, (ii) the absence of any order or injunction issued by a court of competent jurisdiction or governmental entity prohibiting the consummation of the transaction, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the receipt of regulatory approvals in China and Mexico, (v) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to certain materiality qualifiers), (vi) performance in all material respects of the obligations and the compliance in all material respects with the covenants in the Merger Agreement, (vii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (viii) the absence of an MAE Detriment (as defined in the Merger Agreement) with respect to the consents, approvals, clearances and other authorizations or expirations in connection with regulatory approvals in China and Mexico. We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
Failure to complete the Merger could materially adversely affect our business operations, financial results and stock price.
If the Merger is not completed, including as a result of our shareholders failing to adopt the Merger Agreement, our shareholders will not receive any payment for their shares in connection with the Merger. Instead, the Company will remain an independent public company, and the shares will continue to be traded on NASDAQ. Our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, growers, customers, suppliers and distributors;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than to complete the Merger;
•we may be required to pay a cash termination fee as required under the Merger Agreement;
•the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and refraining from pursuing other opportunities that could have been beneficial to us; and we may incur additional costs in connection with the defense or settlement of any shareholder litigation in connection with the Merger, which may adversely affect our ability to complete the Merger.
If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, growers, customers, suppliers and distributors.
Uncertainty about the effect of the Merger on employees, growers, customers, suppliers and distributors may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause growers, customers, suppliers, distributors and others that deal with us to attempt to change existing business relationships with us. Retention and motivation of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart, our business could be harmed. In addition, there could be distractions to or disruptions for our employees and management associated with obtaining the required approvals to close the Merger. Our growers, customers, suppliers and distributors may experience uncertainty with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as customers, suppliers, distributors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than with us. These disruptions could have an adverse effect on our business operations and financial results. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.
Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business operations and financial results. The Merger Agreement generally requires us to use commercially reasonable efforts to conduct our business in all material respects in the ordinary course and preserve intact in all material respects its business organization, employee relationships, assets and properties, our existence in good standing, and our business relationships during the period between the date of the Merger Agreement and the closing of the Merger, and not to engage in specified types of transactions during this period, subject to certain exceptions. These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or effectively respond to competitive pressures or industry developments. For these and other reasons, the pendency of the Merger could adversely affect our business operations and financial results.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Cargill and CGC. These costs could require us to use cash that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $158 million to Cargill and CGC. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. The payment of a termination fee may also have an adverse impact on our financial condition and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has had, and continues to have, a negative effect on our business.
The public health crisis caused by the COVID-19 pandemic and the measures taken by governments, businesses, including us, and the public at large to limit the spread of the disease have had, and continue to have, a negative effect on our business including, without limitation, the following:
•At times during the pandemic, we experienced a decrease in demand and commodity prices for products from our plants that serve food service customers, restaurants, and other customers who sell food for consumption away from home. These customers have been significantly negatively affected by stay-at-home restrictions or recommendations, closings of restaurants, social distancing requirements and cancellations of major sporting and other events. This negative trend continued to some degree throughout fiscal 2020 and into fiscal 2021 even though government restrictions were reduced or lifted because restaurants and other venues in some parts of the country have been required to operate at reduced capacities and, especially in areas of the country with low COVID-19 vaccination rates, consumers may fear gathering in public places. While we have experienced an increase in demand and market prices for products produced for food service customers during the spring and summer of 2021, resurgences of COVID-19 infections associated with the "Delta" variant after restrictions were lifted are causing and could continue to cause governments to impose new or stricter closure, capacity or social distancing requirements. This could cause consumer demand for food away from home to again worsen. We also cannot predict whether and to what extent changes in consumer food purchasing behavior will persist even after the threat of the pandemic has been eliminated or how those changes would affect our business.
•Deteriorating economic and political conditions caused by the resurgence of the COVID-19 "Delta" variant, such as increased unemployment, decreases in disposable income and consumer spending, declines in consumer confidence, changes in consumer buying patterns, or economic slowdowns or recessions, may again contribute to lower demand for our products, especially products from our plants that serve food service customers.
•We experienced some disruption in our operations due to the pandemic, including higher than normal absenteeism related to COVID-19 among our employees and inefficiencies from a significant number of new hires. Beginning during late July 2021 and continuing into August 2021, we have again seen an increase in absenteeism rates associated with COVID-19, and the number of positive cases among our employees has risen. While we have been able to operate despite these disruptions, a higher level of disruption could materially and adversely affect our operations. For example, although we are taking measures to protect our employees and prevent the spread of coronavirus in our facilities, these measures may not be sufficient to prevent an outbreak of infections among our employees. Government restrictions like social distancing regulations or limits on the number of persons who can be present in our facilities could also impair operations. The absence of a significant number of employees to staff our plants could cause a material reduction in our production volumes and could also hurt our ability to make certain products that require more labor to produce. If an outbreak at any of our facilities is severe, we could even be forced to close the facility, which in turn would constrain our ability to meet customer orders, increase our costs and reduce our revenues.
•We have incurred additional expenses directly related to COVID-19, which consist primarily of additional wage expense to pay our $1 per hour attendance bonus at the beginning of the pandemic, paid time off for employees who are not working for reasons related to COVID-19 and overtime expense to run our plants. We have also incurred costs for personal protective equipment, cleaning, on-site medical clinics and other measures we have taken in our facilities to protect against the spread of disease. These expenses may be ongoing for an uncertain period of time and could increase if we are required to take additional measures to ensure we can continue to operate if the pandemic worsens.
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
•Declining oil prices during the first year of the pandemic, which were caused in part by the contraction of commercial activity worldwide due to the pandemic, limited the ability of some of our export customers to purchase our products because their domestic economies depend on oil. Additionally, the value of the U.S. dollar versus some foreign currencies increased. This led to weaker demand and prices for our products in the export markets. While oil prices have moved higher and the value of the U.S. dollar has become more favorable versus foreign currencies, a resurgence in COVID-19 cases could again cause both of these factors to impact demand for our products from other countries.
•If the effects of the pandemic cause market prices for our products to fall as they did during the first year of the pandemic, we may have to record adjustments to write down the carrying values of our live inventories in future quarters.
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
Any of the negative impacts of the COVID-19 pandemic, including those described above, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts could exacerbate the other risk factors discussed below. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and that we cannot predict, including the scope and duration of the pandemic, the impact of the spread of the "Delta" variant, and actions by governmental authorities and other third parties in response to the pandemic.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2021, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
May 1 - May 31, 2021	—	$—	—	2,000,000
Jun. 1 - Jun. 30, 2021	169	188.20	169	2,000,000
Jul. 1 - Jul. 31, 2021	—	—	—	2,000,000
Total	169	$188.20	169	2,000,000
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
3Does not include vested restricted shares that may yet be repurchased under the Stock Incentive Plan as described in Note 1.

Item 6.    Exhibits
The following exhibits are filed with this report.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of August 8, 2021, by and among Sanderson Farms, Inc., Walnut Sycamore Holdings LLC, Sycamore Merger Sub LLC and solely for purposes of certain provisions specified therein, Wayne Farms LLC. (Incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of December 30, 2020. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 5, 2021.)

10.1	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Lampkin Butts. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.2	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.3	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File, because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRLTaxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________
*    Filed herewith.
**    Furnished herewith.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of August 8, 2021, by and among Sanderson Farms, Inc., Walnut Sycamore Holdings LLC, Sycamore Merger Sub LLC and solely for purposes of certain provisions specified therein, Wayne Farms LLC. (Incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of December 30, 2020. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 5, 2021.)

10.1
Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Lampkin Butts. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.2
Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.3
Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

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

SANDERSON FARMS, INC.
(Registrant)

Date: August 26, 2021	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: August 26, 2021	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer