Form 10-K
period 2021-10-31
SANDERSON FARMS INC
filed 2021-12-21
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $3,109,889,226.
Number of shares outstanding of the Registrant’s common stock as of December 14, 2021: 22,318,512 shares of common stock, $1.00 per share par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement filed or to be filed in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

INTRODUCTORY NOTE
Definitions. This Annual Report on Form 10-K (the "Annual Report") is filed by Sanderson Farms, Inc., a Mississippi corporation. Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations. The use of these terms to refer to Sanderson Farms, Inc. and its subsidiaries collectively does not suggest that Sanderson Farms, Inc. and its subsidiaries have abandoned their separate identities or the legal protections given to them as separate legal entities. “Fiscal year” means the fiscal year ended October 31, 2021, which is the year for which this Annual Report is filed.
Presentation and Dates of Information. Except for Item 4A herein, the Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent that it is incorporated into Form 10-K, those used in SEC Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the SEC. Item 4A (“Executive Officers of the Registrant”) has been included by the Registrant in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Annual Report, which is December 21, 2021.
PART I
Item 1.    Business
(a) GENERAL DEVELOPMENT OF THE REGISTRANT’S BUSINESS
Sanderson Farms was incorporated in Mississippi in 1955, and is a fully, vertically-integrated poultry processing company engaged in the production, processing, marketing and distribution of fresh and frozen chicken products. In addition, the Company is engaged in the processing, marketing and distribution of processed and minimally prepared chicken.
The Company sells ice-packed, chill-packed, bulk-packed and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name, to retailers, distributors, and casual dining operators in the United States and to customers who resell frozen chicken into export markets. During fiscal year ended October 31, 2021, the Company processed approximately 661 million chickens, or approximately 4.9 billion dressed pounds. According to 2021 industry statistics, the Company was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Company's fresh and frozen chicken operations presently encompass 11 hatcheries, 9 feed mills, 12 processing plants and 1 prepared chicken plant. The Company has contracts with operators of approximately 813 grow-out farms and 232 breeder farms that provide it with sufficient housing capacity for its current operations.
The Company’s prepared chicken product line includes approximately 48 institutional and consumer-packaged, partially cooked or marinated chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
Since the Company completed the initial public offering of its common stock in May 1987, we have significantly expanded operations by expanding existing facilities, adding second shifts and constructing new facilities to increase production capacity, product lines and marketing flexibility. Since 1992, when the Company sold approximately 361.4 million pounds of product, the Company has constructed 8 new hatcheries, 6 new feed mills and 8 new processing plants. As a result of our expansion efforts, the Company's production capacity has significantly increased, and in fiscal 2021 the Company sold approximately 4.9 billion pounds of product, which includes approximately 111.0 million pounds from its prepared chicken plant.
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

The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five absolute percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2021, was $1.2 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of October 31, 2021, and December 20, 2021, the Company had no outstanding borrowings and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 28, 2021.
(c) NARRATIVE DESCRIPTION OF REGISTRANT’S BUSINESS
General
The Company is engaged in the production, processing, marketing and distribution of fresh and frozen chicken and the preparation, processing, marketing and distribution of processed and minimally prepared chicken items. The Company has one reporting segment, poultry products.
The Company sells chill-packed, ice-packed, bulk-packed and frozen chicken, in whole, cut-up and boneless form, primarily under the Sanderson Farms® brand name, to retailers, distributors and casual dining operators in the United States and to customers who resell frozen chicken into export markets. During its fiscal year ended October 31, 2021, the Company processed approximately 661 million chickens, or approximately 4.9 billion dressed pounds. According to 2021 industry statistics, the Company was the third largest processor of dressed chicken in the United States based on average weekly processed pounds.
The Company conducts its chicken operations through Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division), both of which are wholly-owned subsidiaries of Sanderson Farms, Inc. The production subsidiary, Sanderson Farms, Inc. (Production Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Bryan, Waco, Palestine, Freestone County, Robertson County, Lindale and Mineola, Texas; Adel, Georgia; and Kinston and Lumberton, North Carolina, is engaged in the production of chickens to the broiler stage. Sanderson Farms, Inc. (Processing Division), which has facilities in Laurel, Collins, Hazlehurst and McComb, Mississippi; Hammond, Louisiana; Bryan, Palestine, Waco and Smith County, Texas; Moultrie, Georgia; and Kinston and St. Pauls, North Carolina, is engaged in the processing, sale and distribution of chicken products.
The Company conducts its prepared chicken business through its wholly-owned subsidiary, Sanderson Farms, Inc. (Foods Division), which has a facility in Flowood, Mississippi. This facility is engaged in the processing, marketing and distribution of approximately 48 processed and minimally prepared chicken items, which it sells nationally, principally to distributors and national food service accounts. The facility is managed by the same senior management team that manages our Processing Division.
Products
The Company has the ability to produce a wide range of processed chicken products and prepared chicken items.
Processed chicken is first salable as an ice-packed, whole chicken. The Company adds value to its ice-packed, whole chickens by removing the giblets, cutting and deboning the product based on customer specifications, and weighing, packaging and labeling the product to specific customer requirements. The additional processing steps of giblet removal, cutting and close tolerance weighing increase the value of the product to the customer over whole, ice-packed chickens by reducing customer handling and cutting labor and capital costs, reducing the shrinkage associated with cutting, and ensuring consistently sized portions.
The Company adds additional value to the processed chicken by deep chilling and packaging whole chickens in bags or combinations of fresh chicken parts, including boneless product, in various sized, individual trays under the Company’s brand name, which then may be weighed and pre-priced, based on each customer’s needs. This chill-pack process increases the value of the product by extending shelf life, reducing customer weighing and packaging labor, and providing the customer with a wide variety of products with uniform, well designed packaging, all of which enhance the customer’s ability to merchandise chicken products.
To satisfy some customers’ merchandising needs, the Company freezes the chicken product, which adds value by meeting the customers’ handling, storage, distribution and marketing needs and by permitting shipment of product overseas where transportation time may be as long as 60 days.
The following table sets forth, for the periods indicated, the contribution, as a percentage of net sales dollars, of each of the Company’s major product lines:

	Fiscal Year Ended October 31,
	2021	2020	2019	2018	2017
Registrant processed chicken:
Value added:
Fresh vacuum-sealed	38.7%	33.8%	38.3%	35.2%	39.8%
Fresh chill-packed	34.4	39.3	32.9	35.6	31.0
Fresh bulk-packed	15.1	13.7	14.4	15.1	16.4
Frozen	6.0	6.8	6.2	6.5	6.7
Value added subtotal	94.2	93.6	91.8	92.4	93.9
Non-value added:
Fresh ice-packed	1.3	1.2	1.2	1.2	1.0
Non-value added subtotal	1.3	1.2	1.2	1.2	1.0
Total processed chicken	95.5	94.8	93.0	93.6	94.9
Minimally prepared chicken	4.5	5.2	7.0	6.4	5.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth, as of October 31, 2021, for each of the Company’s poultry processing plants, the general customer market to which the plant is devoted, the weekly capacity of each plant at full capacity expressed in number of head processed, and the industry's average size of birds processed in the relevant market:

Plant Location	Market	Capacity Per Week	Industry Bird Size
Laurel, Mississippi	Big Bird	650,000	9.18
Hammond, Louisiana	Big Bird	650,000	9.18
Collins, Mississippi	Big Bird	1,300,000	9.18
Waco, Texas	Big Bird	1,300,000	9.18
Palestine, Texas	Big Bird	1,300,000	9.18
St. Pauls, North Carolina	Big Bird	1,300,000	9.18
Hazlehurst, Mississippi ¹	Chill-Pack Retail Feeder	650,000	6.71
McComb, Mississippi	Chill-Pack Retail	1,300,000	6.71
Bryan, Texas	Chill-Pack Retail	1,300,000	6.71
Moultrie, Georgia	Chill-Pack Retail	1,300,000	6.71
Kinston, North Carolina	Chill-Pack Retail	1,300,000	6.71
Tyler, Texas	Chill-Pack Retail	1,300,000	6.71

Note 1 - At our investor day on October 16, 2020, we announced our intention to reduce the target live weight for our Hazlehurst, Mississippi plant from a big bird size to a chill-pack retail size for the purpose of meeting shifting demand needs, primarily as a result of the coronavirus pandemic and its effects on consumer buying patterns. On approximately November 23, 2020, the live birds processed at the Hazlehurst, Mississippi plant reached our target live weight for chill-pack retail sized birds. Much of the product processed there is subsequently transferred to a chill-pack retail plant to be packaged and sold to chill-pack retail customers.
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
As of December 20, 2021, the Company had the capacity to process 6.5 million head per week in its big bird plants. Our results from these plants are materially affected by fluctuations in the commodity market prices for boneless breast meat, chicken tenders, wings, leg quarters and boneless thigh meat as quoted by Urner Barry.
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

Our chill-pack plants process medium sized birds and cut and package the product in various sized individual trays to customers’ specifications. The trays are weighed and pre-priced primarily for customers to resell through retail grocery outlets. The Company sells its chill-pack products both under store brand names and under the Company’s Sanderson Farms® brand name. The Company has contracts ranging in duration from one year to three years with most of its chill-pack customers. These agreements typically provide for the pricing of product based on agreed upon, flat prices or on negotiated formulas that use an agreed upon, regularly quoted market price as the base, as well as various other guidelines for the relationship between the parties. All of our contracts with retail grocery store customers also provide for the sale of negotiated quantities of product at periodically negotiated prices, rather than the flat and formula-driven prices discussed above. None of our contracts with retail grocery store customers require the customers to purchase, or the Company to sell, any specific quantity of product. As of December 20, 2021, the Company had the capacity to process 7.15 million head per week at its chill-pack and chill-pack feeder plants. Our results from our chill-pack plants are materially affected by our pricing negotiations with customers and fluctuations in certain market benchmarks.

As with products produced at our big bird plants, selection of the desired methodology for pricing chill-pack products is largely customer driven. Currently, many of our chill-pack customers choose to negotiate flat prices for the life of the contracts, while some of our customers choose to use an index published by Express Markets, Inc. ("EMI").
Currently, most of the products sold by our prepared chicken plant are sold under long-term contracts at fixed prices related to the spot commodity price of chicken at the time the contract is negotiated, plus a premium for additional processing.
Sales and Marketing
The Company’s chicken products are sold primarily to retailers (including national and regional supermarket chains and local supermarkets) and distributors within the United States. The Company also sells its chicken products to casual dining operators, foreign customers, and United States based customers who resell the products outside of the continental United States. This wide range of customers, together with the Company’s product mix, provides the Company with flexibility in responding to changing market conditions in its effort to maximize profits. This flexibility also assists the Company in its efforts to reduce its exposure to market volatility, although its ability to do so is limited.
Sales and distribution of the Company’s chicken products are conducted primarily by sales personnel at the general corporate offices in Laurel, Mississippi, by customer service representatives at each of its processing plants and its prepared chicken plant and through independent food brokers. Each plant has individual on-site distribution centers and uses contract carriers for distribution of its products.
Generally, the Company prices much of its chicken products based upon weekly and daily market prices reported by private firms such as EMI and Urner Barry. The Company’s profitability is affected by such market prices, which may fluctuate substantially and exhibit cyclical and seasonal characteristics. The Company will adjust base prices depending upon value added, volume, product mix and other factors. While base prices may change weekly and daily, the Company’s adjustments to those base prices are generally negotiated from time to time with customers. The Company’s sales are generally made on an as-ordered basis, and the Company maintains sales contracts ranging in duration from one year to three years with many of its customers. These agreements, which provide the pricing structure of product, as well as various other guidelines for the relationship between the parties, do not require the customers to purchase or the Company to sell any specific quantity of product.
From time to time, the Company may use television, radio and newspaper advertising, point of purchase material, social media and other marketing techniques to develop consumer awareness of and brand recognition for its Sanderson Farms® products. We have achieved a high level of public awareness and acceptance of our products in our core markets. Brand awareness is an important element of our marketing philosophy, and we intend to continue brand name merchandising of our products. During calendar 2004, the Company launched an advertising campaign designed to distinguish the Company’s fresh chicken products from competitors’ products. The campaign noted that the Company’s product is a natural product free from salt, water and other additives that some competitors inject into their fresh chicken. The Company continues to use various media to communicate this message today. During fiscal 2016, the Company launched a multi-media advertising campaign designed to explain and support the Company's position regarding the judicious use of antibiotics to prevent illness and treat chickens that become ill. During fiscal 2017, the Company launched a multi-media advertising campaign designed to dispel many of the myths about poultry production.
While the information presented in the campaigns launched in fiscal years 2016 and 2017 is still available on our website, the Company launched a new multi-media campaign in fiscal 2018 designed to educate consumers on key attributes of our products. In fiscal year 2019, the Company's marketing efforts were primarily focused on digital campaigns that provided new, easily accessible recipes and highlighted the relatively high protein content of poultry. In fiscal 2020, the Company quickly shifted its marketing efforts to adapt to challenges that arose as a result of the COVID-19 pandemic, focusing on providing supportive and meaningful digital content for the evolving digital shopper. The lasting effects of the pandemic, including the rise of the home chef, led the Company to shift its consumer messaging toward inspiration and convenience during fiscal 2021. This strategy included updating the Company's website and social media content, publishing several recipe videos and shoppable recipes, providing QR codes on retail packaging, which direct consumers to recipes relevant to the particular product, and amplifying our presence on digital retail shelves. The Company regularly evaluates consumer trends, preferences, perception and awareness of its brand and, while not currently advertising on television, expects to continue to use extensions of previous campaigns and to develop new and relevant content in other media, at least for the near term.

The Company’s prepared chicken items are sold nationally, primarily to distributors and national food service accounts. Sales of such products are handled by sales personnel of the Company and by independent food brokers. Prepared chicken items are distributed from the Company’s plant in Flowood, Mississippi, through arrangements with contract carriers.
Production and Facilities
General. The Company is a fully, vertically-integrated producer of fresh, frozen and minimally prepared chicken products, controlling the production of hatching eggs, hatching, feed manufacturing, growing, processing and packaging of its product lines.
Breeding and Hatching. The Company maintains its own breeder flocks for the production of hatching eggs. Such breeder flocks are acquired as one-day old chicks (known as pullets and cockerels) from primary breeding companies that specialize in the production of genetically designed breeder stock. As of October 31, 2021, the Company maintained contracts with 70 independent contract pullet producers for the grow-out of pullets (growing the pullet to the point at which it is capable of egg production, which takes approximately six months). Thereafter, the mature breeder flocks are transported by the Company’s vehicles to breeder farms that are maintained, as of October 31, 2021, by 162 independent contract producers under the Company’s supervision. Eggs produced on the farms of independent contract breeder producers are transported to the Company’s hatcheries in Company-owned vehicles.
The Company owns and operates eleven hatcheries located in Mississippi, Texas, Georgia and North Carolina where eggs are incubated, vaccinated and hatched in a process requiring 21 days. The chicks are vaccinated against common poultry diseases and are transported by the Company’s vehicles to independent contract grow-out farms. As of October 31, 2021, the Company’s hatcheries were capable of producing an aggregate of approximately 14.3 million chicks per week.
Grow-out. The Company places its chicks on the farms of 813 independent contract broiler producers, as of October 31, 2021, located in Mississippi, Texas, Georgia and North Carolina, where broilers are grown to an age of approximately seven to nine weeks. The farms provide the Company with sufficient housing capacity for its operations, and are typically family-owned farms operated under contract with the Company. The farm owners provide facilities, utilities and labor; the Company supplies the day-old chicks, feed and veterinary and technical services. The independent contract poultry producers are compensated pursuant to an incentive formula designed to promote production cost efficiency.
Historically, the Company has been able to accommodate expansion in grow-out facilities through additional contract arrangements with independent contract producers.
Feed Mills. An important factor in the grow-out of chickens is the rate at which chickens convert feed into body weight. The Company purchases primary feed ingredients on the open market. Ingredients include corn and soybean meal, which are the largest cost components of the Company’s total feed costs. The quality and composition of the feed are critical to the conversion rate, and accordingly, we formulate and produce our own feed. As of October 31, 2021, the Company operated nine feed mills, four of which are located in Mississippi, three in Texas, one in Georgia and one in North Carolina. The Company’s annual feed requirements for fiscal 2021 were approximately 5.0 million tons, and it has the capacity to produce approximately 6.6 million tons of finished feed annually under current configurations.
Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs, domestic and export demand and the agricultural and energy policies of the United States and foreign governments. On October 31, 2021, the Company had the capacity to store approximately 4.4 million bushels of corn at its feed mills, which was sufficient to store approximately one week's requirements for corn. Generally, the Company purchases corn and other feed ingredients at current prices from suppliers and, to a limited extent, directly from farmers. Feed grains are available from an adequate number of sources. Although the Company has not experienced and does not anticipate problems in securing adequate supplies of feed grains, price fluctuations of feed grains have a direct and material effect upon the Company’s profitability. Although we attempt to manage the risk of volatile price changes in grain markets by sometimes purchasing grain at current prices for future delivery, we cannot eliminate the potentially adverse effect of grain price increases.
Processing. Once broilers reach processing weight, they are transported in Company vehicles to the Company’s processing plants. These plants use modern, highly automated equipment to process and package the chickens. The Company’s McComb and Collins, Mississippi; Moultrie, Georgia; Kinston and St. Pauls, North Carolina and Bryan, Waco, Palestine and Tyler, Texas processing plants operate two processing lines on a double shift basis with the capacity to process approximately 1,300,000 chickens per week as of October 31, 2021. The Company’s Laurel and Hazlehurst, Mississippi and Hammond, Louisiana processing plants operate on a double shift basis with the capacity to process approximately 650,000 chickens per week as of October 31, 2021. At October 31, 2021, the Company’s deboning facilities had the capacity to produce approximately 18.4 million pounds of big bird boneless breast and tenders finished product and 13.5 million pounds of chill-pack boneless breast and tenders finished product each week.
Prepared Chicken. The Company's prepared chicken plant is located in Flowood, Mississippi and has approximately 85,000 square feet of refrigerated manufacturing and storage space. The plant uses highly automated equipment to prepare, process and freeze prepared chicken items.
Executive Offices; Other Facilities. The Company’s laboratory and corporate offices are located on separate sites in Laurel, Mississippi. The office buildings house the Company’s corporate offices, meeting facilities and computer equipment and constitute the corporate headquarters. As of October 31, 2021, the Company operated 16 automotive maintenance shops, which service over 1,400 over-the-road and farm vehicles used to support the Company's operations. In addition, the Company has one child care facility located near its Collins, Mississippi processing plant, which, due to the COVID-19 pandemic, was temporarily closed as of October 31, 2021.
Quality Control
The Company believes that quality control is important to its business and conducts quality control activities throughout all aspects of its operations. The Company believes these activities are beneficial to efficient production and in ensuring its customers receive wholesome, high quality products.
The Company's Director of Technical Services supervises the operation of a laboratory in Laurel, Mississippi which, among other things, monitors sanitation at the hatcheries, monitors the quality and purity of feed ingredients and feed, monitors the health of the Company’s breeder and broiler flocks, and conducts microbiological tests on live chickens, facilities and finished products. The Company conducts on-site quality control activities at each of its twelve processing plants and the prepared chicken plant.
Regulation
The Company’s facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Federal Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration (“OSHA”) and corresponding state agencies. The Company’s chicken processing plants are subject to continuous on-site inspection by the USDA, and the Company's prepared chicken plant operates under the USDA’s Total Quality Control Program, which is a strict self-inspection plan written in cooperation with and monitored by the USDA. The FDA inspects the production at the Company’s feed mills.
Compliance with existing regulations has not had a material adverse effect upon the our earnings or competitive position in the past. Management believes that the Company is in substantial compliance with existing laws and regulations relating to the operation of its facilities and does not know of any major capital expenditures necessary to comply with such statutes and regulations.
The Company takes extensive precautions to ensure that its flocks are healthy and that its processing plants and other facilities operate in a healthy and environmentally sound manner. Events beyond our control, however, such as an outbreak of disease in its flocks or the adoption by governmental agencies of more stringent regulations, could materially and adversely affect operations.
Competition
The Company is subject to significant competition from regional and national firms in all markets in which it competes. Some of the Company's competitors have greater financial and marketing resources than the Company.
The primary methods of competition are price, product quality, number of products offered, brand awareness and customer service. The Company has emphasized product quality and brand awareness through its advertising strategy. See “Business — Sales and Marketing.” Although poultry is relatively inexpensive in comparison with other meats, the Company competes indirectly with the producers of other meats and fish, since changes in the relative prices of these foods may alter consumer buying patterns.
Customers
Two customers each accounted for more than 10% of the Company’s consolidated sales for the years ended October 31, 2021, October 31, 2020, and October 31, 2019. Sales to the two customers in fiscal 2021 accounted for 16.4% and 12.5%, respectively, of the Company's consolidated net sales, in 2020 accounted for 12.7% and 14.9%, respectively, of the Company's consolidated net sales, and in fiscal 2019 accounted for 15.8% and 11.8%, respectively, of the Company’s consolidated net sales. The Company does not believe the loss of these or any other single customer would have a material adverse effect on the Company because it could sell poultry earmarked for any single customer to alternative customers at market prices.
Sources of Supply
During fiscal 2021, the Company purchased its pullets and cockerels from a single major breeder. The Company has found the genetic breeds or cross breeds supplied by this company produce chickens most suitable to the Company’s purposes. During fiscal 2021, we had no written contracts with this breeder for the supply of breeder stock. Other sources of breeder stock are available, and we continually evaluate these sources of supply.
Should breeder stock from our current supplier not be available for any reason, we believe that we could obtain adequate breeder stock from other suppliers.
Other major raw materials used by the Company include feed grains and other feed ingredients, cooking ingredients and packaging materials. We purchase these materials from a number of vendors and believe that our sources of supply are adequate for current needs. We do not anticipate any difficulty in obtaining these materials in the future.
Seasonality
The demand for the Company’s chicken products generally is greatest during the spring and summer months and lowest during the winter months.
Trademarks
The Company has registered with the United States Patent and Trademark Office the trademark Sanderson Farms®, which it uses in connection with the distribution of its prepared chicken and premium grade chill-pack products. We consider the protection of this trademark to be important to our marketing efforts due to consumer awareness of and loyalty to the Sanderson Farms® label. The Company also has registered with the United States Patent and Trademark Office six other trademarks that are used in connection with the distribution of chicken and other products and for other competitive purposes.
The Company, over the years, has developed important non-public proprietary information regarding product-related matters. While we have internal safeguards and procedures to protect the confidentiality of such information, we do not generally seek patent protection for its technology.
Human Capital Resources
As of October 31, 2021, the Company had 17,662 employees. Of these, 2,021 employees were salaried and 15,641 were hourly. A collective bargaining agreement with the United Food and Commercial Workers International Union (UFCWIU) covers 661 hourly employees at our processing plant in Hammond, Louisiana and expires on November 30, 2022. A collective bargaining agreement with UFCWIU covers 1,645 production, maintenance and clean-up employees at our Bryan, Texas processing facility and expires on December 31, 2023. We believe our overall relations with our workforce are very good.
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
Safety and Health. The safety, health and welfare of our employees are paramount to our company. Our occupational health and safety programs are overseen by our President’s safety committee, which meets quarterly to set specific goals for workplace safety and measure attainment of those goals. We have five safety and health services team members who hold the Certified Safety Professional (CSP) designation from the Board of Certified Safety Professionals, and one of the five also holds the Occupational Hygiene and Safety Technician designation. Although we have opened four new poultry complexes and added more than 7,800 employees since October 31, 2010, our OSHA injury rates have declined by over 28% during that time. In fiscal year 2019, our OSHA injury rates declined by approximately 21% compared to fiscal 2018. In fiscal 2020, our OSHA injury rates declined another 6% compared to 2019, and in fiscal 2021, our rates declined another 4% compared to fiscal 2020. Cumulatively for the five years ended October 31, 2021, we had the fewest OSHA citations per 1,000 employees of any company in our industry having more than 5,000 employees.
We work closely with ergonomists to continuously monitor our employees’ working conditions and implement measures to ensure their wellness. For example, we have set our processing line speeds at the lowest rate of any company in our industry to reduce employee stress and injuries. This also contributes to favorable yields and product quality. We have numerous programs to promote the overall good health and wellness of our workforce. In response to the coronavirus pandemic, we implemented extensive safety measures throughout our company during fiscal 2020 to protect our employees from COVID-19, and we continued many of those measures throughout fiscal 2021. These measures are described in detail in this report in "Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Diversity, Equity and Inclusion ("DEI"). We strive to foster a work environment that includes and embraces racial, ethnic and gender diversity and other individual differences. As of the end of fiscal year 2021, 45% of our total workforce were women and 87% were minorities. Additionally, 24% of our management team were women and 42% were minorities. During fiscal year 2021, 45% of our new hires were women and 90% of our new hires were minorities. Our management diversity committee, which was established in 2011, oversees and strategically plans for diversity and inclusion within our company. For example, the committee has expanded our long-standing recruitment program targeted at Historically Black Colleges and Universities ("HBCUs"), and in fiscal 2021, 15% of the company’s summer interns were recruited from HBCUs. In fiscal 2020, the committee formed a new steering committee as a grassroots, action-oriented team to champion positive change. Additionally, our board of directors formed a special board committee on DEI, whose initial task was to engage an independent DEI consultant to perform a top to bottom review of our goals, strategy, policies, practices and messaging on DEI. We have a zero-tolerance policy on discrimination and harassment and have several systems under which employees can report incidents confidentially or anonymously and without fear of reprisal.
Recruitment, Retention and Development. The primary way we recruit and retain employees is by ensuring that our compensation and benefits are the most competitive in our industry. In fiscal years 2019, 2020, and 2021 we awarded our hourly workforce across-the-board pay increases that we believe make our wages very competitive in the markets in which we operate. Our progressive pay scale now begins at $16.70 per hour. After one year of employment, employees participate in our employee stock ownership plan at no cost to them and we match 100% of their contributions to our 401(k) plan for the first 3% of salary contributed and 50% for the next 2% of salary contributed. We pay 75% of the premium cost of our health insurance plan for employees and their families. We also have an extensive training program that provides both hourly and management training and other opportunities for professional and personal development and mentorship. Our training program is a critical part of our focus on employee safety, operational efficiency, employee wellness and welfare and our corporate culture. We invested $2.5 million in our employee training and development programs in fiscal 2021.
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
Risks Relating to Proposed Acquisition by Cargill and CGC
The Merger is subject to the satisfaction of certain closing conditions in the Merger Agreement.
On August 8, 2021, we agreed to be acquired by a joint venture between Cargill, Inc. (“Cargill”) and Continental Grain Company (“CGC”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Walnut Sycamore Holdings LLC, a Delaware limited liability company (“Parent”), Sycamore Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of certain provisions specified therein, Wayne Farms LLC, a Delaware limited liability company, pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, each of our outstanding shares, other than certain excluded shares, will receive $203 per share in cash.
The Merger Agreement contains a number of customary conditions to complete the Merger, including, (i) the absence of any order or injunction issued by a court of competent jurisdiction or governmental entity prohibiting the consummation of the transaction, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to certain materiality qualifiers), (iv) performance in all material respects of the obligations and the compliance in all material respects with the covenants in the Merger Agreement and (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). While we have received shareholder approval for the Merger, we can provide no assurance that all other required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
Failure to complete the Merger could materially adversely affect our business operations, financial results and stock price.
If the Merger is not completed, our shareholders will not receive any payment for their shares in connection with the Merger. Instead, the Company will remain an independent public company, and the shares will continue to be traded on NASDAQ. Our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:
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
•the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued; and
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and refraining from pursuing other opportunities that could have been beneficial to us; and we may incur additional costs in connection with the defense or settlement of any shareholder litigation in connection with the Merger, which may adversely affect our ability to complete the Merger.
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
The public health crisis caused by the COVID-19 pandemic and the measures taken by governments, businesses, including us, and the public at large to limit the spread of the disease had, and could continue to have, a negative effect on our business including, without limitation, the following:
•At times during the pandemic, we experienced a decrease in demand and commodity prices for products from our plants that serve food service customers, restaurants, and other customers who sell food for consumption away from home. These customers have been significantly negatively affected by stay-at-home restrictions or recommendations, closings of restaurants, social distancing requirements and cancellations of major sporting and other events. This negative trend continued to some degree throughout fiscal 2020 and into fiscal 2021 even though government restrictions were reduced or lifted because restaurants and other venues in some parts of the country have been required to operate at reduced capacities and, especially in areas of the country with low COVID-19 vaccination rates, consumers may fear gathering in public places. While we have experienced an increase in demand and market prices for products produced for food service customers during the spring, summer and fall of 2021, resurgences of COVID-19 infections associated with different variants of the virus are causing and could continue to cause governments to impose new or stricter closure, capacity or social distancing requirements. This could cause consumer demand for food away from home to again worsen. We also cannot predict whether and to what extent changes in consumer food purchasing behavior will persist even after the threat of the pandemic has been eliminated or how those changes would affect our business.
•Deteriorating economic and political conditions caused by resurgence of COVID-19 variants, such as increased unemployment, decreases in disposable income and consumer spending, declines in consumer confidence, changes in consumer buying patterns, or economic slowdowns or recessions, may again contribute to lower demand for our products, especially products from our plants that serve food service customers.
•We experienced some disruption in our operations due to the pandemic, including higher than normal absenteeism related to COVID-19 among our employees and inefficiencies from a significant number of new hires. Beginning during late July 2021 and continuing into August and September, we again experienced an increase in absenteeism rates associated with COVID-19, and the number of positive cases among our employees rose. While we were able to operate despite these disruptions, a higher level of disruption could materially and adversely affect our operations. For example, although we are taking measures to protect our employees and prevent the spread of coronavirus in our facilities, these measures may not be sufficient to prevent an outbreak of infections among our employees. Government restrictions like social distancing regulations or limits on the number of persons who can be present in our facilities could also impair operations. The absence of a significant number of employees to staff our plants could cause a material reduction in our production volumes and could also hurt our ability to make certain products that require more labor to produce. If an outbreak at any of our facilities is severe, we could even be forced to close the facility, which in turn would constrain our ability to meet customer orders, increase our costs and reduce our revenues.
•We have incurred additional expenses directly related to COVID-19, which consist primarily of additional wage expense to pay our $1 per hour attendance bonus at the beginning of the pandemic, paid time off for employees who are not working for reasons related to COVID-19, incentive pay to encourage employees to become vaccinated and overtime expense to run our plants. We have also incurred costs for personal protective equipment, cleaning, on-site medical clinics and other measures we have taken in our facilities to protect against the spread of disease. These expenses may be ongoing for an uncertain period of time and could increase if we are required to take additional measures to ensure we can continue to operate if the pandemic worsens.
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
Any of the negative impacts of the COVID-19 pandemic, including those described above, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts could exacerbate the other risk factors discussed in this report. The full extent to which the COVID-19 pandemic may negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and that we cannot predict, including the scope and duration of the pandemic, the impact of variants that have arisen and could arise in the future, and actions by governmental authorities and other third parties in response to the pandemic.
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
Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken, and, to a lesser extent, alternative proteins. These prices are determined by supply and demand factors, and supply and demand factors related to feed ingredients and chicken may not correlate. As a result, the poultry industry is subject to wide fluctuations in profitability. Typically we do well when chicken prices are high and feed prices are low. We are less profitable, and sometimes have losses, when chicken prices are low and feed prices are high. For example, grain prices during 2011 were high, while prices for chicken products did not increase proportionally, and the Company recorded a net loss. During 2012 and 2013, grain prices remained high, but market prices for chicken also increased, and the Company was profitable. During fiscal 2014 and fiscal 2015, grain prices declined while market prices for chicken increased, and the Company earned margins that were nearly records at that time.
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
Any such adjustment we may make in one period effectively absorbs into that period a portion of the costs to grow, process and distribute chickens that we would have otherwise incurred in the next fiscal period, thereby benefiting the next period. Any such adjustments that we make in the future could be material, and could materially adversely affect our financial condition and results of operations. The Company recorded an adjustment of $2.8 million at October 31, 2019 to reduce the values of live inventory on hand at that date from cost to net realizable value. The Company recorded no such adjustment at October 31, 2021 or October 31, 2020.
A decrease in demand for our products in the export markets could materially and adversely affect our results of operations, financial condition and cash flows.
Nearly all of our customers are based in the United States, but we sell some of our product to foreign customers and some to United States based customers who resell the product in the export markets. Approximately 9.2% of our gross sales in fiscal 2021 were to foreign customers or customers based in the United States who resell product in other countries, including approximately $228.3 million to customers who resell product in Mexico and $121.7 million to customers who resell product in China. Any disruption in the export markets could materially adversely affect our revenues or create an oversupply of poultry in the United States, which would cause domestic poultry prices to decline. Disruptions could include, for example:
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
Operational Risks
Inclement weather, such as excessive heat, freezing temperatures or storms, or other natural disasters, could have a material adverse effect on our results of operations.
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
Cyber-attacks and other cyber incidents are occurring more frequently, and are constantly evolving in nature and sophistication. We have implemented various measures to help prevent, detect and respond to cyber-attacks and other cyber incidents. Our failure to properly maintain our cyber-security measures and keep abreast of new and evolving threats may make our systems vulnerable. The vulnerability of our systems and our failure to identify or respond timely to cyber incidents could have an adverse effect on our operations and reputation and expose us to liability or regulatory enforcement actions.
We depend on the availability of, and good relations with, our employees and contract growers.
We have approximately 17,662 employees, approximately 2,306 of which are covered by collective bargaining agreements. In addition, we contract with approximately 1,045 independent contract poultry producers in Mississippi, Texas, North Carolina and Georgia for the grow-out of our breeder and broiler stock and the production of broiler eggs. Our operations depend on the availability of labor and contract growers and maintaining good relations with these persons and with labor unions. If we fail to attract employees or maintain good relations with our employees or maintain good relations with unions, we may experience labor strikes or work stoppages. If we do not attract and maintain contracts with our growers, including new growers for our new poultry complexes, our production operations could be negatively impacted and/or our growth could be constrained.
We rely heavily on the services of key personnel.
We depend substantially on the leadership of a small number of executive officers and other key employees. We have employment agreements with only three of these persons (our Chairman of the Board and Chief Executive Officer; our President; and our Treasurer, Chief Financial Officer, and Chief Legal Officer), and those with whom we have no agreement would not be bound by non-competition agreements or non-solicitation agreements if they were to leave us. The loss of the services of these persons could deplete our institutional knowledge and could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to attract, retain and train the new management personnel we need for our new complexes, or do so at the pace necessary to sustain our significant company growth.
Marketing and Sales Risks
The loss of our major customers could have a material adverse effect on our results of operations.
Our sales to our top ten customers represented approximately 52.0% of our net sales during fiscal 2021. Our contracts with our customers provide pricing structures, but do not require customers to purchase any specific quantity of product. Therefore, our customers could significantly reduce or cease their purchases from us with little or no advance notice, which could materially and adversely affect our sales and results of operations.
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
We are, and in the future may become, involved in legal proceedings related to our alleged violations of antitrust, securities fraud, and unfair competition laws and, as a result, may incur substantial costs in connection with those proceedings.
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
•allegations that we and other poultry producers unlawfully conspired to suppress the compensation of broiler growers below competitive levels and to not solicit or hire broiler growers providing services for other poultry producers; and
•allegations that we and other poultry producers unlawfully conspired to fix and depress the compensation paid to certain broiler chicken processing plant employees.
Additionally, we are complying with a grand jury subpoena from the United States Department of Justice, Antitrust Division related to the antitrust litigation mentioned above and a civil investigative demand from the Attorney General of the State of Florida related to the Georgia Dock price index for poultry products. We have also received a demand from a putative shareholder that we take action against current and former officers and directors for alleged breaches of their fiduciary duties related to the antitrust and securities fraud allegations described above.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties

The Registrant’s principal properties are as follows:

Use	Location (City, State)
Poultry processing plant, hatchery and feed mill	Laurel and Jones County, Mississippi
Poultry processing plant, hatchery and feed mill	McComb, Mississippi
Poultry processing plant, hatchery and feed mill	Hazlehurst and Gallman, Mississippi
Poultry processing plant, hatchery and feed mill	Bryan and Robertson Counties, Texas
Poultry processing plant, hatchery and feed mill	Moultrie and Adel, Georgia
Poultry processing plant, hatchery and feed mill	Kinston and Lenoir County, North Carolina
Poultry processing plant, hatchery and feed mill	Palestine and Freestone County, Texas
Poultry processing plant, hatchery and feed mill	Smith County, Lindale and Mineola, Texas
Poultry processing plant and hatchery	Waco, Texas
Poultry processing plant and hatchery	Lumberton and St. Pauls, North Carolina
Poultry processing plant	Hammond, Louisiana
Poultry processing plant, hatchery, child care facility and feed mill	Collins, Mississippi
Prepared chicken plant	Flowood, Mississippi
Corporate general offices and technical laboratory	Laurel, Mississippi
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
Item 4.    Mine Safety Disclosures
Not Applicable
Item 4A. Executive Officers of the Registrant

Name	Age	Office	Executive Officer Since
Joe F. Sanderson, Jr.	74	Chairman of the Board of Directors and Chief Executive Officer	1984	(1)
Lampkin Butts	70	President, Director	1996	(2)
Mike Cockrell	64	Treasurer, Chief Financial Officer and Chief Legal Officer, Director	1993	(3)
Tim Rigney	57	Secretary and Chief Accounting Officer	2012	(4)
_________________
(1)Joe F. Sanderson, Jr. has served as Chief Executive Officer of the Company since November 1, 1989, and as Chairman of the Board since January 8, 1998. Mr. Sanderson served as President from November 1, 1989, to October 21, 2004. From January 1984 to November 1989, Mr. Sanderson served as Vice-President, Processing and Marketing of the Company.
(2)Lampkin Butts was elected President of the Company effective October 21, 2004. From November 1, 1996, to October 21, 2004, Mr. Butts served as Vice President — Sales and was elected to the Board of Directors on February 19, 1998. Prior to that time, Mr. Butts served the Company in various capacities since 1973.
(3)Mike Cockrell became Treasurer and Chief Financial Officer of the Company effective November 1, 1993, and was elected to the Board of Directors on February 19, 1998. Prior to that time, for more than five years, Mr. Cockrell was a member and shareholder of the Jackson, Mississippi law firm of Wise Carter Child & Caraway, Professional Association.
(4)Tim Rigney became Secretary of the Company effective November 1, 2012. Mr. Rigney also began service as Chief Accounting Officer on that date. Prior to that time, Mr. Rigney served the Company in various capacities since 1990.
The Company entered into employment agreements with Messrs. Sanderson, Butts and Cockrell dated as of September 15, 2009. Each of these agreements was amended and restated on November 1, 2015 and again on August 8, 2021. The term of the agreements ends when the officers' employment terminates under the provisions of the agreement. The agreements provide for severance payments to be paid to the officers if their employment is terminated in certain circumstances, as well as provisions prohibiting them from engaging in certain competitive activity with the Company during their employment and for the two years after their employment with the Company terminates for any reason other than poor performance.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol SAFM.
The number of stockholders of record as of December 14, 2021, was 2,528. The number of beneficial owners of our stock is greater than the number of holders of record, and the exact number is unknown.
The amount of future common stock dividends will depend on our earnings, financial condition, capital requirements, the effect a dividend would have on the Company's compliance with financial covenants and other factors, which will be considered by the Board of Directors on a quarterly basis.
During its fourth fiscal quarter, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Aug. 1 - Aug. 31, 2021	278	$193.21	278	2,000,000
Sep. 1 - Sep. 30, 2021	76	$187.00	76	2,000,000
Oct. 1 - Oct. 31, 2021	—	$—	—	2,000,000
Total	354	$191.88	354	2,000,000

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
Item 6.    Reserved
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
(16)Risks relating to the Company’s entry into a definitive agreement to be acquired by a joint venture between Cargill, Incorporated (“Cargill”) and Continental Grain Company (“CGC”), including: the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving affiliates of Cargill and CGC that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction; risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals), and the related transactions involving affiliates of Cargill and CGC, in the anticipated timeframe or at all; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company's common stock; disruption from the proposed transaction making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company's customers, vendors and others with whom it does business; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving affiliates of Cargill and CGC; risks related to disruption of management's attention from the Company's ongoing business operations due to the proposed transaction; significant transaction costs; and the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from litigation and proceedings that could arise in the future.
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
GENERAL
The Company’s poultry operations are fully, vertically-integrated through its control of all functions relative to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and independent of each other, and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices. Over the past three fiscal years, these other normal production costs have averaged approximately 60.5% of the Company’s total production costs.
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
The Company’s prepared chicken product line includes approximately 48 institutional and consumer-packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
RECENT DEVELOPMENTS
In the first quarter of fiscal 2019, the Company began initial operations at its new poultry processing complex in and around Tyler, Texas. The completed complex consists of a hatchery, feed mill, processing plant and waste water treatment facility, with the capacity to process 1.3 million chickens per week. The facility steadily increased production throughout fiscal 2019 and 2020 and is currently operating at near-full capacity. During fiscal 2021, the Tyler processing plant processed approximately 389.8 million pounds of dressed poultry meat, as compared to approximately 376.3 million pounds during fiscal 2020 and approximately 139.2 million pounds during fiscal 2019.
During the first quarter of fiscal 2021, the Company implemented a planned reduction of the target live weight for birds at our Hazlehurst, Mississippi plant from a big bird size to a chill-pack retail size for the purpose of meeting shifting demand needs, primarily as a result of the coronavirus pandemic and its effects on consumer patterns. On approximately November 23, 2020, the live birds processed at the Hazlehurst, Mississippi plant reached our target live weight for chill-pack retail customers.

On August 8, 2021, the Company agreed to be acquired by a joint venture between Cargill, Inc. (“Cargill”) and Continental Grain Company (“CGC”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Walnut Sycamore Holdings LLC, a Delaware limited liability company (“Parent”), Sycamore Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of certain provisions specified therein, Wayne Farms LLC, a Delaware limited liability company, pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, each outstanding share of the Company, other than certain excluded shares, will receive $203 per share in cash. The closing of the Merger is subject to the receipt of specified regulatory approvals and other customary closing conditions including, among other things, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"). On December 20, 2021, the Company and Parent each received a request for additional information and documentary material (the "Second Request") from the Department of Justice (the "DOJ") in connection with the DOJ's review of the transaction contemplated by the Merger Agreement. Issuance of the Second Request extends the HSR Waiting Period until 30 days after both the Company and Parent have substantially complied with the Second Request, unless the waiting period is terminated earlier by the DOJ or extended by agreement of the Company and Parent. The Company and Parent will continue to cooperate with the DOJ staff in its review of the transactions contemplated by the Merger Agreement. The parties expect that the Merger will be completed in the first half of 2022. For additional information, please refer to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2021.
COVID-19
During the second quarter of fiscal 2020, the World Health Organization declared COVID-19 a pandemic. The effects of the pandemic and the related governmental actions to contain the spread of the novel coronavirus have materially affected our business, including our labor force, revenues, expenses, production levels, and senior management's time, among other things.
In late February 2020, we formed a COVID-19 response team of senior managers, including our CEO, President and CFO, to coordinate our Company's response to the pandemic and manage and mitigate related risks. From late February to late September 2020, the team met twice daily to discuss COVID-19 developments affecting our business and the communities in which we operate. From late September 2020 until June 2021, the team met once daily. Thereafter, a smaller group of senior managers continued to meet daily. From July 29, 2021 until October 2021, in response to an increasing number of COVID-19 cases within the states in which we operate, the full COVID-19 response team once again began meeting daily until October 2021.
Additionally, our Board of Directors has actively overseen our management of the crisis. Between March 13, 2020 and early June 2020, the Board met weekly to receive updates and discuss our response to the pandemic with our executive leadership team. In early June 2020, the Board began meeting generally every two weeks, or more frequently if circumstances warranted, and in August 2020, the Board began meeting on an as needed basis. Throughout the pandemic and until mid-October 2021, regardless of meeting frequency, the Board received weekly materials providing operational and COVID-19-related updates. Such updates are now provided to the Board on a monthly basis.
Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. In consultation with infectious disease specialists and epidemiologists, including an infectious disease expert who toured our facilities, we have taken a number of steps to promote health and safety in our operations. We also frequently communicated with state and local officials and health departments regarding our practices. Some of our practices are more stringent than those recommended by the Centers for Disease Control and Prevention. Our practices include, but are not limited to:
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
•Until May 18, 2021, we provided and required employees, United States Department of Agriculture inspectors and essential visitors to wear face masks and/or face shields, and anyone on the premises of our processing plants, feed mills, hatcheries and vehicle maintenance shops was required to wear this equipment. Where an employee's job function did not permit him or her to wear a face shield, we required the employee to wear safety glasses. Beginning on May 18, 2021, anyone who was fully vaccinated was no longer required to wear this equipment on our premises; however, beginning July 23, 2021, we reverted to the face mask and face shield policies that were in effect prior to May 18, 2021.
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
•During calendar year 2020, we gave free, 10-pound packages of fresh chicken to our employees in connection with several holidays, and we did so again in connection with Labor Day 2021.
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
On March 27, 2020, the CARES Act was enacted. The CARES Act affects the Company in several areas including, but not limited to, the following:
•It allowed for the deferral of the employer portion of social security payroll tax payments that would have otherwise been paid between the enactment date and December 31, 2020. We used this provision to increase our available liquidity. During fiscal 2020, we deferred approximately $20.7 million, and during the first quarter of fiscal 2021, we deferred an additional $6.5 million, resulting in a total deferral of approximately $27.2 million that would have been a cash outflow in the absence of the CARES Act. We remitted approximately $20.7 million of the deferred payroll taxes on June 10, 2021, and we intend to remit the remaining $6.5 million on or before June 15, 2022, so that we may deduct the corresponding payroll tax expenses on our fiscal 2020 and 2021 income tax returns, respectively.
•The Employee Retention Credit, a refundable, wage-related tax credit, was made available to eligible employers. We recognized a $3.5 million benefit, before income taxes, related to this credit during our fourth quarter of fiscal 2020, and we recognized additional pre-tax benefits of $1.1 million, $3.7 million and $2.6 million, respectively, related to this credit during our first, second and fourth quarters of fiscal 2021.
•The Tax Cuts and Jobs Act enacted in December 2017 disallowed the carrying back of taxable net operating losses to offset prior years' taxable income. The CARES Act allowed us to carry those losses back to offset taxable income recognized during prior years. We elected to use that provision, which provided additional liquidity in the form of an income tax refund of approximately $84.4 million, which we received during our third quarter of fiscal 2020 and subsequently used to reduce the amount of outstanding borrowings under our revolving credit facility. Additionally, during fiscal 2020 we recorded a net discrete income tax benefit of approximately $39.1 million related to the carry-back provisions of the CARES Act. For more information regarding the income tax effects of the CARES Act, refer to "Part II, Item 8, Notes to Consolidated Financial Statements, Note 8 - Income Taxes."
EXECUTIVE OVERVIEW OF RESULTS — 2021
For fiscal 2021, we reported net income of $455.1 million, or $20.38 per share, as compared to net income of $28.3 million, or $1.27 per share, during fiscal 2020. Results for fiscal 2021 reflect a $55.9 million accrual for probable liability under our bonus award programs, $20.0 million expensed for a contribution to the Employee Stock Ownership Plan ("ESOP"), and a $6.4 million accrual for probable liability under outstanding performance share agreements entered into in November 2019. The significant improvement in our results is primarily attributable to significantly higher average selling prices for our products, partially offset by significantly higher costs of corn and soybean meal, our primary feed ingredients. Our results for fiscal 2021 continued to be affected by the COVID-19 pandemic. The primary impacts were:
•Orders from food service customers declined dramatically during the second quarter of fiscal 2020 due to widespread closures or significant reductions in operating capacity of restaurants and other venues where food is consumed away from home. Since that time, demand from our food service customers has fluctuated from week to week, coinciding with the fluctuating governmental restrictions placed on the restaurant industry. The impact of fluctuating demand is evidenced by the volatility of the daily Urner Barry quote for boneless breast meat. In mid-May 2020, the quoted price reached $1.58 per pound before falling to $0.97 per pound in mid-June 2020 and recovering to $1.19 per pound by early August 2020. The quoted price fell to $0.86 per pound by early October 2020, but by May 18, 2021, the price reached $2.26 per pound. As of December 17, 2021, the quoted market price is $2.13 per pound. We believe the strength that we have seen in the quoted market price is attributable, at least in part, to strong demand from quick-service restaurant chains that are featuring chicken products on their menus. In addition, demand from food service customers has continued to improve as more consumers dine away from home as governmental restrictions are relaxed or lifted in certain areas of the country and as the number of people vaccinated for COVID-19 increases.
•We announced during our second fiscal quarter of 2020 that, in response to reduced demand from food service customers caused by the COVID-19 pandemic, we would reduce production at plants processing a larger bird for food service customers. Additionally, we reduced the target live weight for our Hazlehurst, Mississippi plant from a big bird size to a chill-pack size, and the birds processed at that plant reached the target live weight on or about November 23, 2020. Despite the production cuts and lower target live weights, the 4.86 billion pounds of dressed poultry processed during fiscal 2021 were essentially flat compared to the 4.84 billion pounds processed during fiscal 2020. An increase in the number of head processed and improved yields contributed to an increase in pounds processed in fiscal 2021, as compared to fiscal 2020, while a decrease in the average live weight of birds processed largely offset those increases. As of today, we estimate that the Company will process approximately 4.93 billion pounds of dressed poultry during fiscal 2022.
•The demand shift to food prepared at home caused demand from our retail grocery store customers to surge during the early stages of the pandemic, and that demand remains strong as some consumers continue to eat many of their meals at home.
•Demand for our products from our traditional export partners was soft following the onset of the pandemic. Many countries to which we export our products faced myriad issues ranging from lack of liquidity to logistical challenges as a result of COVID-19. These challenges created volatility in most export markets, although demand and pricing for chicken paws sold to China has remained strong throughout the pandemic. During the first two months of fiscal 2021, demand and pricing for products typically sold for export, such as leg quarters and drumsticks, remained soft; however, demand and pricing for those products improved significantly beginning in January 2021 and continued through the first half of our third fiscal quarter. Beginning in the latter half of our third fiscal quarter, demand and pricing began to soften slightly but remain strong relative to the environment we experienced during the second half of fiscal 2020. We believe this strength is the result of several factors, including higher crude oil prices and the value of the United States dollar in relation to foreign currencies.

•Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. As a result, fiscal 2021 includes approximately $40.8 million in direct COVID-19 costs for payroll expenses for employees who are quarantined and items and services related to workplace safety, including personal protective equipment, thermometers, barriers and other social-distancing measures, professional cleaning, on-site medical clinics, and additional nursing staff, among other things. By comparison, our results for fiscal 2020 include approximately $36.6 million in direct COVID-19 expenses.
•As discussed above, the CARES Act, which was enacted in March 2020 as a result of the pandemic, provided additional liquidity for the Company in the form of an income tax refund of approximately $84.4 million, which we received during our third quarter of fiscal 2020 and subsequently used to reduce the amount of outstanding borrowings under our revolving credit facility. Additionally, during fiscal 2020 we recorded a net discrete income tax benefit of approximately $39.1 million related to the taxable net operating loss carry-back provisions of the CARES Act.
Our higher average cost of goods sold during fiscal 2021 as compared to the same period a year ago reflects increases in both non-feed related costs of goods sold, details of which are described in the "Results of Operations" section below, and in feed costs per pound of chicken processed. When combined, the average cash prices paid by the Company for corn and soybean meal were significantly higher during fiscal 2021 as compared to fiscal 2020, which contributed to an increase in feed costs in broiler flocks processed. Unfavorable growing conditions and weather events in certain areas of the United States during the late summer and fall of 2020 caused corn and soybean production in the United States to fall below levels that were originally estimated by the United States Department of Agriculture and other industry analysts. The production shortfall, combined with significant export demand and uncertainty about the 2021 corn and soybean crops, contributed to significantly higher market prices during fiscal 2021. Market prices for grain began to moderate during the fourth quarter of fiscal 2021, but remain elevated compared to the prices paid by the Company during fiscal 2020. The Company has priced very little of its grain needs past December 31, 2021. Had we priced our remaining fiscal 2022 needs at December 17, 2021 cash market prices quoted on the Chicago Board of Trade, the Company estimates our costs of feed grains based on fiscal 2021 volumes would be approximately $0.7 million higher during fiscal 2022 as compared to fiscal 2021. Based on our projected production levels for fiscal 2022, we estimate that those higher grain costs, along with estimated basis costs, would result in approximately $0.0018 per pound higher feed costs in broiler flocks processed for fiscal 2022 as compared to fiscal 2021. These numbers are estimates and are subject to change as we move through the balance of the year.
While demand for our retail grocery products and demand from our food service distribution customers is currently favorable, resulting in selling prices for our products that are more than offsetting the elevated prices we are paying for feed grains, it is uncertain how long these conditions will persist. How long current conditions will last and the future effect of the pandemic on our business will depend on many factors, including:
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
•the effect of the pandemic on our operations, including labor shortages we have experienced and may continue to experience as a result of the pandemic; and
•with respect to feed grain prices, the quality and quantity of the 2021 corn and soybean crops, as well as the levels of demand for those products from export markets.
RESULTS OF OPERATIONS — 2021

Net sales for fiscal 2021 were $4,799.7 million as compared to $3,564.3 million for fiscal 2020, an increase of $1,235.4 million or 34.7%. Net sales of poultry products for fiscal 2021 and fiscal 2020 were $4,584.8 million and $3,378.6 million, respectively, an increase of $1,206.2 million or 35.7%. The increase in net sales of poultry products resulted from a 35.7% increase in the average sales price of poultry products sold and relatively flat pounds sold. During fiscal 2021, the Company sold 4,805.7 million pounds of poultry products, slightly up from 4,805.3 million pounds during fiscal 2020. An increase in the number of head processed and improved yields contributed to an increase in pounds processed in fiscal 2021, as compared to fiscal 2020, while a decrease in the average live weight of birds processed largely offset those increases.
Quoted market prices for poultry products increased during fiscal 2021 as compared to fiscal 2020. When compared to fiscal 2020, Urner Barry average market prices for jumbo wings, tenders, boneless breast meat, boneless thigh meat and leg quarters increased by 73.3%, 68.1%, 63.5%, 48.8% and 26.8%, respectively. The Company's average realized prices for chicken products sold to retail grocery store customers, when factoring in both price and improved product mix, increased by 4.7% during fiscal 2021 as compared to fiscal 2020 and continue to reflect strong demand.
Net sales of prepared chicken products during fiscal 2021 and 2020 were $214.8 million and $185.6 million, respectively, an increase of 15.7%, resulting from a 12.4% increase in the pounds of prepared chicken products sold and a 2.9% increase in the average sales price of prepared chicken products sold. During fiscal 2021, the Company sold 111.0 million pounds of prepared chicken products, up from 98.8 million pounds sold during fiscal 2020. The increase in pounds of prepared chicken products sold resulted from improved demand from our food service customers compared to the COVID-19 affected demand environment experienced during fiscal 2020.
Cost of sales for fiscal 2021 was $3,905.0 million as compared to $3,370.1 million during fiscal 2020, an increase of $534.9 million, or 15.9%. Cost of sales of poultry products during fiscal 2021 and fiscal 2020 were $3,656.1 million and $3,195.3 million, respectively, which represents a 14.4% increase in the average cost of sales of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the increase resulted primarily from an increase in the cost of feed per pound of broilers processed of $0.0774, or 31.7%, and a $0.0259 per pound increase, or 6.1%, in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Fiscal Year 2021			Fiscal Year 2020			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$32,952		$0.4701	$35,121		$0.3868	$(2,169)	$0.0833
Feed in broilers processed	1,566,717		0.3217	1,181,456		0.2443	385,261	0.0774
All other cost of sales	2,206,625		0.4531	2,065,935		0.4272	140,690	0.0259
Reversal of prior-period inventory write-down	—		—	(2,800)		(0.0006)	2,800	0.0006
Less: Ending Inventory	42,775		0.5646	32,952		0.4701	9,823	0.0945
Total poultry cost of sales	$3,763,519	(1)	$0.7738	$3,246,760	(1)	$0.6684	$516,759	$0.1054
Pounds:
Beginning Inventory	70,103			90,805
Poultry processed/other	4,869,554			4,836,514
Poultry sold	4,863,900	(1)		4,857,215	(1)
Ending Inventory	75,757			70,103
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. During fiscal 2021, other costs of sales of poultry products also include approximately $34.9 million of expenses related to the Company's bonus award program, as compared to no such expenses during fiscal 2020. Collectively, non-feed related costs of poultry products sold increased by $0.0259 per pound processed, or 6.1%, during fiscal 2021 as compared to fiscal 2020. This increase is primarily attributable to the bonus accruals described above, as well as higher wage, packaging and certain other variable costs in our processing facilities, slightly higher freight costs incurred for the delivery of finished product, and higher chick costs. COVID-19 related expenses included in other costs of sales during fiscal 2021 total approximately $13.1 million and include payroll expenses for employees who are quarantined and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. By comparison, COVID-19 related expenses included in other costs of sales during fiscal 2020 total approximately $23.5 million.
During fiscal 2021, costs of sales of the Company’s prepared chicken products were $248.9 million as compared to $174.8 million during fiscal 2020, an increase of $74.1 million, or 42.4%. This increase was primarily attributable to a 26.6% increase in the average cost of prepared chicken pounds sold and a 12.4% increase in the pounds of prepared chicken sold. The increase in the average cost of pounds sold is primarily the result of the higher average market prices for poultry products experienced during fiscal 2021, as evidenced by the Urner Barry averages described above.
The Company recorded the value of live broiler inventories on hand at October 31, 2021 and October 31, 2020 at cost. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value.
Selling, general and administrative ("SG&A") costs during fiscal 2021 were $295.8 million, an increase of $90.0 million compared to the $205.8 million during fiscal 2020. The following table shows the components of SG&A costs for the twelve months ended October 31, 2021 and 2020.
Selling, General and Administrative Costs
(in thousands)

Description	Twelve months ended October 31, 2021	Twelve months ended October 31, 2020	Increase/(Decrease)
Bonus expense	$20,040	$—	$20,040
ESOP expense	20,000	—	20,000
COVID-19-related expense	27,329	12,706	14,623
Legal expense	40,219	26,146	14,073
Stock compensation expense	16,649	8,930	7,719
Fees and expenses related to the pending merger	5,878	—	5,878
Administrative salaries	50,621	48,260	2,361
Sanderson Farms Championship expense	9,065	8,294	771
Broker commissions	13,630	12,897	733
Trainee expense	12,044	12,078	(34)
Advertising expense	9,889	10,748	(859)
All other SG&A	70,423	65,691	4,732
Total SG&A	$295,787	$205,750	$90,037
Regarding the table above, the increases in both ESOP and bonus expenses, payouts of which are based on profitability, are the results of significantly improved profitability during fiscal 2021, as compared to fiscal 2020. The increase in COVID-19-related expense is the result of direct expenses for items and services related to the health, safety and welfare of our employees during the COVID-19 pandemic, which was declared during the middle of our second fiscal quarter of 2020. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part II, Item 8, Note 12 - Commitments and Contingencies" of this Form 10-K. The increase in stock-based compensation expense is primarily attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Part II, Item 8, Note 11 - Stock Compensation Plans" of this Form 10-K. The increase in merger-related fees and expenses are the result of various costs incurred to date related to the Company’s entry into a definitive agreement on August 8, 2021, to be acquired by a joint venture between Cargill, Incorporated and Continental Grain Company.

The Company’s operating income during fiscal 2021 was $598.9 million as compared to an operating loss during fiscal 2020 of $11.6 million. The improvement in operating results for fiscal 2021, as compared to fiscal 2020, resulted from significantly higher average selling prices, partially offset by higher average costs of goods sold.
Interest expense during fiscal 2021 and fiscal 2020 was $2.5 million and $5.2 million, respectively. The decrease in interest expense during the comparative periods is the result of lower outstanding debt levels during fiscal 2021, in addition to lower interest rates.
The Company’s effective tax rate for fiscal 2021 was 23.7% as compared to 273.3% for fiscal 2020. Excluding the effects of discrete items recognized during the periods, the Company's effective tax rates for fiscal 2021 and 2020 would have been approximately 23.9% and 21.3%, respectively. The discrete items recognized during fiscal 2020 are primarily related to the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") and are described in more detail in "Part II, Item 8, Note 8 - Income Taxes" of this Form 10-K. The Company’s effective tax rate differs from the statutory federal rate due to discrete items, state income taxes, certain nondeductible expenses for federal income tax purposes and certain state and federal tax credits.
As of October 31, 2021, the Company's long-term deferred income tax liability was $156.5 million as compared to $141.7 million at October 31, 2020, an increase of $14.8 million.
The Company’s net income during fiscal 2021 was $455.1 million, or $20.38 per share, as compared to net income during fiscal 2020 of $28.3 million or $1.27 per share. The increase in net income for the comparative periods is primarily attributable to significantly higher average selling prices, partially offset by higher average costs of goods sold. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
EXECUTIVE OVERVIEW OF RESULTS — 2020
For fiscal 2020, we reported net income of $28.3 million, or $1.27 per share, as compared to net income of $53.3 million, or $2.41 per share, during fiscal 2019. Our financial results for fiscal 2020 were significantly affected by the COVID-19 pandemic. The primary impacts were:
•Orders from food service customers declined dramatically during the second quarter of fiscal 2020 due to widespread closures or significant reductions in operating capacity of restaurants and other venues where food is consumed away from home. During our third and fourth quarters of fiscal 2020, demand from our largest food service customers fluctuated from week to week, coinciding with the fluctuating governmental restrictions placed on the restaurant industry. The average weekly volume sold to our largest food service customers during the second half of fiscal 2020 ranged from approximately 68% to 97% of levels seen before the pandemic. The impact of fluctuating demand is evidenced by the Urner Barry quote for jumbo boneless breast meat. In mid-May, the quoted price reached $1.58 per pound before falling to $0.97 per pound in mid-June and recovering to $1.19 per pound by August 5, 2020. The quoted price fell to $0.86 per pound by October 5, 2020 and had recovered to $0.96 per pound by December 16, 2020.
•The Company announced during its second fiscal quarter of 2020 that, in response to reduced demand from food service customers caused by the COVID-19 pandemic, it would reduce production at plants processing a larger bird for food service customers. The Company processed 4.8 billion pounds of dressed poultry during fiscal 2020, up 4.9% from the 4.6 billion pounds processed during fiscal 2019. The increase reflects additional production at the Company's new Tyler, Texas facility, partially offset by the COVID-19 production cuts. The 4.8 billion pounds processed during fiscal 2020 is approximately 122.9 million, or 2.5%, fewer pounds than we estimated we would produce prior to the pandemic's effects being known.
•The demand shift to food prepared at home caused demand from our retail grocery store customers to surge during the early stages of the pandemic, and that demand remained strong throughout fiscal 2020 as a result of the reduced options available for dining away from home.
•Demand for our products from our traditional export partners was soft following the onset of the pandemic. Many countries to which we export our products faced myriad issues ranging from lack of liquidity to logistical challenges as a result of COVID-19. These challenges created volatility in most export markets, although demand and pricing for chicken paws sold to China remained strong. Demand from China for chicken product other than paws was strong during our second quarter of fiscal 2020 due in part to the country's protein deficit caused by African swine fever; however, once China achieved ample supplies of chicken products stored in freezers, demand for products other than paws slowed considerably.
•Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. As a result, fiscal 2020 includes approximately $36.7 million in direct COVID-19 costs for payroll expenses for employees who were quarantined, payroll expenses for attendance bonuses paid to hourly employees, and items and services related to workplace safety, including personal protective equipment, thermometers, barriers and other social-distancing measures, professional cleaning, on-site medical clinics, and additional nursing staff, among other things.
•As discussed above, the CARES Act, which was enacted in March 2020 as a result of the pandemic, provided additional liquidity for the Company in the form of an income tax refund of approximately $84.4 million, which we received during our third quarter of fiscal 2020 and subsequently used to reduce the amount of outstanding borrowings under our revolving credit facility. Additionally, during fiscal 2020 we recorded a net discrete income tax benefit of approximately $39.1 million related to the taxable net operating loss carry-back provisions of the CARES Act.
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
The outbreak of African swine fever in China in 2019 reduced the worldwide supply of pork, which was expected to create a worldwide protein deficit. However, the COVID-19 pandemic has reduced demand for protein around the world. In November 2019, during our first quarter of fiscal 2020, China lifted its nearly five-year ban on the import of United States poultry, and we resumed shipments to China almost immediately. During fiscal 2020, we sold approximately 50.7 million pounds of chicken paws to customers who resold the product in China. When the ban was in place, we would have rendered the chicken paws for significantly lower returns. Demand from China for products other than chicken paws softened considerably during the second half of fiscal 2020 as cold storage inventories were rebuilt and consumers in China were slow to return to restaurants in the same numbers as before the COVID-19 outbreak.
RESULTS OF OPERATIONS — 2020
Net sales for fiscal 2020 were $3,564.3 million as compared to $3,440.3 million for fiscal 2019, an increase of $124.0 million, or 3.6%. Net sales of poultry products for fiscal 2020 and fiscal 2019 were $3,378.6 million and $3,198.2 million, respectively, an increase of $180.4 million, or 5.6%. The increase in net sales of poultry products resulted from a 6.0% increase in the pounds of poultry products sold, partially offset by a 0.4% decrease in the average sales price of poultry products sold. During fiscal 2020, the Company sold 4,805.3 million pounds of poultry products, up from 4,531.6 million pounds during fiscal 2019. The additional pounds of poultry products sold primarily resulted from a 5.4% increase in the number of chickens sold, partially offset by a decrease in average bird weights of 0.9%. The new Tyler, Texas processing facility, which began initial operations during the first quarter of fiscal 2019, processed approximately 60.5 million head during fiscal 2020, or approximately 9.2% of the total head processed by the Company during the period, and sold approximately 388.0 million pounds of poultry products during fiscal 2020, or approximately 8.1% of the total poultry pounds sold by the Company during the period. By comparison, the Tyler, Texas processing facility processed approximately 22.3 million head during fiscal 2019, or approximately 3.6% of the total head processed by the Company during the period, and sold approximately 147.9 million pounds of poultry products during fiscal 2019, or approximately 3.3% of the total poultry pounds sold by the Company during the period.
Overall, market prices for poultry products decreased during fiscal 2020 as compared to fiscal 2019. Urner Barry average market prices for bulk leg quarters, boneless thigh meat, tenders, jumbo wings and boneless breast meat decreased during fiscal 2020 compared to fiscal 2019 by 20.6%, 19.3%, 14.9%, 6.6% and 4.3%, respectively. The Company's average realized prices for chicken products sold to retail grocery store customers, when factoring in both price and improved product mix, increased by 1.1% during fiscal 2020 as compared to fiscal 2019.
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
Other costs of sales of poultry products consist primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. These non-feed related costs of poultry products sold increased by $0.0234 per pound processed, or 5.8%, during fiscal 2020 as compared to fiscal 2019. Part of this increase is attributable to inefficiencies at the Company's new Tyler, Texas facilities, which began initial operations during the last month of the first quarter of fiscal 2019. A new facility's other costs of sales per pound processed will be higher compared to similar complexes until the new complex reaches full capacity. Excluding the Tyler facilities, other costs of sales would have increased by $0.0212 per pound processed, or 5.4%. This increase is primarily attributable to higher labor and certain fixed costs, as well as expenses incurred in response to the COVID-19 pandemic, and is partially offset by lower freight costs. The COVID-19-related expenses included in other costs of sales during fiscal 2020 total approximately $23.5 million, and include payroll expenses for employees who are quarantined, payroll expenses for attendance bonuses paid to hourly employees, and expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. Excluding the COVID-19-related expenses not attributable to our Tyler facilities, other costs of sales, excluding Tyler facilities, increased by $0.0165 per pound processed, or 4.2%.
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
The Company recorded the value of live broiler inventories on hand at October 31, 2020 at cost. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The Company recorded an adjustment of $2.8 million at October 31, 2019 to reduce the value of live broiler inventories on hand at that date from cost to net realizable value.
SG&A costs during fiscal 2020 were $205.8 million, a decrease of $5.4 million compared to the $211.1 million during fiscal 2019. The following table shows the components of SG&A costs for the twelve months ended October 31, 2020 and 2019.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company’s working capital, calculated by subtracting current liabilities from current assets, at October 31, 2021, was $777.2 million, and its current ratio, calculated by dividing current assets by current liabilities, was 3.5 to 1. The Company’s working capital and current ratio at October 31, 2020, were $354.0 million and 2.6 to 1, respectively. These measures reflect the Company’s ability to meet its short term obligations and are included here as a measure of the Company’s short term market liquidity. The Company’s principal sources of liquidity available during fiscal 2021 included cash on hand, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 23, 2021 with a maximum available borrowing capacity of $1.0 billion. As of October 31, 2021, and December 20, 2021, the Company had no outstanding borrowings and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility.
The Company’s cash position at October 31, 2021 and October 31, 2020, consisted of $439.3 million and $49.1 million, respectively, in cash and cash equivalents. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short term investments. All of the Company’s cash at October 31, 2021 and October 31, 2020, was held in bank accounts and highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash and cash investments were available to the Company on demand to fund its operations.
Cash flows provided by operating activities during fiscal 2021 and fiscal 2020 were $623.5 million and $222.0 million, respectively. Cash flows from operating activities increased by $401.5 million. During fiscal 2021, the Company realized higher margins due to higher average selling prices, partially offset by higher average costs of goods sold, as compared to fiscal 2020. This increase in cash flows was partially offset by an increase in inventories, especially our live bird and feed inventories, which was primarily the result of significantly higher prices paid for corn and soybean meal, our primary feed ingredients. Details related to the corn and soybean markets are discussed above in the "Executive Overview of Results - 2021" section. The increase in cash flows was further offset by cash flows related to income taxes. During fiscal 2021, the Company's net cash outflows related to income taxes totaled approximately $101.4 million, as compared to approximately $83.2 million in net cash received related to income taxes during fiscal 2020.
Cash flows provided by operating activities during fiscal 2020 and fiscal 2019 were $222.0 million and $206.8 million, respectively. Cash flows from operating activities increased by $15.2 million, resulting primarily from the change in cash received for income taxes in fiscal 2020, as compared to fiscal 2019, largely offset by a decrease in average realized margins in fiscal 2020, compared to fiscal 2019. In fiscal 2020, the Company's net cash receipts from income taxes totaled approximately $83.2 million, as compared to approximately $25.6 million in net cash receipts during fiscal 2019.
Cash flows used in investing activities during fiscal 2021, 2020 and 2019, were $165.3 million, $202.0 million and $248.5 million, respectively. The Company’s capital expenditures during fiscal 2021 of $166.3 million included approximately $41.5 million for multiple large-scale equipment and building upgrades at multiple complexes, approximately $10.1 million on construction of a new hatchery in Jones County, Mississippi, and approximately $10.9 million to purchase new vehicles that would have been leased prior to fiscal 2020. The Company’s capital expenditures during fiscal 2020 were $202.4 million and included approximately $47.9 for multiple large-scale equipment and building upgrades at multiple complexes, approximately $11.4 to purchase new vehicles that would have been leased prior to fiscal 2020 and approximately $9.3 million for construction of the new hatchery mentioned above. The Company's capital expenditures during fiscal 2019 were $249.5 million and included approximately $67.1 million related to construction at the Tyler, Texas complex, and approximately $9.4 million related to final payments made under purchase agreements for delivery of new aircraft. Excluding expenditures for the items specifically mentioned above, the Company's capital expenditures for fiscal 2021, 2020 and 2019 were $103.8 million, $133.8 million and $173.0 million, respectively.
Cash flows provided by or (used in) financing activities during fiscal 2021, 2020 and 2019 were $(67.9) million, $(66.4) million and $15.9 million, respectively. During fiscal 2021, the Company reduced the outstanding balance under its revolving credit facility by a net of $25.0 million, purchased shares valued at $2.8 million pursuant to the Company's Stock Incentive Plan, which was amended and restated on February 13, 2020, under which shares were withheld to satisfy tax withholding obligations, and paid approximately $39.3 million in dividends to its shareholders. During fiscal 2020, the Company reduced the outstanding balance under its revolving credit facility by a net of $30.0 million, purchased shares valued at $6.5 million pursuant to the Company's Stock Incentive Plan, and paid approximately $31.1 million in dividends to its shareholders. During fiscal 2019, the Company borrowed a net of $55.0 million under its revolving credit facility, purchased shares valued at $9.4 million pursuant to the Company's Stock Incentive Plan, and paid approximately $28.4 million in dividends to its shareholders.
As of December 13, 2021, the Company’s fiscal 2022 capital budget is approximately $196.6 million. The Company expects the 2022 capital budget to be funded by cash on hand, internally generated working capital, cash flows from operations and, as needed, borrowings under the Company’s revolving credit facility. The Company had $975.9 million available under the revolving line of credit as of December 20, 2021. The fiscal 2022 capital budget includes an aggregate of approximately $59.3 million for multiple large-scale equipment and building upgrades at multiple complexes and $18.1 million to purchase new vehicles that would have been leased prior to fiscal 2020. Excluding the budgeted amounts for the items detailed above, the fiscal 2022 capital budget is approximately $119.2 million. These amounts are estimates and are subject to change as we move through fiscal 2022.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2021, was $1.2 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of October 31, 2021, and December 20, 2021, the Company had no outstanding borrowings under the facility, and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 28, 2021.
Contractual Obligations
Obligations under long-term debt; non-cancelable operating leases; purchase obligations relating to feed grains, other feed ingredients and packaging supplies; construction contracts and claims payable relating to the Company’s workers’

compensation insurance policy at October 31, 2021, were as follows:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$22,887	$10,494	$10,012	$146	$2,235
Purchase obligations:
Feed grains, feed ingredients and packaging supplies	178,188	178,188	—
Claims payable	22,558	10,237	12,321	—	—
Total	$223,633	$198,919	$22,333	$146	$2,235
Off-balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements material to our financial position or results of operations as of October 31, 2021.
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
In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, including estimates of payments to the independent contract producers who raise the chicks for us, and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, including estimates of payments to the independent contract producers who raise the chicks for us, and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The significant judgments that management makes in order to assess the net realizable value of its broiler inventory include estimating future selling prices of finished products and the related cost of sales, primarily feed costs, to complete. The Company recorded an adjustment of $2.8 million to reduce the value of live broiler inventories on hand at October 31, 2019 from cost to net realizable value. No such adjustment was required at October 31, 2021 or October 31, 2020. Breeders are generally not subject to lower of cost or net realizable value reserves due to their longer production lives.

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
Performance Share Plans
The Company enters into performance share agreements that grant certain officers and key employees the right to receive shares of the Company’s common stock, subject to the Company’s achievement of certain performance measures. The performance measures in each outstanding agreement relate to the Company’s average return on equity and average return on sales over a two year performance period. There is an additional one-year service-based vesting period during which the holder must be employed by the Company to be eligible to receive the shares earned in accordance with the performance measures. The Company must estimate, at the end of each reporting period, the probability that all or some portion of the shares will be earned at the end of the total three year vesting period. In making this estimate, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company’s results, the Company’s assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the awards. The accounting for these awards requires the Company to accrue over the three year vesting period the estimated amounts that will be earned with adjustments made during the service period using the cumulative catch up method. With respect to the performance share agreements entered into on November 1, 2018, the performance period ended as of October 31, 2020, and the performance measures were not achieved. With respect to the performance share agreements entered into on November 1, 2019, the Company has accrued a total of approximately $6.4 million as of October 31, 2021, based on actual performance achieved during the two year performance period, which ended on October 31, 2021. Because of the volatility of the factors previously discussed and considering actual operating results through October 31, 2021, as of October 31, 2021 the Company was unable to determine that it was probable that awards from outstanding agreements entered into on November 1, 2020 would be earned, and therefore has not accrued any amount for those awards. Had the Company determined that it was probable that the maximum amount of those outstanding awards would be earned, an additional $7.3 million would have been accrued as of October 31, 2021.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020, our fiscal 2022. We continue to evaluate the impact of this new guidance on our consolidated financial statements, and we do not currently expect it to have a material impact on our consolidated financial statements.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During fiscal 2021, the Company purchased approximately 124.8 million bushels of corn and approximately 1.1 million tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have impacted the Company’s cash outlays for corn by approximately $124.8 million in fiscal 2021. Likewise, a $10.00 change in the price paid per ton for soybean meal would impact the Company’s cash outlays by approximately $11.3 million.
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
During fiscal 2021, the Company’s average feed cost per pound of broilers processed totaled $0.3217 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0256, based on the quantity of grain used during fiscal 2021. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0023 during fiscal 2021.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in fiscal 2021:

Feed Ingredient	Quantity Purchased during Fiscal 2021	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	124.8 million bushels	$1.00 per bushel	$124.8 million	$0.0256 / lb processed
Soybean meal	1.1 million tons	$10.00 per ton	$11.3 million	$0.0023 / lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it typically maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Although the Company had no fixed-rate debt on its balance sheet at October 31, 2021, management believes the potential effects of near-term changes in interest rates on the Company's debt are not material.
The Company is a party to no other market risk sensitive instruments requiring disclosure.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Sanderson Farms, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sanderson Farms, Inc. and Subsidiaries (the Company) as of October 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 21, 2021, expressed an unqualified opinion thereon.
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

Workers' Compensation Reserve

Description of the Matter
The workers’ compensation reserve totaled $22.6 million at October 31, 2021. As discussed in Note 1 to the consolidated financial statements, the Company’s reserve for workers’ compensation is based on both known claims and estimates for claims incurred but not reported (“IBNR”). The Company utilizes various actuarial methodologies and analysis that contemplate known claims and IBNR claims to estimate the reserve. The IBNR portion of the reserve is based on an analysis performed by management’s external actuarial specialist and considers a variety of factors, including the frequency and severity of losses, changes in claims reporting and resolution patterns, third-party recoveries, insurance industry practices, the regulatory environment and legal precedent.

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
New Orleans, Louisiana
December 21, 2021

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	October 31,
	2021	2020
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$439,339	$49,061
Accounts receivable, less allowance of $1,260 in 2021 and $1,260 in 2020	223,865	147,546
Receivable from insurance companies	2,057	—
Inventories	350,959	290,007
Refundable income taxes	7,418	33,977
Prepaid expenses	62,632	57,544
Total current assets	1,086,270	578,135
Property, plant and equipment, net	1,224,334	1,224,746
Right-of-use assets	28,238	40,785
Other assets	6,191	5,365
Total assets	$2,345,033	$1,849,031
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$152,421	$111,463
Accrued expenses	144,453	98,663
Lease liabilities	12,189	13,981
Total current liabilities	309,063	224,107
Long-term debt, less current maturities	—	25,000
Claims payable and other liabilities	13,078	12,175
Deferred income taxes	156,531	141,672
Long-term lease liabilities	16,122	26,804
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares - 22,329,731 at October 31, 2021 and 22,251,071 at October 31, 2020, respectively	22,330	22,251
Paid-in capital	105,517	90,420
Retained earnings	1,722,392	1,306,602
Total stockholders’ equity	1,850,239	1,419,273
Total liabilities and stockholders’ equity	$2,345,033	$1,849,031
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2021	2020	2019
	(In thousands, except per share data)
Net sales	$4,799,653	$3,564,267	$3,440,258
Cost and expenses:
Cost of sales	3,904,995	3,370,111	3,158,323
Live inventory adjustment	—	—	2,800
Selling, general and administrative	295,787	205,750	211,141
	4,200,782	3,575,861	3,372,264
Operating income (loss)	598,871	(11,594)	67,994
Other income (expense):
Interest income	16	482	—
Interest expense	(2,534)	(5,207)	(4,156)
Other	23	8	9
	(2,495)	(4,717)	(4,147)
Income (loss) before income taxes	596,376	(16,311)	63,847
Income tax expense (benefit)	141,287	(44,585)	10,553
Net income	$455,089	$28,274	$53,294
Earnings per share:
Basic	$20.38	$1.27	$2.41
Diluted	$20.38	$1.27	$2.41
Dividends per share	$1.76	$1.40	$1.28
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balance at October 31, 2018	22,099,780	$22,100	$81,269	$1,284,524	$1,387,893
Net income - Fiscal 2019	—	—	—	53,294	53,294
Cash dividends ($1.28 per share)	—	—	—	(28,357)	(28,357)
Stock compensation plan transactions	104,140	104	(5,594)	—	(5,490)
Amortization of unearned compensation	—	—	10,335	—	10,335
Balance at October 31, 2019	22,203,920	22,204	86,010	1,309,461	1,417,675
Net income - Fiscal 2020	—	—	—	28,274	28,274
Cash dividends ($1.40 per share)	—	—	—	(31,133)	(31,133)
Stock compensation plan transactions	47,151	47	(3,683)	—	(3,636)
Amortization of unearned compensation	—	—	8,093	—	8,093
Balance at October 31, 2020	22,251,071	22,251	90,420	1,306,602	1,419,273
Net income - Fiscal 2021	—	—	—	455,089	455,089
Cash dividends ($1.76 per share)	—	—	—	(39,299)	(39,299)
Stock compensation plan transactions	78,660	79	263	—	342
Amortization of unearned compensation	—	—	14,834	—	14,834
Balance at October 31, 2021	22,329,731	$22,330	$105,517	$1,722,392	$1,850,239
See accompanying notes.

Sanderson Farms, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
	2021	2020	2019
	(In thousands)

Operating activities
Net income	$455,089	$28,274	$53,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,231	156,754	135,420
Amortization of share-based compensation	17,553	9,875	12,552
Live inventory adjustment (net of prior period reversal)	—	(2,800)	(6,800)
Provision for recoveries on accounts receivable	—	—	(2,000)
Deferred income taxes	14,859	67,540	11,339
Loss on asset disposals	97	728	1,175
Change in assets and liabilities:
Accounts receivable - trade	(76,319)	(15,768)	(7,846)
Accounts receivable - insurance	(2,057)	445	6,649
Inventories	(60,952)	2,721	(43,072)
Income taxes	26,559	(27,365)	26,362
Prepaid expenses and other assets	(5,088)	95	(14,338)
Right of use assets	12,547	13,860	—
Lease liabilities	(12,474)	(13,860)	—
Accounts payable	39,358	(14,600)	18,517
Accrued expenses, claims payable and other liabilities	46,080	16,110	15,548
Total adjustments	168,394	193,735	153,506
Net cash provided by operating activities	623,483	222,009	206,800

Investing activities
Capital expenditures	(166,348)	(202,437)	(249,503)
Net proceeds from sale of property and equipment	1,083	481	996
Net cash used in investing activities	(165,265)	(201,956)	(248,507)

Financing activities
Borrowings from revolving line of credit	30,000	145,000	125,000
Payments on revolving line of credit	(55,000)	(175,000)	(70,000)
Payments for debt issuance costs	(1,877)	—	(2,225)
Dividends paid	(39,299)	(31,133)	(28,357)
Proceeds from issuance of restricted stock under stock compensation plans	1,002	1,175	942
Payments from issuance of common stock under stock compensation plans	(2,766)	(6,451)	(9,429)
Net cash provided by (used in) financing activities	(67,940)	(66,409)	15,931
Net change in cash and cash equivalents	390,278	(46,356)	(25,776)
Cash and cash equivalents at beginning of year	49,061	95,417	121,193
Cash and cash equivalents at end of year	$439,339	$49,061	$95,417

Supplemental disclosure of cash flow information:
Income taxes paid	$101,442	$1,415	$3,106
Interest paid	$2,659	$5,299	$4,043
Non-cash investing activities:
Capital expenditures included in accounts payable	$5,131	$3,531	$10,209
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
Revenue Recognition: The Company sells to retailers, distributors and casual dining operators primarily in the southeastern, southwestern, northeastern and western United States. Management periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral. The Company recognizes revenue in connection with a contract in which the Company has agreed to sell, and a customer has agreed to purchase, specific quantities of product at agreed-upon prices and when the Company's performance obligation related to that contract has been satisfied. In the majority of its contracts with customers, the Company's performance obligation is satisfied when delivery of the product has occurred, either at the customer's facility or the Company's facility, depending on the terms of each contract. In a small number of contracts, ownership of the product passes from the Company to the customer at some point during transit, at which time the performance obligation is satisfied and revenue is recognized. Gross revenue and related receivables are recognized based on the transaction price within the contract and are reduced by estimated or known amounts for items such as rebates, discounts, cooperative advertising allowances and other various items to arrive at net revenue. During fiscal 2021, 2020 and 2019, these reductions to revenue totaled approximately $66.5 million, $59.6 million and $66.5 million, respectively.
The cost incurred for shipping and handling activities to deliver the product to the customer is recognized in cost of sales during the period in which the corresponding revenue is recognized. Where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for those expenses as fulfillment costs in cost of sales, rather than an additional promised service. For each revenue transaction, revenue is reported gross of any freight charge, and all freight costs are accounted for as cost of sales.
Due to the nature of our contracts, commissions associated with such contracts provide only a short-term benefit (i.e. less than one year); therefore, we recognize costs of commissions paid to third-party brokers as selling, general and administrative expenses.
Two customers each accounted for more than 10% of consolidated sales for the year ended October 31, 2021. Sales to those customers accounted for 16.4% and 12.5%, respectively, of the Company's net sales during fiscal 2021. Sales to the same two customers accounted for 12.7% and 14.9%, respectively, of the Company's net sales during fiscal 2020 and 15.8% and 11.8%, respectively, of the Company's net sales during fiscal 2019.
Sales of offal are considered by-products; accordingly, these amounts reduce cost of sales and totaled $49.9 million, $24.8 million and $31.1 million in fiscal 2021, 2020 and 2019, respectively.
The Company sells certain of its products either directly to foreign markets or to U.S. based customers who resell the product in foreign markets. These foreign markets for fiscal 2021 were primarily Mexico, China and Cuba, and for fiscal 2020 and 2019 were primarily Mexico, China, Central Asia and Cuba. These export sales for fiscal years 2021, 2020 and 2019 totaled approximately $445.2 million, $308.9 million and $284.5 million, respectively. The Company does not believe that the amount of sales attributable to any single foreign country is material to its total sales during any of the periods presented. The Company’s export sales are facilitated through independent food brokers located in the United States and the Company’s internal sales staff.
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
The costs associated with broiler inventories, consisting principally of chicks, feed, and medicine, are accumulated during the growing period. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, including estimates of payments to the independent contract producers who raise the chicks for us, and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods where the Company estimates that the cost to grow live birds in inventory to a marketable age, including estimates of payments to the independent contract producers who raise the chicks for us, and then process and distribute those birds will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to lower the value of live birds in inventory to the net realizable value. The significant judgments that management makes in order to assess the net realizable value of its broiler inventory include estimating future selling prices of finished products and the related cost of sales, primarily feed costs, to complete. The Company's live broiler inventories were recorded at cost at October 31, 2021, and at October 31, 2020, because the estimated net realizable value for all broiler flocks in inventory was higher than the estimated cost to complete those live broiler inventories. The Company recorded an adjustment of $2.8 million at October 31, 2019 to reduce the values of live broiler inventories on hand at that date from cost to net realizable value.
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
Self-Insurance Programs: Insurance expense for workers’ compensation benefits and employee-related health care benefits are estimated using historical experience and actuarial estimates. The Company utilizes an outside third party specialist to assist management in estimating the reserve ultimately recorded in the financial statements. The Company accrues expenses in its workers’ compensation and employee benefit plans for both known claims as well as claims incurred but not reported. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Management regularly reviews the assumptions used to recognize periodic expenses. Any resulting adjustments to accrued claims are reflected in current operating results. There are no material adjustments to expenses accrued in prior periods in current expenses. The total amounts recorded for the Company's reserve for workers' compensation benefits as of October 31, 2021 and October 31, 2020 are $22.6 million and $21.5 million, respectively.

Advertising and Marketing Costs: The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $19.0 million, $19.0 million and $19.9 million for fiscal 2021, 2020 and 2019, respectively.
Income Taxes: Deferred income taxes are accounted for using the liability method and relate principally to depreciation expense, stock based compensation programs and self-insurance programs accounted for differently for financial and income tax purposes.
Valuation allowances are recorded when it is more likely than not some or all of a deferred tax asset will not be realized.
The Company is periodically audited by taxing authorities and considers any adjustments, interest, and penalties incurred as a result of the audits in computing and reporting income tax expense. Any audit adjustments could have a material impact on the Company’s effective tax rate. Tax periods for fiscal years 2017 through 2021 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.
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
Fair values for debt are based on quoted market prices or published forward interest rate curves and were categorized as Level 2 measurements. As of October 31, 2020, the fair values of the Company's borrowings under its revolving credit facility approximated the carrying value, and as of October 31, 2021, the Company had no outstanding borrowings under its revolving credit facility.
Impact of Recently Issued Accounting Standards: In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted ASU 2016-13 during our first quarter of fiscal

2021, and adoption did not have a material effect on our consolidated financial statements. Under the new standard, we are required to record on our balance sheet an allowance for expected credit losses, which is estimated utilizing historical experience and current and expected economic conditions. Our allowance for expected credit losses is recorded on the accounts receivable, net line of the Condensed Consolidated Balance Sheets and is immaterial to our financial position.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020, our fiscal 2022. We continue to evaluate the impact of this new guidance on our consolidated financial statements, and we do not currently expect it to have a material impact on our consolidated financial statements.
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
2. Disaggregation of Revenue
The following table disaggregates our net sales by product category:

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Product Category	(in thousands)
Fresh, vacuum-sealed chicken	$1,851,145	$1,200,343	$1,310,157
Fresh, chill-packed chicken	1,661,868	1,408,564	1,137,679
Fresh, ice-packed chicken	761,137	509,481	511,480
Frozen chicken	287,939	240,806	213,024
Prepared chicken	214,215	184,662	240,811
Other	23,349	20,411	27,107
Total net sales	$4,799,653	$3,564,267	$3,440,258

3. Inventories
Inventories consisted of the following:

	October 31,
	2021	2020
Description	(in thousands)
Live poultry-broilers and breeders	$229,245	$180,013
Feed, eggs and other	57,994	53,318
Processed poultry	42,775	32,952
Prepared chicken	11,157	16,142
Packaging materials	9,788	7,582
Total inventories	$350,959	$290,007

4. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	October 31,
	2021	2020
Description	(in thousands)
Land and buildings	$976,012	$931,674
Machinery and equipment	1,439,762	1,350,725
Work-in-process	19,924	16,914
Subtotal	2,435,698	2,299,313
Less accumulated depreciation	(1,211,364)	(1,074,567)
Property, plant and equipment, net	$1,224,334	$1,224,746

5. Prepaid expenses
Prepaid expenses consisted of the following:

	October 31,
	2021	2020
	(in thousands)
Parts and supplies	$40,285	$36,109
Prepaid insurance	11,566	10,675
Other prepaid expenses	10,781	10,760
Total prepaid expenses	$62,632	$57,544

6. Accrued expenses
Accrued expenses consisted of the following:

	October 31,
	2021	2020
	(In thousands)
Accrued bonuses	$55,943	$—
Workers’ compensation claims	10,237	9,996
Accrued wages	13,112	11,282
Accrued rebates	17,028	17,977
Accrued vacation	14,045	12,207
Accrued property taxes	15,695	12,606
Accrued payroll taxes	5,650	22,939
Other accrued expenses	12,743	11,656
Total accrued expenses	$144,453	$98,663

7. Long-Term debt obligations

Long-term debt obligations consisted of the following:

	October 31,
	2021	2020
	(In thousands)
Revolving credit facility (weighted average interest rate of 1.4% at October 31, 2020)	$—	$25,000
Less current maturities of long-term debt	—	—
Total long-term debt	$—	$25,000
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt to total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt to total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at October 31, 2021, was $1.2 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of October 31, 2021, and December 20, 2021, the Company had no outstanding borrowings and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility.
The Company has the option to borrow funds under the revolving line of credit based on the Prime interest rate or the Libor interest rate plus a spread ranging from 0.25% to 1.25%. The spread on Libor borrowings and the commitment fee for the unused balance of the revolving credit agreement are determined based upon the Company’s leverage ratio as follows:

Level	Leverage Ratio	Spread	Commitment Fee
1	< 25%	0.25%	0.20%
2	≥ 25% and < 35%	0.50%	0.25%
3	≥ 35% and < 45%	0.75%	0.30%
4	≥ 45%	1.25%	0.35%

8. Income Taxes
On March 27, 2020, the CARES Act was enacted. The CARES Act contained several income tax provisions, as well as other measures, that were intended to assist businesses impacted by the economic effects of the COVID-19 pandemic. The most significant provisions of the CARES Act that materially affect our accounting for income taxes include, but are not limited to, a five-year carry-back allowance for taxable net operating losses generated in tax years 2018 through 2020, our fiscal years 2019 through 2021, and a technical correction to the Tax Cut and Jobs Act, enacted on December 22, 2017, that provides a two-year carry-back allowance for our taxable net operating loss generated in fiscal year 2018.
Our fiscal 2020 financial statements were materially affected by the changes enacted by the CARES Act. U.S. GAAP requires that the effects from changes in tax laws be recognized during the fiscal period in which the new law is enacted, which for the CARES Act was our second quarter of fiscal 2020. As a result of the applicable accounting guidance and the provisions enacted by the CARES Act, our income tax provision for fiscal 2020 reflects the carry-back of taxable net operating losses generated during periods in which the statutory federal income tax rate was 21% to periods in which the statutory federal income tax rate was 35%. Due to the difference in statutory rates, we recorded a $50.4 million discrete income tax benefit related to the carry-back provisions during fiscal 2020. Because the net operating losses were carried back to years in which we initially reduced our taxable income using the Domestic Production Activities Deduction, we recorded a partially offsetting $11.3 million discrete income tax expense during fiscal 2020 to account for the reduced taxable income.
Our effective tax rates for fiscal 2021, 2020 and 2019 were 23.7%, 273.3% and 16.5%, respectively. Excluding the effects of discrete items, the Company's effective tax rates for fiscal 2021, 2020 and 2019 would have been approximately 23.9%,

21.3% and 23.6%, respectively. During the periods presented, income tax expense (benefit) consisted of the following:

	Years Ended October 31,
	2021	2020	2019
	(In thousands)
Current expense (benefit):
Federal	$117,322	$(114,734)	$(735)
State	9,106	2,609	(51)
	126,428	(112,125)	(786)
Deferred expense (benefit):
Federal	4,896	71,214	13,966
State	12,126	(489)	2,753
Change in valuation allowance	(2,163)	(3,185)	(5,380)
	14,859	67,540	11,339
Income tax expense (benefit)	$141,287	$(44,585)	$10,553

Significant components of the Company’s deferred tax assets and liabilities are outlined below.

	October 31,
	2021	2020
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$171,493	$167,257
Prepaid and other assets	2,477	2,299
Other	8	—
Total deferred tax liabilities	173,978	169,556
Deferred tax assets:
Accrued expenses and accounts receivable	8,290	8,311
Inventory	120	1,441
Compensation on restricted stock	6,488	4,543
State income tax credits	2,688	8,576
Federal credits	—	3,184
Other	—	1,004
Valuation allowance	(289)	(2,452)
Net operating loss	150	3,277
Total deferred tax assets	17,447	27,884
Net deferred tax liabilities	$156,531	$141,672
Included in the deferred tax assets are Georgia Job Tax Credits and Georgia Investment Tax Credits totaling $1.5 million. The Georgia Job Tax Credit provides a tax credit for creation and retention of qualifying jobs in Georgia, and the Georgia Investment Tax Credit provides a tax credit for investment and expansion to help improve facilities within the state. It is management’s opinion that a certain portion of these credits will not be utilized before they expire, and as a result, a $0.3 million valuation allowance has been recorded as of October 31, 2021. The credits will begin to expire during fiscal years 2022 and 2023.
At the end of each reporting period, the Company evaluates all available information at that time to determine if it is more likely than not that some or all of these credits will be utilized. As of October 31, 2021, 2020, and 2019, the Company determined that a total of $1.3 million, $1.1 million, and $1.8 million, respectively, would be recovered. Accordingly, those amounts were released from the valuation allowance and benefited deferred tax expense in the respective periods.

The differences between the consolidated effective income tax rate and the federal statutory rate effective during the applicable year presented are as follows:

	Years Ended October 31,
	2021	2020	2019
	(In thousands)
Income taxes at statutory rate	$125,239	$(3,425)	$13,408
Discrete benefit resulting from CARES Act	—	(39,086)	—
State income taxes	16,602	1,188	1,189
State income tax credits	(335)	(3,926)	(2,139)
Expiration of state income tax credits	1,131	4,858	4,121
Federal income tax credits	(883)	(1,904)	(474)
Excess tax benefits	(366)	(1,284)	(1,388)
Nondeductible expenses	3,544	2,303	1,786
Change in valuation allowance	(2,163)	(3,185)	(5,380)
Foreign Derived Intangible Income deduction	(584)	—	—
Other	(898)	(124)	(570)
Income tax expense (benefit)	$141,287	$(44,585)	$10,553

As of October 31, 2021, the Company had $3.2 million of unrecognized tax benefits, as compared to $2.4 million of unrecognized tax benefits as of October 31, 2020. If recognized, the $3.2 million would reduce the Company's effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of October 31, 2021, of the Company's recorded liability, $1.5 million relates to interest and penalties.
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
The following table presents earnings per share (in thousands).

	For the years ended
	October 31, 2021	October 31, 2020	October 31, 2019
Net income	$455,089	$28,274	$53,294
Distributed and undistributed (earnings) to unvested restricted stock	(6,273)	(372)	(778)
Distributed and undistributed earnings to common shareholders — Basic	$448,816	$27,902	$52,516
Weighted average shares outstanding — Basic	22,021	21,943	21,829
Weighted average shares outstanding — Diluted	22,021	21,943	21,829
Earnings per common share — Basic	$20.38	$1.27	$2.41
Earnings per common share — Diluted	$20.38	$1.27	$2.41

10. Employee Benefit Plans
The Company has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees after one year of service. Contributions to the ESOP are made in cash at the discretion of the Company’s Board of Directors. The Company made a $20.0 million contribution to the ESOP during fiscal 2021. In fiscal 2020, the Company made no contribution to the ESOP, and in fiscal 2019, the Company made a contribution to the ESOP of $3.0 million. Contributions to the ESOP vary in amount, as the contributions are based on profitability.

The Company has a 401(k) Plan which covers substantially all employees after one year of service. Participants in the Plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company matches 100% of employee contributions to the 401(k) Plan up to 3% of each employee’s salary, and 50% of employee contributions between 3% and 5% of each employee’s salary. The Company’s contributions to the 401(k) Plan totaled $13.3 million in fiscal 2021; $12.2 million in fiscal 2020; and $10.9 million in fiscal 2019.
11. Stock Compensation Plans
On February 17, 2005, the shareholders of the Company approved the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan (the “Plan”). The Plan allows the Company’s Board of Directors to grant certain incentive awards including stock options, stock appreciation rights, restricted stock, and other similar awards. The Company was authorized to award up to 2,250,000 shares under the Plan. On February 17, 2011, the shareholders approved changes to the Plan to increase the shares that may be issued under the Plan from 2,250,000 to 3,500,000 shares and to increase the number of shares that may be granted in the form of restricted stock from 562,500 to 1,562,500 shares. On February 11, 2016, the shareholders approved the authorization of an additional 700,000 shares issuable under the Plan, for a total of 4,200,000 authorized shares. The shareholders also approved an increase in the number of shares issuable as restricted stock from 1,562,500 to 2,112,500 shares. On February 13, 2020, the shareholders approved the authorization of an additional 600,000 shares issuable under the Plan, for a total of 4,800,000 authorized shares, while the number of shares issuable as restricted stock was unchanged.
Pursuant to the Plan, the Company’s Board of Directors approves agreements for the issuance of restricted stock to directors, executive officers and other key employees. Restricted stock granted in fiscal 2021, 2020 and 2019 vests three to four years from the date of grant. The vesting schedule is accelerated upon death, disability, the participant’s termination of employment after reaching retirement eligibility by reason of retirement, or upon a change in control, as defined in the Plan. Restricted stock grants are valued based upon the closing market price of the Company’s common stock on the date of grant and are recognized as compensation expense over the vesting period. Compensation expense related to restricted stock grants totaled $10.8 million, $9.0 million and $8.4 million during fiscal 2021, 2020 and 2019, respectively.
A summary of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding at October 31, 2018	279,431	$96.10
Granted during fiscal 2019	88,334	$105.01
Vested during 2019	(77,031)	$88.37
Forfeited during 2019	(6,464)	$104.95
Outstanding at October 31, 2019	284,270	$100.76
Granted during fiscal 2020	68,675	$155.71
Vested during 2020	(89,089)	$76.06
Forfeited during 2020	(3,378)	$131.74
Outstanding at October 31, 2020	260,478	$123.29
Granted during fiscal 2021	97,110	$130.55
Vested during 2021	(74,873)	$98.58
Forfeited during 2021	(5,798)	$131.89
Outstanding at October 31, 2021	276,917	$132.34
The Company had $15.8 million in unrecognized share-based compensation costs related to the 276,917 unvested shares as of October 31, 2021, that will be recognized over a weighted average period of 1 year, 9 months.
Also pursuant to the Plan, the Company’s Board of Directors approves Management Share Purchase Plan agreements (the “Purchase Plan”) that authorize the issuance of shares of restricted stock to the Company’s directors, executive officers and other key employees. Pursuant to the Purchase Plan, non-employee directors may elect to receive up to 100 percent of their annual retainer and meeting fees in the form of restricted stock. Other participants may elect to receive up to 15 percent of their salary and up to 75 percent of any bonus earned in the form of restricted stock. The purchase price of the restricted stock is the closing market price of the Company’s common stock on the date of purchase. The Company makes matching contributions of 25 percent of the restricted shares purchased by participants. Restricted stock issued pursuant to the Purchase Plan vests after three years or immediately upon death, disability, or change in control, as defined. If an employee terminates employment after attaining eligibility for retirement, or a non-employee director retires upon the expiration of his or her board term, the participant’s Purchase Plan shares vest immediately. If a participant’s employment or service as a director is terminated for any other reason prior to the three-year vesting period, the participant forfeits the matching contribution and the Company may, at its option, repurchase restricted stock purchased by the participant at the price paid by the participant. Matching contributions are recognized as compensation expense over the vesting period. During fiscal 2021, 2020 and 2019, the participants purchased a total of 6,207; 9,134; and 7,350 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of $161.42, $128.70, and $128.20, per share, respectively, and the Company issued 1,459; 2,185; and 1,741 matching shares, valued at an average price of $161.42, $128.70, and $128.20 per share, respectively. During fiscal 2021, 2020 and 2019, the participants vested in a total of 10,186; 12,206; and 17,142 shares of restricted stock pursuant to the Purchase Plan, valued at an average price of $123.69, $116.20, and $89.08, per share, respectively. During fiscal 2021, 2020 and 2019, the participants forfeited a total of 0; 68; and 321 shares of restricted stock pursuant to the Purchase Plan, respectively. Compensation expense related to the Company’s matching contribution totaled approximately $355,000, $229,000 and $351,000 in fiscal 2021, 2020 and 2019, respectively.
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
The target number of shares specified in the performance share agreements entered into on November 1, 2020 totaled 87,350. As of October 31, 2021, the Company could not determine that achievement of the applicable performance based criteria is probable. Although actual operating results for fiscal 2021, the first year of the two-year performance period, exceeded the maximum levels of the performance based criteria, the uncertainties discussed above prevent management from determining that it is probable the Company will achieve the performance based criteria once fiscal 2022 results are averaged with fiscal 2021 results. As a result, the Company recorded no compensation expense related to those agreements.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2019. The target number of shares specified in those agreements totaled 56,575. Based on actual fiscal 2020 and fiscal 2021 performance, the Company has determined that achievement of both the return on sales and return on equity criteria is probable at levels between the target and maximum levels. Accordingly, because the accrual is made using the cumulative catch-up method, fiscal 2021 includes compensation expense of $6.4 million, included in the total stock based compensation expense above, related to the agreements executed on November 1, 2019, as compared to no compensation expense related to those same agreements recorded during fiscal 2020. As of October 31, 2021, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2019 totaled 60,851 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to potential forfeitures. The Company will recognize the remaining unearned compensation related to these agreements over the remaining service period, which ends on October 31, 2022.
The performance period has lapsed for the performance share agreements that were entered into on November 1, 2018, and the Company's average return on equity and average return on sales did not meet the threshold amounts defined by those agreements. As a result, no compensation expense has been recorded related to those agreements.

Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2020 would be earned, an additional $7.3 million would have been accrued as of October 31, 2021.
A summary of the Company's compensation cost related to performance share agreements is as follows (in thousands):

	Number of shares issued (actual (a) or estimated (e))		For the years ended
Date of Performance Share Agreement			October 31, 2021	October 31, 2020	October 31, 2019
November 1, 2016	84,511	(a)	$—	$—	$2,504
November 1, 2017	13,055	(a)	—	665	1,270
November 1, 2018	—	(a)	—	—	—
November 1, 2019	60,851	(e)	6,423	—	—
November 1, 2020 (1)	—	(e)	—	—	—
Total compensation cost			$6,423	$665	$3,774

Note (1) - As of October 31, 2021, the Company could not determine that achievement of the applicable performance-based criteria is probable for the agreements entered into on November 1, 2020 due to operating results to date and the uncertainties discussed above, and therefore recorded no compensation expense related to those agreements.
12. Commitments and Contingencies
Labor Relations
The Company has approximately 17,662 employees as of October 31, 2021, approximately 2,306 of whom are covered by collective bargaining agreements. Each collective bargaining agreement has a grievance procedure and no strike-no lockout clauses that should assist in maintaining stable labor relations at the applicable facility.
Purchase Obligations
At October 31, 2021, the Company’s estimated outstanding contractual obligations for feed grains, feed ingredients, packaging supplies, construction projects and new equipment totaled $178.2 million, with the entire amount due in fiscal 2022.
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
Between December 8, 2017 and June 11, 2020, additional purported direct-purchaser entities individually brought separate suits against 20 poultry producers, including Sanderson Farms and Agri Stats, Inc., which have been consolidated with the other cases. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common-law claims, and related claims under federal and Georgia RICO statutes. Four complaints filed on June 12, 2020 also plead allegations of federal bid rigging. Since that time, an additional forty-seven individual actions have been filed, some of which also plead allegations of federal bid rigging. On January 29, 2021, the individual-action plaintiffs filed a consolidated amended complaint. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits.
On October 30, 2020, direct purchaser plaintiffs, commercial and institutional indirect purchaser plaintiffs, and end-user consumer plaintiffs filed motions for class certification. Defendants' oppositions to class certification were filed January 22, 2021. Class plaintiffs' replies in support of class certification were filed March 29, 2021. Those motions remain pending.
On October 15, 2021, the Court ordered two different tracks of litigation with different timelines. One track is engaged in merits expert discovery. The second track does not have an agreed-upon schedule to date. It is possible additional individual actions may be filed.
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

State of Alaska v. Agri Stats, Inc. et al.
On February 19, 2021, the Attorney General of the State of Alaska filed a lawsuit in Alaska state court against Agri Stats, Inc. and producer defendants, including the Company. The lawsuit is substantially similar to those brought in In re Broiler Chicken Antitrust Litigation. The case also brings claims under Alaska's antitrust statute and the Alaska Unfair Trade Practices and Consumer Protection Act, as well as a common law unjust enrichment claim. On May 12, 2021, certain defendants, including the Company, filed motions to dismiss the complaint for lack of personal jurisdiction. On November 18, 2021, the Court heard arguments on the motions to dismiss, but deferred ruling on the motions pending jurisdictional discovery.
State of Washington v. Tyson Foods, Inc. et al.
On August 6, 2020, the Company received a civil investigative demand ("CID") from the Office of the Attorney General for the State of Washington seeking information in connection with its investigation of possible violations of the Washington Consumer Protection Act and/or the Sherman Act concerning contracts, combinations, or conspiracies in restraint of trade or commerce in the market for broiler chicken. The Company cooperated with the investigative demand and provided documents and information as requested by the Office of the Attorney General. On October 25, 2021, the Attorney General filed an action in Washington state court against Agri Stats, Inc. and producer defendants, including the Company. The lawsuit is substantially similar to those brought in In re Broiler Chicken Antitrust Litigation. The complaint brings claims under the Washington Consumer Protection Act. Sanderson Farms was served with the complaint on November 1, 2021, and defendants must answer or move to dismiss by January 21, 2022.
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
On February 19, 2021, Plaintiffs filed a Consolidated Class Action Complaint in the MDL Court. The complaint is substantively identical to previous complaints. Fact discovery in the MDL is ongoing and is currently scheduled to end in August 2022.
We intend to defend these cases vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
Antitrust Civil Investigative Demands
On February 21, 2017, Sanderson Farms, Inc. received an antitrust CID from the Office of the Attorney General, Department of Legal Affairs, of the State of Florida. Among other things, the demand seeks information related to the Georgia Dock Index and other information on poultry and poultry products published by the Georgia Department of Agriculture and its Poultry Market News division. The Company is cooperating fully with the investigative demand, and we have responded to all requests received to date; however, we are unable to predict its outcome at this time.
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
The Company is also aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the Louisiana Department of Justice - Office of the Attorney General a CID that included a request to produce all deposition transcripts from the civil litigation.
On August 6, 2020, the Company received a CID from the Office of the Attorney General for the State of Washington seeking information in connection with its investigation of possible violations of the Washington Consumer Protection Act and/or the Sherman Act concerning contracts, combinations, or conspiracies in restraint of trade or commerce in the market for Broiler Chicken. The Company cooperated with the investigative demand and provided documents and information as requested by the Office of the Attorney General. On October 25, 2021, the Attorney General filed an action in Washington state court against Sanderson Farms, a number of other broiler producers and certain of their affiliated companies, and Agri Stats, Inc. The complaint brings claims under the Washington Consumer Protection Act, alleging an agreement to restrain broiler supply and fix prices; manipulation of pricing indices; bid rigging (alleged against a group of purported “Bid Rigging Defendants” that does not include Sanderson Farms); and Rule of Reason and Unfair Methods of Competition claims relating to the defendants’ use of Agri Stats. The complaint seeks restitution, civil penalties, injunctive relief, costs, attorneys’ fees, and interest. Sanderson Farms was served with the complaint on November 1, 2021, and defendants must answer or move to dismiss by January 21, 2022.
The Company is unable to predict the outcome of these investigations at this time.
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
On August 30, 2019, plaintiffs filed a notice of appeal of the District Court’s order of dismissal before the United States Court of Appeals for the Ninth Circuit. Briefing was complete as of April 29, 2020, and the Court held oral argument on October 13, 2020. On March 31, 2021, a panel of the Ninth Circuit unanimously affirmed the District Court's dismissal. The organizations subsequently declined to seek reconsideration by the Ninth Circuit panel or en banc review by all active judges on the Ninth Circuit, nor did they petition the United States Supreme Court for a writ of certiorari.
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
On March 2, 2020, defendants moved to dismiss the amended consolidated complaint. The Company also filed an individual motion to dismiss plaintiffs’ claims against the Company. After several COVID-19 related extensions, plaintiffs filed their omnibus opposition to defendants’ motions to dismiss on July 17, 2020. Defendants filed their reply brief on August 13, 2020. On September 16, 2020, the Court granted in part and denied in part defendants’ motion without prejudice, finding that plaintiffs’ allegations against certain corporate defendant families, including Sanderson Farms, were deficient.
Plaintiffs filed a second amended complaint against Sanderson Farms, Inc. on November 2, 2020. Sanderson Farms filed a renewed motion to dismiss resisting plaintiffs' amended allegations. The Court denied that motion and allowed plaintiffs' case to go forward in an order dated March 10, 2021. Sanderson Farms filed an answer denying the substance of plaintiffs' allegations on April 7, 2021. Discovery in this case is underway.
We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
La Fosse, et al. v. Sanderson Farms, Inc.
On October 11, 2019, three named plaintiffs (Daniel Lentz, Pam La Fosse, and Marybeth Norman) filed, in the United States District Court for the Northern District of California, a nationwide class action against the Company on behalf of a putative class of all individuals and businesses throughout the United States who purchased one or more of the Company's chicken products in the prior four years. The lawsuit alleged that the named plaintiffs and other class members purchased the Company's chicken products based on misleading representations in the Company’s advertising. Specifically, the plaintiffs alleged that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misled consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs alleged that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light, (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The original Complaint asserted five causes of action under California and North Carolina law. The plaintiffs sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide. The plaintiffs also sought monetary damages, as well as fees and costs. On December 20, 2019, the Company filed a motion to dismiss the original Complaint. On February 10, 2020, the Court granted the motion to dismiss in part, denied it in part, and granted the plaintiffs leave to amend the Complaint.

On March 23, 2020, two of the three original plaintiffs (Pam La Fosse and Marybeth Norman) filed a First Amended Complaint in which they were joined by five additional named plaintiffs purporting to assert claims on behalf of a putative nationwide class of consumers and businesses who purchased the Company's chicken products in the prior four years. The core allegations and theories set forth in the First Amended Complaint were the same as in the original complaint. The First Amended Complaint asserted one cause of action under federal law and sixteen causes of action under the laws of various states. The plaintiffs again sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide, as well as monetary damages, fees and costs. On May 6, 2020, the Company filed a partial motion to dismiss the First Amended Complaint, which the Court granted on July 2, 2020 with leave to amend.
On July 23, 2020, plaintiffs Pam La Fosse and Sharon Manier filed a Second Amended Complaint on behalf of a putative class of consumers who purchased the Company's chicken in California in the prior four years. Like the earlier iterations of the complaint, the Second Amended Complaint alleged that the remaining plaintiffs and other putative class members purchased the Company's chicken products based on misleading representations in the Company's advertising, including for the reasons set forth in their prior complaints. The plaintiffs again sought injunctive relief, monetary damages, fees and costs. On August 6, 2020, the Company moved to dismiss the Second Amended Complaint in part, requesting dismissal of plaintiffs' new implied warranty of merchantability claim. On August 20, 2020, plaintiffs voluntarily agreed to withdraw their new implied warranty claim.
Discovery commenced in October 2020. Following the Company's deposition of Ms. Manier, she voluntarily dismissed her claims with prejudice on July 30, 2021. On November 19, 2021, Ms. La Fosse stipulated to the voluntary dismissal of her claims with prejudice, ending this proceeding without the Company making any payment or affording any other form of relief.
In Defense of Animals, et al. v. Sanderson Farms, Inc.
On July 31, 2020, two non-profit organizations (In Defense of Animals and Friends of the Earth) filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint asserted substantially similar (and in many cases identical) allegations and claims against the Company as the prior case brought by Friends of the Earth and other organizations, which the court dismissed in July 2019 and the United States Court of Appeals for the Ninth Circuit unanimously confirmed in March 2021. Specifically, the plaintiffs asserted that the Company violated the California Unfair Competition Law and the California False Advertising Law by representing that its poultry products are “100% Natural” products raised with “100% Natural” farming procedures. Plaintiffs alleged that the Company’s advertising (including, but not limited to, on its website, television commercials, radio advertisements, social media, print magazines, billboards, and trucks) misled consumers into believing that (i) the Company’s chickens were not given antibiotics or other pharmaceuticals, (ii) the chickens were raised in a “natural” environment, (iii) there is no evidence that the use of antibiotics or other pharmaceuticals in poultry contributes to the evolution of antibiotic-resistant bacteria, and (iv) the Company’s chicken products do not contain antibiotic or pharmaceutical residues. Plaintiffs allege that (i) the Company “routinely” feeds antibiotics and pharmaceuticals to its chickens, (ii) the Company raises its chickens indoors in “unnatural” indoor conditions amounting to “intensive confinement” and without natural light, (iii) there is “extensive” reliable evidence that the use of antibiotics in poultry contributes to antibiotic-resistant bacteria, and (iv) the Company’s chickens have been found to contain antibiotic and pharmaceutical residue. The plaintiffs sought injunctive relief directing the Company to correct its practices and to comply with consumer protection laws nationwide as well as in the form of a corrective advertising campaign. The plaintiffs also sought fees and costs.
The parties initially stipulated to a stay of the case pending resolution of the appeal in the related Friends of the Earth case. Following the Ninth Circuit's affirmance of the District Court’s dismissal of that case, the Company moved to dismiss the In Defense of Animals case on April 28, 2021. In response to the Company's motion to dismiss, plaintiffs filed a First Amended Complaint on May 26, 2021. On June 25, 2021, the Company filed a motion to dismiss the amended complaint. On September 17, 2021, the court granted Sanderson’s motion to dismiss, dismissing Friends of the Earth’s claims with prejudice and affording In Defense of Animals leave to amend. Rather than attempt to amend, however, on October 21, 2021, In Defense of Animals voluntarily dismissed its claims without prejudice.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of October 31, 2021. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
13. Quarterly Financial Data (unaudited)

	Fiscal Year 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(Unaudited)
Net sales	$909,306	$1,133,880	$1,352,756	$1,403,711
Gross profit	69,984	191,944	302,942	329,788
Net income	9,478	96,911	164,763	183,937
Diluted earnings per share	$0.42	$4.34	$7.38	$8.24

	Fiscal Year 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
		(unaudited)
Net sales	$823,078	$844,711	$956,455	$940,023
Gross profit (loss)	(446)	12,428	90,458	91,716
Net income (loss)	(38,576)	6,118	32,810	27,922
Diluted earnings (loss) per share	$(1.76)	$0.28	$1.48	$1.26
14. Leases
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
The operating leases to which the Company is a party are primarily related to transportation equipment, equipment used in production processes and the assets of independent contract producers who house our live birds. A significant portion of the costs associated with leases related to the use of assets of independent contract poultry producers who house and care for our live birds are for non-lease components of our agreements with such producers. Non-lease components of payments made to independent contract poultry producers include those related to the operating costs of, and services provided by, such producers. For costs associated with such leases, we elected to account for the lease and non-lease components as a single lease component, and all costs associated with such leases are disclosed as variable lease costs in the table below. The following table presents the components of our lease costs (in thousands) expensed during fiscal year 2021. There were no material right-of-use assets obtained in exchange for lease liabilities during fiscal years 2021 or 2020.

Description	Fiscal Year 2021	Fiscal Year 2020
Operating lease cost	$13,868	$15,673
Short-term lease cost	3,805	3,342
Variable lease cost (1)	432,356	421,900
Total lease cost	$450,029	$440,915
(1) Variable lease costs are attributable to payments made to independent contract poultry producers and are based on or influenced by output received from contract producers, birds placed, poultry house size and relative performance.
Other information regarding our operating leases includes the following:

Description	Fiscal Year 2021	Fiscal Year 2020
Weighted-average remaining lease term as of October 31, 2021 (years)	3.8	3.8
Weighted-average discount rate as of October 31, 2021	2.58%	2.49%
The future maturities of obligations under non-cancelable operating leases at October 31, 2021 were as follows (in thousands):

Fiscal Year	Amount
2022	$12,779
2023	9,164
2024	5,097
2025	384
2026	341
Thereafter	2,510
Total undiscounted operating lease payments	30,275
Less: imputed interest	(1,964)
Present value of lease liabilities	$28,311
15. Subsequent Event

On August 8, 2021, the Company agreed to be acquired by a joint venture between Cargill, Inc. (“Cargill”) and Continental Grain Company (“CGC”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Walnut Sycamore Holdings LLC, a Delaware limited liability company (“Parent”), Sycamore Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of certain provisions specified therein, Wayne Farms LLC, a Delaware limited liability company, pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, each outstanding share of the Company, other than certain excluded shares, will receive $203 per share in cash. The closing of the Merger is subject to the receipt of specified regulatory approvals and other customary closing conditions including, among other things, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"). On December 20, 2021, the Company and Parent each received a request for additional information and documentary material (the "Second Request") from the Department of Justice (the "DOJ") in connection with the DOJ's review of the transaction contemplated by the Merger Agreement. Issuance of the Second Request extends the HSR Waiting Period until 30 days after both the Company and Parent have substantially complied with the Second Request, unless the waiting period is terminated earlier by the DOJ or extended by agreement of the Company and Parent. The Company and Parent will continue to cooperate with the DOJ staff in its review of the transactions contemplated by the Merger Agreement. The parties expect that the Merger will be completed in the first half of 2022.

Sanderson Farms, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Schedule II

Classification	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions Describe	Balance at End of Period
	(In Thousands)
Year Ended October 31, 2021
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals - Fiscal 2021	$1,260	$—		$—	$1,260
Year Ended October 31, 2020
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals - Fiscal 2020	$1,260	$—		$—	$1,260
Year Ended October 31, 2019
Deducted from accounts receivable:
Allowance for doubtful accounts
Totals - Fiscal 2019	$3,260	$(2,000)		$—	$1,260
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
As of October 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on our assessment we have concluded that, as of October 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of October 31, 2021.
Item 9B.    Other Information
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Sanderson Farms, Inc.
Opinion on Internal Control over Financial Reporting

We have audited Sanderson Farms, Inc. and Subsidiaries’ internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sanderson Farms, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and schedule and our report dated December 21, 2021, expressed an unqualified opinion thereon.

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
December 21, 2021

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
The Registrant has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, whose members are Suzanne T. Mestayer (Chair), David Barksdale (Vice Chair), Fred Banks, Jr., Edith Kelly-Green, Phil K. Livingston and Gail J. Pittman. All members of the audit committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that David Barksdale, Edith Kelly-Green, Phil K. Livingston and Suzanne T. Mestayer are audit committee financial experts.
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
The following table provides information as of October 31, 2021, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant has no equity compensation plan not approved by security holders. All outstanding awards were issued under the Registrant’s Stock Incentive Plan approved by shareholders on February 17, 2005, as most recently amended and approved by shareholders on February 13, 2020. No further options or other awards may be granted under the Stock Option Plan. There are 4,800,000 shares of common stock authorized for issuance under the Stock Incentive Plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	170,650	712,150
Equity compensation plans not approved by security holders	—	—
Total	170,650	712,150
_________________
(1)This column reflects 170,650 unearned performance shares at October 31, 2021, at the maximum level. However, management could not determine that achievement of the applicable performance based criteria is probable for those unearned performance shares.
(2)This column reflects the 1,345,680 shares of restricted stock granted to participants under the Stock Incentive Plan, the 322,262 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, the 981,464 earned performance shares that have been issued or are expected to be issued under the Stock Incentive Plan, and the 170,650 unearned outstanding performance shares that could be earned as described in footnote (1) above, in each case since the inception of the plan and net of forfeitures, but including shares withheld to satisfy tax withholding obligations.
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
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this report:
1. FINANCIAL STATEMENTS:
The following consolidated financial statements of the Registrant are included in Item 8:
Consolidated Balance Sheets — October 31, 2021 and 2020
Consolidated Statements of Operations — Years ended October 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows — Years ended October 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements — October 31, 2021
2. FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules of the Registrant are included in Item 8:
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.
3. EXHIBITS:
The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 8, 2021, by and among Sanderson Farms, Inc., Walnut Sycamore Holdings LLC, Sycamore Merger Sub LLC and solely for purposes of certain provisions specified therein, Wayne Farms LLC. (Incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of December 30, 2020. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 5, 2021.)

4.1	Description of capital stock. (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Annual Report on Form 10-K for the year ended October 31, 2019.)

10.1+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.2+	First Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 23, 2014. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.3+	Second Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of May 2, 2016. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.4+	Third Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 20, 2016. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2016.)

10.5+	Fourth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 19, 2017. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017.)

Exhibit Number	Description
10.6+	Fifth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 19, 2017. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2017.)

10.7+	Sixth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 16, 2020. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2020.)

10.8+	Seventh Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 29, 2020. (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2020.)

10.9+	Eighth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 16, 2020. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2020.)

10.10+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 13, 2020. (Incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-8 filed by the Registrant on February 27, 2020, Registration No. 333-236686.)

10.11+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2020. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on January 25, 2021.)

10.12+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.13+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.14+	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.15+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted on or after November 1, 2013). (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.16+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.17+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2019). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2018.)

10.18+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2020). (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2019.)

10.19+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2021). (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2020.)

10.20+	Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.21+	Employment Agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.22+	Employment Agreement dated as of November 1, 2015 between the Registrant and D. Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

Exhibit Number	Description
10.23+	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Lampkin Butts. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.24+	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.25+	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.26	Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.27	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.28	Credit Agreement, dated April 23, 2021, among Sanderson Farms, Inc., BMO Harris Bank, N.A. as agent for the banks defined therein, and the banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on April 28, 2021.)

10.29	Guaranty Agreement dated April 23, 2021, of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on April 28, 2021.)

10.30	Lease Agreement dated as of July 1, 2006, between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.31	Bond Purchase Agreement dated as of July 31, 2006, between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification.

32.2**	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

10.8+
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

10.11+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2020. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on January 25, 2021.)

10.12+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

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

10.23+
Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Lampkin Butts. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.24+
Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.25+
Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K on August 9, 2021.)

10.26
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

10.28
Credit Agreement, dated April 23, 2021, among Sanderson Farms, Inc., BMO Harris Bank, N.A. as agent for the banks defined therein, and the banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on April 28, 2021.)

10.29
Guaranty Agreement dated April 23, 2021, of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on April 28, 2021.)

10.30
Lease Agreement dated as of July 1, 2006, between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.31
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
Chairman of the Board and Chief Executive Officer
Date: December 21, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Joe F. Sanderson, Jr.	12/21/2021
Joe F. Sanderson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Lampkin Butts	12/21/2021
Lampkin Butts, Director,
President

/s/ D. Michael Cockrell	12/21/2021
D. Michael Cockrell,
Director, Treasurer, Chief Financial Officer and Chief Legal Officer
(Principal Financial Officer)

/s/ Tim Rigney	12/21/2021
Tim Rigney,
Secretary and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Fred Banks, Jr.	12/21/2021
Fred Banks, Jr.,
Director

/s/ David Barksdale	12/21/2021
David Barksdale,
Director

/s/ John Bierbusse	12/21/2021
John Bierbusse,
Director

/s/ Toni Cooley	12/21/2021
Toni Cooley,
Director

/s/ Beverly Wade Hogan	12/21/2021
Beverly Wade Hogan,
Director

/s/ Edith Kelly-Green	12/21/2021
Edith Kelly-Green,

Director

/s/ Phil K. Livingston	12/21/2021
Phil K. Livingston,
Director

/s/ Suzanne T. Mestayer	12/21/2021
Suzanne T. Mestayer,
Director

/s/ Sonia Pérez	12/21/2021
Sonia Pérez,
Director

/s/ Gail Jones Pittman	12/21/2021
Gail Jones Pittman,
Director