Form 10-Q
period 2022-01-31
SANDERSON FARMS INC
filed 2022-02-24
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,323,097 shares outstanding as of February 22, 2022.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	January 31, 2022	October 31, 2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$685,823	$439,339
Accounts receivable, net	224,082	223,865
Receivable from insurance companies	—	2,057
Inventories	367,454	350,959
Refundable income taxes	—	7,418
Prepaid expenses and other current assets	69,807	62,632
Total current assets	1,347,166	1,086,270
Property, plant and equipment, net	1,207,512	1,224,334
Right of use assets	24,112	28,238
Other assets	5,927	6,191
Total assets	$2,584,717	$2,345,033
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$206,895	$152,421
Dividends payable	9,823	—
Accrued expenses	80,566	144,453
Lease liabilities	10,707	12,189
Accrued income taxes	50,946	—
Total current liabilities	358,937	309,063
Claims payable and other liabilities	13,005	13,078
Deferred income taxes	160,465	156,531
Long-term lease liabilities	13,477	16,122
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,324,066 and 22,329,731 at January 31, 2022 and October 31, 2021, respectively	22,324	22,330
Paid-in capital	111,133	105,517
Retained earnings	1,905,376	1,722,392
Total stockholders’ equity	2,038,833	1,850,239
Total liabilities and stockholders’ equity	$2,584,717	$2,345,033
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2022	2021
Net sales	$1,327,428	$909,306
Cost and expenses:
Cost of sales	1,008,054	839,322
Selling, general and administrative	65,738	56,599
	1,073,792	895,921
Operating income	253,636	13,385
Other income (expense):
Interest income	97	—
Interest expense	(577)	(638)
Other	3	3
	(477)	(635)
Income before income taxes	253,159	12,750
Income tax expense	60,352	3,272
Net income	$192,807	$9,478
Earnings per share:
Basic	$8.64	$0.42
Diluted	$8.64	$0.42
Dividends per share	$0.44	$0.44
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2021	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2020	22,251,071	$22,251	$90,420	$1,306,602	$1,419,273
Net income - first quarter 2021	—	—	—	9,478	9,478
Cash dividends ($0.44 per share)	—	—	—	(9,824)	(9,824)
Stock compensation plan transactions	74,564	75	(1,667)	—	(1,592)
Amortization of unearned compensation	—	—	2,147	—	2,147
Balance at January 31, 2021	22,325,635	$22,326	$90,900	$1,306,256	$1,419,482

Fiscal Year 2022	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2021	22,329,731	$22,330	$105,517	$1,722,392	$1,850,239
Net income - first quarter 2022	—	—	—	192,807	192,807
Cash dividends ($0.44 per share)	—	—	—	(9,823)	(9,823)
Stock compensation plan transactions	(5,665)	(6)	(2,267)	—	(2,273)
Amortization of unearned compensation	—	—	7,883	—	7,883
Balance at January 31, 2022	22,324,066	$22,324	$111,133	$1,905,376	$2,038,833
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2022	2021
Operating activities
Net income	$192,807	$9,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,523	40,566
Amortization of share-based compensation	8,406	2,671
Deferred income taxes	3,934	1,169
Gain on asset disposals	(119)	(48)
Change in assets and liabilities:
Accounts receivable - trade	(217)	(20,165)
Accounts receivable - insurance	2,057	—
Income taxes	58,364	2,076
Inventories	(16,495)	(35,665)
Prepaid expenses and other assets	(7,164)	(4,191)
Right of use assets	4,126	3,891
Lease liabilities	(4,126)	(3,891)
Accounts payable	55,865	17,995
Accrued expenses and other liabilities	(64,459)	(4,455)
Total adjustments	83,695	(47)
Net cash provided by operating activities	276,502	9,431
Investing activities
Capital expenditures	(27,876)	(36,859)
Net proceeds from sale of property and equipment	156	65
Net cash used in investing activities	(27,720)	(36,794)
Financing activities
Borrowings from revolving line of credit	—	30,000
Proceeds from issuance of restricted stock under stock compensation plans	656	265
Payments from issuance of common stock under stock compensation plans	(2,954)	(1,873)
Net cash provided by (used in) financing activities	(2,298)	28,392
Net change in cash and cash equivalents	246,484	1,029
Cash and cash equivalents at beginning of period	439,339	49,061
Cash and cash equivalents at end of period	$685,823	$50,090
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$3,740	$5,405
Dividends payable	$9,823	$9,823
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2022
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2022.
The condensed consolidated balance sheet at October 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2021.
New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020, our fiscal 2022. We adopted this guidance during the first quarter of fiscal 2022, and adoption did not materially affect our consolidated financial statements.
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

Disaggregation of Revenue
The following table disaggregates our net sales by product category:

Product Category	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021
	(in thousands)
Fresh, vacuum-sealed chicken	$519,631	$294,118
Fresh, chill-packed chicken	427,191	376,252
Fresh, ice-packed chicken	229,125	131,681
Frozen chicken	80,624	63,403
Prepared chicken	64,256	38,915
Other	6,601	4,937
Total net sales	$1,327,428	$909,306
NOTE 3—INVENTORIES
Inventories consisted of the following:

Inventory type	January 31, 2022	October 31, 2021
	(in thousands)
Live poultry-broilers and breeders	$236,713	$229,245
Feed, eggs and other	62,813	57,994
Processed poultry	42,911	42,775
Prepared chicken	14,252	11,157
Packaging materials	10,765	9,788
Total Inventories	$367,454	$350,959
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following:

Description	January 31, 2022	October 31, 2021
	(in thousands)
Land and buildings	$978,853	$976,012
Machinery and equipment	1,467,741	1,439,762
Work-in-process	13,791	19,924
	2,460,385	2,435,698
Less accumulated depreciation	(1,252,873)	(1,211,364)
Property, plant and equipment, net	$1,207,512	$1,224,334
NOTE 5—STOCK COMPENSATION PLANS
Refer to Note 10 and Note 11 of the Company’s October 31, 2021 audited financial statements in the Company's 2021 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three months ended January 31, 2022 was $8.4 million, as compared to total stock based compensation expense of $2.7 million for the three months ended January 31, 2021.
During the three months ended January 31, 2022, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 3,443 shares of restricted stock at an average price of $190.64 per share instead of a specified percentage of their cash compensation, and the Company issued 824 matching restricted shares. During the three months ended January 31, 2022, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $58,000, as compared to $75,000 during the three months ended January 31, 2021.

Pursuant to the Agreement and Plan of Merger with Walnut Sycamore Holdings LLC, a Delaware limited liability company (“Parent”), Sycamore Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of certain provisions specified therein, Wayne Farms LLC, a Delaware limited liability company (the “Merger Agreement”), no new cash compensation reduction elections under the MSPP may be made after August 8, 2021, and no participants may increase their cash compensation reduction elections under the MSPP after August 8, 2021.
During fiscal 2020 and 2021, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, there is an additional one-year period during which the participant must remain employed by the Company before the shares are paid out. If the Company's average return on equity and average return on sales meet or exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. Accruals for performance shares begin during the period management determines that achievement of the applicable performance based criteria is probable at some level. In estimating the probability of the number of shares that will be awarded, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company's results, the Company's assessment of probability can change from period to period and can result in a significant revision to the amounts accrued related to the arrangements, as the accruals are adjusted using the cumulative catch-up method of accounting.
The target number of shares specified in the performance share agreements executed on November 1, 2020 totaled 87,350. During the first quarter of fiscal 2022, the Company determined that achievement of the applicable performance based criteria for the November 1, 2020 agreements is probable at a level between threshold and target for the return on equity criteria and at a level between target and maximum for the return on sales criteria. Accordingly, the quarter ended January 31, 2022 includes compensation expense of $5,137,000, included in the total stock based compensation expense above, related to the agreements executed on November 1, 2020, as compared to no compensation expense related to those same agreements recorded during the quarter ended January 31, 2021. As of January 31, 2022, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2020 totaled 88,924 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining nine months of the performance period ending October 31, 2022, and due to potential forfeitures. The Company will recognize the remaining unearned compensation related to these agreements over the remaining service period, which ends on October 31, 2023. Had the Company determined that it was probable that the maximum amount of those outstanding awards from the agreements entered into on November 1, 2020 would be earned, an additional $3.5 million of compensation expense would have been accrued as of January 31, 2022.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2019. The target number of shares specified in those agreements totaled 56,575. The Company has determined that shares covered by these agreements have been earned at a level between the threshold and target for the portion dependent upon return on equity criteria and at a level between target and maximum for the portion dependent upon return on sales criteria. Accordingly, the quarter ended January 31, 2022 includes compensation expense of $881,000 related to those agreements, included in the total stock based compensation expense above, as compared to no compensation expense related to those agreements recorded during the quarter ended January 31, 2021. There was no compensation expense recorded during the first quarter of fiscal 2021 related to these agreements, because the Company first determined it was probable that some portion of these shares would be earned during the third quarter of fiscal 2021. As of January 31, 2022, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2019 totaled 60,682 shares. Since the performance period for these agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining nine months of the service period ending October 31, 2022. The Company will recognize the remaining unearned compensation related to these agreements over the remaining service period.
Typically, the Company would have also entered into performance share agreements dated November 1, 2021, with its officers and key employees, but covenants in the Merger Agreement prohibited the Company from doing so.
The Company's compensation expense related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	January 31, 2022	January 31, 2021
November 1, 2019	60,682 (e)	881	—
November 1, 2020	88,924 (e)	5,137	—
Total performance share compensation expense		$6,018	$—
The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at January 31, 2022 related to all unvested restricted stock grants totaled 223,767. During the three months ended January 31, 2022, the Company recorded compensation expense, included in the total stock based compensation expense above, of $2.3 million related to restricted stock grants, as compared to $2.6 million during the three months ended January 31, 2021. The Company had $13.2 million in unrecognized share-based compensation expense as of January 31, 2022, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 8 months. Typically, the Company would have made new restricted stock grants to its officers and key employees effective on November 1, 2021, but covenants in the Merger Agreement prohibited the Company from doing so.
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
The following table presents earnings per share:

	Three Months Ended
	January 31, 2022	January 31, 2021
	(in thousands, except per share amounts)
Net income	$192,807	$9,478
Distributed and undistributed (earnings) to unvested restricted stock	$(2,186)	$(133)
Distributed and undistributed earnings to common shareholders—Basic	$190,621	$9,345
Weighted average shares outstanding—Basic	22,069	22,010
Weighted average shares outstanding—Diluted	22,069	22,010
Earnings per common share—Basic	$8.64	$0.42
Earnings per common share—Diluted	$8.64	$0.42
NOTE 7—COMMITMENTS AND CONTINGENCIES
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
Between December 8, 2017 and June 11, 2020, additional purported direct-purchaser entities individually brought separate suits against 20 poultry producers, including Sanderson Farms and Agri Stats, Inc., which have been consolidated with the other cases. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common-law claims, and related claims under federal and Georgia RICO statutes. Four complaints filed on June 12, 2020 also plead allegations of federal bid rigging. Since that time, an additional forty-eight individual actions have been filed, some of which also plead allegations of federal bid rigging. On January 29, 2021, the individual-action plaintiffs filed a consolidated amended complaint. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits.
On October 30, 2020, direct purchaser plaintiffs, commercial and institutional indirect purchaser plaintiffs, and end-user consumer plaintiffs filed motions for class certification. Defendants' oppositions to class certification were filed January 22, 2021. Class plaintiffs' replies in support of class certification were filed March 29, 2021. Those motions remain pending.
On October 15, 2021, the Court ordered two different tracks of litigation with different timelines. The Court further clarified the two tracks at a December 20, 2021 hearing and in a December 20, 2021 order. One track is engaged in merits expert discovery. Plaintiffs proceeding on the second track will file a consolidated amended complaint on February 28, 2022. Otherwise, the second track does not have an agreed-upon schedule to date. It is possible additional individual actions may be filed.
Department of Justice Antitrust Investigation
The Company is aware that certain plaintiffs’ counsel in In re Broiler Chicken Antitrust Litigation received from the United States Department of Justice, Antitrust Division, a subpoena that included a request to produce all discovery in the case to a grand jury. On June 27, 2019, the Court in In re Broiler Chicken Antitrust Litigation permitted the United States Department of Justice to intervene in the case, as well as ordered certain discovery stayed until September 27, 2019. Before the discovery stay expired on September 27, 2019, the United States Department of Justice asked the Court in In re Broiler Chicken Antitrust Litigation to extend the discovery stay for an additional six months. On September 25, 2019, the Court granted the additional stay of not less than three months. On October 16, 2019, after further consideration, the Court extended the stay until June 27, 2020. On December 18, 2019, the Court after further consideration ordered that the stay be lifted on March 31, 2020, with the exception of certain discovery related to alleged bid-rigging claims brought by plaintiffs on the second track in In re Broiler Chicken Antitrust Litigation.
The Company received a grand jury subpoena in connection with the United States Department of Justice Antitrust Division investigation on September 9, 2019. The Company is complying with the subpoena and providing documents and information as requested by the Department of Justice in connection with its investigation.
State of New Mexico, ex rel. Hector Balderas v. Koch Foods Inc., et al.

On September 1, 2020, the Attorney General of the State of New Mexico filed a lawsuit in New Mexico state court against Agri Stats, Inc. and producer defendants, including the Company. The lawsuit is substantially similar to those brought in In re Broiler Chicken Antitrust Litigation. The case also brings claims under the New Mexico Antitrust Act and New Mexico Unfair Trade Practices Act, as well as a common law unjust enrichment claim. Defendants responded to the complaint on February 1, 2021. The parties are currently engaged in discovery.
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
State of Washington v. Tyson Foods, Inc. et al.
On August 6, 2020, the Company received a civil investigative demand ("CID") from the Office of the Attorney General for the State of Washington seeking information in connection with its investigation of possible violations of the Washington Consumer Protection Act and/or the Sherman Act concerning contracts, combinations, or conspiracies in restraint of trade or commerce in the market for broiler chicken. The Company cooperated with the investigative demand and provided documents and information as requested by the Office of the Attorney General. On October 25, 2021, the Attorney General filed an action in Washington state court against Agri Stats, Inc. and producer defendants, including the Company. The lawsuit is substantially similar to those brought in In re Broiler Chicken Antitrust Litigation. The complaint brings claims under the Washington Consumer Protection Act. Sanderson Farms was served with the complaint on November 1, 2021. The Company filed an answer denying the substance of the allegations on January 21, 2022. Discovery is ongoing.
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
Plaintiffs filed a motion for leave to file a Third Amended Complaint on December 17, 2021, and the Plaintiffs filed an amended motion for leave to file a Third Amended Complaint on January 20, 2022. Defendants filed their response to Plaintiffs' motion on February 4, 2022. Plaintiffs' proposed Third Amended Complaint, among other things, adds new allegations, expands the putative class to include workers at hatcheries and feed mills, and extends the putative class period to January 1, 2000 through July 20, 2021.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of January 31, 2022. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 8—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2022, was $1.3 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of January 31, 2022, the Company had no outstanding borrowings and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility. As of February 23, 2022, the Company had no outstanding borrowings and had approximately $29.1 million outstanding in letters of credit, leaving $970.9 million of borrowing capacity available under the facility.
NOTE 9—INCOME TAXES
The Company’s estimated annual effective tax rate for the three months ended January 31, 2022 was 23.8%, as compared to an estimated annual effective tax rate of 25.7%, for the three months ended January 31, 2021. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rate for the three months ended January 31, 2022 would have remained approximately 23.8%, as compared to an estimated annual effective tax rate of 23.8% for the three months ended January 31, 2021. The Company estimates its effective tax rate for the full fiscal year 2022, exclusive of discrete items, will be approximately 23.8%.
As of January 31, 2022, the Company's deferred income tax liability was $160.5 million, as compared to $156.5 million at October 31, 2021, an increase of $3.9 million.
NOTE 10—MERGER AGREEMENT
On August 8, 2021, the Company agreed to be acquired by a joint venture between Cargill, Inc. (“Cargill”) and Continental Grain Company (“CGC”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Walnut Sycamore Holdings LLC, a Delaware limited liability company (“Parent”), Sycamore Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of certain provisions specified therein, Wayne Farms LLC, a Delaware limited liability company, pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, each outstanding share of the Company, other than certain excluded shares, will receive $203 per share in cash. The closing of the Merger is subject to the receipt of specified regulatory approvals and other customary closing conditions including, among other things, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"). On December 20, 2021, the Company and Parent each received a request for additional information and documentary material (the "Second Request") from the Department of Justice (the "DOJ") in connection with the DOJ's review of the transaction contemplated by the Merger Agreement. Issuance of the Second Request extends the HSR Waiting Period until 30 days after both the Company and Parent have substantially complied with the Second Request, unless the waiting period is terminated earlier by the DOJ or extended by agreement of the Company and Parent. The Company and Parent will continue to cooperate with the DOJ staff in its review of the transactions contemplated by the Merger Agreement. The parties expect that the Merger will be completed in the first half of calendar year 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2021.
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
GENERAL
The Company’s poultry operations are fully, vertically-integrated through its control of all functions relating to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and independently of each other, and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing cost, are responsive to efficient cost containment programs and management practices.
The Company believes that value-added products are subject to less price volatility and generate higher, more consistent profit margin than whole chickens ice-packed and shipped in bulk form. To reduce its exposure to market cycles that have historically characterized commodity chicken market prices, the Company has increasingly concentrated on the production and marketing of value-added product lines with emphasis on product quality, customer service, and brand recognition. However, the Company cannot eliminate its exposure to fluctuations in commodity market prices for chicken since market prices for value-added products also demonstrate cyclical characteristics typical of commodity markets. The Company adds value to its poultry products by performing one or more processing steps beyond the stage where the whole chicken is first salable as a finished product, such as cutting, deboning, deep chilling, packaging and labeling the product.
The Company also has a prepared chicken product line that includes approximately 50 institutional and consumer-packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
COVID-19
The effects of the COVID-19 pandemic and the related governmental actions to contain the spread of the novel coronavirus have materially affected our business, including our labor force, revenues, expenses, production levels, and senior management's time, among other things.

In late February 2020, we formed a COVID-19 response team of senior managers, including our CEO, President, and CFO, to coordinate our response to the pandemic and manage and mitigate related risks. Additionally, our Board of Directors has actively overseen our management of and response to the pandemic. During the first few months of the pandemic, the Board met weekly to receive updates and discuss our response with our executive leadership team. Today, the Board continues to receive COVID-19-related updates on a monthly basis.
Our top priority throughout the crisis has been protecting the health, safety and welfare of our employees. In consultation with infectious disease specialists and epidemiologists, including an infectious disease expert who toured our facilities, we implemented a number of steps and procedures to promote health and safety in our operations. We continue to consult with experts and update our protocols and procedures as the number of infections nationwide and in the areas in which we operate fluctuates. Practices that remain in place include, but are not limited to, the following:
•We have on-site medical clinics at each of our processing plants that are staffed by third-party medical providers. The clinics provide telemedicine services, flu and coronavirus tests, and flu and coronavirus vaccinations at no cost to our employees.
•Any employee who becomes fully-vaccinated against COVID-19 receives a $1,000 bonus.
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
•We continuously track COVID-19 positive cases and exposure within our workforce, and impose isolation or quarantine periods that vary based on individual circumstances.
The COVID-19 response team met daily throughout the first quarter of fiscal 2022 to coordinate our response to the threat of the new Omicron variant of the virus, which significantly impacted all of the communities in which we operate. As the number of cases dropped significantly during February 2022, the team transitioned to meeting on an as needed basis.
In the first quarter of fiscal 2022, we incurred approximately $6.8 million in costs directly related to COVID-19. These included payroll expenses for employees who were quarantined, vaccination bonuses, and items and services related to workplace safety, including personal protective equipment, thermometers, barriers and other social-distancing measures, professional cleaning, on-site medical clinics, and additional nursing staff, among other things. By comparison, our results for the first quarter of fiscal 2021 included approximately $11.4 million in direct COVID-19 expenses.
EXECUTIVE OVERVIEW OF RESULTS
For the first quarter of fiscal 2022, we earned net income of $192.8 million, or $8.64 per share, as compared to net income of $9.5 million, or $0.42 per share, during the first quarter of fiscal 2021. The significant improvement in our results during the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 is primarily attributable to an increase in the average selling prices for our products of $0.3129 per pound sold, or 40.3%, partially offset by an increase in feed costs per pound of broilers processed of $0.0655, or 24.9%, and higher labor and other variable costs.
The increase in average selling prices for fresh and frozen chicken products during the first quarter of fiscal 2022 versus the same quarter a year ago reflects significantly higher realized prices for products from our plants that process a larger bird primarily for food service customers and further processors. These prices are determined by contractually negotiated formulas based on published quotes for commodity chicken products. The quoted market prices typically move higher or lower based on the supply and demand dynamics of chicken products sold into the food service market. The higher quoted market prices during the quarter reflect significantly improved demand from food service customers as consumers continue to become more comfortable dining away from home given improving pandemic conditions, combined with a limited supply and elevated prices of competing proteins. Although we produce little for this market, demand is particularly strong from quick service restaurants featuring chicken sandwich menu items. In addition, wing concept restaurants have operated well throughout the pandemic, and demand for wing products remains good. This strong demand for chicken has coincided with constraints on the supply side, including limited capacity expansion in the industry due to labor shortages and supply chain logistics. In addition, the United States Department of Agriculture reports low hatchability rates for hatching eggs and well below average livability rates for broiler chickens. Finally, while somewhat constrained by logistical challenges, export demand has improved relative to a year ago, which has impacted domestic supplies.
Realized prices for products sold to retail grocery store customers were also higher when compared to a year ago. These prices are typically negotiated on an annual basis, use either a flat price or a pricing formula based on a regularly quoted market price, and are fixed for one to three years. However, many of these contracts provide that either party can request price adjustments during the term of the agreements to reflect material changes in grain and other costs and other factors. While neither party is required to adjust prices, we were able to negotiate price increases during the contract terms with some of our grocery store customers over the past few quarters to reflect materially higher grain costs. A portion of the price increases were fully reflected in the first quarter of fiscal 2022, resulting in a 7.0% increase in average realized prices for products sold to retail grocery store customers when compared to the first quarter of fiscal 2021. Additionally, a larger portion of the negotiated price increases were effective either during January or February 2022 and will be fully reflected in our second fiscal quarter. Despite these price increases, however, our margins earned on products sold to retail grocery stores during the first fiscal quarter declined significantly, due in part to higher grain costs, as discussed below.
Demand for our products from our traditional export partners has improved from levels we experienced during the early stages of the pandemic. We believe this relative strength is the result of several factors, including the benefit of higher crude oil prices to countries whose economies depend on oil, the value of the United States dollar in relation to foreign currencies, and the lessening of governmental restrictions related to COVID-19.
However, during December 2021, a highly pathogenic strain of avian influenza ("AI") was detected in North America and has since been detected in many wild birds and five commercial poultry flocks within the eastern and central United States. China and Mexico, the top two countries by volume and value to which we export, will initially ban all product from any state where AI is detected in a commercial flock. Mexico will subsequently initiate a process to coordinate with United States officials to reduce the ban from a statewide level to a county level as specified information regarding detection and remediation of AI is provided. To date, AI has not been detected in a commercial flock in a state where we operate, so we have not experienced any material disruptions to our operations or export sales. We have initiated our Crisis Management Response for Avian Influenza and are taking appropriate and best practice steps to protect the health of our flocks. However, we cannot be certain one or more of our flocks won't be affected by the AI virus.
During fiscal 2021, we sold 444.1 million pounds of product to customers in Mexico at a gross sales value of approximately $228.3 million, and we sold 91.8 million pounds of product to customers in China at a gross sales value of approximately $121.7 million. If our exports to Mexico are banned, we would be forced to seek alternative markets for products sold to that market at potentially lower returns. The primary products we export to China are chicken paws and wing tips. Because there are no material domestic or export markets for these products other than China, we would be forced to render those products for significantly lower returns if our exports to China are banned.
Our higher average cost of goods sold during the first quarter of fiscal 2022 as compared to the same period a year ago reflects increases in both non-feed related costs of goods sold, details of which are described in the "Results of Operations" section below, and in feed costs per pound of chicken processed. The average cash prices paid by the Company for grain were significantly higher during the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021, which contributed to an increase in feed costs in broiler flocks processed. Unfavorable growing conditions and weather events in certain areas of the United States during the late summer and fall of 2020 caused corn and soybean production in the United States to fall below levels that were originally estimated by the United States Department of Agriculture and other industry analysts. The production shortfall, combined with significant export demand and uncertainty about the 2021 corn and soybean crops, contributed to significantly higher market prices during fiscal 2021. Market prices for grain began to moderate during the fourth quarter of fiscal 2021, but remain elevated compared to the pricing environment during the first quarter of fiscal 2021. The Company has priced very little of its grain needs past February 2022. Had we priced our remaining fiscal 2022 needs at February 22, 2022 cash market prices quoted on the Chicago Board of Trade, we estimate our costs of feed grains based on fiscal 2021 volumes would be approximately $144.0 million higher during fiscal 2022 as compared to fiscal 2021. Based on our projected production levels for fiscal 2022, we estimate that higher grain costs, along with estimated basis costs, would result in approximately $0.0339 per pound higher feed costs in broiler flocks processed for fiscal 2022 as compared to fiscal 2021. These numbers are estimates and are subject to change as we move through the balance of the year and as grain prices and actual production levels fluctuate.
We processed 1.21 billion pounds of dressed poultry during the first fiscal quarter of 2022, up 4.4% from the 1.15 billion pounds processed during the first fiscal quarter of 2021. The increase in pounds processed resulted from a 4.2% increase in the number of head processed, partially offset by a slight decrease in the average live weight of the birds processed. We reduced production at our plants processing a larger bird for food service customers at the onset of the pandemic in response to reduced demand and labor and logistical challenges. As those conditions moderate, we intend to return to full production. We now estimate we will process 1.19 billion pounds of dressed poultry during the second quarter of fiscal 2022, 1.26 billion pounds of dressed poultry during the third quarter of fiscal 2022, and 1.27 billion pounds during the fourth quarter of fiscal 2022. These estimates may change based on weather, production decisions, bird weights and market conditions.
While demand for our retail grocery products and demand from our food service distribution customers continues to be favorable, resulting in selling prices for our products that are more than offsetting the higher prices we are paying for feed grains and other costs, it is uncertain how long these conditions will persist. How long current conditions will last and the future effect of the pandemic on our business will depend on many factors, including:

•the extent to which resurgences in COVID-19 infections make people fearful of dining out or cause state, local and foreign governments to extend or reimpose stay-at-home restrictions, as well as varying restrictions on restaurants;
•the extent to which inflationary conditions affect the amount of disposable income consumers have to spend on food and how consumers allocate their food dollars;
•with respect to our export sales, the condition of the oil market, the relative strength of foreign currencies against the U.S. dollar, the impact of avian influenza in the U.S., and political uncertainty that could affect trade relations with other countries, especially with China;
•the effect of the pandemic on our operations, including labor shortages we have experienced at various times throughout the pandemic and could continue to experience as a result of the pandemic; and
•with respect to feed grain prices, the quality and quantity of the 2022 corn and soybean crops.
RESULTS OF OPERATIONS
Net sales for the first quarter ended January 31, 2022 were $1,327.4 million as compared to $909.3 million for the first quarter ended January 31, 2021, an increase of $418.1 million, or 46.0%. Net sales of poultry products for the first quarter ended January 31, 2022 and 2021, were $1,263.1 million and $870.2 million, respectively, an increase of $392.9 million, or 45.1%. The increase in net sales of poultry products resulted from a 40.5% increase in the average sales price of poultry products sold and a 3.3% increase in the pounds of poultry products sold, each of which is primarily the result of improved demand from food service customers and supply constraints, as discussed in the Executive Overview above. During the first quarter of fiscal 2022, the Company sold 1.19 billion pounds of poultry products, up from 1.15 billion pounds during the first quarter of fiscal 2021. The increase in pounds of poultry products sold resulted primarily from a 4.2% increase in the number of head processed, partially offset by a slight decrease in the average live weight of the birds processed.
Quoted market prices for poultry products increased during the first quarter of fiscal 2022 as compared to the same quarter of fiscal 2021. When compared to the first quarter of fiscal 2021, Urner Barry average market prices for boneless thigh meat, boneless breast meat, tenders, leg quarters and jumbo wings increased by 187.5%, 108.1%, 63.7%, 30.8% and 24.5%, respectively. Average realized prices for chicken products sold to retail grocery store customers increased by 7.0% during the first quarter of fiscal 2022 as compared to the same period of fiscal 2021, and retail grocery store demand remains strong.
Net sales of prepared chicken products for the quarters ended January 31, 2022 and 2021 were $64.4 million and $39.1 million, respectively, an increase of 64.6%. This increase is primarily attributable to a 44.4% increase in the pounds of prepared chicken products sold, while the average sales price of prepared chicken products sold also increased by 14.0%. The increase in pounds and sales price of prepared chicken products was primarily the result of improved demand from our food service customers. During the first quarter of fiscal 2022, the Company sold 30.6 million pounds of prepared chicken products, up from 21.2 million pounds during the first quarter of fiscal 2021.
Cost of sales for the first quarter of fiscal 2022 was $1,008.1 million as compared to $839.3 million during the first quarter of fiscal 2021, an increase of $168.7 million, or 20.1%. Cost of sales of poultry products during the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, was $928.8 million and $802.3 million, respectively, which represents a 12.1% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from an increase in the cost of feed per pound of broilers processed of $0.0655, or 24.9%, and a $0.0279 per pound, or 6.3%, increase in other costs of sales of poultry products.

Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended January 31, 2022			Three Months Ended January 31, 2021			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$42,775		$0.5646	$32,952		$0.4701	$9,823	$0.0945
Feed in broilers processed	396,435		0.3286	303,047		0.2631	93,388	0.0655
All other cost of sales	565,854		0.4691	508,226		0.4412	57,628	0.0279
Less: Ending Inventory	42,912		0.5488	30,596		0.4985	12,316	0.0503
Total poultry cost of sales	$962,152	(1)	$0.7992	$813,629	(1)	$0.7010	$148,523	$0.0982
Pounds:
Beginning Inventory	75,757			70,103
Poultry processed/other	1,206,367			1,151,917
Poultry sold	1,203,933	(1)		1,160,646	(1)
Ending Inventory	78,191			61,374
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. Collectively, these non-feed related costs of poultry products sold increased by $0.0279 per pound processed, or 6.3%, during this year’s first fiscal quarter compared to the same quarter a year ago, primarily attributable to higher labor, packaging, maintenance and repairs and certain other variable costs in our processing facilities, higher freight costs incurred for the delivery of finished product, and higher chick costs. COVID-19-related expenses included in other costs of sales of poultry products during the first quarter of fiscal 2022 total approximately $1.6 million and include payroll expenses for employees who were quarantined, vaccination bonuses, expenses related to various items and services including personal protective equipment, thermometers, barriers and other social-distancing measures and additional nursing staff to protect the health and safety of our employees. By comparison, COVID-19-related expenses in other costs of sales of poultry products during the first quarter of fiscal 2021 totaled $5.2 million.
Cost of sales of the Company’s prepared chicken products during the first quarter of fiscal 2022 were $79.2 million as compared to $37.0 million during the same quarter a year ago, an increase of $42.2 million, or 114.2%. This increase was attributable to a 44.4% increase in the pounds of prepared chicken sold, resulting from improved customer demand, and substantially higher costs for the fresh chicken purchased by the plant.
The Company recorded the value of live broiler inventories on hand at January 31, 2022 and October 31, 2021 at cost. In periods when the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods when the Company estimates those costs will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to reduce the value of live birds in inventory to the net realizable value. No such adjustment was required at January 31, 2022 or January 31, 2021.
Selling, general and administrative ("SG&A") costs during the first quarter of fiscal 2022 were $65.7 million, an increase of $9.1 million compared to the $56.6 million during the first quarter of fiscal 2021. The following table includes the components of SG&A costs for the three months ended January 31, 2022 and 2021.

Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021	Increase/(Decrease)
Stock compensation expense	8,218	2,402	5,816
Legal expense	11,473	8,464	3,009
Administrative salaries	12,899	12,357	542
Sanderson Farms Championship expense	2,207	1,950	257
Broker commissions	3,471	3,294	177
Trainee expense	2,512	2,986	(474)
Advertising expense	2,127	2,707	(580)
COVID-19-related expense	5,167	6,162	(995)
All other SG&A	17,664	16,277	1,387
Total SG&A	$65,738	$56,599	$9,139
Regarding the table above, the increase in stock-based compensation expense is primarily attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Part I, Item 1, Note 5 - Stock Compensation Plans" of this Form 10-Q. The increase in legal expense is primarily attributable to our ongoing defense of the litigation described in "Part I, Item 1, Note 7 - Commitments and Contingencies" of this Form 10-Q. The increase in all other SG&A expenses is primarily the result of travel and entertainment expenses returning to a more normal level during a large portion of our first quarter of fiscal 2022 as compared to our first quarter of fiscal 2021, when a substantial portion of business travel was halted due to the pandemic.
The Company’s operating income for the three months ended January 31, 2022 was $253.6 million, as compared to an operating income for the three months ended January 31, 2021 of $13.4 million. The improvement in operating results for the period ended January 31, 2022, as compared to the same period a year ago, resulted primarily from significantly higher average selling prices, partially offset by higher average costs of goods sold.
Interest expense during the first quarter of fiscal 2022 was $0.6 million, as compared to $0.6 million during the first quarter of fiscal 2021.
The Company’s estimated annual effective tax rate for the three months ended January 31, 2022 was 23.8%, as compared to an estimated annual effective tax rate of 25.7% for the three months ended January 31, 2021. Excluding the effects of discrete items recognized during the periods, the Company's estimated annual effective tax rate for the three months ended January 31, 2022 would have remained approximately 23.8%, as compared to an estimated annual effective tax rate of 23.8% for the three months ended January 31, 2021. The Company estimates its effective tax rate for the full fiscal year 2022, exclusive of discrete items, will be approximately 23.8%. As of January 31, 2022, the Company's deferred income tax liability was $160.5 million as compared to $156.5 million at October 31, 2021, an increase of $3.9 million.
During the three months ended January 31, 2022, the Company’s net income was $192.8 million, or $8.64 per share. For the three months ended January 31, 2021, the Company’s net income was $9.5 million, or $0.42 per share. The increase in net income for the comparative periods is primarily attributable to significantly higher average selling prices, partially offset by higher average costs of goods sold. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at January 31, 2022 was $988.2 million, and its current ratio, calculated by dividing current assets by current liabilities, was 3.8 to 1. The Company’s working capital and current ratio at October 31, 2021 were $777.2 million and 3.5 to 1, respectively. These measures reflect the Company’s ability to meet its short-term obligations and are included here as a measure of the Company’s short-term market liquidity. The Company’s principal sources of liquidity during fiscal 2022 include cash on hand at October 31, 2021, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. As of January 31, 2022, the Company had no outstanding draws under the facility, and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility. As of February 23, 2022, the Company had no outstanding borrowings and had approximately $29.1 million outstanding in letters of credit, leaving $970.9 million of borrowing capacity available under the facility. Management believes the Company has sufficient liquidity available to meet its needs.
The Company’s cash position at January 31, 2022 and October 31, 2021 consisted of $685.8 million and $439.3 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at January 31, 2022 and October 31, 2021 was held in bank accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the three months ended January 31, 2022 totaled $276.5 million, as compared to cash flows provided by operating activities of $9.4 million during the three months ended January 31, 2021. Cash flows from operating activities increased by $267.1 million. During the first three months of fiscal 2022, the Company realized higher margins due to higher average selling prices, partially offset by higher average costs of goods sold, as compared to the first three months of fiscal 2021. This increase in cash flows was partially offset by an increase in inventories, especially our live bird and feed inventories, during the first three months of fiscal 2022. The increase in inventories is primarily the result of significantly higher prices paid for corn, our primary feed ingredient, during the first three months of fiscal 2022 as compared to the same period in fiscal 2021. Details related to the corn and soy markets are discussed above in the Executive Overview of Results section. The increase in cash flows between the two periods was further offset by outflows for cash bonuses paid during December 2021. These bonus payments totaled approximately $55.9 million, compared to no such payout during the first quarter of fiscal 2021.
Cash flows used in investing activities during the first three months of fiscal 2022 and 2021 were $27.7 million and $36.8 million, respectively. The Company’s capital expenditures during the first three months of fiscal 2022 were approximately $27.9 million, and included approximately $7.8 million for multiple large-scale equipment and building upgrades at multiple complexes and approximately $0.5 million to purchase new vehicles that would have been leased prior to fiscal 2020. Capital expenditures for the first three months of fiscal 2021 were $36.9 million, and included approximately $12.2 million for multiple large-scale equipment and building upgrades at multiple complexes and $4.9 million on construction of a new hatchery in Jones County, Mississippi.
Cash flows used in financing activities during the three months ended January 31, 2022 totaled $2.3 million, as compared to cash flows provided by financing activities of $28.4 million during the three months ended January 31, 2021. The change in cash flows from financing activities is primarily attributable to the change in outstanding borrowings under the Company's revolving credit facility. During the three months ended January 31, 2022, the Company's outstanding borrowings remained unchanged, as compared to an increase in outstanding borrowings of $30.0 million under the facility during the three months ended January 31, 2021.
As of February 14, 2022, the Company's fiscal 2022 capital budget is approximately $201.7 million. The Company expects the 2022 capital budget to be funded by cash on hand, internally generated working capital, cash flows from operations and funds available under the Company's revolving credit facility. The fiscal 2022 capital budget includes an aggregate of approximately $59.5 million for multiple large-scale equipment and building upgrades at multiple complexes and $18.1 million to purchase new vehicles that would have been leased prior to fiscal 2020. Excluding the budgeted amounts for the items detailed above, the fiscal 2022 capital budget is approximately $124.1 million. These amounts are estimates and are subject to change as we move through the remainder of fiscal 2022.
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
The Company regularly evaluates both internal and external growth opportunities, including acquisition opportunities and the possible construction of new production assets, and conducts due diligence activities in connection with such opportunities. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation. Covenants in the pending Merger Agreement to which the Company is a party limit the Company's ability to pursue any strategy outside the ordinary course of business.
Revolving Credit Facility

The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at January 31, 2022, was $1.3 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of January 31, 2022, the Company had no outstanding draws under the facility and had approximately $24.1 million outstanding in letters of credit, leaving $975.9 million of borrowing capacity available under the facility. As of February 23, 2022, the Company had no outstanding borrowings and had approximately $29.1 million outstanding in letters of credit, leaving $970.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 28, 2021.

Critical Accounting Estimates
We consider accounting policies related to allowance for doubtful accounts, inventories, long-lived assets, accrued self-insurance, performance share plans, income taxes and contingencies to be critical accounting estimates. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2021.

New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020, our fiscal 2022. We adopted this guidance during the first quarter of fiscal 2022, and adoption did not materially affect our consolidated financial statements.
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
•The current and expected use of available feed grains for uses other than as livestock feed grains (such as the use of corn for the production of ethanol, which use is generally affected by the price of crude oil); and
•Current and expected market prices for the Company’s poultry products.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the first quarter of fiscal 2022, the Company purchased approximately 31.3 million bushels of corn and approximately 285,771 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $31.3 million in the first quarter of fiscal 2022. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $2.9 million.
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

During the first quarter of fiscal 2022, the Company’s average feed cost per pound of broilers processed totaled $0.3286 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0260, based on the quantity of grain used during the first quarter of fiscal 2022. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the first quarter of fiscal 2022.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the first quarter of fiscal 2022:

Feed Ingredient	Quantity Purchased during the First Fiscal Quarter of 2022	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	31.3 million bushels	$1.00 per bushel	$31.3 million	$0.0260/lb processed
Soybean meal	285,771 tons	$10.00 per ton	$2.9 million	$0.0024/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it sometimes maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Although the Company had no fixed-rate debt on its balance sheet at January 31, 2022, management believes the potential effects of near-term changes in interest rates on the Company's debt are immaterial.
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
As of January 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2022.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding our legal proceedings, refer to "Litigation" within "Part I, Item 1, Notes to Consolidated Financial Statements, Note 7 - Commitments and Contingencies," which is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, including under the heading “Item 1A. Risk Factors,” which, along with risks described in this report, are risks we believe could materially affect the Company’s business, financial condition and future results. These are not the only risks facing the Company. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect the Company’s business, financial condition and future results. Risks we have identified but currently consider immaterial could still materially adversely affect the Company’s business, financial condition and future results if our assumptions about those risks are incorrect or if circumstances change.

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended October 31, 2021, except as follows:
Operational Risks
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
Until 2015, AI outbreaks in North America had not generated the same level of concern, or received the same level of publicity, or been accompanied by the same reduction in demand for poultry products in certain countries, as that associated with the Asian strains. Beginning in January 2015, however, the United States experienced what some industry observers believe was the worst AI outbreak in United States history during which, according to the United States Animal and Plant Health Inspection Service (APHIS), approximately 7.8 million turkeys and 40.3 million chickens were affected. The affected chickens were almost all hens that lay eggs for the table egg industry, and not broiler chickens such as those we raise.
On February 8, 2022 the highly pathogenic H5N1 strain of AI was discovered in a commercial turkey flock in Indiana and has subsequently been detected in four other commercial poultry flocks, at least one of which was a broiler flock, within the eastern and central United States.
We have a high degree of confidence in our industry’s biosecurity program, but we cannot be certain our flocks or others in our industry will not be significantly affected by AI. Given our high degree of confidence in our biosecurity programs, we believe the primary risks associated with domestic outbreaks of AI are market risks, as many countries to which our industry sells product typically impose bans on the import of broiler meat produced in the United States when AI is found. The extent of the bans varies by country and can range from county-specific, which means product of a certain county is banned, to nationwide, under which any poultry produced in the United States is banned.
While the bans were in place following the 2015 outbreak, the market price for leg quarters fell significantly below historical averages. While domestic demand for broiler meat was not materially affected by the 2015 outbreak, we cannot assure you that additional outbreaks, including the 2022 outbreak, will not materially adversely affect both domestic and international demand for poultry products produced in the United States. Because the virus is carried by migratory water fowl, it is possible the virus could be spread to domestic poultry flocks during any seasonal migration of those water fowl. If AI were to affect a significant number of our flocks, or materially reduce domestic demand for our products, either or both of these events could have a material adverse effect on our business, reputation or prospects.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2022, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Nov. 1 - Nov. 30, 2021	10,944	$191.46	10,944	2,000,000
Dec. 1 - Dec. 31, 2021	4,498	189.93	4,498	2,000,000
Jan. 1 - Jan. 31, 2022	—	—	—	2,000,000
Total	15,442	$191.01	15,442	2,000,000

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

SANDERSON FARMS, INC.
(Registrant)

Date: February 24, 2022	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: February 24, 2022	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer