Form 10-K/A
period 2021-10-31
SANDERSON FARMS INC
filed 2022-02-28
CIK 812128

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

SANDERSON FARMS INC.
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
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).   ☐  Yes    ☒  No
Aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the Registrant computed by reference to the closing sales price of the common equity in The NASDAQ Stock Market on the last business day of the Registrant’s most recently completed second fiscal quarter: $3,109,889,226.
Number of shares outstanding of the Registrant’s common stock as of February 22, 2022: 22,323,097 shares of common stock, $1.00 per share par value.

EXPLANATORY NOTE
This Amendment No. 1 to Form
10-K
(this “Amendment No.1” or “Form
10-K/A”)
is being filed to amend the Annual Report on Form
10-K
for the fiscal year ended October 31, 2021, of Sanderson Farms, Inc., a Mississippi corporation, originally filed December 21, 2021, with the United States Securities and Exchange Commission, or the “SEC” (the “Original Filing”). We are filing this Amendment No. 1 to include in the Original Filing the information required by Part III (Items 10, 11, 12, 13, and 14) of Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information required by such items of Part III of Form
10-K
to be incorporated into by reference from a registrant’s definitive proxy statement, if such definitive proxy statement is filed with the SEC not later than 120 days after the end of the registrant’s fiscal year covered by such Form
10-K.
We are filing this Amendment No. 1 to include Part III information in the Original Filing because we will not file a definitive proxy statement within such
120-day
period.
Part III (Items 10, 11, 12, 13 and 14) of the Original Filing is hereby deleted in its entirety and replaced with the following Part III set forth below, and Item 15 of Part IV of the Original Filing is being amended to add new exhibits. As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Also, we are not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Further, we are amending the cover page to update the number of ordinary shares outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.
Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained in the Original Filing to reflect any events that occurred after the filing of the Original Filing.
Except where the context indicates otherwise, the terms “Registrant,” “Company,” “Sanderson Farms,” “we,” “us,” or “our” refer to Sanderson Farms, Inc. and its subsidiaries and predecessor organizations.
FORWARD-LOOKING STATEMENTS
This Form
10-K/A,
and other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, may include forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks described in the “Risk Factors” sections of the Original Filing and our most recent Quarterly Report on Form
10-Q,
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

i

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
(11) Inclement weather that could hurt Company flocks or otherwise adversely affect the Company’s operations, or changes in global weather patterns that could affect the supply and price of feed grains.
(12) Failure to respond to changing consumer preferences and negative or competitive media campaigns.
(13) Failure to successfully and efficiently start up and run a new plant or integrate any business the Company might acquire.
(14) Unfavorable results from currently pending litigation and proceedings, or litigation and proceedings that could arise in the future.
(15) Changes resulting from the
COVID-19
pandemic, which could exacerbate any of the risks described above, and could include: high absentee rates that have prevented and may continue to prevent the Company from running some of its facilities at full capacity, or could in the future cause facility closures; an inability of contract poultry producers to manage their flocks; supply chain disruptions for feed grains; further changes in customer orders due to shifting consumer patterns; disruptions in logistics and the distribution chain for the Company’s products; liquidity challenges; and a continued or worsening decline in global commercial activity, among other unfavorable conditions.
(16) Risks relating to the Company’s entry into a definitive agreement to be acquired by a joint venture between Cargill, Incorporated (“Cargill”) and Continental Grain Company (“CGC”), including: the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the proposed transaction and the related transactions involving affiliates of Cargill and CGC that could reduce the anticipated benefits of or cause the parties to abandon the proposed transaction; risks related to the satisfaction of the conditions to closing the proposed transaction (including the failure to obtain necessary regulatory approvals), and the related transactions involving affiliates of Cargill and CGC, in the anticipated timeframe or at all; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock; disruption from the proposed transaction making it more difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with the Company’s customers, vendors and others with whom it does business; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into pursuant to the proposed transaction or of the transactions involving affiliates of Cargill and CGC; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed transaction; significant transaction costs; and the risk of litigation and/or regulatory actions related to the proposed transaction or unfavorable results from litigation and proceedings that could arise in the future.
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

Part III
Item 10—Directors, Executive Officers and Corporate Governance
Our Board of Directors
Our Board is divided into three classes, and directors in a class are elected at our annual meeting to serve a term of three years until their successors are elected. Pursuant to our by-laws,
the Board has fixed the total number of directors at 13.
Below are biographical summaries current as of the date of this Form
10-K/A
for each of our directors.

Class C Directors (term expiring in 2022)

Fred L. Banks, Jr. Independent Director Age: 79 Director Since: 2007 Committees: Audit Nominating and Governance
Business Experience:

•  Senior Partner since 2008, and Partner from 2001 to 2008, Phelps Dunbar LLP, Jackson, Mississippi, practicing general commercial litigation

•  Presiding Justice from 1999 to 2001, and Justice from 1991 to 1999, Mississippi Supreme Court

•  Circuit Court Judge, Hinds and Yazoo Counties, Mississippi, from 1985 to 1991

•  Representative, Mississippi House of Representatives, from 1976 to 1985

•  Managing Partner, Anderson, Banks, Nichols and Leventhal and successor firms, from 1968 to 1985

Other Positions:

•  National Board Member, NAACP, since 1982 (chair, legal committee and member of executive, finance, and audit committees)

•  Chairman, Mississippi Civil Rights Museum Advisory Commission, since 2014

•  Chairman, Capitol City Convention Center Commission, since 2006

•  Chairman, Community Foundation for Greater Jackson, from 2007 to 2008

Education:

•  Bachelor of Arts, Howard University

•  Juris Doctor,
cum laude
, Howard University School of Law

Experience and Qualifications to Serve on the Board:

•  Mr. Banks’ extensive experience in law as a legislator, judge, and practicing lawyer allow him to provide valuable insight to the Board in overseeing legal risk management and adopting and implementing governance best practices.

•  His active legal career in Mississippi, where we are incorporated and have our principal office, makes him eminently qualified to help lead the Board’s Nominating and Governance Committee.

•  Mr. Banks has been a leader in numerous civic and philanthropic organizations in Mississippi and nationally. His experience and perspective in the areas of civil rights and equality of opportunity are invaluable to the Board in fulfilling the Company’s social responsibilities.

Toni D. Cooley Independent Director Age: 61 Director Since: 2007 Committees: Compensation Nominating and Governance (Vice-Chair) Diversity, Equity, and Inclusion
Current Other Public Company Boards:

•  Trustmark Corporation (Nasdaq), since 2013

Business Experience:

•  Chief Executive Officer since 2020, Systems Automotive Interiors Alabama, LLC, a Tier One Supplier of upholstered seats to Mazda Toyota Manufacturing, USA, Inc.

•  Chief Executive Officer since 2016, and Founder and President from 2011 to 2016, Systems Automotive Interiors, LLC, a Tier One supplier of upholstered seats to Toyota Motor Manufacturing

•  Chief Executive Officer since 2016, and
Co-Founder
and President from 2001 to 2016, Systems Electro Coating, LLC, a Tier One supplier to Nissan of electrocoated vehicle frames and components

•  Chief Executive Officer since 2011, and President from 2002 to 2011, Systems IT, Inc., an IT training and consulting company

•  Chief Executive Officer since 2016, and President from 1994 to 2016, Systems Consultants Associates, Inc., a management training and consulting firm

Other Positions:

•  Director, Trustmark National Bank, since 2005

•  Former Director, Federal Reserve Bank of Atlanta, New Orleans Branch

•  Mentor and Benefactor, Center for Social Entrepreneurship, since 2016

Education:

•  Bachelor of Business Administration, Stephens College

•  Juris Doctor, University of Minnesota

Experience and Qualifications to Serve on the Board:

•  Ms. Cooley’s experience in founding and growing the Systems Group companies provides the Board with significant executive expertise in the manufacturing sector, including in programs designed to protect the environment from industrial activity.

•  Ms. Cooley’s service on the board of a publicly traded financial institution, including as chair of that company’s enterprise risk management committee, assists our Board in identifying and overseeing risk in areas such as compliance, insurance, employee relations and human resource management.

•  Her leadership at her family-owned management training firm, established with the express purpose of assisting minority businesses with capacity building, provides the Board with valuable insight into promoting diversity and organizational development.

Sonia Pérez Independent Director Age: 65 Director Since: 2019 Committees: Compensation (Vice-Chair) Nominating and Governance Diversity, Equity, and Inclusion
Current Other Public Company Boards:

•  Hancock Whitney Corp. (Nasdaq), since 2021

Business Experience:

•  President, AT&T Southeast States, since 2018

•  President, AT&T Louisiana, from 2010 to 2018

•  Vice-President, AT&T Houston, from 2005 to 2010

•  General Manager, South Texas, SBC Southwest, from 1997 to 2005

Other Positions:

•  Regent, Louisiana Board of Regents, since 2017

•  Vice Chair and member, Board of Trustees of the National WWII Museum, since 2013

•  Past Chair, Board of Trustees, Xavier University of Louisiana

•  Past Chair, Board of Directors, Louisiana Association of Business and Industry

Education:

•  Bachelor of Journalism with Honors, University of Texas at Austin

Experience and Qualifications to Serve on the Board:

•  As President of AT&T Southeast States, Ms. Pérez is responsible for the development of the company’s overall strategic plan in the Southeast region. In Louisiana, she leads a workforce of 3,500 employees and a roll of 6,500 retirees. Her executive leadership of an organization of that size with multi-state operations makes her eminently qualified for our Board.

•  The Board also benefits from her expertise with the deployment of AT&T’s 5G technology and infrastructure and leadership of teams responsible for matters affecting public policy, government affairs and philanthropy.

•  Ms. Pérez’s commitment to public service, as well as her professional experience working with communities in Texas, Louisiana, and North Carolina, are valuable to the Board as it evaluates our corporate social responsibility initiatives.

Gail Jones Pittman Independent Director Age: 68 Director Since: 2002 Committees: Audit Compensation (Chair)
Business Experience:

•  Founder and Chief Executive Officer, Gail Pittman Inc., a design company of hand painted dinnerware and home accessories, since 1979

•  Creative Director, Southern Living at Home, from 2005 to 2010

Other Positions:

•  Alliance Member, Ole Miss Women’s Council for Philanthropy, since 2002

•  Member, International Women’s Forum, Mississippi Chapter, since 2015

•  Chair, Metro Jackson Chamber of Commerce, 1999

•  Chair, Madison County Foundation, from 2009 to 2012

•  Member, Advisory Board, Regions Bank, Central Mississippi, from 1998 to 2003

•  Member, Business Advisory Council, University of Mississippi, from 2000 to 2005

Education:

•  Bachelor of Arts, University of Mississippi

Experience and Qualifications to Serve on the Board:

•  Ms. Pittman’s skill, experience and perspective as a successful entrepreneur makes her exceptionally valuable to the Board. She is recognized by many as Mississippi’s preeminent female business executive.

•  The Board benefits from her manufacturing and production experience in its oversight and monitoring of our operational performance, and from her experience in the areas of brand growth and management, product development and sourcing, marketing, and business development.

•  A noted philanthropist, Ms. Pittman provides meaningful insights to the Company on a variety of areas in the Company’s ESG efforts and community involvement.

Class A Directors (term expiring in 2023)

David Barksdale Independent Director Age: 45 Director Since: 2018 Committees: Audit (Chair) Compensation Diversity, Equity, and Inclusion

Current Other Public Company Boards:

•  Tristar Acquisition I Corp. (NYSE), since 2021

Business Experience:

•  Principal, Alluvian Capital, a private investment office with diversified holdings in the telecommunications and software industries, since 2014

•  Co-Chairman
from 2015 to 2018, and Chief Executive Officer from 2009 to 2014, Spread Networks, LLC, a provider of low-latency
fiber optic services to financial and enterprise customers, until its acquisition by Zayo Group Holdings, Inc.

•  Board Member, Servato Corp., a leading supplier of active battery management solutions to telecommunications, power, transportation, and solar companies, from 2014 to 2019

•  Attorney, Cleary Gottlieb Steen & Hamilton LLP, from 2005 to 2007

•  Principal, Barksdale Management Corporation, a private family office, from 2007 to 2014

Other Positions:

•  Member, Board of Trustees of Tulane University, from 2007 to 2021

•  Vice-Chair and former Board Treasurer of the Greater New Orleans Foundation, a
non-profit
that links philanthropists with charitable, environmental, cultural, and economic development organizations in the New Orleans community (member of the board since 2011)

•  Chair of the Board of Directors, the Idea Village, a globally recognized non-profit
dedicated to supporting local entrepreneurs (member of the board since 2017)

Education:

•  Bachelor of Arts, Tulane University

•  Juris Doctor, New York University School of Law

•  National Association of Corporate Directors (NACD) Directorship CertificationTM

Experience and Qualifications to Serve on the Board:

•  Mr. Barksdale’s career as CEO and Chairman of a telecommunications and IT firm, from its start-up
through the completion of its groundbreaking Chicago to New Jersey low-latency
fiber optic network and expansion of lit fiber services in Chicago and New York, makes him a valuable member of the Board in its oversight of IT and cyber security risks and challenges.

•  The Board also draws on Mr. Barksdale’s extensive investment management experience and his leadership in the negotiation and sale of his company to a publicly traded holding company in overseeing the development and implementation of our strategic plan.

•  Mr. Barksdale has been active in many civic and charitable organizations, making him an excellent fit in our corporate culture.

Lampkin Butts President and Director Age: 70 Director Since: 1998
Business Experience:

•  President of the Company, since 2004

•  Vice President – Sales of the Company from 1996 to 2004, and various other positions at the Company from 1973 to 1996

Other Positions:

•  Director, Federal Reserve Bank of Atlanta, New Orleans Branch, since 2015

•  Director, National Chicken Council, since 1995

•  Director, Mississippi Poultry Association, since 1995

•  Member, Board of Directors, University of Mississippi Foundation, since 2020

•  Director, Southeast Poultry & Egg Association, from 2000 to 2003

Education:

•  Bachelor of Business Administration, University of Mississippi

Experience and Qualifications to Serve on the Board:

•  Mr. Butts’ extensive knowledge of our business from his almost
50-year
tenure with the Company makes him an extremely valuable director. He has served the Company in most every aspect of our operations, with roles ranging from shift manager, sales representative, and division manager, to his current role as head of our operations.

•  Mr. Butts has worked at the Company and served as a director throughout several of the profitability cycles that are characteristic of a commodity business like ours. His experience in managing the business through the volatility of our industry is especially helpful to our less senior directors whose tenures have not included a profitability downcycle.

•  Mr. Butts has had leadership roles at several poultry industry organizations, which enable him to share with the Board valuable insights into industry dynamics, developments, and innovations, as well as government and regulatory relations.

Beverly W. Hogan Independent Director Age: 70 Director Since: 2004 Committees: Compensation Nominating and Governance Diversity, Equity, and Inclusion (Chair)
Business Experience:

•  President Emerita, President from 2002 to 2019, and various other positions from 1997 to 2002, Tougaloo College, a private, historically black, liberal arts college in Jackson, Mississippi

•  Commissioner, Mississippi Workers’ Compensation Commission, from 1987 to 1997

•  Executive Director, Governor’s Office of Federal State Programs, from 1984 to 1987

•  Executive Director, Mental Health Associations of Hinds County and the State of Mississippi, from 1974 to 1983

Other Positions:

•  Institutional Director, United Negro College Fund, since 2002

•  Chair, Board of Directors of the Jackson Medical Mall Foundation, which manages a redeveloped facility that houses healthcare providers for the underserved, since 2017

•  Appointed by President Obama to The President’s Board of Advisors on Historically Black Colleges and Universities, from 2009 to 2016

•  Chair, National Advisory Board, HBCU Capital Financing Program

•  Founding Member and former president, Central Mississippi Chapter, National Coalition of 100 Black Women

Education:

•  Bachelor of Arts, Tougaloo College

•  Master of Public Policy and Administration, Jackson State University

•  Doctoral studies in clinical psychology and human and organizational development

•  Honorary doctoral degrees from four universities, including Brown University

Experience and Qualifications to Serve on the Board:

•  As the first woman and the 13th president of a liberal arts college founded in 1869, Dr. Hogan is known as a visionary and trailblazer in Mississippi higher education. The Board has benefitted from her experience in the leadership, management, and growth of this historic college.

•  Dr. Hogan’s educational and professional experience in the public policy, government, and mental health fields has been valuable to the Board in its efforts to make Sanderson Farms a leader in environmental, social and governance best practices.

•  The Board has also benefitted from Dr. Hogan’s insights from her active involvement for many years in state and national civic and political affairs.

Phil K. Livingston Age: 78 Director Since: 1989 Committees: Audit (Vice-Chair) Compensation Nominating and Governance
Business Experience:

•  Retired Consultant, AmSouth Bank of Alabama, from 1998 to 2001

•  President of South Louisiana, First American Bank of Tennessee, 1998

•  Chairman and Chief Executive Officer, Deposit Guaranty National Bank of Louisiana, from 1995 to 1998

•  Chief Executive Officer from 1973 to 1995, President from 1975 to 1995, and Chairman from 1987 to 1995, Citizens National Bank

Other Positions:

•  President, Louisiana Bankers Association, 1985

•  Founding Director, from 1997 to 2006, and President, from 2006 to 2015, University Facilities, Inc., a non-profit
corporation formed to finance and contract for major campus improvements for Southeastern Louisiana University; completed projects during service totaled $115 million

•  Executive in Residence, Southeastern Louisiana University College of Business, since 2016

•  Member, Patient Family Advisory Council, North Oaks Health System

•  Member, Area Advisory Council, Mary Bird Perkins Cancer Center

Education:

•  Bachelor of Science, Mississippi State University

Experience and Qualifications to Serve on the Board:

•  Mr. Livingston’s extensive career in the banking industry, coupled with his leadership roles in a variety of industry and organization boards, make him a valuable member of our Board.

•  His bank executive career included the growth and sale of a community bank of which he was CEO, and involvement in four subsequent bank acquisitions. This experience has been valuable to the Board in its oversight and monitoring of our financial and borrowing risk, accounting and internal controls, and strategic plan.

•  Mr. Livingston also has significant experience in management training and formulation of executive pay structures. He has worked closely with compensation consultants and has been instrumental in the development of our performance-based pay programs.

Joe F. Sanderson, Jr. Chairman of the Board and Chief Executive Officer Age: 74 Director Since: 1984
Business Experience:

•  Chairman of the Board of the Company since 1998, and Chief Executive Officer of the Company since 1989

•  Continuously employed in various positions at the Company since 1969

Other Positions:

•  Co-Chair,
Capital Campaign for Children’s of Mississippi (umbrella organization for University of Mississippi Medical Center pediatric hospital and clinics), since 2016

•  Member, Board of Directors, University of Mississippi Foundation, since 2017

•  Member, Board of Trustees of the National WWII Museum, since 2016

•  Past President, Mississippi Manufacturers’ Association, from 1992 to 1993

•  Past Chair, National Chicken Council, from 1993 to 1994

Education:

•  Bachelor of Arts, Millsaps College

Experience and Qualifications to Serve on the Board:

•  Mr. Sanderson is the grandson of one of our company’s founders. Under his outstanding leadership of our company since 1989, the Company has grown exponentially, including growth in annual revenues from $184 million in 1989 to nearly $4.8 billion in 2021. Also during his tenure, the Company has opened eight new plants in four states.

•  Mr. Sanderson is primarily responsible for the overall operation and strategic vision of our business. His role as Chairman of the Board has been key to our long-term success and growth in stockholder value.

•  Adhering to the values of our founders – integrity and ethical business practices, excellence in operations, and conservative financial management – Mr. Sanderson is directly responsible for setting the “tone at the top” of our company that has been a significant driver of our success.

Class B Directors (term expiring in 2024)

John Bierbusse Outside Director Age: 66 Director Since: 2006 Committees: Diversity, Equity, and Inclusion
Business Experience:

•  Retired Vice President and Manager of Research Administration, from 2002 to 2004, Assistant Manager, Securities Research, from 1999 to 2002, and prior positions from 1987, A.G. Edwards

•  Vice President, Duff & Phelps, Inc., from 1981 to 1987

•  23 years’ experience as an equity research analyst in the packaged food and agri-products industries

•  One of the original authors of the NYSE’s Series 86/87 qualification examination required for publishing equity research analysts (committee member 2003-2007)

Other Positions:

•  Board member, Chamber Music America, an arts service
non-profit
organization based in New York, NY

•  Board member, Third Coast Percussion, a Grammy-award winning quartet based in Chicago, Illinois

•  Board member, Riot Ensemble, a contemporary chamber music ensemble based in London, England

•  Pro bono consultant to arts organizations in strategic planning, board development, financial forecasting, and executive coaching

Education:

•  Bachelor of Arts, Northwestern University

•  Master of Management, Northwestern University – Kellogg School of Management

•  Certified Financial Analyst

Experience and Qualifications to Serve on the Board:

•  Mr. Bierbusse’s experience as a sell-side equity research analyst brings to the Board substantial expertise in capital markets, strategic analysis, risk oversight, and financial modeling in our industry.

•  As a manager, Mr. Bierbusse also has extensive experience in hiring, mentoring, and evaluating finance professionals, which has benefitted the Board in management performance and succession oversight responsibilities.

•  He also has managerial experience in compliance and financial regulation, which has been valuable to the Board in evaluating and overseeing compliance risk.

Mike Cockrell Treasurer, Chief Financial Officer, Chief Legal Officer, and Director Age: 64 Director Since: 1998
Business Experience:

•  Treasurer, Chief Financial Officer and Chief Legal Officer of the Company, since 1993

•  Shareholder, Wise Carter Child & Caraway, Professional Association, Jackson, Mississippi, practicing securities and business transaction law, from 1984 to 1993

•  Associate, Nail McKinney Tate & Robinson, CPAs, from 1979 to 1980

Other Positions:

•  Chair, National Chicken Council Communication Committee, from 2013 to 2014

•  Member, Board of Directors, Mississippi Manufacturing Association, from 2007 to 2008

•  Numerous directorships over 30 years with various community and philanthropic organizations

Education:

•  Bachelor of Business Administration, University of Mississippi

•  Juris Doctor, University of Mississippi School of Law

•  Certified Public Accountant (inactive)

Experience and Qualifications to Serve on the Board:

•  Mr. Cockrell’s almost 30 years of experience as the CFO of our Company during our significant internal growth, and his management of our financial condition through the cycles of profitability that characterize our industry, provide the Board with a depth of knowledge about our financial management.

•  Mr. Cockrell oversees or has a key role in many aspects of our operations and management that are not typical for chief financial officers of public companies, including legal matters, investor relations, corporate responsibility reporting, our grain purchasing strategy, and risk management. He contributes a broad perspective on our operations to the Board process.

•  Mr. Cockrell has played a key role in the mentoring and training of our “next generation” of managers, which has assisted the Board in its oversight of management succession issues.

Edith Kelly-Green Independent Director Age: 69 Director Since: 2018 Committees: Audit Nominating and Governance (Chair)
Current Other Public Company Boards:

•  Mid-America
Apartment Communities, Inc. (NYSE), since 2020

Business Experience:

•  Partner, The KGR Group, whose primary interests are investments in quick service restaurant franchises in Memphis, Tennessee, since 2005

•  Vice President-Strategic Sourcing and Supply and Chief Sourcing Officer from 1993 to 2003, FedEx Express, the world’s largest express transportation company and a subsidiary of FedEx Corporation (NYSE)

•  Vice President-Internal Audit and Quality, FedEx Corporation, from 1991 to 1993 and numerous other positions from 1977 to 1991 at both FedEx Corporation and FedEx Express

•  Interim Chief Executive Officer, Aeroxchange, Ltd., a multi-airline- owned business-to-business
e-marketplace,
2000

•  Director, BULAB Holdings, Inc., a privately held, specialty chemical company, since 2012

•  Senior Auditor, Deloitte, from 1973 to 1977

Past Public Company Boards:

•  Applied Industrial Technologies, Inc. (NYSE), from 2002 to 2019

Other Positions:

•  Director, Methodist Health Care Systems, Memphis, since 2018

•  Director, Hatiloo Theater, Memphis, since 2014

•  Founding Member, Philanthropic Black Women of Memphis, since 2006

•  Founding Chair and Member, Ole Miss Women’s Council for Philanthropy, since 2000

•  Member, Advisory Board, Baptist Women’s Hospital, since 2011

Education:

•  Bachelor of Business Administration, University of Mississippi

•  Master of Business Administration, Vanderbilt University

•  Certified Public Accountant (inactive)

Experience and Qualifications to Serve on the Board:

•  Ms. Kelly-Green’s success as an entrepreneur and experience managing a large chain of restaurants in one of our key consumer markets are tremendous assets to our Board in overseeing risks related to marketing and consumer preferences.

•  Her professional experience in corporate operations, supply chain management, logistics, public accounting, and auditing complements the skill sets of our Board.

•  Ms. Kelly-Green’s service on another public company board for 17 years, including her role as chair of its corporate governance committee, and her service on numerous civic and charitable organization boards, provide our Board with further depth of experience in governance best practices.

Suzanne T. Mestayer Lead Independent Director Age: 69 Director Since: 2017 Committees: Audit Compensation Nominating and Governance
Business Experience:

•  Owner and Managing Principal, ThirtyNorth Investments, LLC, a registered investment advisory firm providing investment management services to individuals, benefit plans, for-profit
and
non-profit
businesses and trusts, since 2010

•  Managing Member, Advisean Partners, LLC, a private investment and business consulting company, since 2008

•  Executive Vice President and President – New Orleans Market, Regions Bank, from 2000 to 2008

•  Partner, from 1983 to 1991, and other positions from 1973, Arthur Andersen & Co.

Past Public Company Boards:

•  McMoRan Exploration Co. (NYSE), from 2007 to 2013

Other Positions:

•  Member, Board of Directors of Pan American Life Insurance Company, since 2017

•  Past Chair and current member, Board of Directors of Ochsner Health System, the largest healthcare system in Louisiana, since 2004

•  Treasurer and member, Board of Trustees of the National WWII Museum, since 2012

•  Former director, Federal Reserve Bank of Atlanta, New Orleans Branch, from 2014 to 2018

Education:

•  Bachelor of Science, Louisiana State University

•  Certified Investment Management Analyst
®

•  Certified Public Accountant (inactive)

Experience and Qualifications to Serve on the Board:

•  Ms. Mestayer’s successful and distinguished career in investment management, banking, and accounting eminently qualify her to serve on our Board. Her professional expertise allows her to contribute a broad skill set to the Board.

•  Ms. Mestayer has served on over 20 public and private boards, presiding as chair for seven, and has served on the audit and compensation committees of several organizations. Her governance experience is extremely valuable in matters of board process and oversight.

•  Additionally, Ms. Mestayer’s professional and board experience make her an asset to our Board in its oversight of accounting and financial risk, internal controls, and executive compensation.

Our Executive Officers
Certain information required by this Item regarding our executive officers appears in Part I, Item 4A of the Original Filing under the caption, “Executive Officers of the Registrant.” As Messrs. Butts, Cockrell and Sanderson are also directors of the Company, additional information regarding their experience is set forth above under the caption “Our Board of Directors.”
Code of Ethics for Senior Financial Personnel
The Registrant has adopted a code of ethics that applies to its senior financial personnel, including its chief executive officer, chief financial officer and chief accounting officer. The code governs their responsibility for internal controls and full, fair, accurate, timely, and understandable disclosure in our periodic reports. The code of ethics can be found on our website at http://ir.sandersonfarms.com/corporate-governance. Additionally, the Registrant will provide a copy of the code of ethics free of charge to any person upon request to:
Sanderson Farms, Inc.
P.O. Box 988
Laurel, Mississippi 39441
Attn.: Chief Financial Officer
Requests can also be made by phone at (601)
649-4030.
Audit Committee
The Registrant’s Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, whose members are David Barksdale (Chair), Phil K. Livingston (Vice Chair), Fred Banks, Jr., Edith Kelly-Green, Suzanne T. Mestayer and Gail J. Pittman. All members of the Audit Committee are independent directors under the listing standards of the NASDAQ Stock Market LLC. The Registrant’s Board of Directors has determined that David Barksdale, Edith Kelly-Green, Phil K. Livingston and Suzanne T. Mestayer are Audit Committee financial experts.
Item 11—Executive Compensation
Compensation Discussion and Analysis
In this section, we describe our compensation philosophy, the factors the Compensation Committee of our Board of Directors considered in developing our compensation packages, and the decision-making process it followed in setting compensation for our named executive officers for our 2021 fiscal year. You should read this section in conjunction with the tables and accompanying narratives that follow. We believe our executive compensation programs reflect our company’s pay-for-performance
philosophy, assist us in creating long-term value for our stockholders, and are effective in retaining and motivating our executives.
Our “named executive officers” as defined under the SEC’s proxy statement rules for 2021 were:

•	Joe F. Sanderson, Jr., Chairman of the Board and Chief Executive Officer (CEO);

•	Lampkin Butts, President (President);

•	Mike Cockrell, Treasurer, Chief Financial Officer and Chief Legal Officer (CFO); and

•	Tim Rigney, Secretary and Controller (Secretary).

Executive Summary
Sanderson Farms has always had a
pay-for-performance
culture. We expect top performance from our people every year and are willing to pay for that success. Accordingly, a substantial part of the compensation package for each named executive officer is at risk and is only earned if performance warrants. In addition to base salary, we offer our named executive officers the opportunity to earn an annual cash bonus if the Company meets certain performance goals, and we also grant long-term incentives to our named executive officers to align their pay with the long-term success of our company.
Our long-term equity incentives have a performance-based component and a time-based element to assist us in retaining our management team. Although we generally strive to appoint executives from within our company, our compensation programs will allow us to attract top management candidates from outside our company should the need arise. We encourage our named executive officers, other members of management, and our Board of Directors to follow our stock ownership guidelines. In addition, our executives participate in our Employee Stock Ownership Plan and can elect to participate in our Management Share Purchase Plan, which further aligns their interests with those of our stockholders.
The Compensation Committee has retained Willis Towers Watson as its independent compensation consultant. We use a peer group recommended by Willis Towers Watson and appropriate published surveys (based on industry and revenue size comparisons) to set compensation levels. We do not target our compensation levels at any particular point in the range established by data we gather, but we do consider the median of those markets along with many other factors in setting our pay opportunity. However, with above-target performance, our named executive officers can earn above-market pay.
The Committee compares our executive officers’ total realizable pay against our total stockholder return for the past three years, to determine if there is alignment between our executive pay and our performance. Total realizable pay equals the sum of an officer’s base salary, actual bonus paid, performance-based awards paid out in the period, and the value of restricted stock awards at the Company’s current stock price. Based on this analysis, the Committee believes our executive compensation and our company’s performance have been strongly aligned over time, with less alignment in some years due to cyclicality in the poultry industry.
For our annual cash bonus plan, we measure operational performance using Agristats, a private industry benchmarking service that analyzes performance data submitted by a significant majority of the poultry industry, and through earnings per share. Even if we meet the operational and earnings per share targets, our executives will not receive payments under the bonus award plan unless we also meet a return on equity threshold. For our long-term performance share plan, we measure performance by return on sales and return on equity, and our stock price also factors into the final amount of the award to the named executive officers.
Our stockholders have approved the compensation of our named executive officers as disclosed in our annual meeting proxy statement by at least 92.7 percent of the votes cast in every year in which we have held a
Say-on-Pay
vote. The Committee took these approvals into account in determining to follow the same policies, practices, and framework to set our executive pay as it has used in the past. Our Board has determined to hold a
Say-on-Pay
vote every year. However, we are required by law to hold a
non-binding
advisory vote on the frequency of our
Say-on-Pay
votes every six years. The next vote will occur at our 2026 annual meeting.
Principles and Objectives of the Executive Compensation Program
The main objectives of our executive compensation programs have been to reward outstanding performance by our executives appropriately and to ensure that management and stockholder interests are closely aligned. The Committee strives to structure compensation packages that create incentives for our executives to maximize long-term stockholder value, rather than to maximize their individual pay. A significant portion of our executive compensation opportunity is related to factors that directly and indirectly influence stockholder value, including stock performance, earnings per share, operational performance, return on sales, and return on equity.

Another significant factor in the Committee’s decision-making is stockholder dilution, and the Committee strives to minimize the dilutive effect of equity awards on our stockholders. Our Board of Directors also adopted a share repurchase program under which we are currently authorized to repurchase up to two million shares of our common stock, in part to offset the dilutive effect of our equity compensation plans. We have repurchased over 2,300,000 shares under this program since the Board first authorized it in
2009.
We believe our executive culture is unique within our industry. Our management team is motivated by a strong “tone from the top” that has fostered our core mission to create returns for our stockholders. We believe our executives should be rewarded fairly for their loyalty to that mission, especially in years when we perform at the top of our industry.
Management, the Board of Directors, and the Compensation Committee recognize that our business is cyclical and seasonal, and often times factors beyond our control significantly influence our profitability. These factors include swings in the market prices for our primary product, fresh chicken, and our two primary input costs, corn and soybean meal. Supply and demand factors for poultry products and feed grains also play a role in the cyclicality of our industry and are influenced by global macroeconomic conditions and weather patterns. Accordingly, the Compensation Committee believes it is important to measure and reward outstanding performance as much by operational performance relative to our industry peers as in absolute dollars per share and other typical measuring tools. This concept of placing significant emphasis on operational performance relative to our industry peers permeates our overall compensation plans and philosophy.
We expect
top-level
performance from our management team even during downturns in our industry, extraordinary conditions like the
COVID-19
pandemic, and periods of Company expansion. Accordingly, the criteria that the Committee has established for our performance-based awards have been historically very challenging to achieve. Nevertheless, even in years for which we have incurred a net loss, our company has often performed better than most of our industry peers. The Committee has considered these factors in evaluating our compensation plans and has made adjustments to the plans or discretionary awards to take into account our strong performance relative to the industry and our significant company growth.
The Committee intends to continue its strategy of using programs that emphasize performance-based incentive compensation, with a goal to achieve an appropriate balance between our short and long-term performance and between our performance and stockholder return.
Benchmarking and Competitive Analyses
The Committee uses information gathered by analyzing the compensation levels and programs of a peer group and, in some cases, composite survey data compiled from unidentified companies of appropriate size and industry. The peer group serves as the chief point of comparison of the level and structure of executive pay, and is composed of companies similar to Sanderson Farms in size, median revenue, industry, geographic location, and/or performance. The Committee also uses data from a reference group of direct competitors that are considerably larger than Sanderson Farms as a comparator for components of executive pay, but not for pay levels. Selection of the peer and reference groups is based on the research of Willis Towers Watson with input from the Committee. Each year, Willis Towers Watson considers whether the composition of the peer and reference groups continues to be appropriate and if not, recommends changes. However, the Committee and Willis Towers Watson strive to minimize churn in the composition of the groups so that yearly comparisons remain stable.

The comparator groups yield information about the general level and components of pay for comparable executive positions at other companies. The Committee uses this information as a general guide in its deliberations, but it does not target our executive compensation levels at any point in the range established by the comparisons. Instead, the Committee bases its final decisions on its business judgment, which may be influenced by the median level of that range, as well as a variety of other factors discussed below. The companies in the comparator groups that Willis Towers Watson used in 2020 to make recommendations about fiscal 2021 pay were:

Peer Group	Reference Group

B&G Foods, Inc.	Hormel Foods

Brown-Forman Corp.	Pilgrims Pride

Cal-Maine Foods, Inc.	Tyson Foods

Central Garden & Pet Company

Darling Ingredients, Inc.

Flowers Foods, Inc.

Hain Celestial Group Inc.

JM Smucker Co.

Lamb Weston Holdings, Inc.

Lancaster Colony Corp.

McCormick & Co.

Post Holdings, Inc.

Seaboard Corp.

Seneca Foods Corp.

SunOpta, Inc.

Treehouse Foods Inc.

United Natural Foods Inc.
The Compensation Committee Process and the Role of Management and Compensation Consultants
Both management and the Compensation Committee recognize the importance of maintaining sound principles for the development and administration of compensation and benefit programs. Our Compensation Committee has taken steps to significantly enhance its ability to carry out its responsibilities effectively, as well as to ensure that the Company maintains strong links between executive pay and performance. Examples of actions that the Committee has taken include:

•
Retained an independent compensation consultant, Willis Towers Watson, to advise on executive and director compensation issues. The Committee selected Willis Towers Watson after considering the qualifications and proposals of several consulting firm candidates and interviews of the candidates with the Committee chair. The Committee periodically re-assesses
whether Willis Towers Watson continues to be an appropriate choice.

•	Met regularly in executive sessions with the compensation consultant and legal and accounting advisors without Company management present.

•	Maintained important features of our executive and director compensation programs, including:

•	Establishing a peer group for primary comparisons of the level and structure of executive and director pay;

•	Establishing a broader reference group of companies with a business environment similar to ours to assist in comparing the elements of executive and director compensation (not levels of pay);

•
Developing a long-term incentive program for executives designed to offer a variety of equity- based awards that are linked to stockholder value, and making adjustments to the program where necessary to take into account our significant Company growth and strong performance relative to our peers;

•	Implementing incentive programs to promote increased Company stock ownership by management and non-employee directors;

•	Instituting share ownership guidelines for both management and non-employee directors;

•	Adopting a compensation recoupment policy for incentive-based compensation, discussed below; and

•
Undertaking a formalized annual review of executive compensation packages with advice from the compensation consultant in light of market standards; company, industry, and officer performance; and individual merit.

The Committee has the sole authority to retain or terminate Willis Towers Watson (or any other compensation consultant) and to approve the consultant’s fees and other terms and conditions of its engagement related to executive compensation. In April 2020, as in prior years, the Committee directly engaged Willis Towers Watson to review its executive compensation components and levels and recommend any changes for fiscal 2021 necessary to bring our programs in line with market standards or Company performance. This included an assessment of the composition of the peer and reference groups for 2021, a review of compensation trends, development of specific compensation recommendations, and a presentation of its report to the Committee. The Company paid Willis Towers Watson a fee of approximately $89,000 for all of this work. The Company also paid Willis Towers Watson another $7,000 for analysis and advice in connection with fiscal 2021 director compensation matters.
Our Human Resources department has engaged Willis Towers Watson’s brokerage and advisory division to identify carriers for the life insurance, disability and other plans that are ancillary to our health plan and to secure stop-loss coverage for the health plan. While we do not pay Willis Towers Watson any fees for these services, they earned approximately $857,000 in brokerage commissions and other compensation for these services in fiscal 2021.
In 2021, the Committee formally assessed the independence of its advisors, including Willis Towers Watson, based on specific information requested of the advisors, and determined that Willis Towers Watson and its other advisors are independent. The Committee will take measures to ensure that any future engagement of Willis Towers Watson by our Company does not impair Willis Towers Watson’s independence.
Typically, the Committee chair meets with representatives from Willis Towers Watson at the outset of any engagement to discuss the Committee’s goals and objectives and to outline the parameters of the review that Willis Towers Watson will undertake. Company personnel are sometimes present for those meetings as a liaison with management, and Willis Towers Watson uses Company personnel to gather internal information necessary for its work. The Committee chair also corresponds with Willis Towers Watson directly during an engagement as questions arise.
The CEO is the Committee’s chief source of information about the overall performance of the Company and of senior management. The Committee or its chair and the Lead Independent Director typically meet privately with the CEO to seek his view of Willis Towers Watson’s recommendations and to receive his input about factors that the Committee might consider in making its determinations with respect to the

President and CFO, who are his direct reports. Although the CEO has substantial influence on the Company’s compensation and could contact or meet with Willis Towers Watson or the Committee if he chooses, he is not directly involved in the Committee’s decision-making process or in meetings with Willis Towers Watson.
When compensation questions arise for the Committee’s consideration, senior management may be present for Willis Towers Watson’s presentations and to answer any questions by directors. However, when the Committee sets levels and components of compensation, senior managers are ultimately excused from the meeting to permit the Committee to meet with Willis Towers Watson and legal and accounting advisors, and to deliberate and vote. The Committee may ask the CEO to be present for the deliberations on the compensation of the other named executive officers, but he is excused from the deliberations and vote on his own compensation.
The Compensation Committee may form and delegate its authority to subcommittees consisting only of persons who are members of the Compensation Committee.
Compensation Committee Interlocks and Insider Participation
During fiscal 2021, none of the members of the Compensation Committee was an officer or employee of the Company and no member of the Committee is a former officer of the Company. In addition, during fiscal 2021, none of our executive officers served on the board of directors of any entity whose directors or officers served on our Board of Directors.
Elements of Executive Compensation
The compensation of our executive officers consists of the following elements:

•	Base Salary

•	Annual cash incentive (bonus) awards

•	Long-term equity incentive awards, including:

•	Restricted stock

•	Performance shares

•	Management share purchase rights

•	In-service and post-employment benefits

•	Perquisites
The Committee has used these elements of compensation to create a flexible package that reflects the cyclical nature of the poultry business and can reward both the short and long-term performance of the Company and the individual. Each item of compensation is considered individually, followed by consideration of the overall package, with the goal of treating executives equitably and rewarding and incentivizing outstanding performance. Generally, the Committee does not consider the amounts realizable from prior compensation in setting future benefits. However, the Committee has restructured our long-term performance incentives to reflect more fairly the conditions in our industry when past awards have failed to vest because of cyclical downturns in the poultry market and inefficiencies stemming from our significant internal growth. This is discussed in more detail below.
The CEO’s 2021 total compensation, as reported in the Summary Compensation Table below, was approximately 265 percent and 331 percent, respectively, higher than the total compensation for the President and CFO because of his higher level of responsibility within our Company and his more pervasive influence over our performance. The compensation of the President and CFO was likewise approximately 314 percent and 252 percent, respectively, higher than the Secretary’s for the same reasons.

We have employment agreements with the CEO, the President, and the CFO. The agreements provide those executives will remain employed until their agreements are terminated either by the Company or the executive for any reason. Among other benefits, the agreements provide for a severance payment to be paid to the officers if:

•	before a change in control of our company, the officers are terminated without cause, except in the case of poor performance;

•	at or after a change in control, the officers are terminated without cause; or

•	the officers resign for good reason.
The amount of the severance payments will be (i) in the case of Mr. Sanderson, three times, and in the case of Messrs. Butts and Cockrell, two times, the following amounts:

•	the officer’s annual base salary in effect for 2021, plus

•	fifty percent of the maximum bonus available to the executive under the Company’s bonus program in effect for 2021, plus (ii) a portion of fifty percent of the officer’s 2021 maximum bonus opportunity, prorated according to the number of days in the fiscal year that have elapsed through his termination date.
The Committee believes these benefits are important officer retention tools that will protect the Company and its stockholders against an unexpected departure of our most senior management. In addition, the commitment to pay severance is counterbalanced by an agreement from the officers not to disclose confidential information about us during and after their employment, and not to engage in certain competitive activity during their employment and for two years after the termination of their employment for any reason other than poor performance. The Committee also believed it was crucial to structure the agreements so that, except in the case of a change in control, the officers will not be paid severance if they are terminated for poor performance.
In the context of a change in control, the severance is not payable unless the officer is subsequently terminated without cause. This is sometimes referred to as a “double trigger.” In the case of a merger or other transaction that would allow our stockholders to profit from a sale of control of our company, such provisions can help ensure that management will not be distracted in the transaction negotiations by concerns that they will be arbitrarily terminated by new management without any economic protection after the change of control is complete.
The agreements are discussed further below in the narrative following the table entitled, “Grants of Plan- Based Awards.”
Base Salaries
Salaries are used to provide a fixed amount of compensation for the executive’s regular work. The Committee reviews the salaries of the named executive officers annually in October, with input from the outside compensation consultant, and makes final salary decisions at that time. Salary increases are based on an evaluation of Company performance, the individual’s performance, and the individual’s level of pay compared to the pay levels for similar positions in the peer group. Although the peer group suggests a range of competitive levels for base salaries, exact levels are determined by the Committee based on each executive’s merit. The Committee also takes into account years of service, responsibilities, our future growth plans, industry conditions, and our current ability to pay.

For fiscal 2021, the Committee determined to award a 1.25 percent merit-based salary increase to the President and CFO and a 3.0 percent increase to the Secretary. The CEO declined to be considered for an increase. For more information about the factors the Committee considered in setting fiscal 2021 compensation, see the subsection below entitled “Evaluation of Executive Performance.”
The effective date for salary increases typically is November 1 of each year. Salary increases can also occur upon an individual’s promotion.
Annual Cash Bonus Awards
We maintain a bonus award plan under which our salaried employees, including the named executive officers, are eligible for fiscal year-end
cash incentive awards equal to a percentage of their base salary based on the Company’s performance (Bonus Award Program). These awards are designed to reward short-term performance and the achievement of designated operational results. For officers and key management employees, the total award has two components: a percentage based on our achieving certain target earnings per share goals, and a percentage based on our operational performance versus our industry peers as measured by Agristats.
The earnings per share goals under the Bonus Award Program are set annually, and reflect our growth and ability to generate earnings. We have experienced significant growth in production capacity over the past 20 years, and our ability to generate earnings has likewise grown significantly. As a result, the earnings per share targets established under the Bonus Award Program have moved higher over time to reflect our increased earnings capacity.
We have historically performed at or near the top of the industry in operational measures, and the targets set for operational goals under the Bonus Award Program reflect our culture and expectations of achieving superior performance relative to our peers. However, it is possible that even if we operate at the top of the industry, we still might not achieve an acceptable level of profitability due to factors such as the cyclical nature of the industry, external forces that are beyond the control of management, and short- term inefficiencies from our significant internal growth. Unless we achieve at least an 8 percent return on average stockholders’ equity (computed after taking into account any bonus to be paid), no payments are made under the Bonus Award Program even if the operational targets are reached, and payments are not cumulative. As a result of our aggressive targets and the volatility of our industry, the named executive officers have not had a bonus payout in eight of the last 16 years.
For fiscal 2021, the Committee established the maximum earnings per share goal by reference to an earnings level that would result in a 21.5 percent return on average equity.
While the Committee recognizes that there are many factors beyond the control of management that might affect our ability to achieve the plan goals, it has attempted to make the program competitive by awarding a relatively high percentage of salary payouts in years in which we achieve the plan’s aggressive targets. Likewise, the Committee sets aggressive targets when setting operational goals. The operational portion of the bonus is payable if the Company’s chickens rank in the top 30 percent of all chickens included in Agristats in bottom line profit per head. For participants to earn the top bonus, our chickens must rank in the top 10 percent of the industry.
The following table shows, for fiscal 2021, the percentage of base salary that the named executive officers were eligible to receive from each component of the bonus award.

2021 Bonus Award Opportunities

Position	Bonus Opportunity as Percentage of Base Salary From EPS Component	Bonus Opportunity as Percentage of Base Salary from Operational Component
CEO	100%	100%
President	80%	80%
CFO	70%	70%
Secretary	40%	40%
The following table shows, for fiscal 2021, the earnings per share objectives and the corresponding percentages of the earnings per share component of a participant’s bonus award that could have been earned. The earnings per share component of the Bonus Award Program is based on our net income net of the bonus. The program provides that the earnings per share targets will be adjusted to reflect changes in the number of shares outstanding due to business combinations, recapitalizations, stock splits, or other changes in our corporate structure.
2021 Bonus Awards – EPS Component

Per Share Return ($)*	Percentage of EPS Based Award
15.09	100.0%
14.92	95.0%
14.74	90.0%
14.57	85.0%
14.40	80.0%
14.22	75.0%
14.05	70.0%
13.88	65.0%
13.70	60.0%
13.53	55.0%
13.38	50.0%
13.22	45.0%
13.07	40.0%
12.92	35.0%
12.77	30.0%
12.62	25.0%
12.47	20.0%
12.32	15.0%
12.17	10.0%
12.02	5.0%

*	Net of bonus and net of extraordinary, non-recurring income items not related to the fiscal year’s operations.

The following table shows, for fiscal 2021, the performance objectives based on our performance versus our industry peers as reported by Agristats and the corresponding percentages of the operational component of a participant’s bonus award that could have been earned.
2021 Bonus Awards—
Operational Performance Component

Agristats Ranking— Operating Profit per Head of Chicken Sold	Percentage of Operational Performance Based Award
Top 10%	100.0%
Top 20%	63 2 ⁄ 3%
Top 30%	33 1 ⁄ 3%
The following table shows, for the 2021 fiscal year, the maximum percentages of base salary that the named executive officers could have received under the Bonus Award Program and the actual awards received. Actual cash awards for past years are shown in the
“Non-Equity
Incentive Plan Compensation” column of the Summary Compensation Table that follows this Compensation Discussion and Analysis.
2021 Bonus Award Payments

Position	Maximum Bonus Award Opportunity as a Percentage of Base Salary	Percentage of Base Salary Actually Earned Under Bonus Award Program	Dollar Amount of Actual Awards
CEO	200%	167%	$2,530,551
President	160%	133%	$1,014,996
CFO	140%	117%	$761,055
Secretary	80%	67%	$233,301
The Committee normally reviews and reconsiders the Bonus Award Program each January, along with the maximum bonus opportunities, the performance criteria under the program, and the earnings per share targets for the then-current fiscal year. It also receives reports from the outside compensation consultant concerning the level of similar short-term cash incentives paid by the peer group companies, and management’s recommended EPS and operational performance targets.
The Committee generally adopts the program in January for the current fiscal year. The parameters of the program and the performance criteria are then communicated to the participants. In general, once the Committee adopts the program, the bonus awards are determined solely according to the program criteria and are not subject to the discretion of the Committee. The program does provide that adjustments can be made to awards in the event of extraordinary operating conditions, errors in Agristats reporting or significant changes in the number of Agristats participants, changes in law or accounting procedures, or substantial and unforeseen fluctuations in sales pounds or dollars during the year. Bonuses earned for a completed fiscal year are usually paid in December following that fiscal year.
Long-Term Equity Incentive Awards
Equity-based compensation and ownership ensures that our executive officers and directors have a continuing stake in the long-term success of the Company. Generally, the Committee considers equity incentive awards to the named executive officers each October as part of its annual evaluation of executive pay. The awards, if made, usually become effective in November at the start of the Company’s new fiscal year.

Under the Stock Incentive Plan, the Board may grant restricted stock, performance shares, stock options, stock appreciation rights, phantom stock, management share purchase rights, and other stock-based awards. Since its inception in 2005, awards to the named executive officers under the plan have consisted only of restricted stock, performance shares, and management share purchase rights. The Committee strives to be conservative in the rate of usage, or run rate, of shares under the Stock Incentive Plan.
The Committee, with input from Willis Towers Watson, makes specific grants by comparing each executive’s current long-term incentive levels with the market range established by published survey and peer proxy statement data. Based on market studies, it identifies a typical multiple of the base salary for the individual’s management level that his or her long-term incentives should represent. These multiples are reconsidered annually based on the then-current market data. For fiscal 2021, the multiples were 325 percent for the CEO, 180 percent for the President, 170 percent for the CFO, and 80 percent for the Secretary. In the case of the Secretary, the multiple is applied to the average salary for all positions at the same management level.
The multiple of the officer’s salary yields a target annual long-term incentive award level that is then converted into a recommended number of shares to be awarded using the approximate stock price quoted on NASDAQ at that time. As discussed above, the Committee also bases its final decisions as to the award level on factors such as individual merit, responsibilities, individual and Company performance, and the dilutive effect of the award on our stockholders. The Committee then divides the total recommended share award equally between performance shares and restricted stock.
All of our restricted stock and Management Share Purchase Plan agreements provide that stock awarded under those plans will become fully vested in the event of a change in control of our Company and fully or partially vested upon certain other events, as described more fully in the “Potential Payments Upon Termination or
Change-in-Control”
section below. These provisions were adopted because they are customary for equity incentive awards of those types and because the Board of Directors deemed them to be reasonable and fair to our management. In the context of a merger or other transaction that would allow our stockholders to profit from a sale of control of our company, such provisions can help ensure that management will not be distracted in the transaction negotiations by concerns that the value of their awards will decline after the change of control is complete. The potential payments under these provisions played no part in the Committee’s decisions regarding other elements of our executive compensation.
Restricted Stock
Shares of restricted stock are shares granted subject to a vesting period during which the shares may not be transferred. All of our restricted stock awards have a vesting period of four years. The CEO, President, CFO, Secretary, and certain other salaried employees of the Company received restricted stock as part of their long-term incentive award in November 2020 for the 2021 fiscal year. The fiscal 2021 restricted stock generally will vest on November 1, 2024, as long as the holder remains continuously employed by us during the restricted period.
Recipients of restricted stock have all the rights of a stockholder of the Company, including voting rights and the right to receive dividends, beginning on the grant date. In the event a recipient forfeits shares of restricted stock before such shares vest, the shares are cancelled.

Performance Shares
Performance shares provide a material incentive to executives by offering potential increased stock ownership in the Company tied directly to our stockholders’ return. The CEO, President, CFO, Secretary, and certain other salaried employees received performance share grants as part of their long-term incentive awards in November 2020. The performance share program entitles the holder to earn shares of Sanderson Farms common stock if we achieve certain relative levels of performance on stockholder return over a multi-year period following the grant, as long as the holder remains continuously employed by us until the end of the performance period and any additional vesting period. The length of the performance period reflects the cyclical nature of the poultry business, and is designed, generally, to measure our performance over an industry cycle. Currently, the performance period is two years and there is an additional one-year
service-based vesting period before the shares are issued.
Performance shares carry no dividend or voting rights until they are issued after achievement of the performance objectives and the expiration of any additional vesting period.
The Board of Directors may pay earned performance shares in cash, shares of Sanderson Farms common stock, or in a combination of both. Once the performance criteria are established and the awards are granted, the payment of earned shares is generally not subject to the discretion of the Committee or the Board, but adjustments can be made in limited circumstances.
Performance share awards are made in a target amount of shares based on our average return on equity (ROE) and a target amount based on our average return on sales (ROS). The award establishes three possible non-discretionary
percentages of those target amounts that the recipient could actually receive, depending on our actual performance measured at the end of the performance period.
Because the performance goals are based on our historical performance, years of past outstanding company performance can make the performance goals challenging to achieve in future years. The threshold performance level represents the 33rd percentile of the Company’s performance over 29 two-year
periods. The target level represents the 65th percentile of performance during the historical measurement period and the maximum level represents the 83rd percentile. The fiscal 2021 performance share awards were structured as follows:
2021 Performance Share Criteria

Measure	Weight	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)
ROE	50%	8.0%	14.7%	23.5%
ROS	50%	1.8%	4.4%	7.0%
If our average ROE or average ROS is otherwise between the threshold and maximum percentages, the number of performance shares for which the award recipient is eligible will be calculated using a straight- line interpolation. If average ROE or ROS is less than the threshold, the recipient will not be entitled to receive any shares of that portion of the target award measured by that metric.
Average ROE is equal to the mathematical average of the net return on average equity for each of the two years in the performance period. Net return on average equity is computed by adding together stockholders’ equity on our audited financial statements at the beginning and end of each fiscal year and dividing by two. The resulting number is then divided into net income for the fiscal year as reported on our audited financial statements to reach net return on average equity for the year. Average ROS is equal to the mathematical average of the net return on net sales for the two years in the performance period. Net return on net sales is computed by dividing net income by net sales, as both numbers are reported on our audited financial statements for the year.
Since the inception of the Stock Incentive Plan, we have granted 16 cycles of performance shares, one for each of the fiscal years from 2006 through 2021. Only ten of those cycles of performance shares have been earned. Pending the Committee’s formal determination, the fiscal 2020 shares were earned at the levels shown in the table below. They are subject to an additional one-year
holding period before they are paid out. The fiscal 2021 awards are the only other performance share cycle currently in place under our performance share plan, and the payout on those awards, if achieved in accordance with their terms, will occur at the end of fiscal 2023.
Performance Shares Earned

		Performance Criteria
		Threshold (50% Payout)		Target (100% Payout)		Maximum (200% Payout)		Actual Company Performance
Performance Period	Payout Date	ROE	ROS	ROE	ROS	ROE	ROS	ROE	ROS
11/1/19-10/31/21	10/31/2022	8.3%	2.1%	15.2%	4.5%	23.8%	7.0%	14.9%	5.1%
The following table shows the number of shares earned by each named executive officer according to the percentage payouts reflected in the table above.

	Performance Period Ending 10/31/2021
Position	Target Award (#) 1	Shares Earned (#) 2
CEO	17,750	19,832
President	4,750	5,308
CFO	3,750	4,191
Secretary	750	839

(1)	50 percent of the target amount of shares is allocated to the ROE component and 50 percent is allocated to the ROS component.
(2)
This number is obtained by multiplying the percentage of the payout achieved for each of the two components of an award and adding the result. For example, the President’s award was calculated as follows: ROE component: (100% x 1,187.5) + (95.9% x 1,187.5) = 2,327; ROS component: (100% x 2,375) + (25.5% x 2,375) = 2,981; 2,327 + 2,981 = 5,308.

Management Share Purchase Rights
Under our Management Share Purchase Plan, executive officers and other key employees may elect to reduce their annual base salaries by up to 15 percent and their bonuses earned under the Bonus Award Program by up to 75 percent and instead receive those amounts in the form of restricted stock at the current market price. The Company matches 25 percent of the employee’s contribution to the plan to grant additional shares. The shares purchased or granted through the plan generally vest on the third anniversary of their acquisition by the participant. Recipients of the shares purchased or granted have all the rights of a stockholder during the restricted period. If the shares fail to vest, any dividends paid on the Company matched shares must be returned to us. In fiscal 2021, none of the named executive officers participated in the plan. You can find more information about the plan in the narrative accompanying the Grant of Plan-Based Awards table, below.
In-Service
and Post-Employment Benefits
Employee Stock Ownership Plan
As mentioned above, we believe strongly in aligning the interests of management with those of our stockholders. We were among the first in our industry to adopt an Employee Stock Ownership Plan, and each of the named executive officers participates in the plan on the same basis as all of our other employees. Participants are automatically enrolled in the plan after one year of service and become fully vested after six years. We contribute funds to the plan in most profitable years, and for the 2021 fiscal year we contributed $20 million to the plan.

401(k) Retirement Plan
We sponsor a 401(k) retirement plan, and participants may contribute to the plan after 90 days of service. The named executive officers participate on the same basis as all other employees. Eligible employees may contribute up to 15 percent of their salary to the plan through payroll deductions. We began matching employee contributions to the plan in 2000, and for employees with one year of service, we match 100 percent of an employee’s contribution up to 3 percent of his or her salary, and 50 percent of such contribution that exceeds 3 percent but does not exceed 5 percent of his or her salary. Sanderson Farms common stock is not an investment option under the plan.
Other Benefit Plans
We provide other benefits such as medical, dental, and long-term/short-term disability (up to 66 2/3 percent of salary not exceeding $180,000 per year in long-term disability payments) coverage, as well as vacation and other paid holidays. Beginning with our 2001 fiscal year, we began paying premiums on term life insurance policies for all employees. The death benefit under these policies depends on the amount of the employee’s annual salary, up to a maximum benefit of $100,000 and a minimum of $50,000 for salaried employees. These benefit programs are comparable to those provided at other large companies. They are designed to provide certain basic quality of life benefits and protections to our employees and at the same time enhance our attractiveness as an employer.
In 2008, the Committee adopted a Supplemental Disability Plan for the CEO. The plan provides that if the CEO becomes disabled as defined in our long term disability plan for all our salaried employees, he will receive a monthly benefit equal to 66 2/3 percent of his salary beginning one year from the date of disability and continuing for 12 months. (Before age 70, payments would have continued until the date that he received five years of payments or his 70th birthday, whichever occurred first.) This is the same benefit that is provided to all participants in our long term disability plan who are 60 years or older. Participants who become disabled before their 60th birthday would receive the benefit until they reach age 65. The Committee adopted the supplemental plan because our long term disability plan places an annual dollar limit on the benefit that participants can receive, which would have resulted, if the CEO became disabled at the time the supplemental plan was adopted, in a benefit to him of only 26 percent of his then current salary. The employment agreements that the Company entered into with the President and CFO made those officers participants in the supplemental plan.
The Company’s portion of the cost of health benefits provided in the 2021 fiscal year for the named executive officers was as follows:
2021 Health Benefits

Officer	Cost to Company of Active Health Benefits
CEO	$10,382
President	$10,382
CFO	$10,382
Secretary	$10,382
All employees may elect to continue participating in our health benefit plan following their retirement, but they must pay 100 percent of the premium cost.

In rare instances, we have continued, because of the applicable circumstances, to pay the base salaries of certain key employees for a short period of time after their deaths. None of those employees served at any time as an executive officer of Sanderson Farms. However, our employment agreements with the CEO, President, and CFO provide that we will continue to make base salary payments to their designated beneficiary or estate for a period of one year from the date of the officer’s death.
The 401(k) contribution, health plan, and life insurance premiums, as well as dividends paid on restricted stock and matching charitable contributions, each as disclosed in the proxy statement, are ratified by the Committee in January of the year following the year for which they were made. The Board of Directors approves the annual ESOP contribution, if any, in October of each year.
Perquisites
We provide certain perquisites to our executives, which consist primarily of personal use of our company aircraft by the CEO and his immediate family. This perquisite provides flexibility to the CEO and increases travel efficiencies, allowing more productive use of executive time, in turn allowing greater focus on Sanderson Farms-related activities. The Company also permits the other named executive officers and other employees to use Company aircraft in times of family or other emergencies and to travel for personal reasons, space permitting, on planned Company flights. In some cases, the Company also permits and pays for the named executive officers’ spouses to accompany them on the corporate aircraft. The amounts of these perquisites are ratified by the Committee in January of the year following payment. More detail on our perquisites may be found in the narrative following the Summary Compensation Table, below.
Compensation Recoupment Policy
In October 2010, the Committee adopted a policy requiring the Board or the Committee to seek to recoup incentive-based compensation paid to our directors, executive officers or other personnel whenever required by law or the rules of the NASDAQ Stock Market. In addition, the Board or the Committee, in its discretion, may determine, as a result of a restatement of our financial statements or misconduct that adversely affects us by a member of our management executive committee or a director, to take such actions it deems necessary or appropriate and in our best interests with respect to the executive committee member, or the director in the case of director misconduct, to address the restatement or misconduct. Such actions may include, to the extent permitted by law and our charter and by-laws:

•	Requiring the executive or director to repay some or all of any incentive compensation paid, including bonus, performance shares, or restricted stock;

•	Requiring the executive or director to repay gains realized on the exercise of stock options or the sale of vested stock;

•	Cancelling all or part of the executive’s or director’s incentive awards;

•	Adjusting the executive’s or director’s future cash or non-cash compensation or fees, as applicable;

•	Terminating the executive or seeking to remove the director; or

•	Initiating legal action against the executive or director.
The recoupment policy is in addition to the authority under the Stock Incentive Plan to cancel awards or recoup the value of shares in the event of detrimental activity by the participant.
Stock Ownership Guidelines; Hedging and Pledging
In October 2004, the Committee recommended and the Board of Directors adopted non-binding
stock ownership guidelines for our management, in an effort to encourage increased ownership of our company by key employees and directors. Willis Towers Watson has periodically reviewed the guidelines and in 2013, at Willis Towers Watson’s recommendation, the Committee determined to recalculate the guidelines for officers using fiscal 2014 salaries. We believe that these guidelines are reasonable to achieve and will be a long-term benefit to all of our stockholders by helping to align management and stockholder interests. They also encourage officers and directors to hold purchased shares and vested option shares, restricted stock, and performance shares, as applicable, for long-term investment. “Stock ownership” includes stock owned directly, indirectly through the 401(k) plan or Employee Stock Ownership Plan, restricted stock, and earned performance shares. The guidelines are based on a multiple of base salary and director annual retainer fees, and are set forth in the table below. As of our 2021 fiscal year, each named executive officer and all except two of our newest directors had exceeded the guidelines below.
Stock Ownership Guidelines

Position	Base Salary/ Average Annual Retainer	Desired Ownership Multiple	Share Guideline
CEO	$1,362,984	6	125,351	1
President	$655,004	4	40,772	1
CFO	$559,832	4	34,937	1
Secretary	$214,992	3	9,886	1
Director	$25,000	8	4,000

(1)	In recalculating ownership guidelines in 2013 for the named executive officers, the Committee used $65.24 per share, which was the approximate share price at the time.
It is Sanderson Farms’ policy that our directors and all employees, including the named executive officers, not buy and sell or sell and buy Sanderson Farms stock on a short-term basis (i.e., shares must be held for a minimum of six months). Employees and directors may not purchase Sanderson Farms stock on margin, or hold Company securities in a margin account. Employees and directors may not pledge Company securities as collateral for a loan, although an employee or director can request a waiver of this policy where he or she can clearly demonstrate the financial capacity to repay the loan without resort to the pledged securities.
Our insider trading policy, which applies to officers, directors, the employees who participate in our Stock Incentive Plan and any other personnel who receive or see our monthly financial statements, prohibits hedging transactions. The hedging prohibition in the policy is excerpted below:
Hedging or monetization transactions can permit an individual to hedge against or offset a decline in the market value of a security, while at the same time eliminating much of the individual’s economic interest in any rise in value of the hedged securities. Because hedging transactions can present the appearance of a bet against the Company, hedging or monetization transactions, whether direct or indirect, involving the Company’s securities are prohibited, regardless of whether the Insider possesses material, non-public
information.
Transactions involving derivative securities, whether or not entered into for hedging or monetization purposes, may also create the appearance of impropriety in the event of any unusual activity in the underlying equity security. Accordingly, transactions involving Company-based derivative securities are prohibited, whether or not you are in possession of material, non-public
information. Derivative securities are options, warrants, stock appreciation rights, convertible notes or similar rights whose value is derived from the value of an equity security, such as Company common stock. Derivative securities include, but are not limited to, pre-paid
variable forward contracts, equity swaps, exchange funds, Company-based option contracts, straddles and collars. Transactions in debt that may be convertible into Company common stock would also constitute a transaction in derivative securities prohibited by this Policy.

Accounting Considerations
In the first quarter of our 2006 fiscal year, we adopted Revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (FAS 123(R)). FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance shares, to be recognized in our income statement based on their fair values. Before the adoption of FAS 123(R), we accounted for share-based payments to employees using an intrinsic value method and, therefore, we generally recognized no compensation cost for employee stock options. Based upon the provisions of FAS 123(R), we are required to accrue stock-based compensation expense as it is earned. This change in accounting rules has influenced the Committee to make restricted stock and performance share awards in lieu of option awards. Other factors that have made restricted stock and performance share awards more attractive than option awards include their generally smaller dilutive effect and the performance incentive they provide even in times when our stock price is depressed.
Evaluation of Executive Performance
In evaluating the performance of the individual named executive officers before setting or adjusting compensation, the Committee and the Board of Directors do not rely solely on predetermined formulas. Rather, they focus on those officers’ individual objectives. The Committee evaluates the CEO’s performance in consultation with the Board, and it evaluates the other named executive officers with the input of the CEO.
In 2020, the Committee based its decisions for fiscal 2021 compensation on the assessment of the Company’s fiscal 2020 performance and the named executive officers’ objectives and strategies, as follows:

•
Without question, fiscal 2020 was an unprecedented year for our company, our nation, and the world. The
COVID-19
pandemic presented us with extraordinary challenges we had never before faced in our company’s history. Violence against African-Americans, who make up a majority of our workforce, resulting social and racial unrest, a global recession, significant unemployment in our country, and market disruption in the poultry industry added to the extremely challenging conditions. Nevertheless, our named executive officers did an outstanding job of protecting our people and managing our business through these trying times.

•
Demand for chicken products sold to food service customers was under significant pressure for most of the year because of social distancing restrictions and temporary closures of restaurants and food service establishments and the steep decline in the number of consumers dining outside their homes during the pandemic. On the other hand, demand from our retail grocery store customers surged as consumers prepared more meals at home. Our management team reacted to these conditions quickly, leveraging the flexibility of our operations to increase production for our customers experiencing higher demand and reducing our volume of products sold to customer markets under pressure.

•
Indeed, our operations performed well during fiscal 2020. Despite production cuts we implemented because of the pandemic at our plants servicing food service customers, we had record-high revenues of $3.56 billion and record volumes with 4.81 billion pounds of poultry products sold for the year.

•
We reached full production at our newest processing facility in Tyler, Texas, which processed 60.5 million head of chickens during the year, or about 9.2 percent of the total head we processed in fiscal 2020, and sold approximately 388.0 million pounds of poultry products, or 8.1 percent of our total pounds sold.

•	We benefitted from outstanding operating efficiencies at all of our processing plants, making good progress in meeting our aggressive operational goals for the year.

•	Our sales team did an outstanding job of placing new business during the year, especially in the surging retail grocery store customer market.

•	We made significant progress executing our strategic internal growth plan by evaluating a potential site for a new poultry complex.

•
We paid $31.1 million in dividends to our stockholders and ended the year with a solid balance sheet reflecting little debt, $1.85 billion in assets, stockholders’ equity of $1.42 billion, and net working capital of $354.0 million as of October 31, 2020. Our strong financial position allowed the Board of Directors to approve an increase in our dividend rate to $0.44 per share, for an annual dividend rate of $1.76 per share, and re-authorize
and increase our share repurchase program.

•
For the third year in a row, challenging market conditions prevented us from meeting the minimum criteria for bonuses to be paid under our cash bonus plan. Additionally, conditions caused our fiscal 2019 performance shares not to be earned. Because of our 2020 results, our CEO once again declined to be considered for a salary increase, but he recommended that the President and CFO receive a modest salary increase of 1.25 percent in recognition of their outstanding performance managing the Company during the year. Additionally, the CFO recommended that the Secretary receive a 3.0 percent salary increase to bring his salary closer to that of his peers. The Committee adopted these recommendations.

•	The Committee awarded long-term equity awards to incentivize future performance.

•
The Committee considered our three-year total shareholder return, which approximated the 25th percentile of the peer group for the CEO and CFO positions, and the realizable pay for those positions, which was in the 70th percentile for the CEO position and the 45th percentile for CFO position.

Elements of compensation paid for the 2021 fiscal year are set forth in the Summary Compensation Table, below.
Director Compensation
The Nominating and Governance Committee is charged with recommending all cash and non-cash
compensation of our
non-employee
directors. Willis Towers Watson reviews and reassesses our director pay periodically and makes recommendations to the Nominating and Governance Committee.
Our
non-employee
directors received cash fees for their service on the Board and its committees in fiscal 2021 as set forth below:

Director Cash Fees

	Amount
Annual Stipend	$25,000
Each Board of Directors meeting attended in person	$7,500	1
Each telephonic Board of Directors or Board committee meeting attended	$1,000	2
Each committee meeting attended in person, not in conjunction with a Board meeting	$6,000
Received annually by Audit Committee Chair	$15,000
Received annually by Compensation Committee Chair	$12,500
Received annually by Nominating and Governance Committee Chair	$10,000
Received annually by the Lead Independent Director	$25,000

(1)	During the COVID-19 pandemic, regular Board meetings held virtually were treated as “in-person” meetings.
(2)
We also pay this fee to directors who join telephonic committee meetings by invitation, even though they are not committee members. If a telephonic committee meeting is held in conjunction with a telephonic full Board meeting, only one $1,000 fee is paid for directors who participate in both calls.

The Nominating and Governance Committee also retained Willis Towers Watson to assess whether it was appropriate to pay a $12,000 supplement to our Lead Independent Director and each of our committee chairs in light of their participation in our stockholder engagement program in 2021. Willis Towers Watson determined the proposed amount, which aligned with our fees paid for committee meetings not held in conjunction with a Board meeting, was reasonable. The Board also approved, on Willis Towers Watson’s recommendation, a payment for 2021 of $18,000 to each member of the special DEI committee and an additional payment for the DEI Committee chair of $12,000.
In fiscal 2021, each
non-employee
director received an annual grant of restricted stock having a dollar value of $150,000. The annual grants have staggered one, two or three-year vesting periods, corresponding to the expiration of a director’s three-year term. These awards combined with the cash fees achieve an approximately
60-40 percent
equity and cash pay mix.
The Nominating and Governance Committee recommended and the Board has approved an annual allowance of up to $10,000 per outside director to attend continuing education seminars related to corporate board of directors service and other topics relevant to the Company. The chair of our Nominating and Governance Committee must pre-approve
the particular seminar requested by a director for reimbursement.
We also pay or reimburse directors for reasonable travel and related expenses they incur to attend Board or committee meetings and other Company events in which directors participate, like our annual investor day.
Non-employee
directors may participate in the Management Share Purchase Plan by reducing their director fees by up to 100 percent and instead receiving those amounts in the form of restricted shares of Sanderson Farms common stock. The Company matches 25 percent of the director’s contribution to grant additional restricted shares. Restricted shares held through the plan generally vest on the third anniversary of their acquisition by the director, as long as, with respect to the matching portion, he or she has served on the Board continuously through that date.
Non-employee
directors may also participate in the Company’s medical plan, but they must pay 100 percent of the premium cost with after-tax
dollars.
More information about the actual compensation paid to
non-employee
directors in 2021 is set forth in the Director Compensation table, below.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form
10-K
for fiscal year 2021.

The Compensation Committee:

David Barksdale	Suzanne T. Mestayer
Toni D. Cooley	Sonia Peréz (Vice Chair)
Beverly Wade Hogan	Gail Jones Pittman (Chair)
Phil K. Livingston
2021 CEO Pay Ratio
In accordance with SEC rules, for 2021, we determined the annual total compensation of our median compensated employee and present a comparison of that annual total compensation to the annual total compensation of our Chairman and CEO, Joe F. Sanderson, Jr.

•	The 2021 annual total compensation of Mr. Sanderson was $6,895,511.

•	The 2021 annual total compensation of our median compensated employee was $39,334.

•	Accordingly, the ratio of Mr. Sanderson’s annual total compensation to the annual total compensation of our median compensated employee for 2021 was 175 to 1.
This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of the SEC’s Regulation
S-K.
Determining our Employee Population
To calculate this pay ratio, we began by identifying a median compensated employee for whom 2021 total compensation could be ascertained. We determined a median compensated employee by collecting compensation data for all employees. All of our employees currently reside in the United States. We excluded from this population independent contractors and other individuals classified as non-employees
in their respective jurisdictions based on our employment and payroll tax records. In total, we collected compensation data for approximately 17,713 full-time and part-time employees residing in the United States.
Determining the Median Compensated Employee
To identify our median compensated employee, we used “Total Cash Pay” as our compensation measure, which, for these purposes, equaled the amount of base salary and/or wages, plus any overtime, vacation pay, and cash bonuses. We identified the median compensated employee from our employee population described above as of October 31, 2021, using Total Cash Pay earned and paid from November 1, 2020 through October 31, 2021. We did not annualize Total Cash Pay for any employees and did not make any cost-of-living
adjustments.
Our “median compensated employee” is an individual who earned Total Cash Pay at the midpoint, that is, the point at which half of the employee population other than the CEO earned more Total Cash Pay and half of the employee population earned less Total Cash Pay.

Determining 2021 Annual Total Compensation
We determined 2021 annual total compensation for our median compensated employee by obtaining compensation data for this employee for 2021 consistent with the methodology we use to calculate total compensation for 2021 as it appears in the 2021 Summary Compensation Table. Accordingly, it includes Total Cash Pay earned and paid from November 1, 2020, through October 31, 2021, 401(k) matching contributions, ESOP contributions and term life insurance premiums paid by the Company. In addition, for purposes of calculating the CEO pay ratio, SEC rules permit us to include in annual total compensation any compensation and benefits made available to employees broadly. We elected to include amounts representing medical insurance premiums paid by the Company in determining the 2021 annual total compensation of our median employee.
We determined 2021 annual total compensation for Mr. Sanderson using the amount reported in our 2021 Summary Compensation Table, increased to include medical insurance premiums paid by the Company.
Executive Compensation Tables
The table below includes information about compensation paid to or earned by our named executive officers for our fiscal years ended October 31, 2019, 2020 and 2021.
Summary Compensation Table

Name and Principal Position	Year	Salary ($) 1	Bonus ($) 2	Stock Awards 3 ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation 4 ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joe F. Sanderson, Jr., Chairman of the Board of Directors and Chief Executive Officer	2021	1,518,300	—	2,623,385	—	2,530,551	—	212,893	6,885,129
	2020	1,518,300	—	2,835,740	—	0	—	178,453	4,532,493
	2019	1,518,300	—	2,401,230	—	0	—	228,364	4,147,894
Lampkin Butts, President	2021	761,232	—	735,828	—	1,014,996		81,760	2,593,816
	2020	751,836	—	758,860	—	0	—	91,118	1,601,814
	2019	740,772	—	638,625	—	0	—	62,823	1,442,220
Mike Cockrell, Treasurer, Chief Financial Officer and Chief Legal Officer	2021	652,320	—	575,865	—	761,055	—	89,373	2,078,613
	2020	644,268	—	599,100	—	0	—	52,618	1,295,986
	2019	634,752	—	510,900	—	0	—	71,818	1,217,470
Tim Rigney, Secretary and Controller	2021	349,944	41,993	169,560	—	233,301	—	31,289	826,087
	2020	339,756	—	119,820	—	0	—	16,264	475,840
	2019	334,740	—	94,517	—	0	—	18,353	447,610

(1)
Includes, for Mr. Rigney, $800 for fiscal 2019, $0 for fiscal 2020, and $0 for fiscal 2021, allocated to the Company’s Management Share Purchase Plan, as described in the Grant of Plan-Based Awards table, below.

(2)
Consists of a discretionary bonus paid to Mr. Rigney for work in connection with Company’s entry on August 8, 2021 into a definitive agreement to be acquired by a joint venture between Cargill, Incorporated and Continental Grain Company.

(3)
This column reflects the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. Performance shares are reflected in the table at values based upon the probable outcome of the performance conditions as of the grant date. Because the Company was unable to determine the probable outcome of the performance conditions for the performance shares as of the grant date, the performance shares are reflected in the Summary Compensation Table at no value. The values of performance shares at the grant date, assuming the highest level of performance conditions is achieved, are as follows:

Name	Year	Grant Date Value of Performance Shares Assuming Maximum Performance
Mr. Sanderson	2021	$5,246,770
	2020	$5,671,480
	2019	$4,802,460
Mr. Butts	2021	$1,471,655
	2020	$1,517,720
	2019	$1,277,250
Mr. Cockrell	2021	$1,151,730
	2020	$1,198,200
	2019	$1,021,800
Mr. Rigney	2021	$339,121
	2020	$239,640
	2019	$189,034

(4)	Consists of amounts earned under the annual Bonus Award Program.
The amounts included in the table above under “All Other Compensation” consist of the following:
All Other Compensation

Name	Year	Matching Charitable Contributions ($)	Dividends Paid on Restricted Stock ($)	401(k) Matching Contribution ($)	ESOP Contribution ($)	Term Life Insurance Premium ($)	Perquisites 1 ($)	Accidental Death Premium ($)
Mr. Sanderson	2021	7,500	138,160	11,400	12,105	136	43,581	11
	2020	5,000	117,600	11,200	0	136	44,506	11
	2019	5,000	123,200	11,000	1,953	148	87,054	9
Mr. Butts	2021	5,000	36,960	11,400	12,105	183	16,097	15
	2020	6,000	30,800	11,200	0	183	42,920	15
	2019	6,000	32,000	11,000	1,953	183	11,675	12
Mr. Cockrell	2021	0	29,480	11,400	12,105	272	36,093	23
	2020	2,500	24,850	11,200	0	272	13,774	22
	2019	2,500	25,920	11,000	1,953	272	30,155	18
Mr. Rigney	2021	0	6,489	11,400	12,105	272	1,000	23
	2020	0	4,770	11,200	0	272	0	22
	2019	0	5,110	11,000	1,953	272	0	18

(1)
The amounts for Mr. Sanderson include the aggregate incremental cost to the Company of his personal use, or use by his immediate family, of Company and charter aircraft of $84,099 of such costs for fiscal 2019, $44,410 for fiscal 2020, and $43,581 for fiscal 2021. The amounts shown for Mr. Butts include $9,859 of such costs for fiscal 2019, $41,036 for fiscal 2020, and $14,212 for fiscal 2021. The amounts shown for Mr. Cockrell include $29,930 of such costs for fiscal 2019, $13,774 for fiscal 2020, and $34,187 for fiscal 2021. These amounts were calculated by taking into account the direct variable operating cost of a personal trip on an hourly basis, including all costs that may vary by the hours flown, but excluding fixed costs incurred for the overall ownership and staffing of the aircraft. Variable costs include fuel and oil; travel, lodging and other expenses for the crew; the prorated amount of repairs and maintenance; catering; landing fees and permits; insurance required for a particular flight; crew overtime; telecommunication expenses; and the amount of any disallowed tax deductions associated with the personal use.

The amounts shown in this column also include the value of other travel expenses incurred by the immediate family of Messrs. Sanderson, Butts and Cockrell while accompanying them on Company business of $2,955, $1,816 and $225, respectively, for fiscal 2019, $97, $1,884 and $0, respectively, for fiscal 2020, and $0, $885 and $906, respectively, for fiscal 2021. Finally, the amounts in this column also include a $1,000 vaccine incentive bonus paid to Messrs. Butts, Cockrell and Rigney in fiscal 2021. Although Mr. Sanderson was entitled to receive the vaccine bonus, he declined it.

Grants of Plan-Based Awards
Fiscal Year 2021

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards 1			Estimated Future Payouts Under Equity Incentive Plan Awards 2			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards 3 ($)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joe F. Sanderson, Jr., Chairman of the Board of Directors and Chief Executive Officer	11/01/20	10/21/20	582,014	1,771,351	3,036,600	10,250	20,500	41,000	20,500			2,623,385
Lampkin Butts, President	11/01/20	10/21/20	233,444	710,483	1,217,971	2,875	5,750	11,500	5,750			735,828
Mike Cockrell, Treasurer and Chief Financial Officer	11/01/20	10/21/20	175,039	532,728	913,248	2,250	4,500	9,000	4,500			575,865
Tim Rigney, Secretary	11/01/20	10/21/20	53,658	163,307	279,955	663	1,325	2,650	1,325			169,560

(1)
The estimated payments shown reflect the minimum,
mid-point
and maximum amounts that could have been earned under our fiscal 2021 Bonus Award Program. Actual bonus awards earned are shown in the Summary Compensation Table, above. For a discussion of how bonus awards are determined, see Compensation Discussion and Analysis section, above.

(2)
The estimated payouts shown reflect the number of shares of stock that potentially could be paid out for performance shares granted in fiscal 2021 under our Stock Incentive Plan upon the achievement of specified performance criteria at the end of the performance period.

(3)
Reflects the grant date fair value of each equity award computed under FAS 123R and FASB ASC Topic 718. Grant date values for performance shares are based on probable outcome of the performance conditions as of the grant date. Because the Company was unable to determine the probable outcome of the performance conditions for the performance shares as of the grant date, the performance shares are reflected in the Grants of Plan-Based Awards Table at no value.

Discussion of Summary Compensation and Grants of Plan-Based Awards Table
Performance share awards granted for the 2021 fiscal year are subject to a two-year
performance period and an additional
one-year
vesting period during which the recipient must remain continuously employed by us. The number of shares actually issued depends upon our achieving certain prescribed levels of return on equity and return on sales, as described above in the Compensation Discussion and Analysis section.
Shares of restricted stock granted under our restricted stock program vest generally on the fourth anniversary of the award, as long as the holder remains continuously employed by us during the restricted period. Restricted stock granted for fiscal 2021 vests on November 1, 2024.
Shares of restricted stock granted as matching contributions under our Management Share Purchase Plan are subject to a three-year vesting period starting on the date they are acquired by the participant. The participant must remain continuously employed by us during the vesting period.
During our 2021 fiscal year, the employment of our CEO, the President and the CFO were governed by employment agreements that were amended on August 8, 2021. The term of each agreement began on November 1, 2015, and ends when the officer’s employment terminates under the provisions of the employment agreement. Each agreement provides for the officer’s fiscal 2016 salary and bonus to be paid in accordance with the levels and bonus program that we disclosed in our current report on Form
8-K
filed on October 27, 2015. The officers’ compensation is reassessed annually.
The amended agreements provide for a lump sum severance payment to be paid to the officers if:

•	before a change in control of our Company, the officers are terminated without cause, except in the case of poor performance;

•	at or after a change in control, the officers are terminated without cause; or

•	the officers resign for good reason.
“Cause” means, among other things, conviction of certain felonies, willful misconduct by the officer, failure or refusal by the officer to comply with our policies or a material breach by the officer of the employment agreement. “Good reason” means, among other things, a material breach of the agreement by us, a reduction of the officer’s base salary or bonus that is not part of a reduction program affecting all senior executives generally, the relocation of the officer’s principal place of employment by more than 40 miles, or after a change in control, the alteration of the officer’s position that results in a material diminution of his position.
The amount of the severance payments will be (i) in the case of Mr. Sanderson, three times, and in the case of Messrs. Butts and Cockrell, two times, the following amounts:

•	the officer’s annual base salary in effect for 2021, plus

•	fifty percent of the officer’s maximum opportunity under the Company’s bonus program in effect for 2021, plus (ii) a portion of fifty percent of the officer’s 2021 maximum bonus opportunity, prorated according to the number of days in the fiscal year that have elapsed through his termination date.
In addition, the agreements provide, in the case of the officer’s death, for the continuation of his annual salary payments for one year from the date of his death. The agreements for Messrs. Butts and Cockrell also designate them as participants in our Supplemental Disability Plan.
The agreements prohibit the officers from disclosing confidential information about us during and after their employment, subject to certain exceptions, and prohibit the officers from engaging in certain competitive activity during their employment and for two years after the termination of their employment for any reason other than poor performance.

See the “Potential Payments Upon Termination or
Change-in-Control”
section, below, for a discussion of the impact of a change in control of our Company and certain other events, including competitive activity, on an officer’s unearned performance shares or restricted stock.
Dividends are paid at rates applicable to all our stockholders on performance shares once they are paid out. Dividends (at normal rates) are paid on shares of restricted stock as soon as the shares are issued to the officer.
Amounts earned for fiscal 2021 under our Bonus Award Program were determined by reference to our earnings per share and operational performance versus our peers as described in the Compensation Discussion and Analysis section, above. Unless severance is payable under the provisions of the employment agreements described above, a participant must have been employed in a designated position at Sanderson Farms for nine months before the end of the fiscal year, and must have been employed on October 31 of the applicable fiscal year, to receive a bonus. However, if a Bonus Award Program participant dies, becomes disabled or retires before the end of the fiscal year, and if the participant had been employed at Sanderson Farms in a designated position for at least nine months, he or she will still receive a bonus award for the fiscal year (assuming the performance criteria are met). See the “Potential Payments Upon Termination or
Change-in-Control”
section, below, for a discussion of the impact of certain events on a participant’s annual bonus award.
For fiscal 2021, salary accounted for the following percentages of each officer’s total compensation:

Name	Salary as a Percentage of Total Compensation
Mr. Sanderson	22%
Mr. Butts	29%
Mr. Cockrell	31%
Mr. Rigney	42%

Outstanding Equity Awards at Fiscal 2021 Year End

		Option Awards					Stock Awards 2, 3
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joe F. Sanderson, Jr.,	11/01/17						16,750		3,173,288
Chairman of the	11/01/18						23,500		4,452,075
Board of Directors and	11/01/19						17,750		3,362,738	19,832	3,757,172
Chief Executive Officer	11/01/20						20,500		3,883,725	41,000	7,767,450
Lampkin Butts,	11/01/17						4,250		805,163
President	11/01/18						6,250		1,184,063
	11/01/19						4,750		899,888	5,308	1,005,601
	11/01/20						5,750		1,089,338	11,500	2,178,675
Mike Cockrell,	11/01/17						3,500		663,075
Treasurer and Chief	11/01/18						5,000		947,250
Financial Officer	11/01/19						3,750		710,438	4,191	793,985
	11/01/20						4,500		852,525	9,000	1,705,050
Tim Rigney,	11/01/17						650		123,143
Secretary and	11/01/18						925		175,241
Controller	11/01/19						750		142,088	839	158,949
	11/01/20						1,325		251,021	2,650	502,043
	Various						3	1	568

(1)
Consists of restricted stock granted pursuant to the matching contribution provisions of our Management Share Purchase Plan. In addition to the amounts shown, Mr. Rigney owns 12 restricted shares that he purchased under the Management Share Purchase Plan with forgone salary valued at $2,273 as of October 31, 2021.

(2)	Restricted stock (except for shares held in the Management Share Purchase Plan) vests in a lump sum in accordance with the schedule below.

Grant Date	Vesting Date
11/01/2017	11/01/2021
11/01/2018	11/01/2022
11/01/2019	11/01/2023
11/01/2020	11/01/2024
Grants of restricted stock usually vest on the fourth anniversary of the award, as long as the holder remains continuously employed by us during the restricted period.
The performance periods for performance shares end on the dates shown below.

Grant Date	Performance Period Ends*
11/01/2019	10/31/2021
11/01/2020	10/31/2022
*These shares are subject to an additional
one-year
vesting period after the expiration of the performance period before they are issued.
The performance shares granted on November 1, 2019 are shown in the table at the level corresponding to actual performance, pending a formal determination by the Committee. In accordance with Instruction 3 to Item 402(f)(2) of SEC Regulation
S-K,
the performance shares granted on November 1, 2020, are shown in the table at the maximum level for both the ROE criteria and the ROS criteria, based on our actual performance in fiscal 2021, the first year of the performance period.

(3)	Values of equity awards are based on our closing stock price on the NASDAQ Stock Market of $189.45 per share on October 29, 2021 (the last trading day of our fiscal year).
Restricted shares held in the Management Share Purchase Plan are purchased by the participant on the last business day of each calendar quarter with forgone salary. A participant may also elect to reduce his or her bonus by a certain percentage and instead receive that amount in restricted shares purchased through the plan on the bonus payment date. We match 25 percent of the participant’s contribution in additional restricted shares that we issue simultaneously with the purchased shares. Each share of restricted stock held in the plan vests fully on the third anniversary of its acquisition by the participant, subject to certain exceptions that are described below under “Potential Payments Upon Termination or
Change-in-Control.”
Option Exercises and Stock Vested
Fiscal Year 2021

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) 1
Joe F. Sanderson, Jr., Chairman of the Board of Directors and Chief Executive Officer			26,000	3,327,220

Lampkin Butts, President			6,750	863,798
Mike Cockrell, Treasurer and Chief Financial Officer			5,500	703,835
Tim Rigney, Secretary and Controller			1,000	127,970

(1)	Values are based on the closing price of our common stock on the NASDAQ Stock Market on the vesting dates.
Potential Payments Upon Termination or
Change-in-Control
We have employment agreements (amended on August 8, 2021) with the CEO, President and CFO as described above. We have no other employment agreements with any other employees of our Company. However, our annual cash bonus and Stock Incentive Plan awards provide for accelerated payments in the circumstances described below, and we have company policies that provide for severance payments for all our salaried employees generally. Except as described below, the named executive officers receive no payments upon the termination of their employment or a change in control of Sanderson Farms that are not received by all salaried employees generally.
Employment Agreements
The term of each agreement began on November 1, 2015, and ends when the officer’s employment terminates under the provisions of the employment agreement. Each agreement provides for the officer’s fiscal 2016 salary and bonus to be paid in accordance with the levels and bonus program that we disclosed in our current report on Form
8-K
filed on October 27, 2015. The officers’ compensation is reassessed annually.

The agreements provide for a lump sum severance payment to be paid to the officers as soon as practicable following a qualifying termination if:

•	before a change in control of our company, the officers are terminated without cause, except in the case of poor performance;

•	at or after a change in control, the officers are terminated without cause; or

•	the officers resign for good reason.
“Cause” means, among other things, conviction of certain felonies, willful misconduct by the officer, failure or refusal by the officer to comply with our policies, or a material breach by the officer of the employment agreement. “Good reason” means, among other things, a material breach of the agreement by us, a reduction of the officer’s base salary or bonus that is not part of a reduction program affecting all senior executives generally, the relocation of the officer’s principal place of employment by more than 40 miles, or after a change in control, the alteration of the officer’s position that results in a material diminution of his position.
The amount of the severance payments will be (i) in the case of Mr. Sanderson, three times, and in the case of Messrs. Butts and Cockrell, two times, the following amounts:

•	the officer’s annual base salary in effect for 2021, plus

•	fifty percent of the officer’s maximum bonus opportunity under the Company’s bonus program in effect for 2021, plus (ii) a portion of fifty percent of the officer’s 2021 maximum bonus opportunity, prorated according to the number of days in the fiscal year that have elapsed through his termination date.
If any severance payments are due, the officer is also entitled to the continuation of medical benefits that the officer would otherwise be eligible to receive as an active employee of the Company for 24 months or, if earlier, until such time as the officer becomes eligible for substantially similar benefits from a subsequent employer.
In addition, the agreements provide, in the case of the officer’s death, for the continuation of his annual salary payments for one year from the date of his death according to the Company’s regular payroll schedule.
The agreements prohibit the officers from disclosing confidential information about us during and after their employment, subject to certain exceptions, prohibit the officers from engaging in certain competitive activity with us during their employment and for two years after the termination of their employment for any reason other than poor performance and contain a mutual non-disparagement
clause. The officers are also prohibited from soliciting the Company’s customers and employees during their employment and for the two years after the termination of their employment for any reason.
If the officers breach the foregoing provisions, the agreements provide that they must return any portion of the severance payments we have already paid them and their entitlement to continued medical benefits ceases. We are also entitled to pursue other equitable and legal remedies such as restraining orders or damages. The severance payments are conditioned upon the officer signing (and not revoking) a release of claims in favor of Sanderson Farms and complying with applicable restrictive covenants.
Annual Cash Bonus Awards
An employee must be employed with the Company through October 31 to earn any bonus that may be payable under the Bonus Award Program for that fiscal year. However, if a Bonus Award Program participant dies, becomes disabled or retires before that time, and if the participant had been employed in a designated position at Sanderson Farms for at least nine months, he or she will still receive a cash bonus award for the fiscal year (assuming the performance criteria are met). The participant’s base salary during the portion of the fiscal year in which he or she was employed in the designated position is used to calculate the amount of the bonus award.

Restricted Stock
If a change in control of our Company occurs, or if a holder dies or becomes disabled, before the end of the restricted period, all shares of restricted stock become fully vested. If a holder ends employment after attaining retirement eligibility during the restricted period, a pro rata percentage of the shares will immediately vest based on the number of years of the restricted period that have passed before retirement, and the unvested portion is forfeited.
Shares Held in the Management Stock Purchase Plan
If an employee dies, becomes disabled or terminates employment after attaining eligibility for retirement, or if there is a change in control of Sanderson Farms, in each case before the end of the restricted period, all unvested shares of restricted stock held through the plan become fully vested. If an employee’s employment terminates for any other reason, then any unvested shares we granted to the employee through matching contributions are forfeited and dividends paid on those shares must be returned, and we have the right to repurchase all shares that the employee purchased through the plan with salary or bonus at the price the employee paid for them, less the amount of dividends paid. If we do not exercise that right, the purchased shares will vest on the third anniversary of their acquisition.
Performance Shares
If a holder of unpaid performance shares dies, becomes disabled or terminates employment after attaining eligibility for retirement, or if there is a change in control of Sanderson Farms, the holder is entitled to receive a pro rata portion of the number of performance shares he would have been entitled to in proportion to the number of months he was employed during the performance period, assuming the performance criteria are met.
Anti-Competition Provisions
If the Board of Directors determines that a holder of restricted stock or performance shares has engaged in certain competitive activity against us while employed by us or during the two years after the holder’s voluntary termination or termination by us for cause, then he or she forfeits all unvested shares of restricted stock and all unissued performance shares. If restricted shares have already vested or performance shares have been issued, the holder must repay us the fair market value of the shares on their grant or issue date, respectively. In the case of the Management Share Purchase Plan, unvested shares of matching stock are forfeited and dividends paid on those shares must be returned, and we have the right to repurchase all shares that the employee purchased through the plan with salary or bonus at the price the employee paid for them, less the amount of dividends paid. If Company matching shares have already vested, the holder must repay us the fair market value of the shares on the date they were issued and any dividends paid.
Company Severance Policy
We pay severance to all our salaried employees generally upon their termination of employment, except in cases of retirement, death, disability or termination for cause. We pay up to two weeks of severance to employees who resign after at least one year of service. If an employee is dismissed without cause, we pay two weeks of severance, plus one additional week for every year of the employee’s service, up to three months.

Change in Control Severance Plan
On August 8, 2021, in connection with the Merger Agreement described below, we adopted a severance plan that will take effect upon a change of control of the Company. Under the plan, each of our regular, full-time salaried employees as of the date immediately preceding a change in control (other than employees who are covered by another plan or agreement providing severance benefits in connection with a change of control, such as Messrs. Sanderson, Butts and Cockrell) will be entitled to a lump sum payment upon a qualifying termination of employment, with the payment based on the employee’s years of service with us. A qualifying termination means a termination that occurs upon a change in control or during the nine months following the change in control, in each case by us without “cause” or by the employee for “good reason.” The lump sum payment will consist of two weeks of salary for each completed and partial year of service with us, with a minimum of 13 weeks and a maximum of 52 weeks. An employee must sign and not revoke a release of claims in favor of us in order to be entitled to receive the severance payment. Under its terms, the plan does not apply to salaried employees who are part-time, temporary or seasonal, but we have no such employees as of the date of this Form
10-K/A.
Compensation Payable under Merger Agreement
On August 8, 2021, we agreed to be acquired by a joint venture between Cargill, Inc. and Continental Grain Company pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Walnut Sycamore Holdings LLC, a Delaware limited liability company (“Parent”), Sycamore Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of certain provisions specified therein, Wayne Farms LLC, a Delaware limited liability company, pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. At the effective time of the Merger, each share of our common stock outstanding immediately before the effective time (other than certain excluded shares) will automatically be cancelled and converted into the right to receive $203.00 per share in cash, without interest (the “Merger Consideration”).
The Merger Agreement provides that if the Merger is completed, the named executive officers will be entitled to certain payments that differ from the payments they would have ordinarily received as described above, as follows:

•
Company Restricted Shares
.
Each share of our restricted stock that is outstanding immediately prior to the effective time of the Merger (other than any such shares of restricted stock granted to employees on or following August 8, 2021) will be fully vested and converted into the right to receive an amount in cash equal to the Merger Consideration, which will be paid no later than the fifth business day following the effective time.

•
Company Performance Share Awards for Individuals Other Than Messrs. Sanderson, Butts and Cockrell
.
For each performance share award that is outstanding immediately prior to the effective time (including those held by Mr. Rigney):

•
each share of our common stock covered by the award that is earned based on actual performance through October 31, 2021 (prorated according to the number of days elapsed during the applicable performance period as of the effective time) will be converted into the right to receive the Merger Consideration, which will be paid within five business days following the effective time, and

•
the excess of the maximum number of shares of our common stock covered by the award over the earned shares covered by the award that is earned based on actual performance through October 31, 2021 (prorated according to the number of days elapsed during the applicable performance period as of the effective time) will convert into an unvested cash award that will vest on the first anniversary of the closing date or upon an earlier qualifying termination of employment and be paid within five business days following the vesting date (but no later than the first anniversary of the closing date of the Merger), subject to continued employment through such vesting date.

•
Company Performance Share Awards for Messrs. Sanderson, Butts and Cockrell
.
At the effective time of the Merger, each outstanding performance share award held by each of Messrs. Sanderson, Butts and Cockrell will vest and be earned at the maximum level of performance, meaning 200% of the target number of shares covered by the awards (such maximum number of shares is equal to 76,500, 21,000 and 16,500, respectively), and each earned share will be converted into a right to receive an amount in cash equal to the Merger Consideration, which amount will be payable no later than the fifth business day following the effective time.

•
Fiscal Year 2022 Cash Bonuses
.
If the effective time of the Merger occurs on or after November 1, 2021, Sanderson Farms employees employed as of the effective time shall receive fiscal year 2022 bonuses calculated at the target performance level and pro-rated
for the portion of the fiscal year that has elapsed through the later of the effective time and April 1, 2022.

•
Transaction Bonus
.
Mr. Rigney is eligible to receive a cash transaction bonus conditioned upon the successful completion of the Merger. The aggregate amount of Mr. Rigney’s bonus is equal to $174,972. Fifty percent of the bonus will vest and be payable immediately before the effective time, and the remaining 50% will vest and be payable upon the one-year
anniversary of the effective time, in each case, subject to Mr. Rigney’s continued employment through the applicable vesting date; provided that, in the event Mr. Rigney experiences a qualifying termination prior to the first-year anniversary of the effective time, the unvested portion of the transaction bonus will vest and become payable upon the date of such qualifying termination.

Potential Payments Tables
The following tables show the payments that the named executive officers would be entitled to in the event of (a) a change in control of Sanderson Farms other than the Merger, (b) the completion of the Merger, (c) termination without cause or for good reason, (d) retirement, (e) disability and (f) death, in each case assuming such event occurred on October 29, 2021, the last business day of our 2021 fiscal year, in accordance with Item 402(j) of Regulation
S-K.
The values in the tables are based on the closing market price of our common stock on October 29, 2021, except that payments upon completion of the Merger have been calculated based on the Merger Consideration of $203 per share. The amounts shown do not include payments that would be payable to all salaried employees generally such as pursuant to our severance policy or our change in control severance plan. We have not included in any table any amount for our fiscal 2019 performance shares because the minimum performance criteria for those shares were not met.
In all tables other than the table entitled “Potential Payments—Change in Control under the Merger Agreement,” we based the values of our fiscal 2020 performance shares on the level corresponding to actual company performance during the performance period, pending a formal determination by the Committee. For our fiscal 2021 performance shares, we based the values on management’s view as of the date of this Form
10-K/A
that it is probable that we will achieve between the minimum and target levels of ROE and between the target and maximum levels for ROS for the grant.
In the table entitled “Potential Payments—Change in Control Under Merger Agreement,” we have calculated the values of our fiscal 2020 and 2021 performance shares as provided under the terms of the Merger Agreement.

Potential Payments—Change in Control

Name	Value of Fully Vested Restricted Stock	Value of Earned Performance Shares	Total
Mr. Sanderson	$14,871,825	5,445,551	20,317,376
Mr. Butts	$3,978,450	1,481,310	5,459,760
Mr. Cockrell	$3,173,288	1,165,875	4,339,163
Mr. Rigney	$694,334	271,671	966,005
Potential Payments—Change in Control Under Merger Agreement

Name	Value of Fully Vested Restricted Stock	Value of Earned Performance Shares 1	Transaction Bonus 2	Total
Mr. Sanderson	$15,935,500	15,529,500	0	31,465,000
Mr. Butts	$4,263,000	4,263,000	0	8,526,000
Mr. Cockrell	$3,400,250	3,349,500	0	6,749,750
Mr. Rigney	$743,995	437,871	87,486	1,269,352

(1)
Mr. Rigney would be entitled to receive an additional $404,579 not reflected in the table above upon the first anniversary of the closing date of the Merger or upon an earlier qualifying termination of employment, subject to continued employment through such date.

(2)
Mr. Rigney would be entitled to receive an additional $87,486 not reflected in the table above upon the first anniversary of the closing date of the Merger or upon an earlier qualifying termination of employment, subject to continued employment through such date.

Potential Payments—Termination Without Cause
1
or for Good Reason

Name	Severance Payment	Continuation of Medical Benefits	Total
Mr. Sanderson	$10,628,100	20,764	10,648,864
Mr. Butts	$3,349,421	20,764	3,370,185
Mr. Cockrell	$2,674,512	20,764	2,695,276
Mr. Rigney	$0	0	0

(1)	Prior to a change in control, severance is not payable in the case of termination for poor performance.
(2)
Consists of (i) for Mr. Sanderson, three times, and for Messrs. Butts and Cockrell, two times, his fiscal 2021 base salary plus 50 percent of the maximum bonus he could have earned for fiscal 2021, plus (ii) a pro rata portion of 50 percent of the officer’s maximum 2021 bonus opportunity.

(3)	Consists of 24 months of continued medical benefits assuming the officer does not earlier receive similar benefits from a subsequent employer. Benefits would be paid monthly.

Potential Payments—Retirement

Name	Value of Fully Vested Restricted Stock	Value of Earned Performance Shares	Bonus Awards Payment	Total
Mr. Sanderson	$5,446,688	5,445,551	2,530,551	13,422,790
Mr. Butts	$1,420,875	1,481,310	1,014,996	3,917,181
Mr. Cockrell	$1,148,541	1,165,875	761,055	3,075,471
Mr. Rigney	$215,499	271,671	233,301	720,472
Potential Payments—Disability

Name	Value of Fully Vested Restricted Stock	Value of Earned Performance Shares	Bonus Award Payment	Supplemental Long Term Disability 1	Total
Mr. Sanderson	$14,871,825	5,445,551	2,530,551	1,012,200	23,860,127
Mr. Butts	$3,978,450	1,481,310	1,014,996	507,488	6,982,244
Mr. Cockrell	$3,173,288	1,165,875	761,055	2,138,160	7,238,378
Mr. Rigney	$694,334	271,671	233,301	0	1,199,306

(1)
Due to their respective ages, Messrs. Sanderson, Butts and Cockrell are entitled to a monthly long term disability benefit equal to 66 2/3 percent of their salary beginning one year from the date of disability until the earlier of the date they have received five years of payments or their 70th birthday. In each case the benefit is paid for at least 12 months. The amount shown in the table represents the total amount payable under this benefit assuming payments begin on October 31, 2022.

Potential Payments—Death

Name	Continuation of Salary 1	Value of Fully Vested Restricted Stock	Value of Earned Performance Shares	Bonus Awards Payment	Total
Mr. Sanderson	$1,518,300	14,871,825	5,445,551	2,530,551	24,366,227
Mr. Butts	$761,232	3,978,450	1,481,310	1,014,996	7,235,988
Mr. Cockrell	$652,320	3,173,288	1,165,875	761,055	5,752,538
Mr. Rigney	$0	694,334	271,671	233,301	1,199,306

(1)	This total amount would be paid in equal monthly installments over the course of the year following the date of death.

The tables below include information about compensation paid to or earned by our non-employee
directors for our fiscal year ended October 31, 2021.
Director Compensation—Fiscal Year 2021

Name	Fees Earned or Paid in Cash 1 ($)	Stock Awards 2 ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John H. Baker, III 4	24,333	5,817	0	0	0	2,627	32,777
Fred Banks, Jr.	89,500	172,341	0	0	0	12,875	247,716
David Barksdale	107,500	163,378	0	0	0	5,458	276,336
John Bierbusse	102,500	153,703	0	0	0	3,630	259,833
Toni D. Cooley	107,500	172,333	0	0	0	13,914	293,747
Beverly Wade Hogan	121,500	153,671	0	0	0	6,465	281,636
Edith Kelly-Green	109,500	152,187	0	0	0	6,157	267,844
Phil K. Livingston	127,500	154,787	0	0	0	6,819	289,106
Suzanne T. Mestayer	115,500	156,216	0	0	0	7,209	278,925
Sonia Pérez	108,500	161,229	0	0	0	6,995	276,724
Gail Jones Pittman	114,000	152,187	0	0	0	6,937	273,124

(1)
Includes fees foregone at the election of the director for the purchase of shares through our Management Share Purchase Plan, in the amounts reflected in the table in footnote 2 below, under the column “Grant Date Fair Value of Shares Purchased.”

(2)
Reflects the aggregate grant date fair value of awards made in fiscal 2021 under FASB ASC Topic 718. Includes 976 restricted shares issued to each director in fiscal 2021, which had a grant date fair value for each grantee of $153.65 per share. Also includes shares granted pursuant to the matching contribution provisions of the Management Share Purchase Plan. Acquisitions by
non-employee
directors under the Management Share Purchase Plan in fiscal 2021 were as follows:

Name	Shares Purchased in Fiscal 2021 (#)	Shares Acquired in Company Match in Fiscal 2021 (#)	Total Shares Acquired in Fiscal 2021 (#)	Grant Date Fair Value of Shares Purchased ($)	Grant Date Fair Value of Company Match ($)
Mr. Baker	176	44	220	23,267	5,817
Mr. Banks	561	139	700	90,425	22,379
Mr. Barksdale	336	83	419	54,296	13,416
Mr. Bierbusse	98	23	121	15,948	3,741
Ms. Cooley	562	139	701	90,444	22,371
Ms. Hogan	96	23	119	15,532	3,709
Ms. Kelly-Green	61	14	75	9,807	2,225
Mr. Livingston	128	30	158	20,654	4,825
Ms. Mestayer	162	39	201	26,111	6,254
Ms. Pérez	284	70	354	45,758	11,267
Ms. Pittman	63	14	77	10,183	2,225

(3)
Consists of matching gifts made by the Company under its Matching Gift Program, pursuant to which the Company will match gifts up to $2,500 annually per donee made by directors (and employees) to qualifying colleges and universities, and dividends on restricted stock grants.

(4)	Mr. Baker retired from the Board on February 18, 2021.
The following table shows as of October 31, 2021 the aggregate number of unvested stock awards outstanding for each non-employee
director who was in office on that date, including shares purchased or granted as matching contributions under the Management Share Purchase Plan:

Name	Stock Awards Outstanding at Fiscal Year End
Mr. Banks	5,999
Mr. Barksdale	3,486
Mr. Bierbusse	1,407
Ms. Cooley	5,358
Ms. Hogan	2,484
Ms. Kelly-Green	1,760
Mr. Livingston	2,664
Ms. Mestayer	1,951
Ms. Pérez	2,915
Ms. Pittman	3,604
For a description of cash fees paid to
non-employee
directors, see the Compensation Discussion and Analysis section, above.
All restricted stock held by
non-employee
directors will fully vest in the event of a change in control of our Company. Additionally, all restricted stock held by non-employee
directors will become fully vested if the director dies, becomes disabled, or, for shares held in the Management Share Purchase Plan, if the director retires at the completion of his term of service.

Compensation and Risk Management
In 2010, the Compensation Committee engaged Willis Towers Watson to formally assess the level of risk arising from our compensation policies and practices. The Committee believes that Willis Towers Watson was best equipped to perform this assessment because of the depth of its understanding and experience with the current executive compensation landscape for public companies.
Willis Towers Watson reviewed our annual Bonus Award Program and Stock Incentive Plan and the following five factors related to our compensation process and design:

•	The extent of oversight of our pay plans by top management and the Compensation Committee.

•	Whether the roles of management and the Committee in overseeing the alignment of our pay plans with our business goals and risk tolerance are reasonable and clearly defined.

•	The extent of the balance in our plans between fixed and variable pay, cash and equity, short and long-term incentives, and overall company versus individual performance goals.

•
The presence of “red flags” in our plan design, such as steep incentive curves, unreasonable goals or thresholds, uncapped payouts, awards based solely on formulas, misalignment in the timing of payouts or undue focus on any one element of pay mix; compared with risk-mitigating features, such as exercise of the Committee’s discretion, clawback policies, and stock ownership requirements.

•	Whether performance criteria reflect appropriate risk and the use of capital, quality and sustainability of results and employee influence on meeting performance goals.
Based on this framework, Willis Towers Watson concluded that our pay plans represent a low level of risk to our Company. In particular, they noted the following:

•	They consider that the Bonus Award Program has appropriate performance metrics and reasonable levels of potential payouts..

•	Awards under the bonus plan are not paid out until our independent audit is complete, thus providing a safeguard from manipulation.

•
The balance in our long-term incentive plan between performance-based pay and time-based restricted stock mitigates the potential for undue risk-taking, and the use of earnings per share and return on equity metrics focus the plan on profitable growth and efficient use of capital.

•	Our stock ownership guidelines are also a risk-mitigating factor.

•	Change in control benefits for our three senior officers assist with executive retention and mitigate the risk of a conflict of interest in the context of a potential acquisition of our Company.

•	The Board and the Committee regularly review and address our financial performance.
Based on Willis Towers Watson’s assessment and the Committee’s independent analysis, and their respective annual re-assessments
of our compensation programs and structure, the Committee has concluded that there are no risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on us. In reaching this conclusion, the Committee has also considered the fact that our business is primarily driven by the performance of the commodities markets, specifically the markets for fresh chicken, corn and soybean meal. These markets are external to our business and therefore the Committee does not believe that our performance-based compensation promotes excessive or inappropriate risk-taking by our management.
In addition, in 2010 the Board adopted a policy under which it has the discretion to, among other things, recoup the compensation of our senior management if we have a financial restatement or if the manager in question has engaged in misconduct adversely affecting the Company. This should further help to mitigate any risk associated with our compensation programs.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information as of February 22, 2022 concerning:

•	the only stockholders known by us to own beneficially more than 5 percent of our outstanding common stock, which is our only class of voting securities outstanding,

•	the beneficial ownership of common stock of our directors and named executive officers, and

•	the beneficial ownership of common stock by all of our directors and executive officers as a group.
On February 22, 2022 there were 22,323,097 shares of our common stock outstanding.
Unless otherwise indicated, the address of each person named in the table is P.O. Box 988, Laurel, Mississippi 39441.

Beneficial Owner(s)	Amount Beneficially Owned 1	Percent of Class
5% Shareholders:
BlackRock, Inc. 2	2,261,338	10.13%
The Vanguard Group3	2,060,245	9.23%
Nuance Investments, LLC 4	1,369,720	6.14%
Directors and Named Executive Officers: 5
Joe F. Sanderson, Jr. 6	768,399	3.44%
Lampkin Butts	102,338	*
Mike Cockrell	85,232	*
Tim Rigney	15,568	*
Fred Banks, Jr.	26,801	*
David Barksdale	4,803	*
John Bierbusse	8,539	*
Toni D. Cooley	22,589	*
Beverly Wade Hogan	17,861	*
Edith Kelly-Green	3,296	*
Phil K. Livingston 7	10,569	*
Suzanne T. Mestayer	4,406	*
Sonia Pérez	2,972	*
Gail Jones Pittman	17,884	*
All directors and executive officers as a group (14 persons)	1,091,257	4.89%

*	Less than 1 percent
(1)	The shares are owned of record by the beneficial owners shown with sole voting and investment power, except as set forth in the following notes.

(2)
Based on information reported in a Schedule 13G dated February 8, 2022 filed by BlackRock, Inc., 55 East 52nd Street, New York, NY 10055. The report does not specify who has sole or shared voting or investment power over the shares.

(3)
Based on information reported in Amendment No. 11 to Schedule 13G dated February 9, 2022 filed by The Vanguard Group, Inc., 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Schedule 13G states that The Vanguard Group has the sole power to vote or direct the vote of 0 shares, shared power to vote or direct the vote of 35,572 shares, sole power to dispose or direct the disposition of 2,006,808 shares, and shared power to dispose or direct the disposition of 53,437 shares.

(4)
Based on information reported in Amendment No. 2 to Schedule 13G dated February 10, 2022 filed by Nuance Investments, LLC, 4900 Main Street, Suite 220, Kansas City, MO 64112. The report states that Nuance Investments, LLC has sole voting and investment power over all the shares.

(5)
Includes: (a) shares of common stock allocated to the Employee Stock Ownership Plan (ESOP) account of the director or officer in the amounts shown in the table below, with respect to which the individual shares voting and investment power with the ESOP trustee; (b) unvested shares of restricted stock held by the director or officer in the amount shown in the table below, issued pursuant to the Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended, including the Management Share Purchase Plan (see “Compensation Discussion and Analysis” for a discussion of these shares); and (c) shares of common stock held in the director’s or officer’s 401(k) plan account in the amounts shown in the table below, over which the plan’s investment committee has voting power and over which the individual has investment power.

	ESOP Shares	Unvested Restricted Stock	401(k) Plan Shares
Joe F. Sanderson, Jr.	106,696	61,750	—
Lampkin Butts	0	16,750	—
Mike Cockrell	3,074	13,250	—
Tim Rigney	3,343	3,000	33
Fred Banks, Jr.	—	5,880	—
David Barksdale	—	3,559	—
John Bierbusse	—	1,382	—
Toni D. Cooley	—	5,354	—
Beverly Wade Hogan	—	2,482	—
Edith Kelly-Green	—	1,773	—
Phil K. Livingston	—	2,631	—
Suzanne T. Mestayer	—	1,887	—
Sonia Pérez	—	2,972	—
Gail Jones Pitman	—	3,594	—

(6)
The shares shown in the table include 9,808 shares owned of record by Mr. Sanderson’s wife, over which she exercises sole voting and investment power. Pursuant to Rule
13d-4
under the Exchange Act, Mr. Sanderson disclaims beneficial ownership of the 9,808 shares owned of record by his wife.

(7)
The shares shown in the table include 1,367 shares owned of record by Mr. Livingston’s wife, over which she exercises sole voting and investment power. Pursuant to Rule
13d-4
under the Exchange Act, Mr. Livingston disclaims beneficial ownership of the 1,367 shares owned of record by his wife.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights 1	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) 2
Equity compensation plans approved by security holders	170,650	712,150
Equity compensation plans not approved by security holders	—	—
Total	170,650	712,150

(1)
This column reflects 170,650 unearned performance shares at October 31, 2021, at the maximum level. However, management could not determine that achievement of the applicable performance based criteria is probable for those unearned performance shares.

(2)
This column reflects the 1,345,680 shares of restricted stock granted to participants under the Stock Incentive Plan, the 322,262 shares of restricted stock purchased by or granted to participants under the MSPP provisions of the Stock Incentive Plan, the 981,464 earned performance shares that have been issued or are expected to be issued under the Stock Incentive Plan, and the 170,650 unearned outstanding performance shares that could be earned as described in footnote (1) above, in each case since the inception of the plan and net of forfeitures, but including shares withheld to satisfy tax withholding obligations

Item 13—Certain Relationships and Related Transactions and Director Independence
Review and Approval of Certain Transactions
The Audit Committee’s charter charges it with reviewing, on an on-going
basis, certain transactions between the Company and its directors, officers, major stockholders and certain other persons for conflicts of interest. The types of transactions that are subject to this review are those “related party transactions” that must be disclosed in our proxy statement under the rules of the SEC, which are transactions, arrangements or relationships in which we or any of our subsidiaries was or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. A “related person” means generally:

•	any of our executive officers, directors, or nominees for director;

•	any person who is known by us to be the beneficial owner of more than 5.0 percent of our common stock; and

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law,
father-in-law,
son-in-law,
daughter-in-law,
brother-in-law
or
sister-in-law
of an executive officer, director, nominee for director, or a beneficial owner of more than 5.0 percent of our common stock, and any person (other than a tenant or employee) sharing the household of such person.

The Audit Committee must recommend to a special committee of qualified, independent directors whether or not the transaction should be approved. The special committee may retain independent legal, accounting, or other advisors to advise it in this process. In determining whether to approve or disapprove entry into a related party transaction, our Audit Committee takes into account, among other factors, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

The Audit Committee was appointed by the Board of Directors to serve as the special committee to review and consider the employment by the Company of Casey Butts and Norman Butts, who are related persons because they are the son and brother, respectively, of Director and President Lampkin Butts. The Audit Committee approved their employment and compensation. The Company paid these related persons the following compensation in fiscal year 2021:
Fiscal 2021 Related Party Compensation
1

		Non-Equity Incentive Plan		Aggregate Grant Date Fair Value of Restricted Stock ($)	All Other 2 ($)	Total ($)
Related Person/Title	Salary ($)	Maximum Opportunity as % of Salary	Dollar Amount Paid
Casey Butts, Staff Attorney	353,164	45%	135,382	79,981	33,431	601,958
Norman Butts, Corporate Maintenance Manager	197,694	40%	69,194	32,755	23,729	323,372

(1)	Does not include health plan benefits, which are paid according to the same criteria applicable to all salaried employees generally.
(2)
Consists of 401(k) Plan matching contribution, ESOP allocation, dividends paid on restricted stock, vacation time sold, vaccine incentive bonus, and life insurance premium, in each case if applicable to the related person.

The Audit Committee will review the employment and compensation of Casey Butts and Norman Butts on an annual basis.
Director Independence
The current Board consists of 13 directors, three of whom are employed by the Company (Messrs. Sanderson, Butts, and Cockrell). The Board conducted an annual review and affirmatively determined that all of the non-employee
directors other than Mr. Bierbusse (
i.e.,
Mses. Cooley, Hogan, Kelly-Green, Mestayer, Pérez and Pittman and Messrs. Banks, Barksdale, and Livingston) are “independent” under the NASDAQ standards.
Mr. Bierbusse does not meet the NASDAQ Stock Market’s definition of independent director because his brother is a “principal” in the business consulting division of Ernst & Young LLP, our independent registered public accounting firm. A “principal” is a partner who is not an accountant. Mr. Bierbusse’s brother is not involved in Ernst & Young LLP’s audit of our financial statements or any other services they provide to us and Ernst & Young LLP has concluded that his relationship to Mr. Bierbusse does not impair that firm’s independence. In addition, we believe that neither Mr. Bierbusse nor his brother have any interest in the fees we pay to Ernst & Young LLP, but if such an interest exists, it is not material. Therefore, we have not entered into a “related party transaction” that must be approved by a special committee of qualified, independent directors pursuant to the charter of the Audit Committee of our Board of Directors.

Item 14—Principal Accounting Fees and Services
Fees Paid to Ernst & Young
Ernst & Young were our independent auditors for our 2021 fiscal year. Fees for services performed by them related to fiscal years 2020 and 2021 are as follows:

	2020 1	2021
Audit Fees 2	$1,508,886	$1,495,106
Audit-Related Fees	—	—
Tax Fees 3	189,371	331,076
All Other Fees 4	—	24,125

Total	$1,698,257	$1,850,307

(1)	Includes $49,922 of Audit Fees related to fiscal year 2020 that were not available for inclusion at the time our 2021 proxy statement was filed.
(2)
“Audit Fees” include amounts paid for the audit of the Company’s annual financial statements, reviews of the financial statements included in the Company’s Forms
10-Q,
and other regulatory filings and registration statements, and audit procedures performed with respect to the Company’s internal control over financial reporting, as required by Sarbanes-Oxley Act Section 404.

(3)
“Tax Fees” consist of amounts paid for federal and state tax consultation services and tax planning, including preparation and filing of necessary forms and documentation related to securing various federal and state tax credits, tax incentives and refunds, and a diesel engine replacement grant.

(4)	“All Other Fees” consist of amounts paid for services specifically related to the pending Merger Agreement.
The Audit Committee has considered whether the provision of services by Ernst & Young for the Company other than audit services is compatible with maintaining Ernst & Young’s independence and has concluded that it is compatible.
Audit Committee
Pre-Approval
Policies and Procedures
The Audit Committee
pre-approves
all auditing services and permitted
non-audit
services (including the fees and terms of those services) to be performed for the Company by its independent auditors prior to engagement, subject to the de minimis exceptions for non-audit
services permitted by the Securities Exchange Act of 1934, as amended (Exchange Act) which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees of one or more Audit Committee members, including authority to grant pre-approvals
of audit and
non-audit
services, provided that any decision of that subcommittee to grant pre-approval
is presented to the full Audit Committee at its next scheduled meeting. The Audit Committee chairperson is also authorized to grant preapprovals of audit and permitted non-audit
services provided the chairperson’s decisions are reported to the full committee. For fiscal 2021, the Audit Committee pre-approved
all
non-audit
services performed by the independent auditors.

Part IV
Item 15—Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	FINANCIAL STATEMENTS
The following consolidated financial statements of the Registrant are included in Item 8 of the Original Filing:
Consolidated Balance Sheets — October 31, 2021 and 2020
Consolidated Statements of Operations — Years ended October 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows — Years ended October 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements — October 31, 2021

2.	FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statement schedules of the Registrant are included in Item 8 of the Original Filing:
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, are not applicable or the required information is set forth in the Financial Statements or notes thereto.

3.	EXHIBITS
The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 8, 2021, by and among Sanderson Farms, Inc., Walnut Sycamore Holdings LLC, Sycamore Merger Sub LLC and solely for purposes of certain provisions specified therein, Wayne Farms LLC. (Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K on August 9, 2021.)

3.1	Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended on July 31, 2015.)

3.2	Bylaws of the Registrant, amended and restated as of December 30, 2020. (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 5, 2021.)

4.1	Description of capital stock. (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2019.)

10.1+	Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan, as amended and restated effective November 1, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.2+	First Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 23, 2014. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016.)

10.3+	Second Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of May 2, 2016. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016.)

10.4+	Third Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 20, 2016. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016.)

10.5+	Fourth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 19, 2017. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017.)

10.6+	Fifth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 19, 2017. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017.)

10.7+	Sixth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of January 16, 2020. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020.)

10.8+	Seventh Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of October 29, 2020. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2020.)

10.9+	Eighth Amendment to the Sanderson Farms, Inc. and Affiliates Employee Stock Ownership Plan dated as of July 16, 2020. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020.)

10.10+	Sanderson Farms, Inc. and Affiliates Stock Incentive Plan, as amended and restated on February 13, 2020. (Incorporated by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-8 filed by the Registrant on February 27, 2020, Registration No. 333-236686.)

10.11+	Sanderson Farms, Inc. Bonus Award Program Effective November 1, 2020. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on January 25, 2021.)

10.12+	Sanderson Farms, Inc. Supplemental Disability Plan effective September 1, 2008. (Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by the Registrant on October 1, 2008).

10.13+	Form of Share Purchase Agreement between the Registrant and its non-employee directors who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.14+	Form of Share Purchase Agreement between the Registrant and its officers and employees who participate in its management share purchase plan, as amended. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended April 30, 2008.)

10.15+	Form of Restricted Stock Agreement between the Registrant and its officers and employees who are granted restricted stock with a four-year vesting period (for awards granted on or after November 1, 2013). (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.)

10.16+	Form of Restricted Stock Agreement between the Registrant and its non-employee directors who are granted restricted stock, as amended. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.)

10.17+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2019). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018.)

10.18+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2020). (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2019.)

10.19+	Form of Performance Share Agreement between the Registrant and its employees who are granted performance shares (for fiscal 2021). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2020.)

10.20+	Employment Agreement dated as of November 1, 2015 between the Registrant and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.21+	Employment Agreement dated as of November 1, 2015 between the Registrant and Lampkin Butts. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K/A on January 13, 2016.)

10.22+	Employment Agreement dated as of November 1, 2015 between the Registrant and D. Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on November 2, 2015.)

10.23+	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Lampkin Butts. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on August 9, 2021.)

10.24+	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Joe F. Sanderson, Jr. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on August 9, 2021.)

10.25+	Employment Agreement Amendment, dated as of August 8, 2021, by and between Sanderson Farms, Inc. and Michael Cockrell. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on August 9, 2021.)

10.26	Lease Agreement dated as of December 1, 2004, between Moultrie-Colquitt County Development Authority, as Lessor, and Sanderson Farms, Inc. (Processing Division) as Lessee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.27	Bond Purchase Loan Agreement between Moultrie-Colquitt County Development Authority, as Issuer, and Sanderson Farms, Inc. (Processing Division), as Purchaser. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.)

10.28	Credit Agreement, dated April 23, 2021, among Sanderson Farms, Inc., BMO Harris Bank, N.A. as agent for the banks defined therein, and the banks party thereto. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on April 28, 2021.)

10.29	Guaranty Agreement dated April 23, 2021, of Sanderson Farms, Inc. (Foods Division), Sanderson Farms, Inc. (Production Division) and Sanderson Farms, Inc. (Processing Division). (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on April 28, 2021.)

10.30	Lease Agreement dated as of July 1, 2006, between Adel Industrial Development Authority as Lessor, and Sanderson Farms, Inc. (Production Division) as Lessee. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

10.31	Bond Purchase Agreement dated as of July 31, 2006, between Sanderson Farms, Inc. (Production Division) as Purchaser and Adel Industrial Development Authority as Issuer. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.)

21	List of Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002.)

23*	Consent of Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23 to the Original Filing.)

31.1*	Certification of Chief Executive Officer. (Incorporated by reference to Exhibit 31.1 to the Original Filing.)

31.2*	Certification of Chief Financial Officer. (Incorporated by reference to Exhibit 31.2 to the Original Filing.)

31.3**	Certification of Chief Executive Officer.

31.4**	Certification of Chief Financial Officer

32.1***	Section 1350 Certification. (Incorporated by reference to Exhibit 32.1 to the Original Filing.)

32.2***	Section 1350 Certification. (Incorporated by reference to Exhibit 32.2 to the Original Filing.)

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed previously with the Original Filing.
**	Filed herewith.
***	Furnished previously with the Original Filing.
+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERSON FARMS, INC.

By:	/s/ D. Michael Cockrell
D. Michael Cockrell Treasurer, Chief Financial Officer and Chief Legal Officer

Date: February 28, 2022