Form 10-Q
period 2022-04-30
SANDERSON FARMS INC
filed 2022-05-27
CIK 812128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________________________
FORM 10-Q
___________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1 Par Value Per Share: 22,320,192 shares outstanding as of May 24, 2022.

SANDERSON FARMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	April 30, 2022	October 31, 2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$829,124	$439,339
Accounts receivable, net	260,438	223,865
Receivable from insurance companies	—	2,057
Inventories	434,458	350,959
Refundable income taxes	—	7,418
Prepaid expenses and other current assets	67,375	62,632
Total current assets	1,591,395	1,086,270
Property, plant and equipment, net	1,208,826	1,224,334
Right of use assets	20,618	28,238
Other assets	5,675	6,191
Total assets	$2,826,514	$2,345,033
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$169,621	$152,421
Dividends payable	9,821	—
Accrued expenses	86,126	144,453
Lease liabilities	9,120	12,189
Accrued income taxes	13,159	—
Total current liabilities	287,847	309,063
Claims payable and other liabilities	13,203	13,078
Deferred income taxes	155,752	156,531
Long-term lease liabilities	11,570	16,122
Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Series A Junior Participating Preferred Stock, $100 par value: authorized 500,000 shares, none issued
Par value to be determined by the Board of Directors: authorized 4,500,000 shares; none issued
Common Stock, $1 par value: authorized 100,000,000 shares; issued and outstanding shares—22,320,192 and 22,329,731 at April 30, 2022 and October 31, 2021, respectively	22,320	22,330
Paid-in capital	119,077	105,517
Retained earnings	2,216,745	1,722,392
Total stockholders’ equity	2,358,142	1,850,239
Total liabilities and stockholders’ equity	$2,826,514	$2,345,033
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Net sales	$1,539,714	$1,133,880	$2,867,142	$2,043,186
Cost and expenses:
Cost of sales	1,051,845	941,936	2,059,899	1,781,258
Selling, general and administrative	66,382	64,245	132,120	120,844
	1,118,227	1,006,181	2,192,019	1,902,102
Operating income	421,487	127,699	675,123	141,084
Other income (expense):
Interest income	67	—	164	—
Interest expense	(567)	(697)	(1,144)	(1,335)
Other	3	13	6	16
	(497)	(684)	(974)	(1,319)
Income before income taxes	420,990	127,015	674,149	139,765
Income tax expense	99,800	30,104	160,152	33,376
Net income	$321,190	$96,911	$513,997	$106,389
Earnings per share:
Basic	$14.39	$4.34	$23.03	$4.76
Diluted	$14.39	$4.34	$23.03	$4.76
Dividends per share	$0.44	$0.44	$0.88	$0.88
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

Fiscal Year 2021	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2020	22,251,071	$22,251	$90,420	$1,306,602	$1,419,273
Net income - first quarter 2021	—	—	—	9,478	9,478
Cash dividends ($0.44 per share)	—	—	—	(9,824)	(9,824)
Stock compensation plan transactions	74,564	75	(1,667)	—	(1,592)
Amortization of unearned compensation	—	—	2,147	—	2,147
Balance at January 31, 2021	22,325,635	$22,326	$90,900	$1,306,256	$1,419,482
Net income - second quarter 2021	—	—	—	96,911	96,911
Cash dividends ($0.44 per share)	—	—	—	(9,825)	(9,825)
Stock compensation plan transactions	6,675	6	1,514	—	1,520
Amortization of unearned compensation	—	—	2,202	—	2,202
Balance at April 30, 2021	22,332,310	$22,332	$94,616	$1,393,342	$1,510,290

Fiscal Year 2022	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at October 31, 2021	22,329,731	$22,330	$105,517	$1,722,392	$1,850,239
Net income - first quarter 2022	—	—	—	192,807	192,807
Cash dividends ($0.44 per share)	—	—	—	(9,823)	(9,823)
Stock compensation plan transactions	(5,665)	(6)	(2,267)	—	(2,273)
Amortization of unearned compensation	—	—	7,883	—	7,883
Balance at January 31, 2022	22,324,066	$22,324	$111,133	$1,905,376	$2,038,833
Net income - second quarter 2022	—	—	—	321,190	321,190
Cash dividends ($0.44 per share)	—	—	—	(9,821)	(9,821)
Stock compensation plan transactions	(3,874)	(4)	(4)	—	(8)
Amortization of unearned compensation	—	—	7,948	—	7,948
Balance at April 30, 2022	22,320,192	$22,320	$119,077	$2,216,745	$2,358,142
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended April 30,
	2022	2021
Operating activities
Net income	$513,997	$106,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,523	81,618
Amortization of share-based compensation	16,702	5,751
Deferred income taxes	(779)	3,681
Loss on asset disposals	58	46
Change in assets and liabilities:
Accounts receivable - trade	(36,573)	(41,324)
Accounts receivable - insurance	2,057	(3,951)
Income taxes	20,576	21,458
Inventories	(83,499)	(57,435)
Prepaid expenses and other assets	(4,732)	41
Right of use assets	7,621	8,587
Lease liabilities	(7,621)	(8,587)
Accounts payable	19,560	23,209
Accrued expenses and other liabilities	(59,011)	4,092
Total adjustments	(39,118)	37,186
Net cash provided by operating activities	474,879	143,575
Investing activities
Capital expenditures	(73,134)	(86,345)
Net proceeds from sale of property and equipment	206	452
Net cash used in investing activities	(72,928)	(85,893)
Financing activities
Payment of debt issuance costs	—	(1,877)
Borrowings from revolving line of credit	—	30,000
Proceeds from issuance of restricted stock under stock compensation plans	656	523
Payments from issuance of common stock under stock compensation plans	(2,999)	(2,655)
Dividends paid	(9,823)	(9,823)
Net cash provided by (used in) financing activities	(12,166)	16,168
Net change in cash and cash equivalents	389,785	73,850
Cash and cash equivalents at beginning of period	439,339	49,061
Cash and cash equivalents at end of period	$829,124	$122,911
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$2,770	$5,117
Dividends payable	$9,821	$9,826
See notes to condensed consolidated financial statements.

SANDERSON FARMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2022
NOTE 1—ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2022.
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

Disaggregation of Revenue
The following tables disaggregate our net sales by product category:

Product Category	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021
	(in thousands)
Fresh, vacuum-sealed chicken	$584,707	$428,661
Fresh, chill-packed chicken	474,228	387,328
Fresh, ice-packed chicken	318,647	193,757
Frozen chicken	78,677	71,924
Prepared chicken	75,585	46,498
Other	7,870	5,712
Total net sales	$1,539,714	$1,133,880

Product Category	Six Months Ended April 30, 2022	Six Months Ended April 30, 2021
	(in thousands)
Fresh, vacuum-sealed chicken	$1,104,338	$722,779
Fresh, chill-packed chicken	901,419	763,580
Fresh, ice-packed chicken	547,772	325,438
Frozen chicken	159,301	135,327
Prepared chicken	139,841	85,413
Other	14,471	10,649
Total net sales	$2,867,142	$2,043,186
NOTE 3—INVENTORIES
Inventories consisted of the following:

Inventory type	April 30, 2022	October 31, 2021
	(in thousands)
Live poultry-broilers and breeders	$279,301	$229,245
Feed, eggs and other	77,209	57,994
Processed poultry	38,696	42,775
Prepared chicken	28,611	11,157
Packaging materials	10,641	9,788
Total Inventories	$434,458	$350,959
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following:

Description	April 30, 2022	October 31, 2021
	(in thousands)
Land and buildings	$984,721	$976,012
Machinery and equipment	1,476,116	1,439,762
Work-in-process	33,099	19,924
	2,493,936	2,435,698
Less accumulated depreciation	(1,285,110)	(1,211,364)
Property, plant and equipment, net	$1,208,826	$1,224,334

NOTE 5—STOCK COMPENSATION PLANS
Refer to Note 10 and Note 11 of the Company’s October 31, 2021 audited financial statements in the Company's 2021 Annual Report on Form 10-K for further information on our employee benefit plans and stock based compensation plans, respectively. Total stock based compensation expense during the three and six months ended April 30, 2022 was $8.3 million and $16.7 million, respectively, as compared to total stock based compensation expense of $3.1 million and $5.8 million, respectively, for the three and six months ended April 30, 2021.
During the six months ended April 30, 2022, participants in the Company’s Management Share Purchase Plan ("MSPP") elected to receive a total of 3,443 shares of restricted stock at an average price of $190.64 per share instead of a specified percentage of their cash compensation, and the Company issued 824 matching restricted shares. During the three and six months ended April 30, 2022, the Company recorded compensation expense for the MSPP shares, included in the total stock based compensation expense above, of $70,000 and $128,000, respectively, as compared to $125,000 and $200,000, respectively, during the three and six months ended April 30, 2021. Pursuant to the Agreement and Plan of Merger with Walnut Sycamore Holdings LLC, a Delaware limited liability company (“Parent”), Sycamore Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and solely for purposes of certain provisions specified therein, Wayne Farms LLC, a Delaware limited liability company (the “Merger Agreement”), no new cash compensation reduction elections under the MSPP may be made after August 8, 2021, and no participants may increase their cash compensation reduction elections under the MSPP after August 8, 2021.
During fiscal 2020 and 2021, the Company entered into performance share agreements that grant certain officers and key employees the right to receive shares of the Company's common stock, subject to the Company's achievement of certain performance measures. The performance share agreements specify a target number of shares that a participant can receive based upon the Company's average return on equity and average return on sales, as defined, during a two-year performance period beginning November 1 of each performance period. Although the performance share agreements have a two-year performance period, there is an additional one-year period during which the participant must remain employed by the Company before the shares are paid out. If the Company's average return on equity and average return on sales meet or exceed certain threshold amounts for the performance period, participants will receive 50 percent to 200 percent of the target number of shares, depending upon the Company's level of performance. Accruals for performance shares begin during the period management determines that achievement of the applicable performance based criteria is probable at some level. In estimating the probability of the number of shares that will be awarded, the Company considers, among other factors, current and projected grain costs and chicken volumes and pricing, as well as the amount of the Company's commitments to procure grain at a fixed price throughout the performance period. Due to the high level of volatility of these commodity prices and the impact that the change in pricing can have on the Company's results, the Company's assessment of probability can change from period to period and can result in significant revisions to the amounts accrued related to the arrangements, as the accruals are adjusted using the cumulative catch-up method of accounting.
The target number of shares specified in the performance share agreements executed on November 1, 2020 totaled 87,350. During the first quarter of fiscal 2022, the Company determined that achievement of the applicable performance based criteria for the November 1, 2020 agreements was probable at a level between threshold and target for the return on equity criteria and at a level between target and maximum for the return on sales criteria. Accordingly, the quarter ended January 31, 2022 includes compensation expense of $5.1 million, included in the total stock based compensation expense above, related to the agreements executed on November 1, 2020. During the second quarter of fiscal 2022, the Company determined that achievement of the applicable performance based criteria for the November 1, 2020 agreements is probable at the maximum level for both the return on sales and return on equity criteria. Due to the revision to the initial determination of probability, the Company recorded an additional catch-up accrual during the second quarter of fiscal 2022. Accordingly, the three months ended April 30, 2022 includes compensation expense of $5.9 million, included in the total stock based compensation expense above, as compared to no compensation expense related to those same agreements recorded during the quarter ended April 30, 2021.
As of April 30, 2022, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2020 totaled 167,306 shares. The actual number of shares that can be awarded for those agreements could change materially from that estimate due to the Company's actual performance during the remaining six months of the performance period ending October 31, 2022, and due to potential forfeitures. The Company will recognize the remaining unearned compensation related to these agreements over the remaining service period, which ends on October 31, 2023.
The Company also has performance share agreements in place with certain officers and key employees that were entered into on November 1, 2019. The target number of shares specified in those agreements totaled 56,575. The Company has determined that shares covered by these agreements have been earned at a level between the threshold and target for the portion dependent upon return on equity criteria and at a level between target and maximum for the portion dependent upon return on sales criteria. Accordingly, the quarter ended April 30, 2022 includes compensation expense of $659,000 related to those agreements, included in the total stock based compensation expense above, as compared to no compensation expense related to those agreements recorded during the quarter ended April 30, 2021. There was no compensation expense recorded during the second quarter of fiscal 2021 related to these agreements, because the Company first determined it was probable that some portion of these shares would be earned during the third quarter of fiscal 2021. As of April 30, 2022, the aggregate number of shares estimated to be awarded related to the performance share agreements entered into on November 1, 2019 totaled 59,642 shares. Since the performance period for these agreements has ended, the actual number of shares that will be awarded can change only due to potential forfeitures during the remaining six months of the service period ending October 31, 2022. The Company will recognize the remaining unearned compensation related to these agreements over the remaining service period.
Typically, the Company would have also entered into performance share agreements dated November 1, 2021, with its officers and key employees, but covenants in the Merger Agreement prohibited the Company from doing so.
The Company's compensation expense related to performance share agreements is summarized as follows (in thousands, except number of shares):

		Three Months Ended		Six Months Ended
Date of Performance Share Agreement	Number of shares issued (actual (a) or estimated (e))	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
November 1, 2019	59,642 (e)	$659	—	$1,540	—
November 1, 2020	167,306 (e)	5,907	—	11,044	—
Total performance share compensation expense		$6,566	$—	$12,584	$—
The Company has unvested restricted stock grants outstanding that were granted during prior fiscal years to its officers, key employees and outside directors. The aggregate number of shares outstanding at April 30, 2022 related to all unvested restricted stock grants totaled 220,167. During the three and six months ended April 30, 2022, the Company recorded compensation expense, included in the total stock based compensation expense above, of $1.7 million and $4.0 million, respectively, related to restricted stock grants, as compared to $3.0 million and $5.6 million, respectively, during the three and six months ended April 30, 2021. The Company had $11.2 million in unrecognized share-based compensation expense as of April 30, 2022, which will be recognized over a weighted average remaining vesting period of approximately 1 year, 7 months. Typically, the Company would have made new restricted stock grants to its officers and key employees effective on November 1, 2021, but covenants in the Merger Agreement prohibited the Company from doing so.
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
The following tables present earnings per share:

	Three Months Ended
	April 30, 2022	April 30, 2021
	(in thousands, except per share amounts)
Net income	$321,190	$96,911
Distributed and undistributed (earnings) to unvested restricted stock	$(3,555)	$(1,343)
Distributed and undistributed earnings to common shareholders—Basic	$317,635	$95,568
Weighted average shares outstanding—Basic	22,074	22,021
Weighted average shares outstanding—Diluted	22,074	22,021
Earnings per common share—Basic	$14.39	$4.34
Earnings per common share—Diluted	$14.39	$4.34

	Six Months Ended
	April 30, 2022	April 30, 2021
	(in thousands, except per share amounts)
Net income	$513,997	$106,389
Distributed and undistributed (earnings) to unvested restricted stock	$(5,759)	$(1,487)
Distributed and undistributed earnings to common shareholders—Basic	$508,238	$104,902
Weighted average shares outstanding—Basic	22,071	22,015
Weighted average shares outstanding—Diluted	22,071	22,015
Earnings per common share—Basic	$23.03	$4.76
Earnings per common share—Diluted	$23.03	$4.76
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
Between December 8, 2017 and April 25, 2022, additional purported direct-purchaser entities individually brought separate suits against 20 poultry producers, including Sanderson Farms and Agri Stats, Inc., which have been consolidated with the other cases. These suits allege substantially similar claims to the direct purchaser class complaint described above; certain of the suits additionally allege related state-law and common-law claims, and related claims under federal and Georgia RICO statutes. Four complaints filed on June 12, 2020 also plead allegations of federal bid rigging. Since that time, an additional forty-nine individual actions have been filed, some of which also plead allegations of federal bid rigging. On January 29, 2021, the individual-action plaintiffs filed a consolidated amended complaint. Those suits filed in the Northern District of Illinois are now pending in front of the same judge as the putative class action lawsuits.
On October 30, 2020, direct purchaser plaintiffs, commercial and institutional indirect purchaser plaintiffs, and end-user consumer plaintiffs filed motions for class certification. Defendants' oppositions to class certification were filed January 22, 2021. Class plaintiffs' replies in support of class certification were filed March 29, 2021. The court held a hearing on those motions on May 10 - 11, 2022, and those motions remain pending.
On October 15, 2021, the Court ordered two different tracks of litigation with different timelines. The Court further clarified the two tracks at a December 20, 2021 hearing and in a December 20, 2021 order. Track 1 consists of litigation regarding an alleged conspiracy to reduce supply and fix price via the Georgia Dock index. Track 2 consists of those same allegations, plus allegations based on an alleged bid-rigging theory. Track 1 is engaged in merits expert discovery. Plaintiffs proceeding on Track 2 filed a consolidated amended complaint on February 28, 2022. Defendants, including the Company, filed motions to dismiss certain of the second track's claims on May 6, 2022. Second track Plaintiffs' oppositions are due July 12, 2022, and Defendants' replies are due August 17, 2022. It is possible additional individual actions may be filed.
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
On February 16, 2022, Plaintiffs filed a Third Amended Consolidated Complaint. The Third Amended Consolidated Complaint, among other things, adds new allegations, expands the putative class to include workers at hatcheries and feed mills, and extends the putative class period to January 1, 2000 through July 20, 2021. Sanderson Farms moved to dismiss in part the Third Amended Consolidated Complaint on April 18, 2022. On May 18, 2022, Plaintiffs filed their opposition to Sanderson Farms' motion to dismiss in part. Sanderson Farms' reply brief in support of its motion to dismiss in part is due on June 8, 2022.
We intend to defend this case vigorously; however, the Company cannot predict the outcome of these actions. If the plaintiffs were to prevail, the Company could be liable for damages, which could have a material, adverse effect on our financial position and results of operations.
The Company is also aware that the United States Department of Justice, Antitrust Division, has opened a civil investigation into human resources antitrust matters and that at least one party to Judy Jien v. Perdue Farms, Inc. et al. has received a civil investigative demand in relation to that investigation.
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
The Company recognizes the costs of legal defense for the legal proceedings to which it is a party in the periods incurred. After a considerable analysis of each case, the Company has determined that no accrual is required for any of the foregoing matters as of April 30, 2022. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in the Company’s assumptions, the effectiveness of legal strategies, or other factors beyond the Company’s control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.
NOTE 8—CREDIT AGREEMENT
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%.

The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2022, was $1.5 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of April 30, 2022 and May 25, 2022, the Company had no outstanding borrowings and had approximately $29.1 million outstanding in letters of credit, leaving $970.9 million of borrowing capacity available under the facility.
NOTE 9—INCOME TAXES
The Company’s estimated annual effective tax rates for the three and six months ended April 30, 2022 were 23.7% and 23.8%, respectively, as compared to estimated annual effective tax rates of 23.7% and 23.9%, respectively, for the three and six months ended April 30, 2021. There were no significant discrete items recognized during any of the comparative periods. The Company estimates its effective tax rate for the full fiscal year 2022, exclusive of discrete items, will be approximately 23.8%.
As of April 30, 2022, the Company's deferred income tax liability was $155.8 million, as compared to $156.5 million at October 31, 2021, a decrease of $0.8 million.
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
This Quarterly Report, and other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other written or oral statements made by it or on its behalf, may include forward-looking statements within the meaning of the "Safe Harbor" provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and estimates expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, the risks described in the "Risk Factors" sections of our latest 10-K and 10-Q reports, and the following:
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
GENERAL
The Company’s poultry operations are fully, vertically-integrated through its control of all functions relating to the production of its chicken products, including hatching egg production, hatching, feed manufacturing, raising chickens to marketable age (“grow-out”), processing and marketing. Consistent with the poultry industry, the Company’s profitability is substantially affected by the market price for its finished products and feed grains, both of which may fluctuate substantially and independently of each other, and exhibit cyclical characteristics typically associated with commodity markets. Other costs, excluding feed grains, related to the profitability of the Company’s poultry operations, including hatching egg production, hatching, growing, and processing costs, are responsive to efficient cost containment programs and management practices.
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
The Company also has a prepared chicken product line that includes approximately 55 institutional and consumer-packaged chicken items that it sells nationally, primarily to distributors and food service establishments. A majority of the prepared chicken items are made to the specifications of food service users.
COVID-19
The effects of the COVID-19 pandemic and the related governmental actions to contain the spread of the novel coronavirus have materially affected our business, including our labor force, revenues, expenses, production levels, and senior management's time, among other things.

In late February 2020, we formed a COVID-19 response team of senior managers, including our CEO, President, and CFO, to coordinate our response to the pandemic and manage and mitigate related risks. Additionally, our Board of Directors has actively overseen our management of and response to the pandemic. During the first few months of the pandemic, the Board met weekly to receive updates and discuss our response with our executive leadership team. Today, the Board continues to receive COVID-19-related updates as conditions warrant.
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
The COVID-19 response team met daily throughout the first quarter of fiscal 2022 to coordinate our response to the threat of the new Omicron variant of the virus, which significantly impacted all of the communities in which we operate. As the number of active cases across our geographic footprint dropped significantly during February 2022, the team transitioned to meeting on an as needed basis.
In the second quarter and first six months of fiscal 2022, we incurred approximately $3.1 million and $10.0 million, respectively, in costs directly related to COVID-19. These included payroll expenses for employees who were quarantined, vaccination bonuses, and items and services related to workplace safety, including personal protective equipment, thermometers, barriers and other social-distancing measures, professional cleaning, on-site medical clinics, and additional nursing staff, among other things. By comparison, our results for the second quarter and first six months of fiscal 2021 included approximately $8.6 million and $20.1 million, respectively, in direct COVID-19 expenses.
EXECUTIVE OVERVIEW OF RESULTS
For the second quarter of fiscal 2022, we earned net income of $321.2 million, or $14.39 per share, as compared to net income of $96.9 million, or $4.34 per share, during the second quarter of fiscal 2021. The significant improvement in our results during the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 is primarily attributable to an increase in the average selling prices for our products of $0.3110 per pound sold, or 33.6%, partially offset by an increase in feed costs per pound of broilers processed of $0.0449, or 14.1%, as well as higher non-feed costs.
The increase in average selling prices for fresh and frozen chicken products during the second quarter of fiscal 2022 versus the same quarter a year ago reflects significantly higher realized prices for products from our plants that process a larger bird primarily for food service customers and further processors. These prices are determined by contractually negotiated formulas based on published quotes for chicken products. The quoted market prices typically move higher or lower based on the supply and demand dynamics of chicken products sold into the food service market. The higher quoted market prices during the quarter reflect significantly improved demand from food service customers as consumers continue to become more comfortable dining away from home given improving pandemic conditions, combined with a limited supply and relatively elevated prices of competing proteins. This strong demand for chicken has coincided with constraints on the supply side, including limited capacity expansion in the industry due to labor shortages, supply chain logistics, and elevated construction costs. In addition, the United States Department of Agriculture ("USDA") reports low hatchability rates for hatching eggs and well below average livability rates for broiler chickens. Finally, while somewhat constrained by logistical challenges, export demand has improved relative to a year ago, which has further strengthened domestic market prices for chicken products.
Realized prices for products sold to retail grocery store customers were also higher when compared to a year ago. These prices are typically negotiated on an annual basis, use either a flat price or a pricing formula based on a regularly quoted market price, and are fixed for one to three years. However, many of these contracts include provisions that allow either party to request price adjustments during the term of the agreements to reflect material changes in grain and other costs and other factors. While neither party is required to adjust prices, we have been able to negotiate price increases during the contract terms with many of our grocery store customers over the past few quarters to reflect materially higher grain costs and continued strong consumer demand for chicken at grocery stores. A portion of the price increases were fully reflected in the first quarter of fiscal 2022, resulting in a 7.0% increase in average realized prices for products sold to retail grocery store customers when compared to the first quarter of fiscal 2021. A larger portion of the negotiated price increases were effective either during January or February 2022 and were fully reflected in our second fiscal quarter of fiscal 2022, resulting in a 13.1% increase in average realized selling prices when compared to the second quarter of fiscal 2021 and a 7.7% increase when compared to the first quarter of fiscal 2022. Although these price increases have significantly improved our margins earned on products sold to retail grocery stores, such margins continue to lag behind those earned on products sold to food service and further processor customers, due in part to higher grain costs, as discussed below. Finally, additional negotiated price increases became effective in April or May 2022 or will become effective in June 2022 and will be reflected in our results for our third fiscal quarter of 2022.
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
However, during December 2021, a highly pathogenic strain of avian influenza ("AI") was detected in North America and has since been detected in many wild birds and commercial poultry flocks across the United States, including one of our broiler flocks in North Carolina. AI was also detected in a commercial pheasant flock in Texas, a state in which we operate. To date, no cases of AI have been detected in commercial flocks in any other state in which we operate. We have initiated our Crisis Management Response for Avian Influenza and are taking appropriate and best practice steps to protect the health of our flocks. China and Mexico, the top two countries by volume and value to which we export, initially ban all product from any state where AI is detected in a commercial flock. Mexico will subsequently initiate a process to coordinate with United States officials to reduce the ban from a statewide level to a county level as specified information regarding detection and remediation of AI is provided, and that process has been completed for both Texas and North Carolina. It is China's policy to leave the statewide import ban in place until ninety days following the date that the United States government certifies the most recently affected farm in the state has been cleaned and disinfected, which has not yet occurred in either Texas or North Carolina. Barring any additional AI findings in Texas, we estimate China's ban on product from Texas will be lifted during the latter part of July 2022. Barring any additional AI findings in North Carolina, we estimate China's ban on product from North Carolina will be lifted during September 2022.
During fiscal 2021, we sold 444.1 million pounds of product to customers in Mexico at a gross sales value of approximately $228.3 million, and we sold 91.8 million pounds of product to customers in China at a gross sales value of approximately $121.7 million. Due to the brief duration of Mexico's ban on imports from Texas and North Carolina and because our geographic footprint allowed us to export product to Mexico from other states in which we operate, Mexico's ban did not have a material effect on our results. The primary products we export to China are chicken paws and wing tips. Because there are no material domestic or export markets for these products other than China, we are forced to render those products for significantly lower returns while our exports to China from a particular state are banned. Based on actual market prices, we estimate China's ban cost the Company $5.0 million, net of taxes, during the second quarter of fiscal 2022, and we estimate the ban will continue to adversely affect our results by approximately $0.8 million per week, net of taxes, as long as the ban remains in effect.
Our higher average cost of goods sold during the second quarter of fiscal 2022 as compared to the same period a year ago reflects increases in both non-feed related costs of goods sold, details of which are described in the "Results of Operations" section below, and in feed costs per pound of chicken processed. The average cash prices paid by the Company for grain were significantly higher during the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021, which contributed to an increase in feed costs in broiler flocks processed. Russia's invasion of Ukraine makes it likely that Ukrainian farmers will be unable or unwilling to plant a significant number of acres that would normally be planted with corn and wheat, and sanctions imposed on Russia as a result of the war are also limiting Russia's ability to export certain crop inputs, such as fertilizer, to other parts of the world. Those uncertainties, along with a slow start to the United States planting season due to cold, wet weather, have caused volatility and rising prices for corn and soybean meal. Additionally, final South American soybean crop production is expected to be much lower than normal due to drought conditions experienced during most of the growing season, which is adding further upward pressure to soybean meal prices. Finally, the USDA's planting intentions report released on March 31, 2022, estimated that United States farmers will plant 89.5 million acres of corn in 2022, a 4.2% decrease from the 93.4 million acres planted in 2021. This reduction in acreage, coupled with already tight world corn stocks, has placed further upward pressure on corn prices.

The Company has priced very little of its grain needs past May 2022. Had we priced our remaining fiscal 2022 needs at May 25, 2022 cash market prices quoted on the Chicago Board of Trade, we estimate our costs of feed grains based on fiscal 2021 volumes would be approximately $208.3 million higher during fiscal 2022 as compared to fiscal 2021. Based on our estimated production levels for fiscal 2022, we estimate that higher grain costs, along with estimated basis costs, would result in approximately $0.0372 per pound higher feed costs in broiler flocks processed for fiscal 2022 as compared to fiscal 2021. These numbers are estimates and are subject to change as we move through the balance of the year and as grain prices and actual production levels fluctuate.
We processed 1.23 billion pounds of dressed poultry during the second fiscal quarter of 2022, up 0.3% from the 1.22 billion pounds processed during the second fiscal quarter of 2021. The slight increase in pounds processed resulted from improved yields, partially offset by a slight reduction in the number of head processed. Our average live weights of birds processed were relatively flat during the two periods. We reduced production at our plants processing a larger bird for food service customers at the onset of the pandemic in response to reduced demand and labor and logistical challenges. As pandemic conditions have continued to subside, we remain on a path to return to full production. We now estimate we will process 1.28 billion pounds of dressed poultry during the third quarter of fiscal 2022 and 1.30 billion pounds during the fourth quarter of fiscal 2022. These are estimates, and actual results could change based on weather, production decisions, bird weights and market conditions. Based on actual production through the first half of fiscal 2022 and the estimates for the second half, we estimated that we will produce 5.01 billion pounds of dressed poultry during the year, which would represent a 3.2% increase compared to the 4.86 billion pounds produced during fiscal 2021.
While demand for our retail grocery products and demand from our food service distribution customers continues to be favorable, resulting in selling prices for our products that are more than offsetting the higher prices we are paying for feed grains and other costs, it is uncertain how long these conditions will persist. How long current conditions will last will depend on many factors, including:
•the extent to which resurgences in COVID-19 infections make people fearful of dining out or cause state, local and foreign governments to extend or reimpose stay-at-home restrictions, as well as varying restrictions on restaurants;
•the extent to which inflationary conditions affect the amount of disposable income consumers have to spend on food and how consumers allocate their food dollars;
•the persistence of supply constraints in the U.S. poultry industry, discussed above;
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
•with respect to feed grain prices, the quality and quantity of the 2022 corn and soybean crops worldwide; and
•the duration and effect of the war in Ukraine and its impact on the agricultural and energy markets and geopolitical conditions.
RESULTS OF OPERATIONS
Net sales for the second quarter ended April 30, 2022 were $1,539.7 million as compared to $1,133.9 million for the second quarter ended April 30, 2021, an increase of $405.8 million, or 35.8%. Net sales of poultry products for the second quarter ended April 30, 2022 and 2021, were $1,464.0 million and $1,087.2 million, respectively, an increase of $376.8 million, or 34.7%. The increase in net sales of poultry products resulted from a 32.9% increase in the average sales price of poultry products sold and a 1.4% increase in the pounds of poultry products sold, each of which is primarily the result of improved demand from food service customers and supply constraints, as discussed in the Executive Overview above. During the second quarter of fiscal 2022, the Company sold 1.22 billion pounds of poultry products, up from 1.20 billion pounds during the second quarter of fiscal 2021.
Overall, quoted market prices for poultry products increased during the second quarter of fiscal 2022 as compared to the same quarter of fiscal 2021. When compared to the second quarter of fiscal 2021, Urner Barry average market prices for boneless breast meat, boneless thigh meat and tenders increased by 85.2%, 58.6% and 47.5%, respectively, while Urner Barry average market prices for leg quarters and jumbo wings decreased by 0.6% and 19.8%, respectively. Average realized prices for chicken products sold to retail grocery store customers increased by 13.1% during the second quarter of fiscal 2022 as compared to the same period of fiscal 2021, and retail grocery store demand remains strong.

Net sales of prepared chicken products for the quarters ended April 30, 2022 and 2021 were $75.7 million and $46.6 million, respectively, an increase of 62.3%. This increase is primarily attributable to a 39.9% increase in the average sales price of prepared chicken products sold and a 16.1% increase in the pounds of prepared chicken products sold. The increase in pounds and sales price of prepared chicken products was primarily the result of improved demand from our food service customers. During the second quarter of fiscal 2022, the Company sold 28.4 million pounds of prepared chicken products, up from 24.5 million pounds during the second quarter of fiscal 2021.
Net sales for the six months ended April 30, 2022 were $2,867.1 million as compared to $2,043.2 million for the six months ended April 30, 2021, an increase of $824.0 million, or 40.3%. Net sales of poultry products for the six months ended April 30, 2022 and 2021 were $2,727.1 million and $1,957.5 million, respectively, an increase of $769.6 million, or 39.3%. The increase in net sales of poultry products resulted from a 36.2% increase in the average sales price of poultry products sold and a 2.3% increase in the pounds of poultry products sold. During the first six months of fiscal 2022, the Company sold 2,404.8 million pounds of poultry products, up from 2,350.6 million pounds during the first six months of fiscal 2021. This increase in pounds of poultry products sold is primarily the result of an increase of 1.9% in the number of head processed.
Overall, quoted market prices for poultry products increased during the first six months of fiscal 2022 as compared to the same period of fiscal 2021. When compared to the first six months of fiscal 2021, Urner Barry average market prices for boneless thigh meat, boneless breast meat, tenders and leg quarters increased by 102.5%, 93.5%, 54.5% and 11.3%, respectively, while Urner Barry average market prices for jumbo wings decreased by 0.2%. Average realized prices for chicken products sold to retail grocery store customers increased by 10.1% during the first six months of fiscal 2022 as compared to the same period of fiscal 2021, and retail grocery store demand remains strong.
Net sales of prepared chicken products for the six months ended April 30, 2022 and 2021 were $140.1 million and $85.7 million, respectively, an increase of 63.4%. This increase is primarily attributable to a 26.4% increase in the average sales price of prepared chicken products sold and a 29.2% increase in the pounds of prepared chicken products sold. The increase in pounds and sales price of prepared chicken products was primarily the result of improved demand from our food service customers. During the first six months of fiscal 2022, the Company sold 59.0 million pounds of prepared chicken products, up from 45.7 million pounds during the first six months of fiscal 2021.
Cost of sales for the second quarter of fiscal 2022 was $1,051.8 million as compared to $941.9 million during the second quarter of fiscal 2021, an increase of $109.9 million, or 11.7%. Cost of sales of poultry products during the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021, was $963.6 million and $893.1 million, respectively, which represents a 6.5% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products transferred to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from an increase in the cost of feed per pound of broilers processed of $0.0449, or 14.1%, and a $0.0184 per pound increase, or 4.2%, in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Three Months Ended April 30, 2022			Three Months Ended April 30, 2021			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$42,912		$0.5488	$30,596		$0.4985	$12,316	$0.0503
Feed in broilers processed	443,581		0.3631	388,976		0.3182	54,605	0.0449
All other cost of sales	556,400		0.4554	534,152		0.4370	22,248	0.0184
Less: Ending Inventory	38,696		0.5681	41,645		0.5838	(2,949)	(0.0157)
Total poultry cost of sales	$1,004,197	(1)	$0.8152	$912,079	(1)	$0.7523	$92,118	$0.0629
Pounds:
Beginning Inventory	78,191			61,374
Poultry processed/other	1,221,815			1,222,279
Poultry sold	1,231,897	(1)		1,212,315	(1)
Ending Inventory	68,110			71,338
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. Collectively, these non-feed related costs of poultry products sold increased by $0.0184 per pound processed, or 4.2%, during this year’s second fiscal quarter compared to the same quarter a year ago. The second quarter of fiscal 2022 includes a benefit of approximately $4.2 million for insurance proceeds received as a result of the winter storms of 2021. Conversely, the second quarter of fiscal 2021 includes approximately

$13.7 million in direct expenses incurred as a result of the winter storms. Excluding the effects of the proceeds and expenses directly related to the winter storms, other costs of sales of poultry products would have increased by $0.0331 per pound processed, or 7.8%, primarily attributable to higher labor and packaging costs in our processing facilities, higher freight costs incurred for the delivery of finished product, and higher chick costs. COVID-19-related expenses included in other costs of sales of poultry products during the second quarter of fiscal 2022 total approximately $0.4 million. By comparison, COVID-19-related expenses in other costs of sales of poultry products during the second quarter of fiscal 2021 totaled $3.7 million.
Cost of sales of the Company’s prepared chicken products during the second quarter of fiscal 2022 were $88.3 million as compared to $48.8 million during the same quarter a year ago, an increase of $39.5 million, or 80.9%. This increase was attributable to a 16.1% increase in the pounds of prepared chicken sold, resulting from improved customer demand, and significantly higher costs for the fresh chicken purchased by the plant.
Cost of sales for the first six months of fiscal 2022 was $2,059.9 million as compared to $1,781.3 million during the first six months of fiscal 2021, an increase of $278.6 million, or 15.6%. Cost of sales of poultry products during the first six months of fiscal 2022, as compared to the first six months of fiscal 2021, was $1,892.4 million and $1,695.5 million, respectively, which represents a 9.1% increase in the average cost of sales per pound of poultry products. As illustrated in the table below, which for comparative purposes includes poultry products sold to the Company's prepared chicken plant, the increase in the cost of sales per pound of poultry products resulted from an increase in the cost of feed per pound of broilers processed of $0.0544, or 18.7%, and a $0.0232 per pound, or 5.3%, increase in other costs of sales of poultry products.
Poultry Cost of Sales
(In thousands, except per pound data)

	Six Months Ended April 30, 2022			Six Months Ended April 30, 2021			Incr/(Decr)
Description	Dollars		Per lb.	Dollars		Per lb.	Dollars	Per lb.
Beginning Inventory	$42,775		$0.5646	$32,952		$0.4701	$9,823	$0.0945
Feed in broilers processed	840,016		0.3459	692,023		0.2915	147,993	0.0544
All other cost of sales	1,122,253		0.4622	1,042,378		0.4390	79,875	0.0232
Less: Ending Inventory	38,696		0.5681	41,645		0.5838	(2,949)	(0.0157)
Total poultry cost of sales	$1,966,348	(1)	$0.8073	$1,725,708	(1)	$0.7272	$240,640	$0.0801
Pounds:
Beginning Inventory	75,757			70,103
Poultry processed/other	2,428,182			2,374,195
Poultry sold	2,435,830	(1)		2,372,961	(1)
Ending Inventory	68,110			71,338
Note (1) - For comparative purposes, includes the costs and pounds of product sold to the Company's prepared chicken plant.
Other costs of sales of poultry products consists primarily of labor, packaging, freight, maintenance and repairs, utilities, antimicrobial interventions, contract grower pay, chick costs and certain fixed costs. Collectively, these non-feed related costs of poultry products sold increased by $0.0232 per pound processed, or 5.3%, during the first six months of fiscal 2022, as compared to the same period a year ago. The first half of fiscal 2022 includes a benefit of approximately $7.4 million for insurance proceeds received as a result of the winter storms of 2021. Conversely, the first half of fiscal 2021 includes approximately $13.7 million in direct expenses incurred as a result of the winter storms. Excluding the effects of the proceeds and expenses directly related to the winter storms, other costs of sales of poultry products would have increased by $0.0320 per pound processed, or 7.4%, primarily attributable to higher labor and packaging costs in our processing facilities, higher freight costs incurred for the delivery of finished product, and higher chick costs. These increases were partially offset by lower COVID-19-related expenses included in other costs of sales of poultry products, which totaled $2.0 million during the first six months of fiscal 2022, as compared to $9.0 million during the first six months of fiscal 2021.
Cost of sales of the Company’s prepared chicken products during the first six months of fiscal 2022 was $167.5 million as compared to $85.8 million during the same period a year ago, an increase of $81.7 million, or 95.3%. This increase was primarily attributable to a 29.2% increase in the pounds of prepared chicken sold, resulting from improved customer demand, and significantly higher costs for the fresh chicken purchased by the plant.
The Company recorded the value of live broiler inventories on hand at April 30, 2022 and October 31, 2021 at cost. In periods when the Company estimates that the cost to grow live birds in inventory to a marketable age and then process and distribute those birds will be lower in the aggregate than the anticipated sales proceeds, the Company values the broiler inventories on hand at cost and accumulates costs as the birds are grown to a marketable age subsequent to the balance sheet date. In periods when the Company estimates those costs will be higher in the aggregate than the anticipated sales proceeds, the Company will make an adjustment to reduce the value of live birds in inventory to the net realizable value. No such adjustment was required at April 30, 2022 or April 30, 2021.
Selling, general and administrative ("SG&A") costs during the second quarter of fiscal 2022 were $66.4 million, an increase of $2.1 million compared to the $64.2 million during the second quarter of fiscal 2021. SG&A costs during the six months ended April 30, 2022 were $132.1 million, an increase of $11.3 million compared to the $120.8 million during the six months ended April 30, 2021. The following tables include the components of SG&A costs for the three and six months ended April 30, 2022 and 2021.
Selling, General and Administrative Costs
(in thousands)

Description	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021	Increase/(Decrease)
Stock compensation expense	$8,245	$2,776	$5,469
Fees and expenses related to the pending merger	4,748	—	4,748
Administrative salaries	13,381	12,806	575
Legal expense	9,506	9,137	369
Sanderson Farms Championship expense	2,207	1,953	254
Broker commissions	3,058	3,302	(244)
Trainee expense	2,532	3,095	(563)
Advertising expense	2,093	2,787	(694)
COVID-19-related expense	2,708	4,927	(2,219)
ESOP expense	—	6,500	(6,500)
All other SG&A	17,904	16,962	942
Total SG&A	$66,382	$64,245	$2,137

Selling, General and Administrative Costs
(in thousands)

Description	Six Months Ended April 30, 2022	Six Months Ended April 30, 2021	Increase/(Decrease)
Stock compensation expense	$16,463	$5,178	$11,285
Fees and expenses related to the pending merger	5,528	—	5,528
Legal expense	20,979	17,601	3,378
Administrative salaries	26,280	25,163	1,117
Sanderson Farms Championship expense	4,414	3,903	511
Broker commissions	6,529	6,596	(67)
Trainee expense	5,044	6,081	(1,037)
Advertising expense	4,220	5,494	(1,274)
COVID-19-related expense	7,875	11,089	(3,214)
ESOP expense	—	6,500	(6,500)
All other SG&A	34,788	33,239	1,549
Total SG&A	$132,120	$120,844	$11,276
Regarding both tables above, the increases in stock-based compensation expense are primarily attributable to the timing of accruals related to the Company's performance share agreements with key employees, as described in "Part I, Item 1, Note 5 - Stock Compensation Plans" of this Form 10-Q. The increases in merger-related fees and expenses are the result of various expenses incurred to date related to the Company's entry into a definitive agreement on August 8, 2021 to be acquired by a joint venture between Cargill, Incorporated and Continental Grain Company (the "Merger Agreement"). The increases in legal expense are primarily attributable to our ongoing defense of the litigation described in "Part I, Item 1, Note 7 - Commitments and Contingencies" of this Form 10-Q. The increases in all other SG&A expenses are primarily the result of travel and entertainment expenses returning to a more normal level during fiscal 2022, as compared to fiscal 2021, when a substantial portion of business travel was halted due to the pandemic. The decreases in ESOP expense are due to the fact that we are unable to make an ESOP contribution during fiscal 2022 under the terms of the Merger Agreement.
The Company’s operating income for the three and six months ended April 30, 2022 was $421.5 million and $675.1 million, respectively, as compared to operating income for the three and six months ended April 30, 2021 of $127.7 million and $141.1 million, respectively. The improvement in operating results for the period ended April 30, 2022, as compared to the same period a year ago, resulted primarily from significantly higher average selling prices, partially offset by higher average costs of goods sold.
Interest expense during the second quarter and first half of fiscal 2022 was $0.6 million and $1.1 million, respectively, as compared to $0.7 million and $1.3 million, respectively, during the second quarter and first half of fiscal 2021.
The Company’s estimated annual effective tax rates for the three and six months ended April 30, 2022 were 23.7% and 23.8%, respectively, as compared to estimated annual effective tax rates of 23.7% and 23.9%, respectively, for the three and six months ended April 30, 2021. There were no significant discrete items recognized during any of the comparative periods. The Company estimates its effective tax rate for the full fiscal year 2022, exclusive of discrete items, will be approximately 23.8%. As of April 30, 2022, the Company's deferred income tax liability was $155.8 million as compared to $156.5 million at October 31, 2021, a decrease of $0.8 million.
During the three and six months ended April 30, 2022, the Company’s net income was $321.2 million, or $14.39 per share, and $514.0 million, or $23.03 per share, respectively. For the three and six months ended April 30, 2021, the Company’s net income was $96.9 million, or $4.34 per share, and $106.4 million, or $4.76 per share, respectively. The increase in net income for the comparative periods is primarily attributable to significantly higher average selling prices, partially offset by higher average costs of goods sold. Details related to each of the aforementioned drivers of the changes in net income have been discussed above.
Liquidity and Capital Resources
The Company’s working capital, calculated by subtracting current liabilities from current assets, at April 30, 2022 was $1,303.5 million, and its current ratio, calculated by dividing current assets by current liabilities, was 5.5 to 1. The Company’s working capital and current ratio at October 31, 2021 were $777.2 million and 3.5 to 1, respectively. These measures reflect the Company’s ability to meet its short-term obligations and are included here as a measure of the Company’s short-term market liquidity. The Company’s principal sources of liquidity during fiscal 2022 include cash on hand at October 31, 2021, cash flows from operations, and funds available under the Company’s revolving credit facility. As described below, the Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. As of April 30, 2022 and May 25, 2022, the Company had no outstanding draws under the facility, and had approximately $29.1 million outstanding in letters of credit, leaving $970.9 million of borrowing capacity available under the facility. Management believes the Company has sufficient liquidity available to meet its needs.
The Company’s cash position at April 30, 2022 and October 31, 2021 consisted of $829.1 million and $439.3 million, respectively, in cash and short-term cash investments. The Company’s ability to invest cash is limited by covenants in its revolving credit agreement to short-term investments. All of the Company’s cash at April 30, 2022 and October 31, 2021 was held in bank accounts or highly-liquid investment accounts. There were no restrictions on the Company’s access to its cash, and such cash was available to the Company on demand to fund its operations.
Cash flows provided by operating activities during the six months ended April 30, 2022 totaled $474.9 million, as compared to cash flows provided by operating activities of $143.6 million during the six months ended April 30, 2021, an increase of $331.3 million. During the first six months of fiscal 2022, the Company realized higher margins due to higher average selling prices, partially offset by higher average costs of goods sold, as compared to the first six months of fiscal 2021. This increase in cash flows was partially offset by an increase in inventories, especially our live bird and feed inventories, during the first six months of fiscal 2022. The increase in inventories is primarily the result of significantly higher prices paid for corn and soybean meal, our primary feed ingredients, during the first six months of fiscal 2022 as compared to the same period in fiscal 2021. Details related to the corn and soy markets are discussed above in the Executive Overview of Results section. The increase in cash flows between the two periods was further offset by outflows for cash bonuses paid during December 2021. These bonus payments totaled approximately $55.9 million, compared to no such payout during the first six months of fiscal 2021.
Cash flows used in investing activities during the first six months of fiscal 2022 and 2021 were $72.9 million and $85.9 million, respectively. The Company’s capital expenditures during the first six months of fiscal 2022 were approximately $73.1 million, and included approximately $13.9 million for multiple large-scale equipment and building upgrades at multiple complexes and approximately $2.1 million to purchase new vehicles that would have been leased prior to fiscal 2020. Capital expenditures for the first six months of fiscal 2021 were $86.3 million, and included approximately $22.1 million for multiple large-scale equipment and building upgrades at multiple complexes, $6.6 million to purchase new vehicles and $9.8 million on construction of a new hatchery in Jones County, Mississippi.
Cash flows used in financing activities during the six months ended April 30, 2022 totaled $12.2 million, as compared to cash flows provided by financing activities of $16.2 million during the six months ended April 30, 2021. The change in cash flows from financing activities is primarily attributable to the change in outstanding borrowings under the Company's revolving credit facility. During the six months ended April 30, 2022, the Company's outstanding borrowings remained unchanged, as compared to an increase in outstanding borrowings of $30.0 million under the facility during the six months ended April 30, 2021.
As of May 13, 2022, the Company's fiscal 2022 capital budget is approximately $221.4 million. The Company expects the 2022 capital budget to be funded by cash on hand, internally generated working capital and cash flows from operations. The fiscal 2022 capital budget includes an aggregate of approximately $68.2 million for multiple large-scale equipment and building upgrades at multiple complexes and $20.3 million to purchase new vehicles that would have been leased prior to fiscal 2020. Excluding the budgeted amounts for the items detailed above, the fiscal 2022 capital budget is approximately $132.9 million. These amounts are estimates and are subject to change as we move through the remainder of fiscal 2022.
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
Revolving Credit Facility
The Company is a party to a revolving credit facility dated April 23, 2021, with a maximum available borrowing capacity of $1.0 billion. Under the credit facility, the Company may not exceed a maximum debt-to-total capitalization ratio of 50%. The Company has a one-time right, at any time during the term of the agreement, to increase the maximum debt-to-total capitalization ratio then in effect by five percentage points in connection with the construction of a new poultry complex for the four fiscal quarters beginning on the first day of the fiscal quarter during which the Company gives written notice of its intent to exercise this right. The Company has not exercised this right. The facility also sets a minimum net worth requirement that at April 30, 2022, was $1.5 billion. The credit is unsecured and, unless extended, will expire on April 23, 2026. As of April 30, 2022 and May 25, 2022, the Company had no outstanding draws under the facility and had approximately $29.1 million outstanding in letters of credit, leaving $970.9 million of borrowing capacity available under the facility. For more information about the facility, see Item 1.01 of our Current Report on Form 8-K filed April 28, 2021.
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
Although the Company does not use derivative financial instruments as defined in ASC 815 or purchase market risk sensitive instruments of the type contemplated by Item 305 of Regulation S-K, the commodities that the Company does purchase for physical delivery, primarily corn and soybean meal, are subject to price fluctuations that have a direct and material effect on the Company’s profitability as mentioned above. During the second quarter of fiscal 2022, the Company purchased approximately 32.1 million bushels of corn and approximately 297,234 tons of soybean meal for use in manufacturing feed for its live chickens. A $1.00 change in the average market price paid per bushel for corn would have affected the Company’s cash outlays for corn by approximately $32.1 million in the second quarter of fiscal 2022. Likewise, a $10.00 change in the price paid per ton for soybean meal would affect the Company’s cash outlays by approximately $3.0 million.
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
During the second quarter of fiscal 2022, the Company’s average feed cost per pound of broilers processed totaled $0.3631 per pound. Feed costs per pound of broilers processed consist primarily of feed grains, but also include other feed ingredients such as vitamins, fat and mineral feed supplements. The average feed cost per pound is influenced not only by the price of feed ingredients, but also by the efficiency with which live chickens convert feed into body weight. Factors such as weather, poultry husbandry, quality of feed ingredients and the quality, size and health of the bird, among others, affect the quantity of feed necessary to mature chickens to the target live weight and the efficiency of that process. Generally, however, a $1.00 change in the average price paid per bushel of corn fed to a chicken during its life would have affected average feed cost per pound of broilers processed by $0.0262, based on the quantity of grain used during the second quarter of fiscal 2022. Similarly, a $10.00 change in the average price paid per ton of soybean meal would have influenced the average feed cost per pound of broilers processed by $0.0024 during the second quarter of fiscal 2022.
The following table shows the impact of hypothetical changes in the price of corn and soybean meal on both the Company’s cash flow and cost of goods sold, based on quantities actually purchased in the second quarter of fiscal 2022:

Feed Ingredient	Quantity Purchased during the Second Fiscal Quarter of 2022	Hypothetical Price Change	Impact on Cash Outlay	Ultimate Impact on Feed Cost per Pound of broilers Processed
Corn	32.1 million bushels	$1.00 per bushel	$32.1 million	$0.0262/lb processed
Soybean meal	297,234 tons	$10.00 per ton	$3.0 million	$0.0024/lb processed
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States, and when the Company is indebted, it sometimes maintains certain of its debt as fixed rate in nature to mitigate the impact of fluctuations in interest rates. Although the Company had no fixed-rate debt on its balance sheet at April 30, 2022, management believes the potential effects of near-term changes in interest rates on the Company's debt are immaterial.
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
As of April 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2022.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In past years there has been substantial publicity regarding a highly pathogenic Asian strain of avian influenza, or AI, known as H5N1, which has affected Asia since 2002 and which has been found in Europe, the Middle East and Africa. This strain of AI is typically spread by migratory birds, such as ducks and geese. There have also been some cases where this strain of AI is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.
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
On February 8, 2022 the highly pathogenic H5N1 strain of AI was discovered in a commercial turkey flock in Indiana and has subsequently been detected in many other commercial poultry flocks within the United States. As of May 13, 2022, the current outbreak has affected approximately 37.6 million commercial birds, of which approximately 28.7 million were table egg layers, 5.2 million were turkeys and 2.3 million were broiler chickens.
To date, only one of our broiler flocks, which was located in North Carolina, has been affected by the current AI outbreak. We have a high degree of confidence in our industry’s biosecurity program, but we cannot be certain our flocks or others in our industry will not be significantly affected by AI. Given our high degree of confidence in our biosecurity programs, we believe the primary risks associated with domestic outbreaks of AI are market risks, as many countries to which our industry sells product typically impose bans on the import of broiler meat produced in the United States when AI is found. The extent of the bans varies by country and can range from county-specific, which means product of a certain county is banned, to nationwide, under which any poultry produced in the United States is banned.
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
Our operations may be negatively affected by Russia's invasion of Ukraine and its consequences.
The primary risk to our business from Russia’s invasion of Ukraine is the resulting uncertainty surrounding the region’s corn and fertilizer production and exports and the impact that uncertainty has had and could continue to have on the price of corn, which is the largest component of our total feed costs. In the 2020/2021 growing year, Ukraine was the world's seventh-largest producer and fourth-largest exporter of corn, responsible for 13% of global exports. In addition, the country produces approximately one-fifth of the world's high-grade wheat and 7% of all wheat. It is uncertain when or if Ukrainian farmers will be willing or able to plant new crops while the country is at war, and the planting season for this year's crops is nearly over. In late April, Ukraine’s Ministry of Agrarian Policy announced it expects that at least 60-70% of crops will be sown on time this spring, but in areas where active hostilities continue, it expects only 30-40% will be planted on time. While we do not import corn or other feed grains directly from the region, Ukraine’s inability to plant, grow and harvest a material portion of its grain crops will negatively impact the worldwide supply of grain, including corn, and will continue to put upward pressure on grain prices. Due to the ongoing conflict, shipping channels through which old-crop grain would normally be exported are blocked or disrupted, and only a fraction of normal exports are able to be transported. These uncertainties, together with already tight global grain supplies, have caused grain prices to rise and exhibit significant volatility since the invasion began. That trend will likely continue.

Additionally, Russia is the world’s largest exporter of fertilizers, accounting for 23% of ammonia exports, 14% of urea exports, 10% of processed phosphate exports, and 21% of potash exports, according to data from The Fertilizer Institute. Exports of fertilizers from Russia have dropped significantly because of the war and resulting economic sanctions. While the supply of fertilizers in the United States should be better than in other parts of the world due to the United States' robust domestic production, United States farmers are likely to face significantly higher prices because of the interconnectedness of the global fertilizer industry. This could impact planting and fertilizer use decisions by United States farmers, which could impact the quality, quantity and pricing of feed grain crops in the United States.
Following Russia's invasion and annexation of Crimea from Ukraine in 2014, the U.S. Government imposed sanctions on Russia. In response, Russia banned the import of poultry products from the U.S. As a result, we do not currently export product to Russia. We also do not currently export to Ukraine and have not for many years. As a result, we do not expect the war to have a material effect on our export markets.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2022, the company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Feb. 1 - Feb. 28, 2022	—	$—	—	2,000,000
Mar. 1 - Mar. 31, 2022	130	183.19	130	2,000,000
Apr. 1 - Apr. 30, 2022	—	—	—	2,000,000
Total	130	$183.19	130	2,000,000
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

SANDERSON FARMS, INC.
(Registrant)

Date: May 26, 2022	By:	/s/ D. Michael Cockrell
Treasurer, Chief Financial Officer and Chief Legal Officer

Date: May 26, 2022	By:	/s/ Tim Rigney
Secretary, Corporate Controller and
Chief Accounting Officer